Form 10-Q
period 1996-09-30
MILLENNIUM CHEMICALS INC
filed 1996-11-12
CIK 1018099

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                         TO

COMMISSION FILE NUMBER: 1-12091
                           MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 22-3436215
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                              99 WOOD AVENUE SOUTH
                            ISELIN, NEW JERSEY 08830
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  908-603-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No __X__ (Registrant has been subject to such requirements for fewer than 90 days)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,324,600 shares of Common Stock, par value $.01 per share, as of November 12, 1996.

________________________________________________________________________________

                           MILLENNIUM CHEMICALS INC.
                               TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------

Part I
          Item 1  Financial Statements...................................................................       2
          Item 2  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...........................................................................      14

Part II
          Item 4  Submission of Matters to a Vote of Security Holders....................................      21
          Item 6  Exhibits and Reports on Form 8-K.......................................................      21
         Signature.......................................................................................      22
         Exhibit Index...................................................................................      23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MILLENNIUM CHEMICALS INC.
                            COMBINED BALANCE SHEETS
                                 (IN MILLIONS)



                                                                        PRO FORMA
                                                                      SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                                      1996 (NOTE 2)        1996             1995
                                                                      -------------   -------------    ------------
                                                                       (UNAUDITED)      (UNAUDITED)
                              ASSETS
Current assets:
     Cash and cash equivalents.....................................      $   388          $   388         $    412
     Trade receivables, net........................................          514              514              502
     Inventories...................................................          454              454              554
     Other current assets..........................................           75              115              221
     Net assets of Discontinued Businesses sold to Hanson..........           --              617            3,772
                                                                      -------------    -------------    ------------
          Total current assets.....................................        1,431            2,088            5,461
                                                                      -------------    -------------    ------------
Property, plant and equipment, net.................................        1,977            1,977            2,262
Investments and other assets.......................................          336              336              278
Goodwill...........................................................        1,778            1,778            2,042
                                                                      -------------    -------------    ------------
          Total assets.............................................      $ 5,522          $ 6,179         $ 10,043
                                                                      -------------    -------------    ------------
                                                                      -------------    -------------    ------------

                 LIABILITIES AND INVESTED CAPITAL
Current liabilities:
     Notes payable.................................................      $   222          $   222         $    113
     Current maturities of long-term debt..........................           11               11               11
     Trade accounts payable........................................          134              134              178
     Income taxes payable..........................................           30               30               --
     Accrued expenses and other liabilities........................          443              443              575
                                                                      -------------    -------------    ------------
          Total current liabilities................................          840              840              877
Non-current liabilities:
     Long-term debt................................................        2,283            3,650            3,304
     Deferred income taxes.........................................          129              225              171
     Other liabilities.............................................          973              963              890
                                                                      -------------    -------------    ------------
          Total liabilities........................................        4,225            5,678            5,242
                                                                      -------------    -------------    ------------
Commitments and contingencies (Note 7)
Stockholders' Equity/Invested capital..............................        1,297              501            4,801
                                                                      -------------    -------------    ------------
          Total liabilities and invested capital...................      $ 5,522          $ 6,179         $ 10,043
                                                                      -------------    -------------    ------------
                                                                      -------------    -------------    ------------

See notes to combined financial statements.

                           MILLENNIUM CHEMICALS INC.
                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                    ----------------------    ---------------------
                                                                      1996         1995         1996         1995
                                                                    ---------    ---------    ---------    --------
                                                                         (UNAUDITED)               (UNAUDITED)

Net sales........................................................     $ 769        $ 872       $ 2,279      $2,939
Operating costs and expenses:
     Cost of products sold.......................................       565          571         1,711       1,866
     Depreciation and amortization...............................        50           59           152         180
     Selling, development and administrative expenses............        49           89           136         203
     Asset impairment and related closure costs..................        15           --            75          --
                                                                    ---------    ---------    ---------    --------
          Operating income.......................................        90          153           205         690
Interest expense, primarily to a related party...................        63           59           171         181
Interest income..................................................       (13)          (5)          (25)        (20)
Gain on sale of Suburban Propane.................................        --           --          (210)         --
Equity in losses (earnings) of Suburban Propane..................         5           --           (32)         --
Other expense (income), net......................................        12          (14)           31          65
                                                                    ---------    ---------    ---------    --------
Income from continuing operations before provision for income
  taxes..........................................................        23          113           270         464
Provision for income taxes.......................................       (13)         (42)         (167)       (188)
                                                                    ---------    ---------    ---------    --------
Income from continuing operations................................        10           71           103         276
Income/(Loss) from discontinued operations (net of income taxes
  of $17, $10, ($1,269) and $3)..................................        37           27        (3,167)         --
                                                                    ---------    ---------    ---------    --------
Net income (loss)................................................     $  47        $  98       $(3,064)     $  276
                                                                    ---------    ---------    ---------    --------
                                                                    ---------    ---------    ---------    --------

See notes to combined financial statements.

                           MILLENNIUM CHEMICALS INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                             --------------------
                                                                                              1996         1995
                                                                                             -------      -------
                                                                                                 (UNAUDITED)

Cash flows from operating activities:
     Income from continuing operations....................................................   $   103      $   276
     Adjustment to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization...................................................       152          180
          Asset impairment and related closure costs......................................        75           --
          Provision for deferred income taxes.............................................        64           34
          Gain on sale of Suburban Propane................................................      (210)          --
     Changes in assets and liabilities:
          (Increase) decrease in trade receivables........................................       (12)           4
          Decrease (increase) in inventories..............................................        66          (61)
          Decrease in other current assets................................................        80          139
          (Increase) decrease in investments and other assets.............................       (66)         121
          (Decrease) increase in trade accounts payable...................................       (13)          43
          (Decrease) increase in accrued expenses and other liabilities and income taxes
           payable........................................................................       (50)         102
          Increase (decrease) in other liabilities........................................        91          (87)
                                                                                             -------      -------
          Net cash provided by operating activities.......................................       280          751
Cash flows from investing activities:
     Capital expenditures.................................................................      (223)        (201)
     Proceeds from sale of Suburban Propane...............................................       733           --
     Proceeds from sale of fixed assets...................................................         7           26
                                                                                             -------      -------
          Cash provided by (used in) investing activities.................................       517         (175)
Cash flows from financing activities:
     Dividend to parent...................................................................        --       (1,617)
     Net transactions with affiliates.....................................................    (1,237)       1,506
     Proceeds from long-term debt.........................................................       306           --
     Repayment of long-term debt..........................................................        --           (5)
     Increase (decrease) in notes payable.................................................       109         (111)
                                                                                             -------      -------
          Cash (used in) financing activities.............................................      (822)        (227)
                                                                                             -------      -------
Effect of exchange rate changes on cash...................................................         1           14
(Decrease) increase in cash and cash equivalents..........................................       (24)         363
Cash and cash equivalents at beginning of period..........................................       412          367
                                                                                             -------      -------
Cash and cash equivalents at end of period(A).............................................   $   388      $   730
                                                                                             -------      -------
                                                                                             -------      -------

------------

 (A) Excluding restricted cash of $111 and $85 classified in investments and other assets at September 30, 1996 and 1995, respectively.

See notes to combined financial statements.

                           MILLENNIUM CHEMICALS INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (IN MILLIONS)

NOTE 1 -- BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

     In contemplation of the demerger (the 'Demerger') of the Chemicals Business (as defined below) from Hanson PLC ('Hanson'), on October 1, 1996, all the issued and outstanding common stock or net operating assets of Quantum Chemical Corporation, SCM Chemicals, Inc., SCM Chemicals Limited, SCM Chemicals Ltd. and Glidco Inc. and certain other assets and interests were transferred to Millennium Chemicals Inc. (the 'Company'). The Company on October 1, 1996 issued shares representing all of its then outstanding common stock, par value $.01 per share, together with associated preferred stock purchase rights (collectively the 'Common Stock'), to Hanson's shareholders on a pro rata basis. At September 30, 1996, the Company had no material assets or liabilities. These financial statements are presented on a going concern basis and include only the historical net assets and results of operations that are directly related to the Company's operations. Consequently, the financial position, results of operations and cash flows may not be indicative of what would have been reported if the Company had been a separate entity. All significant intercompany accounts and transactions have been eliminated.

     The accompanying combined financial statements include the combined operations, assets and liabilities of the chemical businesses held by Hanson and conducted by Quantum Chemical Corporation ('Quantum Chemical'), SCM Chemicals Inc., SCM Chemicals Limited and SCM Chemicals Ltd. (collectively 'SCM Chemicals') and Glidco Inc. ('Glidco') and certain other interests currently owned, directly or indirectly, by Hanson (collectively, the 'Chemicals Business'). See Note 2 for a description of the Demerger transactions and the pro forma capitalization of the Company upon their completion.

     In addition, the combined financial statements include the combined operations and net assets of certain non-chemicals businesses ('Discontinued Businesses') which the Company owned during the periods presented but which as part of the transactions to effectuate the Demerger were sold to Hanson on October 6, 1996. The Company sold the stock and net operating assets of the Discontinued Businesses for cash aggregating their fair market value of $676, net of assumed debt of $431. The Discontinued Businesses consist of the building materials operations of HMB Holdings Inc. ('Cornerstone') and the materials handling business of Grove North America ('Grove Worldwide'). Since these operations were not part of the Company upon completion of the Demerger transactions, their historical net assets and results of operations have been presented in the accompanying financial statements as discontinued operations. Any difference between the proceeds from these transactions and the underlying carrying value of the net assets of these operations will be accounted for as a capital transaction and, accordingly, will not affect the Company's results of operations.

     Combined herein are the net operating assets and results of operations of Suburban Propane ('Suburban') which was acquired as a division of Quantum Chemical on September 30, 1993. In March 1996, the Company sold a 73.6% interest in Suburban through an initial public offering of 21,562,500 common units in a new master limited partnership ('MLP'), Suburban Propane Partners, L.P., and received aggregate proceeds from the sale of common units and issuance of Suburban Propane notes of approximately $831 (including approximately $98 of accounts receivable in which the Company retained ownership at the time of sale), resulting in a pre-tax gain of $210. The Company retained a combined subordinated and general partnership interest of 26.4% in Suburban Propane Partners L.P., and has accounted for this continuing interest on an equity basis effective January 1, 1996.

     The accompanying financial statements at September 30, 1996 and 1995 and all references made to the amounts for the periods then ended are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results of operations and financial position for the interim periods presented. Such adjustments consisted only of normal recurring items except as otherwise disclosed in Notes 4 and 5.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 2 -- PRO FORMA FINANCIAL DATA (UNAUDITED)

     Presented together with the historical Combined Balance Sheet at September 30, 1996 is a pro forma balance sheet of the Company as of that date giving effect to the completion of a series of transactions in order to effectuate the Demerger and the recapitalization of the Company assuming the repurchase of the 2.39% Senior Exchangeable Discount Notes Due 2001 (the 'Exchangeable Notes') (see Note 9) and the anticipated issuance of new debt securities. Such transactions include (i) the transfer of certain of the businesses and assets intended to remain with Hanson but held by prospective subsidiaries of the Company ('Non-Chemicals Businesses') to Hanson on September 30, 1996 and the use of proceeds thereof, together with cash balances and bank debt, to repay the Allocated Loan (as defined in Note 6), (ii) the transfer of the Discontinued Businesses to Hanson on October 6, 1996 and the use of proceeds thereof, together with cash balances and bank debt, to repay the Company's remaining indebtedness to Hanson, (iii) a net capital contribution from Hanson pursuant to the demerger agreement to arrive at combined debt of the Company, net of cash (including restricted cash of $111 included in investments and other assets) and cash equivalents, of $2,017 after giving effect to the sale of the Discontinued Businesses and repurchase of the Exchangeable Notes, (iv) 100% acceptance of the offer to repurchase the Exchangeable Notes and (v) the issuance of $750 of new debt securities the net proceeds of which will be used, together with bank debt, for such repurchase. These transactions will change the capitalization of the Company upon Demerger. The following details the capitalization of the Company on a historical and pro forma basis as of September 30, 1996.

                                                                                          AS OF SEPTEMBER 30, 1996
                                                                                        ----------------------------
                                                                                          ACTUAL         PROFORMA
                                                                                        -----------    -------------

Short-term debt:
     Notes payable...................................................................     $   222         $   222
     Other...........................................................................          11              11
                                                                                        -----------    -------------
          Total short-term debt......................................................     $   233         $   233
                                                                                        -----------    -------------
                                                                                        -----------    -------------
Long-term debt:
     New Senior Securities...........................................................          --             750
     Credit Facility.................................................................         300           1,497
     Exchangeable Notes..............................................................       1,036              --
     Allocated Loan..................................................................       2,250              --
     Other...........................................................................          64              36
                                                                                        -----------    -------------
          Total long-term debt.......................................................     $ 3,650         $ 2,283
                                                                                        -----------    -------------
                                                                                        -----------    -------------
Stockholders' equity:
     Common Stock, 250,000,000 shares, par value $.01 per share, authorized,
      77,324,600 shares issued and outstanding.......................................     $    --         $     1
     Paid-in capital.................................................................          --           1,296
     Invested capital................................................................         501              --
                                                                                        -----------    -------------
          Total stockholders' equity.................................................     $   501         $ 1,297
                                                                                        -----------    -------------
                                                                                        -----------    -------------

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories: Inventories are stated at the lower of cost or market value. For certain U.S. operations cost is determined under the last-in, first-out
(LIFO) method. The first-in, first out (FIFO) method is

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED used by all other subsidiaries. Inventories valued on a LIFO basis were approximately $30 and $22 less than the amount of such inventories valued at current cost at September 30, 1996 and December 31, 1995, respectively.

     Inventories consist of the following:



                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1996            1995
                                                                  -------------   ------------
                                                                   (UNAUDITED)

Finished products..............................................       $ 234            $337
In-Process products............................................          13              17
Raw materials..................................................         146             144
Other inventories..............................................          61              56
                                                                     ------          ------
                                                                      $ 454            $554
                                                                     ------          ------
                                                                     ------          ------

     Environmental Liabilities and Expenditures: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed) and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

     Dual Residence: The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the U.K. Inland Revenue as to the tax-free treatment of the distribution of Common Stock to effect the Demerger for U.K. tax purposes for Hanson and Hanson shareholders, Hanson agreed with the U.K. Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom for at least five years following the date of the Demerger (October 1, 1996). Hanson also agreed with the U.K. Inland Revenue that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during such five-year period. In an agreement with Hanson to effect the Demerger, the Company agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in Hanson's agreement with the U.K. Inland Revenue. The Company's By-Laws provide for similar constraints.

     Hanson's agreement with the U.K. Inland Revenue provides that if at any time during the five-year period following the date of the Demerger, the Company ceases to be regarded as centrally managed and controlled in the United Kingdom, the distribution of Common Stock to effect the Demerger will no longer be regarded as tax-free to Hanson under U.K. law (although it will continue to be treated as tax-free under U.K. law to Hanson shareholders). The Company will indemnify Hanson against any liability and penalties arising out of a breach of the agreement between Hanson and the U.K. Inland Revenue referred to in the preceding paragraph. The Company estimates that, if such indemnification obligation were to arise prior to October 1, 1997, it would amount to approximately $421. Such amount will decrease by $84.2 on each October 1 through October 1, 2001.

     If the Company ceases to be a U.K. tax resident at any time, the Company will be deemed for purposes of U.K. corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for U.K. corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling at the time of acquisition of the

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 3 -- SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED assets by the Company) adjusted for U.K. inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not have actually appreciated in US dollar terms (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

     Fair Value of Financial Instruments: The fair value of all short-term financial instruments are estimated to approximate their carrying value because of their short maturity. The Company from time to time has utilized forward exchange contracts, currency swaps or other derivative products to hedge its risk in foreign or other operations.

     Earnings per Share: Historical earnings per share are not presented because there is no separate identifiable pool of capital for the periods prior to incorporation upon which a per share calculation could be based.

     Long-Term Incentive Plan: The Company has adopted a Stock Incentive Plan for the purpose of enhancing the profitability and value of the Company for the benefit of the stockholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan.

     The Stock Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance units; and (v) performance shares. On October 8, 1996 the Compensation Committee of the Company's Board of Directors awarded restricted stock having an aggregate undiscounted fair market value on the date of grant of approximately $65 to 32 executive officers. The vesting schedule for the award is as follows: (i) three equal tranches aggregating 25% of the total award will vest in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award will be subject to the achievement of 'economic value added' performance criteria established by the Compensation Committee for each of three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. If and to the extent such criteria are achieved, half of the 25% tranche relating to a particular performance cycle of the award will vest immediately and the remainder will vest in five equal annual installments commencing on the first anniversary of the end of the cycle.

     In addition to the initial awards of restricted stock to the above officers, it is expected that the Compensation Committee, upon recommendation of management, annually will make awards of restricted stock to senior managers of the Company that employ the same 'economic value added' performance concepts.

NOTE 4 -- IMPAIRMENT OF LONG-LIVED ASSETS AND RELATED CLOSURE COSTS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' SFAS 121 established guidelines for reviewing recoverability of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less that the assets' carrying amount. Impairment losses under SFAS 121 are measured by comparing the estimated fair value of the assets to their carrying amount. Except for certain assets of one of the Discontinued Businesses to be sold to Hanson, the effect of adoption was not material. (See Note 5 -- Net Assets of Discontinued Business Sold to Hanson).

     During the nine months ended September 30, 1996, the Company recorded a $60 non-recurring charge ($39 after-tax) to reduce the carrying value of certain property, plant and equipment employed in sulfate-process manufacturing of TiO2, caused by changes in current market conditions. Intense price competition has been experienced, and is expected to continue as customers of the anatase products

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 4 -- IMPAIRMENT OF LONG-LIVED ASSETS AND RELATED CLOSURE COSTS -- CONTINUED associated with the sulfate-process operations seek more cost efficient manufacturing inputs to their applications. As a result of continued
deterioration of  market conditions  in  the TiO2  industry,  in July  1996  the
Company decided to implement a program which includes a reduction of its sulfate-process manufacturing capacity both in the UK and US, rephasing chloride-process expansion programs in the UK and Australia and announced increases in global selling prices for TiO2 (which will not be realized during the balance of 1996). The 10,000 tonne sulfate-process plant in Stallingborough, England will be closed and production at its 66,000 tonne sulfate-process facility in Baltimore, Maryland will be reduced by approximately one-third. The carrying value of plant and equipment associated with sulfate-process manufacturing has been reduced by $60 in the nine months ended September 30, 1996 as a result of evaluating the recoverability of such assets under the unfavorable market conditions existing at that time. In addition, $15 of closure costs associated with the implementation of this plan have been provided for in the quarter ended September 30, 1996. The amount of the write-down related to the reduction of asset carrying value was determined by comparison to the fair value of the related assets as determined based on the projected discounted cash flows identified to such assets.

NOTE 5 -- NET ASSETS OF DISCONTINUED BUSINESSES SOLD TO HANSON

     Net assets of Discontinued Businesses sold to Hanson included the historical net assets of the Cornerstone and Grove Worldwide businesses which were not a part of the Company upon completion of the Demerger transactions. Cornerstone is engaged in the production and sale of aggregates products and concrete and in construction contracting. Grove Worldwide's business is the manufacture and sale of hydraulic cranes. The stock and net assets of such companies were sold to Hanson on October 6, 1996 and accordingly have been reflected herein as Discontinued Operations. (See Note 1.) In January 1996, Hanson announced its plan to demerge the Chemicals Businesses; such plan included the sale of the Discontinued Businesses by the Company. Because adoption of SFAS 121 on January 1, 1996 preceded the date this plan was announced, the SFAS 121 charge predates the date at which such businesses may be accounted for as discontinued operations under APB 30. As presented in the accompanying combined balance sheets, the historical net assets of these businesses are comprised of the following:



                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                1996              1995
                                                                            -------------    ------------
                                                                             (UNAUDITED)

Current assets...........................................................      $   738         $    710
Non-current assets.......................................................        2,078            7,126
Current liabilities......................................................         (378)            (364)
Non-current liabilities..................................................       (1,821)          (3,700)
                                                                            -------------    ------------
     Net assets of Discontinued Businesses sold to Hanson................      $   617         $  3,772
                                                                            -------------    ------------
                                                                            -------------    ------------

     The following  represents the  results of  operations of  the  Discontinued
Businesses:

                                                                     THREE MONTHS      NINE MONTHS ENDED
                                                                         ENDED
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                    ---------------    -----------------
                                                                    1996     1995       1996       1995
                                                                    ----    -------    -------    ------
                                                                      (UNAUDITED)         (UNAUDITED)

Sales............................................................   $555    $   481    $ 1,444    $1,216
                                                                    ----    -------    -------    ------
                                                                    ----    -------    -------    ------
Pre tax (loss) income............................................     54         37     (4,436)        3
Tax (benefit) provision..........................................     17         10     (1,269)        3
                                                                    ----    -------    -------    ------
     Net (loss) income...........................................   $ 37    $    27    $(3,167)   $    0
                                                                    ----    -------    -------    ------
                                                                    ----    -------    -------    ------

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 5 -- NET ASSETS OF DISCONTINUED BUSINESSES SOLD TO HANSON -- CONTINUED

     As discussed in Note 4, on January 1, 1996, the Company adopted SFAS 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Prior to the adoption of this pronouncement, asset impairment was evaluated at an operating company level based on the contribution of operating profits and undiscounted cash flows being generated from those operations. Under this policy, assets used in Cornerstone's operations, which are comprised of approximately 20 separate operating companies, were evaluated for impairment based on gross margins and cash flows generated by each separate operating company in a given business cycle. Evaluation of Cornerstone's assets at this level does not result in any impairment.

     SFAS 121 requires the impairment review to be performed at the lowest level of asset grouping for which there are identifiable cash flows which represents a change from the level at which the previous accounting policy measured impairment. In the case of Cornerstone, economic groupings of assets were made based on local marketplaces and could consist of both active and inactive quarry operations and hot mix asphalt facilities managed together as a single operating unit. Evaluation of assets at this lower grouping level indicated an impairment of certain of those assets. The impairment loss was measured based on the difference between estimated discounted cash flows and the carrying value of such assets. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates.

     The  initial  non-cash  charge  resulting  from  adopting  the   evaluation
methodology provided by SFAS 121 was $4,497 ($3,206 after income taxes), principally related to certain of Cornerstone's aggregates-related assets.

NOTE 6 -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The debt included in the combined balance sheets reflects the obligations directly related to the Company. Excluded from such amounts are other obligations which, upon the Demerger, did not carryover to the Company as a separate entity.



                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
The detail of long-term debt is as follows:
     Credit Facility, due 2001. Interest at the bank's prime lending rate, or LIBOR or NIBOR plus .225% at the option of the Company. Facility fee of .125% to be
      paid quarterly...............................................................      $   300          $   --
     2.39% Senior Exchangeable Discount Notes Due 2001 (net of unamortized discount
      of $219 and $291)............................................................        1,036           1,004
     Allocated Loan payable to Hanson bearing interest at 7.0% Due 2003............        2,250           2,250
     Debt payable through 2007 at interest rates ranging from 4% to 11%............           75              61
     Less current maturities of long-term debt.....................................          (11)            (11)
                                                                                      -------------    ------------
                                                                                         $ 3,650          $3,304
                                                                                      -------------    ------------
                                                                                      -------------    ------------

     In July 1996, one of the Company's subsidiaries and the Company as guarantor entered into a $2,250 senior unsecured revolving credit facility (the 'Credit Facility') with a facility fee based upon the ratings by S&P and Moody's, maturing in July 2001. The proceeds from the borrowings are to be used for providing working capital, for the repurchase of the Exchangeable Notes and for the repayment of the Allocated Loan in connection with the Demerger. The Credit Facility bears interest at the bank's prime lending rate, or LIBOR or NIBOR plus a spread based upon the ratings by S&P and Moody's. The current facility fee and spread are 0.125% and 0.225%, respectively.

     The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets,

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 6 -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS -- CONTINUED or assign any rights to security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also restricts the ability of subsidiaries of the Company (other than the Issuer) to incur indebtedness or issue preferred stock. The Credit Agreement also requires the Company to satisfy certain financial performance criteria.

     The Exchangeable Notes have a stated interest rate of 2.39% per annum which when combined with the implicit interest yield attributable to the original issue discount to par ('OID') represent a yield to maturity of 6.0%. The notes are not callable until March 1, 1999. Each holder of a note has a benefit of a right (an 'ADS Right'), not separately tradeable, which is exercisable at the holder's option until March 1, 2001 to cause the holder's notes to be exchanged for ADSs, with each ADS representing five ordinary shares of 25 pence in the capital of Hanson, currently set at 55.712 ADSs per $1,000 principal amount of maturity of the notes. As of September 30, 1996, the fair market value of the notes was $1,089 based upon the September 30, 1996 trading price of $867.50 per $1,000 principal amount at maturity. As a consequence of the Demerger, as required by the provisions of the indenture governing such notes, the Company's subsidiary provided a notice to the holders of the Exchangeable Notes that it will offer to repurchase such notes for cash at 101% of their accreted value plus accrued interest from all holders who exercise their 'change-in-control rights' under the indenture. (See Note 9 -- Subsequent Events).

     In conjunction with the acquisition of Quantum Chemical, a subsidiary of the Company established a long term financing agreement with Hanson under which $2,250 was borrowed in October 1993 ('Allocated Loan'). The agreement, as amended, provides for such borrowings to be repaid in October 2003, and bears interest at 7.0% per annum payable annually. Such loan was repaid on October 1, 1996 using the proceeds from the sale of the Non-Chemicals Businesses on September 30, 1996, borrowings under the Credit Facility and cash balances.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     The Company has various contractual obligations to purchase raw materials used in its production of polyethylene, titanium dioxide and aroma chemicals. Commitments to purchase ethylene used in the production of polyethylene are based on market prices and expire from 1996 through 2000. Commitments to purchase ore used in the production of titanium dioxide are generally three to eight year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore aggregate approximately $1,300 for titanium dioxide and expire between 1997 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of aroma and flavor chemicals, are generally pursuant to one to five year contracts with prices based on the market price and which expire from 1996 through 2000.

     The Company's Chemicals business is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites.

     Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES -- CONTINUED

     The Company believes that the range of potential liability for the above matters, collectively, which primarily relates to environmental remediation activities, is between $130 and $180 and has accrued $180 as of September 30, 1996.

     Certain of the Discontinued Businesses have also been named as defendants, PRP's or both in environmental proceedings or have contractual liabilities to indemnify the purchasers of certain environmental liabilities. Hanson or a Hanson subsidiary has agreed to indemnify the Company against any losses relating to such liabilities.

NOTE 8 -- OPERATIONS BY INDUSTRY SEGMENT

     The Company's principal operations (excluding its interest in Suburban Propane) are grouped into five business segments: polyethylene and related products, acetyls and alcohol and specialty polymer products, which are produced by Quantum Chemical; TiO2 and related products, which are produced by SCM Chemicals; and fragrance and flavor chemicals, which are produced by Glidco.

     The following is a summary of the Company's continuing operations by industry segment and geographic area:

                                                                                  THREE MONTHS
                                                                                     ENDED          NINE MONTHS
                                                                                   SEPTEMBER           ENDED
                                                                                      30,          SEPTEMBER 30,
                                                                                  ------------    ----------------
                                                                                  1996    1995     1996      1995
                                                                                  ----    ----    ------    ------
Net sales:
Quantum Chemical
     Polyethylene and related products.........................................   $344    $344    $  944    $1,115
     Acetyls and alcohol.......................................................     91     103       294       366
     Specialty polymer products................................................     88      84       274       271
                                                                                  ----    ----    ------    ------
               Subtotal........................................................    523     531     1,512     1,752
SCM Chemicals:
     Titanium dioxide and related products.....................................    219     208       680       663
Glidco:
     Fragrance and flavor chemicals............................................     27      25        87        76
                                                                                  ----    ----    ------    ------
                                                                                   769     764     2,279     2,491
Propane(1).....................................................................    --      108      --         448
                                                                                  ----    ----    ------    ------
               Total...........................................................   $769    $872    $2,279    $2,939
                                                                                  ----    ----    ------    ------
                                                                                  ----    ----    ------    ------

Operating income:
     Quantum Chemical:
          Polyethylene and related products....................................   $ 68    $ 77    $  112    $  337
          Acetyls and alcohol..................................................     11      20        39       121
          Specialty polymer products...........................................      9      11        32        47
                                                                                  ----    ----    ------    ------
               Subtotal........................................................     88     108       183       505
     SCM Chemicals(2)
          Titanium dioxide and related products................................     (6)     50        (6)      136
     Glidco:
          Fragrance and flavor chemicals.......................................      8       7        28        23
                                                                                  ----    ----    ------    ------
                                                                                    90     165       205       664
                                                                                  ----    ----    ------    ------
     Propane(1)................................................................    --      (12)     --          26
                                                                                  ----    ----    ------    ------
               Total...........................................................   $ 90    $153    $  205    $  690
                                                                                  ----    ----    ------    ------
                                                                                  ----    ----    ------    ------

                                                        (footnotes on next page)

                           MILLENNIUM CHEMICALS INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN MILLIONS)

NOTE 8 -- OPERATIONS BY INDUSTRY SEGMENT -- CONTINUED

(footnotes from previous page)

(1) Suburban Propane is reflected as a continuing operation of the Company (i.e., division of Quantum Chemical) through December 31, 1995. In March 1996, the Company sold a 73.6% interest in Suburban Propane in an initial public offering. The Company has accounted for its continuing investment under the equity method effective January 1, 1996.

(2) The three and nine months ended September 30, 1996 include non-recurring charges of $15 and $75 respectively, to provide for the closure costs of certain sulfate-process production and to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 as described in Note 4.

NOTE 9 -- SUBSEQUENT EVENTS

     In October 1996, one of the Company's subsidiaries entered into forward contracts to hedge exchange rate fluctuations on approximately `L'200 of its sterling cash deposits and entered into interest rate protection agreements to fix the interest costs on approximately $750 of borrowings under its credit facility at an average rate of 5.7875% with terms expiring at various dates through October 1998.

     On October 18, 1996, as required by the Exchangeable Note indenture, a subsidiary of the Company commenced a tender offer to repurchase any and all Exchangeable Notes from holders who exercise their 'change in control' rights under the indenture for cash of 101% of their accreted value plus accrued interest. The tender offer will expire on December 17, 1996 unless required by applicable law to be extended. If all outstanding Exchangeable Notes are tendered and purchased on that date, the repurchase price will be approximately $1.1 billion. It is anticipated that such repurchase will be funded with the net proceeds of the issuance of senior debt securities and, to the extent necessary, additional long-term borrowings under the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company had operating income of $90 million for the three months ended September 30, 1996, a decrease of $63 million (41%) from the three months ended September 30, 1995, and net sales of $769 million for the 1996 quarter, a decrease of $103 million (12%) from the 1995 quarter. The Company recorded a non-recurring charge of $15 million during the 1996 quarter to provide for the closure costs of certain TiO2 sulfate-process production at SCM Chemicals' Stallingborough, England and Baltimore, Maryland plants. In addition, as a result of the Company's sale of a 73.6% interest in Suburban Propane through an initial public offering in March 1996, the Company's interest in the results of Suburban Propane's operations has been reflected as Equity in Earnings of Suburban Propane in the Combined Financial Statements since January 1, 1996. Suburban Propane contributed $108 million to net sales and generated an operating loss of $12 million for the three months ended September 30, 1995. Excluding Suburban Propane's results and the non-recurring charges referred to above, the Company's net sales were relatively unchanged at $769 million and its operating income decreased $60 million (36%) from the comparable quarter of the prior year. These decreases are primarily due to lower average selling prices for polyethylene, acetyls and specialty polymer product offerings and TiO2 resulting from a strong competitive environment in these markets coupled with increasing costs for feedstocks for ethylene and TiO2 during the quarter.

QUANTUM CHEMICAL

     Quantum Chemical's operating income for the quarter ended September 30, 1996 decreased $20 million (19%) to $88 million on a slight decrease in net sales to $523 million. The decrease in Quantum Chemical's operating income was primarily due to lower selling prices for all major product groups. Average selling prices for polyethylene were 5% lower than the comparable period of 1995 as a result of sluggish economic conditions, excess industry capacity and lower ethylene prices. Average selling prices for acetyls and alcohol and specialty polymers also declined 1% and 5%, respectively, compared to the comparable quarter of 1995. Somewhat mitigating the impact of decreased selling prices on operating income was a 10% increase in overall unit sales volume.

     Net sales of polyethylene and related products were $344 million for the three months ended September 30, 1996, unchanged from 1995's quarter. Operating income decreased $9 million to $68 million principally as a result of a 5% reduction in average unit selling prices for polyethylene products. The lower prices reflected competitive pressure arising from excess industry capacity. In the 1995 period, industry ethylene inventories were extremely tight due to unexpected industry outages causing ethylene and consequently polyethylene prices to rise dramatically; this situation corrected itself towards the end of 1995.

     Average unit costs for polyethylene were 13% higher than the prior year's quarter as feedstock costs for ethylene rose dramatically as a result of increased demand for natural gas. Unit costs for ethylene rose 7% during the third quarter of 1996 from the second quarter.

     Supported by the increasing cost of feedstocks, average selling prices in the third quarter of 1996 were up 14% compared to the second quarter of 1996. Due to competitive pressures and the decline in demand, price increases intended to become effective in October 1996 have been postponed.

     Polyethylene unit volumes for the period declined slightly to 752 million pounds, principally from softening demand in the domestic markets as customers begin to destock inventories in light of rising prices.

     The Company expects that the operating results of the polyethylene and related products segment for the fourth quarter of 1996 will be below those for the third quarter due to a slight deterioration in selling prices arising from softening demand and the effect of continuing feedstock cost increases on operating margins.

     Net sales of acetyls and alcohol decreased 12% to $91 million in the third quarter of 1996, while operating income decreased $9 million (45%) to $11 million. The decline in operating income resulted from a combination of volume and selling price declines due to competitive pressures. Vinyl Acetate Monomer experienced a 17% decline in average selling prices for the period as export markets were affected by oversupply and weakened demand. Acetic Acid also reflected a 34% reduction in volume for the period which coupled with increased raw material and operating costs of the Syngas plant also contributed to the decrease in operating income for this segment.

     Net sales of specialty polymer products increased 5% to $88 million, while operating income decreased 18% to $9 million. A 4% decline in average selling prices resulting from lower polyethylene pricing compared to the third quarter of 1995 offset the impact of sales volume growth in the wire and cable markets during the quarter and slightly lower raw material costs (mainly propylene and polyethylene).

SCM CHEMICALS

     SCM Chemicals' operating loss for the third quarter of 1996 of $6 million reflects a non-recurring charge of $15 million to provide for the closure costs of certain sulfate production as more fully discussed below. Excluding this non-recurring charge, operating income for the quarter decreased $41 million (82%) compared to the prior year's quarter. Net sales for the third quarter of 1996 increased 5% to $219 million compared to $208 million for the third quarter of 1995.

     The TiO2 industry has been undergoing severe price competition and, as a consequence, global pricing has been deteriorating since late 1995. The price erosion is attributed to a confluence of market factors, including customer de-stocking, consolidations in the paint and coatings industry, a weak paper industry, increased TiO2 capacity, as well as a weak spring paint and coatings season, which all contributed to greater competition for market share. These factors have had severe effects on SCM Chemicals' TiO2 sulfate-process products which have higher production costs and lower selling prices than its chloride-process products. These conditions resulted in average TiO2 selling prices in U.S. dollar terms to decline 12% from the prior year's quarter with declines amounting to 8% in the United States, 15% in Europe and 24% in Asia/Pacific.

     In response to these deteriorating market conditions, in July 1996, SCM Chemicals announced its intention to close its sulfate-process plant in Stallingborough, England and scale back production of its 66,000 tonne sulfate-process facility in Baltimore, Maryland by approximately one-third. In addition, completion of the expansion of the chloride-process facility in the United Kingdom will be delayed nine months until July 1998 and, while preparatory work continues, expenditures for the 111,000 tonne expansion in Australia are being rephased until market conditions and trends improve. SCM Chemicals also announced global price increases for TiO2 to take effect on October 1, 1996; however, due to competitive pricing pressures, the increases will not be realized during the balance of 1996. Finally, SCM Chemicals will undertake cost containment measures and reengineering efforts in certain of its processes in order to reduce operating costs.

     Also contributing to the decline in operating income are higher fixed and variable costs resulting from lower operating rates and increased costs of titanium ore feedstocks, coke and utilities. During the quarter ended September 30, 1996, SCM Chemicals' plants operated at 86.2% of capacity compared to 98% during the quarter ended September 30, 1995.

     Sales volume for the third quarter of 1996 increased 17% compared to the third quarter of 1995 largely due to record and near-record sales in the United States and Europe driven by strong demand in the coatings and plastics markets with shipments to the slow paper market continuing to lag behind. The 1995 period was adversely affected by customer destocking.

GLIDCO

     Glidco had net sales of $27 million and operating income of $8 million, increases of 8% and 14%, respectively, for the three months ended September 30, 1996 compared to the comparable period of 1995. This continued growth reflects Glidco's continued emphasis on higher-margin intermediate and upgrade products, with gross margins increasing from 44% in the 1995 quarter to 46% in the 1996 quarter. The favorable impact of this product mix more than offset a 46%
increase in the cost of Glidco's principal raw material, crude sulphate turpentine, on a unit basis.

     Demand for Glidco's production of fragrance chemicals continued to match capacity, even with the expansion of its plant capacity partially completed. To continue to meet the growing worldwide demand for its products, Glidco's ongoing 20% expansion plans are progressing on target.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company had operating income of $205 million for the nine months ended September 30, 1996, a decrease of $485 million (70%) from the nine months ended September 30, 1995, and net sales of $2.279 billion, a decrease of $660 million (22%). The Company recorded non-recurring charges of $75 million during the 1996 period to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 products and to provide for the closure costs of certain sulfate-process production. In addition, as a result of the Company's sale of a 73.6% interest in Suburban Propane through an initial public offering in March 1996, the Company's interest in the results of Suburban Propane's operations have been reflected as equity in earnings of Suburban Propane in the Combined Financial Statements since January 1, 1996. Suburban Propane contributed $448 million to net sales and $26 million to operating income for the nine months ended September 30, 1995. Excluding Suburban Propane and the non-recurring charges referred to above, the Company's net sales decreased $212 million (8.5%) and its operating income decreased $384 million (58%) from the comparable period of the prior year. These decreases are primarily due to lower average selling prices for polyethylene, acetyls and specialty polymer product offerings as they declined from their 1995 peak levels and declining selling prices for TiO2 as a result of excess capacity and sluggish demand in the paper markets coupled with increasing costs for feedstocks for ethylene (polyethylene's principal raw material) and TiO2 during this period.

     On a pro forma basis, earnings per share, based on 75,140,350 shares outstanding (which includes the issuance of shares to Hanson shareholders on October 1, 1996, the issuance of 728,067 shares of non-performance based restricted common stock awarded to executive officers and key employees on October 8, 1996 and the issuance of 4,026 shares to non-employee directors) would have been $1.73. Such amount includes ($.62) and $1.14 per share impacts from the non-recurring charges related to the TiO2 operations and the gain on sale of the 73.6% interest in Suburban Propane, respectively.

QUANTUM CHEMICAL

     Quantum Chemical's operating income for the nine months ended September 30, 1996 decreased $322 million (64%) to $183 million, and its net sales decreased $240 million (14%) to $1.512 billion, compared to the comparable period in 1995. The substantial decreases in Quantum Chemical's net sales and operating income were due to lower selling prices for all major product groups. Average selling prices for polyethylene fell from its peak highs in 1995 and were 23% lower than the comparable period of 1995 as a result of industry inventory reductions, excess inventory capacity and declining ethylene prices. Ethylene prices on the spot market were 32% lower during the 1996 period compared to the 1995 period as industry supply problems were resolved and inventories were rebuilt. Average selling prices for the period for acetyls and alcohols and specialty polymers also declined 16% and 10%, respectively, compared to the comparable period of 1995. Somewhat mitigating the impact of decreased selling prices on operating income was a 10% increase in overall unit sales volume.

     Net sales of polyethylene and related products were $944 million for the nine months ended September 30, 1996, a decrease of $171 million (15%). Operating income decreased $225 million (67%) to $112 million principally as a result of a 23% reduction in average selling prices for polyethylene products. The lower prices reflected competitive pressure arising from excess industry capacity and the correction of ethylene inventory supplies during the first half of 1996. In the 1995 period, industry ethylene inventories were extremely tight due to unexpected industry outages causing ethylene and consequently polyethylene prices to rise dramatically; this situation corrected itself towards the end of 1995. Within the 1996 period, average selling prices increased during the second and third quarters (with the third quarter representing a 14% increase over the second quarter) due to significantly increased domestic demand, strong exports and higher natural gas feedstock costs as discussed below.

Notwithstanding these costs, operating margins also increased. Polyethylene unit volumes for the 1996 period represented a 6.7% increase over the 1995 period.

     Average unit costs for polyethylene increased due to increased feedstock costs for ethylene. These costs rose dramatically as a result of colder than normal winter temperatures experienced in late 1995 and early 1996, which increased the demand for natural gas, and remained at high levels during the 1996 period. Unit costs for ethylene rose 7% during the third quarter of 1996 from the second quarter.

     The Company expects that the operating results of the polyethylene and related products segment for the fourth quarter of 1996 will be below those for the third quarter due to a slight deterioration in selling prices arising from softening demand and the effect of continuing feedstock cost increases on operating margins. Due to competitive pressures and the decline in demand, price increases intended to become effective in October 1996 have been postoned.

     Net sales of acetyls and alcohol decreased $72 million (20%) to $294 million in the nine months ended September 30, 1996, while operating income decreased $82 million (68%) to $39 million. The decline in operating income primarily resulted from decreased average selling prices, which were 16% lower than during the comparable period of 1995. This was primarily true for methanol, which experienced historically high selling prices during 1995 due to strong demand from reformulated gasoline producers to meet environmental requirements. As some of these requirements were subsequently relaxed and additional capacity became available, methanol prices fell 49%. Vinyl acetate also experienced a 24% decline in average selling prices for the nine months ended September 30, 1996 as export markets were affected by oversupply and weakened demand.

     Net sales of specialty polymer products were relatively flat compared to 1995 at $274 million for the 1996 period while operating income decreased $15 million (32%) to $32 million. The decline in operating income resulted from a 10% decline in average selling prices caused by lower polyethylene prices and higher ethylene costs. Growth in the wire and cable markets was principally responsible for a 12% increase in unit sales volume for the period. Unit costs were slightly lower during the 1996 period primarily as a result of lower raw material costs (mainly propylene and polyethylene).

     During the nine months ended September 30, 1996, Quantum Chemical continued to progress in its reengineering and cost reduction programs with savings during the period of approximately $18 million toward a full year goal of $30 million. The conversion of Quantum's Syngas plant from residuum oil to natural gas was postponed until the end of 1996 in light of industry outages; when completed it is expected to further improve the cost profile for acetic acid. In addition, several expansion and improvement projects proceeded on target, with a restart of 250 million pounds of LLDPE capacity at the Morris facility completed in June 1996, conversion of 300 million pounds of LLDPE production capacity to HDPE at Port Arthur expected to be fully operational in February 1997 and a new 480 million pound LLDPE plant at the La Porte facility scheduled for start-up in December 1996.

SCM CHEMICALS

     SCM Chemicals' operating results for the first nine months of 1996 decreased $142 million (104%) from $136 million in the comparable period in 1995. This reflects non-recurring charges of $75 million to reduce the carrying value of certain plant and equipment employed by SCM Chemicals in its sulfate-process manufacturing of TiO2 and provide for the closure of certain sulfate production facilities in light of the market conditions discussed below. Excluding these non-recurring charges, operating income for the period decreased $67 million (49%) compared to the 1995 period. Net sales for the first nine months of 1996 increased 3% to $680 million compared to $663 million for the first nine months of 1995.

     The TiO2 industry has been undergoing severe price competition and, as a consequence, global pricing has been deteriorating since late 1995. The price erosion reflects a confluence of market factors, including customer destocking, consolidations in the paint and coatings industry, a weak paper industry, increased TiO2 capacity, and a weak spring paint and coatings season. These conditions resulted in average TiO2 selling prices in U.S. dollar terms to be 4% lower during the nine months ended September 30, 1996 compared to the comparable period of 1995 as producers attempted to maintain volume and market share. For the third quarter of 1996 alone, average prices declined 12% compared to the third quarter of 1995, with declines amounting to 8% in the United States, 15% in Europe and 24% in the Asia/Pacific region.

     These conditions had severe effects on SCM Chemicals' TiO2 sulfate-process products, which have higher production costs and lower selling prices than its chloride-process products. In response to these deteriorating market conditions, in July 1996, SCM Chemicals announced its intention to close its sulfate-process plant in Stallingborough, England and scale back production of its 66,000 tonne sulfate-process facility in Baltimore, Maryland by approximately one-third. In addition, completion of the expansion of the chloride-process facility in the United Kingdom was delayed nine months until July 1998 and, while preparatory work continues, expenditures for the 111,000 tonne expansion in Australia were being rephased until market conditions and trends improve. SCM Chemicals also announced global price increases for TiO2 to take effect on October 1, 1996 ; however, due to competitive pricing pressures, the increases will not be realized during the balance of 1996. Finally, SCM Chemicals will undertake cost containment measures and reengineering efforts for certain processes in order to reduce operating costs.

     Also contributing to the decline in operating income were higher fixed costs resulting from lower operating rates and higher variable costs due to increased costs of titanium ore feedstocks, coke and utilities.

     During the nine months ended September 30, 1996, SCM Chemicals' plants operated at 86.7% of capacity compared to 97.8% during the comparable period of the prior year. Decreased operating rates reflect both current market conditions and an increase in operating capacity. Sales volume for the nine months ended September 30, 1996 increased 6% largely due to strong third quarter sales in the United States and Europe. For the third quarter, sales volume increased 17%, reflecting strong demand in the coatings and plastics markets with shipments to the sluggish paper market continuing to lag behind.

GLIDCO

     Glidco continued its growth trend with record operating income of $28 million for the nine months ended September 30, 1996, an increase of $5 million (22%) compared to the comparable period in 1995. Net sales increased $11 million (14%) to $87 million. This continued growth reflected a 2.6% increase in unit sales volume over 1995 as worldwide demand for fragrance chemicals continued to increase. The impact of this strong demand more than offset significant increases in the cost of CST, Glidco's principal raw material (59% on a unit basis, compared to the comparable period for 1995). Reflecting Glidco's continued emphasis on higher-margin intermediate and upgrade products, gross margins held steady at 46% in the first three quarters of both 1996 and 1995. The price of CST is expected to continue to increase during the fourth quarter of 1996.

     In January 1996, a sales office and warehouse space were established in Singapore to serve the growing market in the Pacific Rim. During the 1996 period, Glidco's ongoing 20% expansion plans are progressing on target.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1996, the Company financed its operations and capital and other expenditures from a combination of cash generated from operations, external borrowings and loans and invested capital provided by Hanson or its United States affiliates. Since its demerger from Hanson, the Company has had to meet all of its cash requirements through internally-generated funds and external borrowings. The Company's ability to generate cash from operations and the servicing and repayment of debt will depend upon numerous business factors, some which are outside the control of the Company, including industry cyclicality (resulting from industry-wide capacity additions, changes in general economic conditions and other conditions) and price volatility of certain raw materials.

     Net cash provided by operating activities was $280 million for the nine months ended September 30, 1996, compared with net cash provided of $751 million for the comparable period of the prior year. The decrease results from a 63% decrease in income from continuing operations including a non-recurring pre-tax charge of $75 million to reflect an impairment of sulfate process assets associated with the TiO2 and related products segment and related closure costs for certain sulfate-process production.

     Net cash provided by investing activities was $517 million for the nine months ended September 30, 1996, compared with net cash used of $175 million for the comparable period of 1995. The increase principally results from the sale of a 73.6% interest in Suburban Propane for proceeds of $733 million, partly offset by a $22 million increase in capital expenditures.

     Net cash used in financing activities was $822 million for the nine months ended September 30, 1996, compared with net cash used of $227 million for the comparable period of 1995. The increase principally relates to changes in the level of funding and other transactions between the Company and its affiliates, offset by increased proceeds from short-term borrowings.

     The Credit Facility: One of the Company's subsidiaries and the Company, as guarantor, entered into a Credit Agreement, dated as of July 26, 1996, with Bank of America National Trust and Savings Association, as administrative agent ('Bank of America'), The Chase Manhattan Bank, as documentation agent, and various participating banks and other institutional lenders for the provision of the Credit Facility to the Company.

     The Credit Facility consists of a five-year unsecured revolving credit facility in an amount up to $2.25 billion. Borrowings under the Credit Facility may consist of standby loans (i.e. committed revolving credit loans) or uncommitted competitive loans offered by syndicated banks through an auction mechanism (or both, at the option of the Company). Standby loans and competitive loans may be borrowed in either U.S. dollars or other currencies. The proceeds of the Credit Facility may be used to provide working capital to the Company and for general corporate purposes, including the repurchase of Exchangeable Notes pursuant to the tender offer commenced on October 17, 1996 or otherwise. Certain proceeds were previously used for repayment of portions of the Company's indebtedness to Hanson.

     The interest rates under the standby loans are based upon, at the option of the respective Borrowing Subsidiaries, (i) the London interbank offered rate ('LIBOR'), (ii) the New York interbank offered rate ('NIBOR') or (iii) in the case of U.S. dollar loans, the higher of Bank of America's prime rate or the federal funds rate plus 0.5% ('ABR'). Interest rates based on LIBOR or NIBOR will be increased by a spread of between 13.5 and 47.5 basis points depending upon the actual ratings (the 'Ratings') by Standard & Poor's Ratings Group and Moody's Investors Service Inc. of senior unsecured non-credit enhanced long-term debt issued by the Issuer and guaranteed by the Company (or issued directly by the Company) or, if there is no such debt, the indicative rating of the Company by such rating agencies. Based on the current Ratings, the spread over LIBOR is presently 22.5 basis points. No spread is charged on ABR loans. The interest rates under the competitive loans will be obtained from those bids selected by the applicable Borrowing Subsidiary.

     A commitment fee is payable to the lenders under the Credit Facility on the aggregate amount of the commitments, whether used or unused, at a rate per annum of between 6.5 and 25 basis points depending upon the Ratings. Loans under the Credit Facility may be repaid and then reborrowed. Based on the current Ratings, the commitment fee is presently 12.5 basis points.

     Exchangeable Notes: The demerger of the Company from Hanson resulted in a change-in-control of one of the Company's subsidiaries within the meaning of the indenture governing the Exchangeable Notes. Accordingly, on October 17, 1996, one of the Company's subsidiaries commenced the repurchase of any and all Exchangeable Notes. The offer to repurchase such notes will expire on December 17, 1996 unless required by applicable law to be extended. If all outstanding Exchangeable Notes are tendered and purchased on that date, the repurchase price will be approximately $1.1 billion. It is anticipated that such repurchase will be funded with the net proceeds of the issuance of senior debt securities as described below and, to the extent necessary, additional long-term borrowings under the Credit Facility.

     Effective as of September 18, 1996, the instruments governing the terms of the Exchangeable Notes were amended to (i) specifically permit the Demerger without compliance by the Issuer or Hanson, as the case may be, with certain covenants relating to consolidations, mergers or transfers of assets, (ii) specifically permit the prepayment by the Issuer of the Allocated Loan, (iii) provide that the delivery by the Company of certain financial information shall satisfy the covenant to deliver financial information in respect of the Issuer, and (iv) eliminate the limitations on the grant of security interests in the assets and properties of the Issuer or its Subsidiaries and the limitations on incurrence of additional indebtedness by subsidiaries of the Issuer. In connection with the solicitation of consents for the foregoing amendments, the Issuer paid consenting holders a consent fee aggregating $1.5 million. On October 1, 1996, the indenture governing the Exchangeable Notes was further amended to provide that the Issuer's obligations thereunder are guaranteed by the Company.

     Proposed Offering: The Company has filed a registration statement for the proposed public offering of $750 million aggregate principal amount of senior debt securities of Millennium America Inc., the holding company for all the Company's operating subsidiaries other than the subsidiaries that conduct the Company's titanium dioxide operations in the U.K. and Australia. The proposed debt securities will be guaranteed by the Company. If the offering is completed, the net proceeds will be used, to the extent necessary, to repurchase Exchangeable Notes tendered pursuant to the change-in-control tender offer.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Reference is hereby made to 'Liquidity and Capital Resources -- the Exchangeable Notes' in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the amendment of the instruments governing the 2.39% Senior Exchangeable Discount Notes Due 2001 issued by Millennium America Inc. Consents to such amendments were received from the holders of approximately 94% of the aggregate stated value at maturity of such notes.

     On May 23, 1996, by unanimous written consent, in lieu of a meeting, the Company's three stockholders approved the Amended and Restated Certificate of Incorporation of the Company which was filed as Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 1-12091) (the 'Form 10').

     On August 20, 1996, by unanimous written consent, in lieu of a meeting, the Company's three stockholders approved the Company's Long-Term Stock Incentive Plan, which was filed as Exhibit 10.25 to the Form 10, for effectiveness as of the date of the Demerger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                                     DESCRIPTION
        ------   --------------------------------------------------------------------------------

         11.1    Statement re: computation of per share earnings
         27.1    Financial Data Schedule

     (b) The following Current Report on Form 8-K was filed during the quarterly period ended September 30, 1996 and through the date hereof:

                        DATE OF REPORT                           ITEM NO.    FINANCIAL STATEMENTS
--------------------------------------------------------------   --------    ---------------------

October 2, 1996...............................................       5       None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1996                   MILLENNIUM CHEMICALS INC.

                                                   /S/ JOHN E. LUSHEFSKI
                                           .....................................
                                          JOHN E. LUSHEFSKI
                                          SENIOR VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER
                                          (AS DULY AUTHORIZED OFFICER AND
                                          PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
------   --------------------------------------------------------------------

 11.1    Statement re: computation of per share earnings
 27.1    Financial Data Schedule