Form 10-K405
period 1996-12-31
MILLENNIUM CHEMICALS INC
filed 1997-03-26
CIK 1018099

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                       TO
                                  ------------
                        COMMISSION FILE NUMBER: 1-12091
                            ------------------------

                           MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                      DELAWARE                                                        22-3436215
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                99 WOOD AVENUE SOUTH,                                                    08830
                 ISELIN, NEW JERSEY                                                   (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 908-603-6600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                       ON WHICH REGISTERED
----------------------------------------                          ------------------------
Common Stock, par value $0.01 per share                            New York Stock Exchange
  (including rights to purchase Series A
  Preferred Stock)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock held by non-affiliates as of March 14, 1997 (based upon the closing price of $18.25 per common share as quoted on the New York Stock Exchange) is approximately $1,343,875,300. For purposes of this computation, the shares of voting stock held by Directors, Officers and the Registrant's employee benefit plans were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 14, 1997 was 77,324,605 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report as indicated herein.

________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                                                          PAGE
----                                                                                                          ----
                                                      PART 1
 1.    Business............................................................................................     3
 2.    Properties..........................................................................................    18
 3.    Legal Proceedings...................................................................................    18
 4.    Submission of Matters to a Vote of Security Holders.................................................    19

                                                     PART II
 5.    Market for the Registrant's Common Equity and Related Shareholder Matters...........................    19
 6.    Selected Financial Data.............................................................................    19
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    20
 8.    Financial Statements and Supplementary Data.........................................................    32
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    58

                                                     PART III
10.    Directors and Executive Officers of the Registrant..................................................    58
11.    Executive Compensation..............................................................................    58
12.    Security Ownership of Certain Beneficial Owners and Management......................................    58
13.    Certain Relationships and Related Transactions......................................................    58

                                                     PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................    59

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in the Annual Report to Stockholders and in this Form 10-K, including, without limitation, the statements under 'Business -- Strategy' and 'Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for 1997' are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ('Cautionary Statements') include: the balance between industry production capacity and operating rates on the one hand, and demand for the Company's products, including polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's feedstocks and other raw materials, including natural gas and ethylene; competitive technology positions; and failure to achieve the Company's productivity improvement and cost reduction targets or to complete construction projects on schedule.

     Some of these Cautionary Statements are discussed in more detail under 'Business' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1. BUSINESS

     Millennium Chemicals Inc. (the 'Company') is a major international chemical
company,   with  leading  market  positions  in  a  broad  range  of  commodity, industrial, performance and specialty chemicals.

     The  Company  has  three   principal  operating  subsidiaries:   Millennium
Petrochemicals Inc. ('Millennium Petrochemicals'), formerly known as Quantum Chemical Corporation; Millennium Inorganic Chemicals Inc. (collectively with its non-U.S. affiliates, 'Millennium Inorganic Chemicals'), formerly known as SCM Chemicals Inc.; and Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals'), formerly known as Glidco Inc. The Company changed the names of these three subsidiaries on March 3, 1997, to reflect their shared value-creation principles and corporate identity. Through its subsidiaries, the Company is:

           The largest producer of polyethylene products in the United States;

           The second largest producer of titanium dioxide ('TiO2') in the United States and the third largest producer of TiO2 in the world;

           The second largest producer of acetic acid and vinyl acetate monomer in the United States;

           A leading producer of high value-added performance polymers, and of titanium tetrachloride, cadmium/selenium pigments and silica gel; and

           A leading producer of fragrance and flavor chemicals derived from crude sulfate turpentine.

     In addition, an indirect subsidiary of the Company serves as the general partner of Suburban Propane Partners, L.P. ('Suburban Propane Partners'), a publicly-traded limited partnership which, through an operating partnership, is the third largest retail marketer of propane in the United States. The Company owns a 2% general partnership interest and an approximate 24% subordinated limited partnership interest, each on a combined basis, in these partnerships. The Company accounts for its 26.4% interest in Suburban Propane Partners as an equity investment.

     The Company has been an independent, publicly-owned company since its demerger (i.e., spin-off) on October 1, 1996 (the 'Demerger') from Hanson PLC ('Hanson'). In connection with the Demerger, the Company acquired its present businesses from Hanson and issued to Hanson's shareholders all of the Company's then outstanding Common Stock. For additional information concerning the Demerger, see Note 1 to the Company's Consolidated (Combined) Financial Statements.

     The Company's United Kingdom office is located at Laporte Road, Stallingborough, Nr. Grimsby, North East Lincolnshire, DN40 2PR, England. Its United Kingdom telephone number is 01469-1345 662663. The Company's principal executive offices in the United States are located at 99 Wood Avenue South, Iselin, New Jersey 08830. Its United States telephone number is (908) 603-6600. The Company was incorporated in Delaware on April 18, 1996. For additional information concerning the Company's status as a dual resident corporation, see
Note 2 to the Company's Consolidated (Combined) Financial Statements.

     In this Annual Report: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires; (ii) references to the activities of, and financial information with respect to, the Company prior to October 1, 1996, are to the historical activities and combined historical financial information of the businesses that were transferred to the Company by Hanson in connection with the Demerger; (iii) references to '1995' and subsequent years are to the applicable calendar year ended December 31, reflecting the fact that the Company adopted a December 31 year-end effective as of January 1, 1995, and references to 'fiscal 1994' and earlier years are to the applicable fiscal years ended September 30; (iv) references to 'tonnes' are to metric tons, equal to 1,000 kilograms or 2,204.6 pounds, and references to 'tpa' are to tonnes per annum; and, (v) references to the Company's rated capacity and production capacity are based upon engineering assessments made by the Company. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                                    STRATEGY

     The Company's strategy is to maximize long-term cash flow, and thereby create value, through improved efficiency at existing operations, disciplined capital expenditures, selective dispositions, selective acquisitions of other chemical businesses and the reduction of leverage. In addition to building upon its leading market positions in existing lines of business, the Company will seek to expand its operations worldwide, focus its production on more profitable value-added products and increase the proportion of its businesses that are less cyclical in nature. The Company emphasizes stock ownership by management and links a significant portion of management's compensation to the achievement of performance targets, including targets based on economic value creation and the Company's performance relative to its industry peers.

     The following are the key elements of the Company's strategy:

     Continue to Expand Existing Businesses. The Company will seek to capitalize upon the leading market positions of Millennium Petrochemicals, Millennium Inorganic Chemicals and Millennium Specialty Chemicals by expanding in domestic and international markets through capital expenditures and, as opportunities permit, selective acquisitions or joint venture arrangements. In 1996, Millennium Petrochemicals and Millennium Inorganic Chemicals invested approximately $155 million and $36 million, respectively, on various expansion and debottlenecking projects. Projects completed in 1996 and early 1997 have expanded Millennium Petrochemicals' linear low density polyethylene and high density polyethylene production capacity by approximately 17% and 11%, respectively, and Millennium Inorganic Chemicals' TiO2 capacity (after reflecting the reductions in sulfate-process manufacturing capacity announced in
1996) by approximately 4%, in each case from 1995 levels. A project, scheduled to be completed by the end of 1998, is expected to increase Millennium Petrochemicals' acetic acid capacity by 33% from its 1996 level. A second project, scheduled for completion in early 1999, will increase Millennium Inorganic Chemicals' chloride-process TiO2 capacity by approximately 10% from its 1996 level.

     Maintain Low-Cost Position in Commodity, Industrial and Performance Chemicals. The Company will seek to increase the competitiveness of its commodity, industrial and performance chemicals' businesses by improving the efficiency of existing operations through ongoing investment in technology, new processes and equipment. Millennium Petrochemicals will continue to pursue productivity improvements and cost reductions to increase profitability throughout its business cycles. Millennium Petrochemicals' productivity measured by pounds produced per employee has increased every year since 1990, for a cumulative improvement of 131% over the six years ended December 31, 1996. Millennium Inorganic Chemicals has continued to improve its competitive cost position by realizing increased economies of scale and installing improved manufacturing technologies. In addition, the Company expects to achieve improvements in the unit cost of methanol, acetic acid and vinyl acetate monomer as a result of the conversion of its synthesis gas ('syngas') plant from residuum oil feedstock to natural gas, which was completed in December 1996. Permanent annual savings of approximately $50 million were achieved by the Company in each of 1996 and 1995, principally due to the re-engineering of Millennium Petrochemicals' manufacturing and distribution facilities, bringing the cumulative annualized savings by the Company since 1992 to approximately $190 million. Refocused efforts for cost reductions and process improvements at each business segment have identified additional areas where permanent savings of approximately $100 million on an annualized basis are expected to be realized by the end of 1997.

     Increase Production and Marketing of Value-Added Products. The Company will seek to expand its position as a supplier of less cyclical, value-added intermediate and specialty chemicals, which historically command higher margins than commodity chemicals, principally by developing and acquiring new technologies and applications. In addition to the expansions previously described, during 1996, Millennium Specialty Chemicals completed modifications which quadrupled its capacity to produce the specialty fragrance chemical dihydromyrcenol, and increased its linalool and geraniol capacity by 20% (in each case from 1995 levels) in order to meet growing worldwide demand for these products. Another phase of this capacity expansion program, scheduled to be completed in the fall of 1997, is expected to double the capacity of Millennium Specialty Chemicals' Brunswick, Georgia facility over 1995 levels.

     Emphasize Management Stock Ownership and Performance-Based Compensation. In order to align the interests of the Company's management and stockholders, the Company has established guidelines for significant investment by management in Common Stock. In addition, management's long-term incentive compensation (including the vesting of 75% of the awards of restricted stock made shortly following the Demerger) is dependent upon the achievement of performance goals based on economic value creation concepts and the Company's performance relative to industry peers. Information relating to these guidelines and plans will be presented under the heading 'Executive Compensation' in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

     Provide a Safe and Ethical Workplace. The Company seeks to provide a safe and ethical workplace environment that encourages open communication, personal development, teamwork and reward for positive contribution to the achievement of its goals.

                               PRINCIPAL PRODUCTS

     The Company's principal operations (excluding its interest in Suburban Propane Partners) are grouped into five business segments: 'Polyethylene and Related Products,' 'Acetyls and Ethyl Alcohol' and 'Performance Polymers,' which are produced by Millennium Petrochemicals; 'TiO2 and Related Products,' which are produced by Millennium Inorganic Chemicals; and 'Fragrance and Flavor Chemicals,' which are produced by Millennium Specialty Chemicals. See Note 11 of the Company's Consolidated (Combined) Financial Statements included in this Annual Report for financial information about these business segments.

     The following is a description of the principal products of the Company and their uses:

                    PRODUCT                                                    USES
-----------------------------------------------  -----------------------------------------------------------------
Polyethylene and Related Products:
     Low Density Polyethylene ('LDPE').........  Packaging for meats and produce, household wraps, toys, housewares and coatings for paper, milk and juice cartons.
     High Density Polyethylene ('HDPE')........  Blowmolded bottles for milk, juices and detergents, industrial drums, injection-molded household goods and toys, and consumer packaging.
     Linear Low Density Polyethylene
       ('LLDPE')...............................  Heavy duty bags, stretch wrap, container lids, trash and merchandise bags and toys.
     Ethylene..................................  A raw material for polyethylene and other chemical and polymer products.
Acetyls and Ethyl Alcohol:
     Vinyl Acetate Monomer ('VAM').............  A raw material for adhesives and water-based paints, in copolymer resin used in packaging films in the manufacture of safety glass and in textile applications.
     Acetic Acid...............................  A raw material for VAM, plastics, dyes, pharmaceutical and other chemical compounds.
     Methanol..................................  A raw material for acetic acid, MTBE, formaldehyde and solvents for chemicals, coatings, inks and adhesives.
     Ethyl Alcohol.............................  An ingredient in personal care products, pharmaceutical and household cleaning and other consumer products.
     Ethyl Ether...............................  Laboratory reagents, gasoline and diesel engine starting fluids and smokeless gun powder.

                                                   (List continued on next page)

(List continued from previous page)

                    PRODUCT                                                    USES
-----------------------------------------------  -----------------------------------------------------------------
Performance Polymers:
     Polypropylene.............................  Battery cases, automotive components, packaging materials, luggage, housewares and appliance parts.
     Colors and Concentrates...................  Stock and customer colorants, anti-block, anti-static and anti-slip additives, ultraviolet inhibitors, foaming agents, processing aids and flame retardants.
     Wire and cable resins.....................  Insulation for power cable, communications cable, CATV and automotive wire.
     Adhesive tie layers.......................  Food and medical packaging.
     Hot melt adhesive resins..................  Sealants, caulks and adhesives.
     Fuel additives............................  Diesel fuel pour point depressants.
     Rotomolding powders.......................  Tanks, ductwork, bins, toys and automotive parts.
     Polymeric powders.........................  Coatings for glass, metal, paper, textiles, carpets and other plastics, as well as processing aids for polyesters.
Titanium Dioxide and Related Products:
     Titanium Dioxide ('TiO2').................  A pigment produced in differentiated  forms used in a variety  of consumer  and industrial products, including paints and coatings, plastics, paper and elastomers.
     Titanium Tetrachloride ('TiCl4')..........  Used primarily to manufacture titanium metal for aerospace, anticorrosion and medical applications.
     Colored Pigments..........................  Artist's colors, durable plastics and automotive coatings.
     Silica Gel................................  Coatings, food and personal care products.
Fragrance and Flavor Chemicals:
     Turpentine derivatives....................  Fragrance, flavor, pharmaceutical and industrial applications.

                           MILLENNIUM PETROCHEMICALS

     The  following   table  sets   forth  information   concerning   Millennium
Petrochemicals' annual production capacity, as of December 31, 1996, for its principal products:

                    MILLENNIUM PETROCHEMICALS RATED CAPACITY
              (MILLIONS OF POUNDS PER ANNUM, EXCEPT AS INDICATED)

PRODUCT                                                                                CAPACITY
------------------------------------------------------------------------------------   --------
LDPE................................................................................     1,555
LLDPE...............................................................................     1,130
HDPE................................................................................     1,935
Ethylene............................................................................     3,830
Acetic Acid.........................................................................       900
VAM.................................................................................       800
Methanol............................................................................       200*

------------

* Millions of gallons

POLYETHYLENE AND RELATED PRODUCTS

     Millennium Petrochemicals is the largest United States producer of LDPE, the second largest United States producer of HDPE and the fourth largest United States producer of LLDPE, based on reported production capacities.

     Millennium Petrochemicals currently manufactures all three types of polyethylene at its La Porte, Texas production complex. In addition, it manufactures LDPE at its Morris, Illinois, Port Arthur, Texas and Clinton, Iowa complexes; HDPE at its Clinton, Iowa and Port Arthur and Chocolate Bayou, Texas complexes; and LLDPE at its Morris complex. The Morris and Clinton complexes are the only petrochemical industry polyethylene facilities located in the Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the United States. Millennium Petrochemicals' polyethylene manufacturing facilities operated at an average operating rate (based on capacity) of 86% during 1996 and 85% during 1995 and fiscal 1994.

     During 1996, Millennium Petrochemicals completed capital projects that increased its production capacity with respect to LLDPE and HDPE by approximately 17% and 11%, respectively, from 1995 levels. These projects, which were mainly funded prior to the Demerger, include the restart of 250 million pounds of annual LLDPE capacity at Morris, the conversion of 300 million pounds of annual LLDPE capacity at Port Arthur to HDPE production and construction of a 480 million pound per annum gas phase LLDPE unit at La Porte.

     Ethylene is the principal raw material used in the production of polyethylene. Millennium Petrochemicals is currently capable of producing over
3.8 billion pounds of ethylene per annum at its La Porte, Morris and Clinton complexes.

     In addition to producing its own ethylene, Millennium Petrochemicals has contracted to purchase significant amounts of ethylene from Gulf Coast producers under certain long-term agreements at prices based on market prices. Millennium Petrochemicals sells ethylene on the spot market in excess of its requirements. Spot prices fluctuate and may be significantly less than, or significantly greater than, the prices that Millennium Petrochemicals has paid for the ethylene purchased under its long-term agreements. Millennium Petrochemicals' ethylene purchase obligations began to decline in December 1996 and will be eliminated by December 2000, unless Millennium Petrochemicals seeks extensions or new agreements. Millennium Petrochemicals' purchases of ethylene under these contracts approximated $183 million, $207 million and $143 million in 1996, 1995 and fiscal 1994, respectively. Sales of lesser quantities of excess ethylene into the spot market during the same periods resulted in cash losses of $13.4 million, $6.1 million and $6.4 million, respectively.

     Millennium Petrochemicals is currently participating in a feasibility study with other companies relating to a jointly-owned ethylene plant that would have an annual capacity of 1.5 to 2.0 billion pounds and would be scheduled to be operational after 2000. If the parties agree to proceed, as to which there can be no assurance, management estimates that the Company's proportionate additional capacity would be approximately 500 to 667 million pounds per annum and its capital expenditure commitment would be in the range of approximately $175 million to $200 million, to be spent over three years.

     Millennium Petrochemicals' feedstocks for ethylene are natural gas liquids, including ethane, propane and butane. Millennium Petrochemicals purchases its requirements for these feedstocks from outside sources and converts them into ethylene, propylene and a variety of marketable by-products at the La Porte, Morris and Clinton plants. While the Company has agreements providing for the supply of these feedstocks, the contractual prices of these feedstocks vary with market conditions and are at times highly volatile. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction -- Polyethylene and Related Products.'

     Polyethylene is manufactured in pellet form and shipped in North America primarily by railcar in 180,000 pound lots. The remainder is shipped in 40,000 pound hopper trucks, 1,000 pound boxes and 50 pound bags. Millennium Petrochemicals sells its polyethylene products in the United States primarily through its own sales organization. It generally engages export sales agents to market its products in the rest of the world. Millennium Petrochemicals' polyethylene operations have an extensive customer base.

     Millennium Petrochemicals' polyethylene operations are subject to substantial competition from other United States and non-United States producers, including some of the world's largest chemical and integrated oil companies such as Dow Chemical Company, Union Carbide Corporation, Phillips Petroleum Company, NOVA Corporation, Chevron Corporation, Exxon Corporation, Lyondell Petrochemical Company, Eastman Chemical Company, Solvay Polymers, Formosa Plastics and Westlake Polymers. Millennium Petrochemicals competes in the polyethylene market on the basis of price, product performance and technical service.

ACETYLS AND ETHYL ALCOHOL

     Acetic Acid and VAM. Millennium Petrochemicals is the second largest United States producer of both acetic acid and VAM based on reported production capacity. Its acetic acid plant is located at La Porte, Texas. Millennium Petrochemicals uses approximately 60% of its acetic acid production internally to produce VAM at La Porte. It is anticipated that proposed debottlenecking projects will expand Millennium Petrochemicals' annual acetic acid production capacity from 900 million to 1.2 billion pounds by the end of 1998.

     Millennium Petrochemicals' principal competitors in the production of acetic acid and/or VAM are Hoechst-Celanese, American Acetyls, Union Carbide Corporation and E.I. DuPont de Nemours and Company.

     Methanol. Millennium Petrochemicals operates a syngas unit at La Porte which was converted during 1996 from residual crude oil (residuum) feedstock to natural gas. Synthesis gas, a mixture of carbon monoxide and hydrogen formed by the partial oxidation of a hydrocarbon, is the principal feedstock for methanol. Millennium Petrochemicals uses the synthesis gas it produces to manufacture methanol and acetic acid. In addition to selling methanol externally, it uses approximately 75 million gallons of the methanol it produces each year for other production processes, including the manufacture of acetic acid.

     Ethyl Alcohol and Ethyl Ether. Millennium Petrochemicals produces synthetic ethyl alcohol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Millennium Petrochemicals also owns and operates plants at Tuscola, Illinois, Newark, New Jersey and Anaheim, California for denaturing ethyl alcohol by the addition of certain chemicals. In addition, it produces small volumes of ethyl ether, a by-product of its ethyl alcohol production, at Tuscola. Tuscola has an annual production capacity of approximately 50 million gallons of synthetic ethyl alcohol and approximately 5 million gallons of ethyl ether.

PERFORMANCE POLYMERS

     Millennium Petrochemicals produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than selling prices and profit margins for higher-volume commodity polyethylenes.

     Polypropylene. Millennium Petrochemicals manufactures polypropylene at Morris, Illinois using propylene produced as a by-product of its ethylene production as well as purchased propylene. The plant has the capacity to produce 280 million pounds of polypropylene annually for various applications in the automotive, housewares and appliance industries.

     Colors and Concentrates. Millennium Petrochemicals produces color concentrates at its facilities in Crockett, Texas and in Fairport Harbor and Heath, Ohio. Color concentrates and compounds are specialty polyethylenes that are impregnated with pigments for sale to converters who mix the concentrates with larger volumes of polymers, including polyethylene, to produce colored plastics.

     Wire and Cable Resins. Millennium Petrochemicals produces polyethylene and polypropylene resins used in various wire and cable applications, including insulation and jacketing for telecommunications, CATV, electrical power cable and automotive wiring.

     Adhesive Tie Layers. Millennium Petrochemicals produces adhesive tie layer resins which are extrudable adhesive resins used to bond dissimilar materials in multi-layer structures, such as food and medical packages.

     Hot Melt Adhesives. Millennium Petrochemicals produces hot melt adhesive resins which are specialty resins used in the manufacture of sealants, caulks and adhesives.

     Rotomolding Powders. Millennium Petrochemicals produces rotomolding polyethylene powders which are used in rotomolding, a specialized process for fabricating large hollow plastic objects such as tanks, bins, toys and automotive parts.

     Polymeric Powders. Millennium Petrochemicals produces polymeric powders which are a form of powdered polyethylene used to coat glass, metal, paper, textiles, carpets and other plastics.

                         MILLENNIUM INORGANIC CHEMICALS

TITANIUM DIOXIDE

     Millennium Inorganic Chemicals is the third largest producer of TiO2 in the world and the second largest producer of TiO2 in the United States. TiO2 is a white pigment used for imparting whiteness, brightness and opacity in a wide
range  of  products,  including  paints   and  coatings,  plastics,  paper   and
elastomers.

     The following table sets forth Millennium Inorganic Chemicals' TiO2 production capacity, as of December 31, 1996, using the chloride-process and the sulfate-process discussed below, and the approximate percentage of its total production capacity represented by each such process.

                 MILLENNIUM INORGANIC CHEMICALS RATED CAPACITY
                               (TONNES PER ANNUM)

PROCESS                                                                           CAPACITY
---------------------------------------------------------------------------   ----------------
Chloride...................................................................    429,000   ( 91%)
Sulfate(1).................................................................     44,000   (  9%)
                                                                              --------   -----
          Total............................................................    473,000   (100%)

------------

(1) As a result of a reduction in the profitability of its sulfate-process operations, during 1996 Millennium Inorganic Chemicals closed its 10,000 tpa sulfate-process plant in Stallingborough, England and scaled back production at its United States sulfate-process facility by approximately one-third or 22,000 tpa. Millennium Inorganic Chemicals will continue to review its business, which could lead to a further reduction in its sulfate-process TiO2 capacity and the eventual closure of its United States sulfate-process facility if market conditions do not warrant its continued operation. Millennium Inorganic Chemicals' sulfate-process manufacturing operations have operated at a marginal level in recent years. For the financial impact of these actions, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly packed crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Some rutile TiO2 products also provide better resistance to the harmful effects of weather. Rutile TiO2 is the preferred form for use in coatings, ink and plastics. Anatase TiO2 has a bluer undertone and is less abrasive than rutile TiO2. It is often preferred for use in paper, ceramics, rubber and man-made fibers.

     TiO2 producers process titaniferous ores that range from brown to black in color to extract a white pigment using one of two different technologies. The older sulfate-process is a wet chemical process that uses concentrated sulfuric acid to extract TiO2 in either anatase or rutile form. The sulfate-process generates significant volumes of waste materials including iron sulfate and spent sulfuric acid. The newer chloride-process is a high temperature process in which chlorine is used to extract TiO2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate-process permits. In general, the chloride-process is also less intensive than the sulfate-process in terms of capital investment, labor and energy; and, because much of the chlorine can be recycled, it produces less waste subject to environmental regulation. Once an intermediate TiO2 pigment has been produced by either the chloride- or sulfate-process, it is 'finished' into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

     Due to customer preferences, as well as economic and environmental factors, the TiO2 industry's worldwide chloride-process capacity has increased significantly relative to sulfate-process capacity during the last twenty years and currently represents just over half of total industry capacity. Millennium Inorganic Chemicals is the world's second largest producer of TiO2 by the chloride production process, with approximately 91% of its year-end worldwide production capacity based on proprietary chloride-process technology.

     Millennium Inorganic Chemicals' seven TiO2 plants are located in the three major world markets for TiO2: North America, Western Europe and, the fastest growing market, the Asia/Pacific region. Its North American plants, consisting of two in Baltimore, Maryland and three in Ashtabula, Ohio, have aggregate production capacities of 241,000 tpa using the chloride-process and 44,000 tpa using the sulfate-process. Its Stallingborough, England plant has chloride-process production capacity of 109,000 tpa (scheduled to increase to 150,000 tpa by 1999). Its Kemerton plant in Western Australia has chloride-process production capacity of 79,000 tpa. Approximately 60% of Millennium Inorganic Chemicals' current TiO2 production capacity is located in the North American market, approximately 23% in the Western European market and approximately 17% in the Asia/Pacific market.

     Millennium Inorganic Chemicals' plants operated at an average of 88% of installed capacity during 1996, 96% during 1995 and 93% during fiscal 1994.

     Millennium Inorganic Chemicals plans to invest approximately $120 million between 1996 and 1999 for an additional debottlenecking project at its Stallingborough chloride-process plant that is expected to increase TiO2 capacity by 41,000 tpa beginning in 1999. These expenditures will be funded by the Company's internally generated cash and borrowings under its credit facilities. Millennium Inorganic Chemicals had previously announced plans for a $340 million expansion of its Kemerton, Western Australia chloride-process plant, involving a new production line, which would have increased TiO2 capacity by an additional 111,000 tpa. This project has been deferred until market conditions improve.

     Titanium-bearing ores used in the TiO2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat these natural ores to extract iron and other minerals and produce slags or synthetic rutiles with higher TiO2 concentrations, resulting in lower rates of waste by-products during the TiO2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Millennium Inorganic Chemicals obtains ores from a number of suppliers in South Africa, Australia, Canada and Norway, generally pursuant to three-to-eight-year term supply contracts. RTZ-CRA's subsidiary, RTZ Iron and Titanium Inc., and its affiliate Richards Bay Iron & Titanium (Proprietary) Limited, followed by RGC Limited, are the world's largest producers of titanium ores and accounted for approximately 83% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium Inorganic Chemicals in 1996.

     Other major raw materials used in the production of TiO2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For Millennium Inorganic Chemicals' Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long term supply agreement. Millennium Inorganic Chemicals has experienced tightness in various raw material markets, but not to an extent requiring curtailed production. There are certain risks related to the utilization of raw materials sourced from less developed or developing countries. For example, the titanium ore feedstock market has been tight, due in part to political instability in Sierra Leone which forced the closure of a major natural rutile mine, and, in part, to a recent operating outage at a new titanium operation in South Africa. Additional new synthetic titanium ore capacity is expected to be operational in late 1997. A number of Millennium Inorganic Chemicals' raw material suppliers are significant to Millennium Inorganic Chemicals and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium Inorganic Chemicals could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Of the total 450,000 tonnes of TiO2 sold by Millennium Inorganic Chemicals in 1996, approximately 62% was sold to customers in the paint and coatings industry, approximately 18% to customers in the plastics industry, approximately 15% to customers in the paper industry and approximately 5% to other customers. Millennium Inorganic Chemicals' ten largest customers accounted for approximately 33% of its TiO2 sales in 1996. Millennium Inorganic Chemicals experiences some seasonality in its sales because sales of paints and coatings are greatest in the spring and summer months.

     TiO2 is sold either directly by Millennium Inorganic Chemicals to its customers or, to a lesser extent, through agents or distributors. It is distributed by rail, truck and ocean carrier in either dry or slurry form.

     The global markets in which the Company's TiO2 business operates are all highly competitive. Millennium Inorganic Chemicals competes primarily on the basis of price, product quality and technical service. Certain of Millennium Inorganic Chemicals' competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO2. Millennium Inorganic Chemicals' major competitors are E.I. DuPont de Nemours and Company, Tioxide Group Limited (a unit of Imperial Chemical Industries plc), Kronos, Inc. (a unit of NL
Industries) and Kerr-McGee Chemical Corporation (both directly and through various joint ventures). DuPont, Tioxide, Millennium Inorganic Chemicals, Kronos and Kerr-McGee Chemicals, collectively, account for approximately 61% of world production capacity.

     New plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure and the significant lead time (3-5 years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansion at existing plants require substantially less time and cost and, during certain time periods including 1996, can significantly increase overall industry capacity.

     TiO2 competes with other whitening agents which are generally less effective but less expensive. Paper manufacturers have, in recent years, developed alternative technologies which reduce the amount of TiO2 used in paper. For example, kaolin and calcium carbonate are used extensively as fillers by paper manufacturers in medium and lower-priced products.

RELATED PRODUCTS

     Titanium Tetrachloride ('TiCl4'). Millennium Inorganic Chemicals manufactures a metallurgical grade of TiCl4 at its Ashtabula, Ohio plant, primarily for sale to United States titanium metal producers. TiCl4 is produced as an intermediate product in the chloride-process used for manufacturing TiO2. The Company is the largest merchant seller of TiCl4 in the United States and, management believes, the world.

     The majority of the Company's TiCl4 sales are of metallurgical grade sold to titanium sponge producers who convert the product into titanium metal. Other customers use TiCl4 to produce catalysts for chemical processes and pearlescent pigments for metallic coatings and cosmetics. Sales are almost exclusively to customers in the United States. TiCl4 is distributed by rail and truck as anhydrous TiCl4 and as titanium oxychloride (an aqueous solution of TiCl4).

     Silica Gel. Millennium Inorganic Chemicals produces several grades of fine-particle silica gel at its St. Helena plant in Baltimore, Maryland and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns.

     The Company's SiLCRON'r' brand of fine-particle silica is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON'r' is also used in foods and creams, lotions and pastes. SiL-PROOF'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. They are especially important in countries that prohibit the use of chemical additives in beer. Fine-particle silica is distributed in dry form in palletized bags by truck and ocean carrier.

     Colored Pigments. Millennium Inorganic Chemicals manufactures a line of cadmium-selenium based colored pigments at its St. Helena plant and markets them internationally. In addition to their brilliance, cadmium colors are light stable, heat stable and insoluble. These properties make them useful, even irreplaceable, in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, Millennium Inorganic Chemicals has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier.

                         MILLENNIUM SPECIALTY CHEMICALS

     Millennium Specialty Chemicals is one of the world's leading producers of chemicals derived from crude sulfate turpentine ('CST'), a by-product of the kraft process of papermaking, and is the largest purchaser and distiller of CST in the world. Millennium Specialty Chemicals' primary turpentine-based products are intermediate fragrance chemicals, such as linalool and geraniol, which provide the starting point for the production of a number of other fragrance ingredients. In addition, Millennium Specialty Chemicals supplies materials for use as flavors and some specialty products for a number of industrial applications.

     Millennium Specialty Chemicals operates manufacturing facilities in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of turpentine into alpha-and beta-pinene, sophisticated equipment to further upgrade fragrance chemical products, as well as manufacturing facilities for synthetic pine oil, anethole, methyl chavicol and a number of other fragrance chemicals. Brunswick produces linalool and geraniol from the much more plentiful component of CST, alpha-pinene, utilizing a proprietary and, the Company believes, unique technology. The Company believes that this provides Millennium Specialty Chemicals with a significant advantage in raw material availability. Linalool and geraniol produced at Brunswick are further processed at the Jacksonville site to produce fragrance chemicals including citral, citronellol and pseudoionone. In addition, to meet the growing worldwide demand for dihydromyrcenol, Millennium Specialty Chemicals began operating in 1996 the world's largest dihydromyrcenol facility, with a rated annual capacity of over 4 million pounds at Brunswick.

     Millennium Specialty Chemicals is in the process of upgrading and expanding its manufacturing facilities in an effort to expand further its production capacity and to insure continued compliance with environmental regulations. Millennium Specialty Chemicals invested approximately $13 million on such improvements in 1996, including construction of new fractionation columns at its Jacksonville plant and the additional dihydromyrcenol capacity referred to above. These expenditures were mainly funded prior to the Demerger.

     CST, which is Millennium Specialty Chemicals' key raw material, is a by-product of the kraft pulping process. Millennium Specialty Chemicals purchases CST from approximately 50 pulp mills in North America. Additionally, Millennium Specialty Chemicals purchases quantities of CST or its derivatives from Asia, Europe and South America as business conditions dictate. The Company believes that Millennium Specialty Chemicals is the largest purchaser of CST in the world.

     Millennium Specialty Chemicals has experienced tightness in CST supply from time to time, together with corresponding price increases. Generally, Millennium Specialty Chemicals seeks to enter into long-term supply contracts with pulp mills in order to ensure a stable supply of CST. The sale of CST generates relatively insignificant revenues and profits for the pulp mills that serve as Millennium Specialty Chemicals' principal suppliers. Accordingly, Millennium Specialty Chemicals attempts to work closely and cooperatively with its suppliers and provide them with incentives to produce more CST. For example, Millennium Specialty Chemicals employs two full-time employees whose sole responsibility is to work with pulp mills to recover CST more efficiently and economically.

     The major use of fragrance chemicals is the production of perfumes, and the major consumers of perfumes worldwide are the soap and detergent manufacturers. Millennium Specialty Chemicals sells directly worldwide to major soap, detergent and fabric conditioner manufacturers and fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 80% of Millennium Specialty Chemicals' sales are to the fragrance chemicals market, with additional sales to the vitamin intermediates market and the pine oil cleaners and disinfectant markets. Approximately 60% of Millennium Specialty Chemicals' sales are outside the United States; in 1996, sales were transacted in 70 different countries. Sales are primarily made through Millennium Specialty Chemicals' direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

     The markets in which Millennium Specialty Chemicals competes are highly competitive. Millennium Specialty Chemicals competes primarily on the basis of quality, service and the ability to conform its products to the technical and qualitative requirements of its customers. Millennium

Specialty Chemicals works closely with many of its customers in developing products to satisfy their specific requirements. Millennium Specialty Chemicals' supply agreements with customers are typically short-term in duration (up to one year). Therefore, its business is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of Millennium Specialty Chemicals' fragrance chemicals is used, which may affect demand for such fragrance chemicals. Millennium Specialty Chemicals' ten largest customers accounted for approximately 47% of its total sales in 1996. Millennium Specialty Chemicals' major competitors are BASF, Hoffman LaRoche, Kuraray and Bush Boake Allen.

                            RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development totaled $39 million, $42 million and $46 million in 1996, 1995 and fiscal 1994, respectively. It is anticipated that, at least in the near term, research and development expenditures should continue at levels comparable to, or slightly higher than, those in 1996. The Company has research facilities in Cincinnati, Ohio and Morris, Illinois (Millennium Petrochemicals); Baltimore, Maryland, Stallingborough, England and Bunbury, Western Australia (Millennium Inorganic Chemicals); and Jacksonville, Florida (Millennium Specialty Chemicals). The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and enhancing product quality.

                             INTERNATIONAL EXPOSURE

     The Company generates revenue from export sales (i.e., U.S. dollar-denominated sales outside the United States by domestic operations), as well as revenue from operations conducted outside the United States. Export sales, which are made in over 70 countries, amounted to approximately 9%, 10% and 8% of total revenues in 1996, 1995 and fiscal 1994, respectively. Revenue from foreign operations amounted to approximately 12%, 10% and 10% of total revenues in 1996, 1995 and fiscal 1994, respectively, principally reflecting the operations of Millennium Inorganic Chemicals in the United Kingdom and Western Australia; identifiable assets of the foreign operations represented 15% and 7% of total identifiable assets at December 31, 1996 and December 31, 1995, respectively, principally reflecting the assets of these operations. (The percentage increase in identifiable assets was attributable mainly to the transfer to Hanson of certain non-chemical related businesses in connection with the Demerger.) In addition, the Company obtains a portion of its principal raw materials from sources outside the United States. Millennium Inorganic Chemicals obtains ores used in the production of TiO2 under long-term contracts from a number of suppliers in South Africa, Australia, Canada and Norway, and Millennium Specialty Chemicals obtains a portion of its requirements of CST or its derivatives from suppliers in Indonesia and other Asian countries, Europe and South America.

     The Company's export sales and foreign manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs and import and export controls and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad may increase if, as intended, the Company expands its worldwide operations.

     The functional currency of each of the Company's foreign operations is the local currency. Historically, the net impact of currency translation has not been material to the Company's results of operations or financial position.

                  EQUITY INTEREST IN SUBURBAN PROPANE PARTNERS

     An indirect subsidiary of the Company serves as general partner of Suburban Propane Partners, a Delaware limited partnership whose common units trade on the New York Stock Exchange under the symbol 'SPH.' In 1996, in connection with its initial public offering, Suburban Propane Partners acquired, through an operating partnership, the propane business and assets of Millennium Petrochemicals' former Suburban Propane division. Suburban Propane Partners is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from more than 350 customer service centers in more than 40 states. Suburban Propane Partners' operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of Suburban Propane Partners was approximately 567 million gallons during its fiscal year ended September 28, 1996. Based on industry statistics, Suburban Propane Partners believes that its retail propane sales volume constitutes approximately 6% of the United States retail market for propane. For its fiscal year ended September 28, 1996, Suburban Propane Partners reported total revenues of approximately $707.9 million and net income of approximately $12.9 million. At September 28, 1996, Suburban Propane Partners reported total assets of approximately $807.4 million. For its three months ended December 28, 1996, Suburban Propane Partners reported total revenues of $246 million and net income of $17.3 million.

     The Company has a 2% general partnership interest and an approximate 24% subordinated limited partnership interest, each on a combined basis, in Suburban Propane Partners and the operating partnership. The Company has agreed, subject to certain limitations, to contribute up to $43.6 million, on a revolving basis, to Suburban Propane Partners to enhance its ability to make quarterly cash distributions to the limited partners through the quarter ending March 31, 2001. Suburban Propane Partners paid a distribution of $0.50 per common unit for the quarter ended December 28, 1996, but did not pay a distribution for such quarter with respect to the subordinated limited partnership units held by the Company. Under the partnership agreement governing Suburban Propane Partners, Suburban Propane Partners is managed by, or under the direction of, a seven-member Board of Supervisors. Two of the supervisors are appointed by the general partner; the holders of the limited partnership interests and subordinated limited partnership interests, voting as a class, elect three of the supervisors; and these five supervisors elect two executive officers of Suburban Propane Partners as the remaining two supervisors.

                                   EMPLOYEES

     At December 31, 1996, the Company had approximately 6,850 full and part-time employees and contractors, of whom approximately 5,700 were engaged in manufacturing, 375 were engaged in sales and distribution and 775 had corporate and administrative responsibilities. Approximately 15% of the Company's employees are represented by various labor unions. Of the Company's fifteen collective bargaining agreements, eleven expire in 1997 and four expire in 1998. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

                             ENVIRONMENTAL MATTERS

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials ('Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations and there can be no assurance that material costs or liabilities will not be incurred. In particular, the production of ethylene, methanol, TiO2 and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to meet existing or new requirements under Environmental Laws as well as in connection with the investigation and remediation of threatened or actual pollution.

     The Company's costs and operating expenses relating to environmental matters were approximately $62 million, $67 million and $61 million in 1996, 1995 and fiscal 1994, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $22 million, $22 million and $7 million in 1996, 1995 and fiscal 1994, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects which are inseparable from the overall project cost. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters for years after 1996 will be subject to evolving regulatory requirements and will depend on the amount of time required to obtain necessary permits and approvals.

     From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with the regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units should be able to achieve compliance with the applicable regulations and ordinances in a manner which should not have a material adverse effect on its business or results of operations. The United States Occupational Safety and Health Administration ('OSHA') has issued a citation with proposed penalties of approximately $154,000 against Millennium Petrochemicals for alleged violation of OSHA regulations in connection with a fire at the La Porte, Texas complex in which two workers were injured. Millennium Petrochemicals believes its procedures did not violate OSHA regulations and will contest the citation and the proposed penalties. The Illinois Attorney General's Office has threatened to file a complaint seeking monetary sanctions for releases into the environment at Millennium Petrochemicals' Morris plant in alleged violation of state regulations, and a civil penalty in excess of $100,000 could result.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties ('PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $300,000 to $45 million. The Company believes that the range of potential liability for the above matters, collectively, which primarily relate to environmental remediation activities and other environmental proceedings, is between $130 million and $180 million and has accrued $180 million as of December 31, 1996. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan to Lake Michigan for which a remedial investigation/feasibility study is currently being undertaken. Potential remediation costs related to this matter that are reasonably probable have been included in the collective range of potential liability referred to above as well as in the accrual for environmental matters on the Company's balance sheet. The accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify the purchasers of certain discontinued operations against certain environmental liabilities and that the Company agreed as part of the Demerger transactions to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations. No assurance can be given that actual costs will not exceed accrued amounts for sites and indemnification obligations for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites and indemnification obligations as to which no estimate presently can be made.

     Several Company subsidiaries have asserted claims and/or instituted litigation against their insurance carriers alleging that all, or a portion, of the past and future costs of investigating, monitoring and conducting response actions at previously or currently owned and/or operated properties and off-site landfills are the subject of coverage under various insurance policies. During 1995, a Company subsidiary entered settlement agreements in one such case with a number of insurance carriers relating to coverage for environmental contamination at present and former plant and landfill sites in the aggregate amount of approximately $60 million, of which $50 million has been received, with the balance of such payments being made over time. In addition, several Company subsidiaries have asserted claims and/or instituted litigation against various entities alleging that they are responsible for all or a portion of such costs. Management is unable to predict the outcome of such claims and litigation. Accordingly, for purposes of financial reporting and establishing provisions, the Company has not assumed any such recoveries except where payment has been received or the amount of liability or contribution by such other parties has been agreed.

     The Company cannot predict whether future developments in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect the Company's combined financial condition, results of operations or liquidity.

                        PATENTS, TRADEMARKS AND LICENSES

     The Company's subsidiaries have numerous United States and foreign patents, registered trademarks and trade names, together with applications and licenses therefor. Millennium Petrochemicals holds available for license to responsible third parties proprietary processes it has developed and has entered into a number of licensing arrangements with respect to the manufacture of polyethylene and vinyl acetate monomer. Millennium Petrochemicals is also licensed by others in the application of certain processes. Significant licenses held by Millennium Petrochemicals are the BP Chemicals fluid bed polyethylene process for the production of both LLDPE and HDPE, the Unipol process for the production of LLDPE, certain processes for the production of polyethylene and polypropylene and a BP Chemicals process for the production of acetic acid. Generally, upon expiration of the licenses, the licensee continues to be entitled to use the technology without payment of a royalty. Millennium Inorganic Chemicals generally does not license its proprietary processes to third parties or hold licenses from others. While the patents, licenses, proprietary technologies and trademarks of the Company subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as Millennium Inorganic Chemicals' proprietary chloride production process and Millennium Specialty Chemicals proprietary terpene chemistry process. The Company does not consider its business as a whole to be materially dependent upon any one particular patent, license, proprietary technology or trademark.

                               EXECUTIVE OFFICERS

     The following individuals serve as executive officers of the Company:

           NAME                                             POSITION
---------------------------   ---------------------------------------------------------------------
William M. Landuyt.........   Chairman of the Board and Chief Executive Officer
Robert E. Lee..............   President and Chief Operating Officer
Donald V. Borst............   President and Chief Executive Officer of Millennium Inorganic
                              Chemicals
George W. Robbins..........   President and Chief Executive Officer of Millennium Specialty
                              Chemicals
Ronald H. Yocum............   President and Chief Executive Officer of Millennium Petrochemicals
George H. Hempstead, III...   Senior Vice President -- Law and Administration and Secretary
John E. Lushefski..........   Senior Vice President and Chief Financial Officer
Marie S. Dreher............   Vice President -- Corporate Controller
A. Mickelson Foster........   Vice President -- Investor Relations
Francis V. Lloyd...........   Vice President -- Tax
James A. Lofredo...........   Vice President -- Corporate Development
Christine F. Wubbolding....   Vice President and Treasurer

     Mr. Landuyt, 41, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the U.S. operations of Hanson until the Demerger) from June 1995 until the Demerger, Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983.

     Mr. Lee, 40, has served as President, Chief Operating Officer and a Director of the Company since the Demerger. Mr. Lee was Director, Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Board of Supervisors of Suburban Propane Partners.

     Mr. Borst, 61, has served as President and Chief Executive Officer of Millennium Inorganic Chemicals since 1990. Mr. Borst joined SCM Corporation in 1984 as Vice President -- SCM Pigments -- U.S. and was appointed as President and Chief Executive Officer of Millennium Inorganic Chemicals in 1986. He has over 39 years experience in the fertilizer and inorganic chemicals sectors of the chemicals industry.

     Mr. Robbins, 56, has served as President and Chief Executive Officer of Millennium Specialty Chemicals since 1986. He was an Associate Director of Hanson from May 1995 until the Demerger and a Director of Hanson Industries from June 1995 until the Demerger. Mr. Robbins joined SCM Corporation in 1982 as Vice President and General Manager of the SCM Organic Chemicals Division. He has been associated with the plastics and chemicals industries for almost 30 years.

     Dr. Yocum, 57, has served as President and Chief Executive Officer of Millennium Petrochemicals since 1993. He joined Millennium Petrochemicals in 1987 as a Group Vice President, Research and Development. He has been associated with the petrochemicals industry for 30 years.

     Mr. Hempstead, 53, has served as Senior Vice President -- Law and Administration and Secretary of the Company since the Demerger. He was Senior Vice President -- Law and Administration of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1990 until the Demerger, and a Director of Hanson Industries from 1986 until the Demerger. Mr. Hempstead was Senior Vice President and General Counsel of Hanson Industries from 1993 to June 1995 and Vice President and General Counsel of Hanson Industries from 1982 to 1993. He initially joined Hanson Industries in 1976. Mr. Hempstead is a member of the Board of Supervisors of Suburban Propane Partners.

     Mr. Lushefski, 41, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary which held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985.

     Ms. Dreher, 38, has served as Corporate Controller of the Company since the Demerger and was elected Vice President on October 8, 1996. She was Director of Planning and Budgeting of Hanson Industries from November 1995 until the Demerger. She joined Hanson Industries in January 1994 as Assistant Controller with principal responsibilities focused on tax, environmental and financial compliance matters. She is a certified public accountant. Prior to joining Hanson Industries, she was a senior manager at Ernst & Young LLP.

     Mr. Foster, 41, has served as Vice President -- Investor Relations of the Company since the Demerger. He was Vice President -- Investor relations of Hanson Industries from August 1992 until the Demerger. Mr. Foster held investor relations' positions with ARCO and Pacific Enterprises from 1983 to 1992. He is the immediate past Chairman of the National Investor Relations Institute.

     Mr. Lloyd, 57, has served as Vice President -- Tax of the Company since the Demerger. He was Vice President -- Tax of Hanson Industries from 1993 until the Demerger. Mr. Lloyd joined Hanson Industries in 1987 and was Senior Director of Tax of Hanson Industries from 1987 to 1993. Prior thereto, he was Vice President and Director of Tax of Kidde, Inc., which was acquired by Hanson in 1987.

     Mr. Lofredo, 41, served as the Company's Director of Corporate Development since the Demerger and was elected a Vice President on October 8, 1996. He was Director of Corporate Development of Hanson Industries from March 1993 until the Demerger, with his principal responsibilities focused on acquisitions and divestitures. He joined Hanson Industries in June 1992 as Assistant Corporate Controller.

     Ms. Wubbolding, 44, has served as Vice President and Treasurer of the Company since the Demerger. She was Vice President of Hanson Industries from January 1996 until the Demerger and Treasurer from June 1994 until the Demerger. She joined Hanson Industries in 1976 and held various financial positions, primarily in the treasury area, prior to 1994.

ITEM 2. PROPERTIES

     Set forth below is a list of the Company's principal manufacturing facilities, all but one of which is owned. The Company's operating subsidiaries also lease warehouses and offices.

                        LOCATION                                                  PRODUCTS
--------------------------------------------------------  --------------------------------------------------------
Millennium Petrochemicals
     Morris, Illinois...................................  LDPE; LLDPE; polypropylene; ethylene
     Clinton, Iowa......................................  LDPE; HDPE; ethylene; tie-layer resins
     La Porte, Texas....................................  Ethylene; methanol; LDPE; LLDPE; HDPE; VAM; acetic acid
     Chocolate Bayou, Texas.............................  HDPE
     Port Arthur, Texas.................................  LDPE; HDPE
     Crockett, Texas....................................  Colors and concentrates; wire and cable compounds
     Anaheim, California................................  Denatured ethyl alcohol
     Newark, New Jersey.................................  Denatured ethyl alcohol
     Fairport Harbor, Ohio (leased).....................  Wire and cable compounds, colors and concentrates
     Heath, Ohio........................................  Colors and concentrates
     Tuscola, Illinois..................................  Ethyl alcohol; ethyl ether; wire and cable compounds;
                                                          polyethylene powders

Millennium Inorganic Chemicals
     Baltimore, Maryland (Hawkins Point)................  TiO2
     Ashtabula, Ohio....................................  TiO2 and TiCl4
     Stallingborough, England...........................  TiO2
     Kemerton, Western Australia........................  TiO2
     Baltimore, Maryland (St. Helena)...................  Colored pigments and silica

Millennium Specialty Chemicals
     Jacksonville, Florida..............................  Fragrance and flavor chemicals
     Brunswick, Georgia.................................  Fragrance and flavor chemicals

     The Company believes that its properties are well maintained and are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     Together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a present Company subsidiary has been named as a defendant or third party defendant in various legal proceedings alleging that it (through a discontinued operation) and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint. These proceedings consist of four cases in the State of New York, one of which has been brought by The City of New York, a class action personal injury case filed on behalf of all purportedly lead-poisoned children in Ohio, two personal injury cases in Maryland and one personal injury case in West Virginia. There can be no assurance that additional litigation will not be filed. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud and misrepresentation. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead-based paints. These cases (except the Maryland cases which are on appeal following judgments for the defense) are in various pre-trial stages. The Company is vigorously defending such litigation. Although liability, if any, that may result is not reasonably capable of estimation, the Company currently believes that the disposition of such claims in the aggregate should not have a material adverse effect on the Company's combined financial position, results of operations or liquidity. The pending legal proceedings referred to above are as follows:

Brenner et. al. v. American Cyanamid Company, et. al., commenced in the Supreme Court of the State of New York on November 9, 1993; The City of New York et. al.
v. Lead Industries Association, Inc., et. al., commenced in the Supreme Court of the State of New York on June 8, 1989; Omar J. Gates v. American Cyanamid Company, et. al., commenced in the Supreme Court of the State of New York on March 13, 1996; Jennifer German, et. al. v. Federal Home Loan Mortgage Corp. et. al. v. Lead Industries Association, Inc., et. al., commenced in the United States District Court, Southern District of New York on July 26, 1993; Jackson, et. al. v. The Glidden Co., et. al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on August 12, 1992; Ritchie, et. al. v. The Glidden Co., et. al., commenced in the Circuit Court of Marshall County, West Virginia on September 24, 1996; and Alvin Wright et. al. v. Lead Industries Association Inc., et. al., commenced in the Circuit Court of Baltimore City, Maryland on December 29, 1994.

     In addition, various laws and administrative regulations have, from time to time, been enacted or proposed at the federal, state and local levels and may be proposed in the future that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead paint with respect to asserted health concerns associated with the use of such products, and (ii) effectively overturn court decisions in which the Company's former subsidiary and other defendants have been successful. No legislation or regulations have been adopted to date which are expected to have a material adverse effect on the Company's combined financial position, results of operations or liquidity.

     The Company and various Company subsidiaries are defendants in a number of other pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the Company's current and former subsidiaries; typically such proceedings involve large claims made by many plaintiffs against many defendants in the chemicals industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's combined financial condition, results of operations or liquidity.

     For information concerning the Company's environmental proceedings, see 'Environmental Matters' in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company is traded on the New York Stock Exchange (the 'NYSE') under the symbol 'MCH.' The following table sets forth the high and low closing sales prices per share of Common Stock reported by the NYSE since October 2, 1996, the commencement of 'regular way' trading:

                                                                                      HIGH        LOW
                                                                                     -------    -------
October 2, 1996 through December 31, 1996.........................................   $23.000    $17.250
January 1, 1997 through March 14, 1997............................................   $20.875    $17.750

     As of March 14, 1997, there were 85,797 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $18.25.

     On January 21, 1997, the Company declared a dividend of $.12 per share of Common Stock payable to all holders of record on March 14, 1997, and will pay Advance Corporation Tax of $0.03 per share in respect of the dividend. This dividend will be paid on March 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of the Company set forth below are derived from the audited Consolidated (Combined) Financial Statements of the Company except for the data as at and for the period ended September 30, 1992, which are derived from the unaudited Combined Financial

Statements of the Company. In the opinion of the Company, the unaudited combined financial data have been prepared on a basis consistent with that of the audited financial data.

     Income statement data and other data for fiscal 1993, fiscal 1992 and balance sheet data for fiscal 1992 exclude the operations of Millennium Petrochemicals, which was acquired on September 30, 1993, in a transaction accounted for as a purchase.

     The information set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Consolidated (Combined) Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

                                   YEAR ENDED           THREE MONTHS
                                  DECEMBER 31,             ENDED
                            ------------------------    DECEMBER 31,
                             1996             1995          1994
                            -------          -------    ------------
                                         (IN MILLIONS)
Income Statement Data:
     Net sales...........   $ 3,040          $ 3,800      $    908
     Operating income....       283(1)           842           203
     Income from
       continuing
       operations........       141(1)(2)        331            84
     Net (loss) income...    (2,701)(1)(2)(3)     349           96
Balance Sheet Data (at
  period end):
     Total assets(4).....     5,601           10,043        10,024
     Total liabilities...     4,283            5,242         5,166
     Stockholders'
       equity(4).........     1,318            4,801         4,858
Other Data (with respect
  to continuing
  operations):
     Depreciation and
       amortization......       201              241            59
     Capital
       expenditures......       285              276            30


                         FISCAL YEAR ENDED SEPTEMBER 30,
                         -------------------------------
                          1994     1993         1992
                         ------   -------    -----------
                                             (UNAUDITED)
Income Statement Data:
     Net sales...........$3,288   $   862      $   920
     Operating income....   344       139          181
     Income from
       continuing
       operations........    66       103          138
     Net (loss) income...    94       123          194
Balance Sheet Data (at
  period end):
     Total assets(4)..... 9,691    10,135        5,183
     Total liabilities... 5,053     4,692          663
     Stockholders'
       equity(4)......... 4,638     5,443        4,519
Other Data (with respect
  to continuing
  operations):
     Depreciation and
       amortization......   247        44           38
     Capital
       expenditures......   109        28           43

------------

(1) Includes the effects of non-recurring charges of $75 ($48 after-tax) to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 and provide for the costs associated with the closure of certain of these facilities, as described in Note 3 to the Consolidated (Combined) Financial Statements of the Company.

(2) Includes gain of $210 ($86 after-tax) resulting from Millennium Petrochemicals' sale in March 1996 of a 73.6% equity interest in Suburban Propane Partners, as described in Note 1 to the Consolidated (Combined) Financial Statements of the Company. In 1995 and fiscal 1994, Suburban Propane is included as a continuing operation.

(3) Includes the effects of a non-cash after-tax charge of $3,206 relating to one of the Discontinued Businesses (as defined in Note 1 to the Consolidated (Combined) Financial Statements of the Company) as a result of the Company's adoption of the long-lived asset carrying value methodology provided by SFAS 121, as described in Note 4 to the Consolidated (Combined) Financial Statements of the Company. The Discontinued Businesses were sold to Hanson on October 6, 1996.

(4) Includes net assets of the Discontinued Businesses: $3,772 at December 31, 1995; $3,757 at December 31, 1994; $3,757 at September 30, 1994; $3,935 at
    September 30, 1993; and, $3,818 at September 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's Consolidated (Combined) Financial Statements and Notes thereto. See 'Index to Financial Statements.'

     In connection with the forward-looking statements which appear in the following information, the Cautionary Statements referred to in 'Disclosure Concerning Forward-Looking Statements' should be reviewed carefully.

                                  INTRODUCTION

HISTORICAL CYCLICALITY OF SIGNIFICANT COMPONENTS OF THE COMPANY'S OPERATIONS

     The markets for Millennium Petrochemicals' principal products are highly cyclical and the global markets for Millennium Inorganic Chemicals' principal products are also cyclical, although to a slightly lesser degree. In contrast, the Company believes that, over a business cycle, the markets for fragrance and flavor chemicals and other specialty products are generally more stable in terms of industry demand, selling prices and operating margins.

POLYETHYLENE AND RELATED PRODUCTS

     In 1996, Millennium Petrochemicals' polyethylene and related operations contributed approximately 43% of the Company's revenues and approximately 56% of its operating income with an operating margin of approximately 12%. In 1995 and fiscal 1994, when Suburban Propane was included as a continuing operation, polyethylene and related operations contributed approximately 36% and 32%, respectively, of the Company's revenues and approximately 45% and 7%, respectively, of its operating income with operating margins of approximately 28% and 2%, respectively.

     In the United States, demand for polyethylene has historically fluctuated from year to year, although it has increased at average annual rates of approximately 3.6% over the last five years and approximately 5.3% over the last ten years. The industry is particularly sensitive to capacity additions, including capacity to manufacture ethylene, polyethylene's principal raw material. Polyethylene producers have historically experienced alternating periods of inadequate ethylene and/or polyethylene capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. During the mid-1980's, increases in new production facilities did not keep pace with demand and by 1987 - 1988, U.S. producers were operating at high capacity utilization rates. Accordingly, selling prices and operating margins increased substantially in 1988 - 1989. Significant additional industry capacity came on stream during 1990 - 1992 and, as a consequence, the industry, including Millennium Petrochemicals, experienced lower capacity utilization rates, selling prices and operating margins in 1990 - 1993. In addition, Millennium Petrochemicals' income was adversely affected in 1989 and 1990 by a fire and explosion at its Morris, Illinois facility. An unanticipated shortage of ethylene resulting from Gulf Coast plant outages due to cold weather, floods and mechanical failures led to significantly increased selling prices and operating margins for polyethylene from mid-1994 through mid-1995. From mid-1995 through the first quarter of 1996, selling prices and operating margins for polyethylene decreased significantly due to the restoration of lost ethylene supply, expanded manufacturing capacity and inventory reductions by customers. Selling prices increased again during the second and third quarters of 1996 as a result of significantly increased domestic demand for polyethylene, strong exports and higher natural gas feedstock costs; notwithstanding these costs, operating margins also increased. Selling prices dropped during the fourth quarter of 1996 and the beginning of 1997 on softening demand which, combined with the effect of continuing feedstock cost increases, resulted in a decline in margins. Price increase announcements for implementation in the first quarter of 1997 have been made; however, there is no assurance that such increases will be realized or, if realized, how long they may be sustained. In the future, there can be no assurance that growth in demand for polyethylene will be sufficient to absorb currently anticipated capacity increases (including increases in ethylene capacity) without the industry experiencing an overall reduction in utilization rates, which has in the past caused selling prices and operating margins to decline, or that a downward phase of industry cyclicality will not be exacerbated by unanticipated capacity additions, changes in technology, price volatility of raw materials, changes in customer inventory levels or other conditions.

TIO2 AND RELATED PRODUCTS

     In 1996, Millennium Inorganic Chemicals' TiO2 and related operations contributed approximately 29% of the Company's revenues and generated operating income of $8 million, after reflecting $75 million of non-recurring charges to reduce the carrying value of certain assets employed in the sulfate-process manufacturing of TiO2 and to provide for the costs associated with the closure of certain sulfate-process production facilities. Excluding these charges, this segment contributed approximately 23% to operating income with an operating margin of approximately 9%. In 1995 and fiscal 1994, these operations contributed approximately 23% and 24%, respectively, of the Company's revenues and approximately 21% and 31%, respectively, of its operating income with operating margins of approximately 21% and 13%, respectively.

     TiO2 is considered a 'quality of life' performance chemical, the demand for which is influenced by changes in the gross domestic product of various regions of the world. The worldwide TiO2 industry, in which Millennium Inorganic Chemicals participates, has experienced cyclical demand, supply and pricing, although to a lesser degree than the polyethylene industry. A cyclical peak for average annual TiO2 prices occurred in 1990. By mid-1994, TiO2 prices had declined by approximately 22% from that peak. In late 1994, demand grew as a result of improved economic conditions and stock building by customers. Coupled with limited capacity additions, this increased the industry capacity utilization rates to above 90% and resulted in a turnaround in worldwide prices, continuing through most of 1995. Demand growth subsequently slowed due to reduced economic growth, customer destocking worldwide and rainy spring seasons in 1995 and 1996, resulting in price erosion and a reduction in capacity utilization rates in late 1995 and the first half of 1996. In addition, recent consolidation of customers in Millennium Inorganic Chemicals' coatings market further increased price competition for certain of its products, putting increased pressure on profitability. To address market conditions in the TiO2 industry during 1996, Millennium Inorganic Chemicals, among other things, closed its 10,000 tpa sulfate-process plant in Stallingborough England and scaled back capacity by approximately one-third at its 66,000 tpa sulfate-process plant in Baltimore, Maryland (an overall capacity reduction for Millennium Inorganic Chemicals of approximately 6%). The Company incurred non-recurring charges of $15 million ($9 million after tax) in 1996 for the cost of these initiatives and, in addition, reduced the carrying value of its remaining sulfate production assets by $60 million ($39 million after tax). If market conditions continue to deteriorate, it may be necessary to further reduce operations at the Baltimore sulfate process plant and accrue for additional closure costs of approximately $15 million. In recent years, Millennium Inorganic Chemicals' sulfate-process manufacturing operations have operated at a marginal level and made a negative contribution of $2 million in 1996. The Company has also delayed chloride-process expansion programs in the United Kingdom and Australia. Price increases announced by Millennium Inorganic Chemicals and most other TiO2 producers for the United States and European markets in early January 1997, and for the Asia/Pacific markets commencing in April 1997, are expected to be realized beginning in the second quarter of 1997. However, there can be no assurance that such increases will be realized or, if realized, how long they may be sustained.

                             RESULTS OF OPERATIONS

     The Company's principal operations are grouped into five business segments:
Polyethylene and Related Products, Acetyls and Ethyl Alcohol, Performance Polymers, TiO2 and Related Products, and Fragrance and Flavor Chemicals. As shown in the table below, Suburban Propane Partners accounted for 17% and 21% of the Company's net sales and 6% and 22% of its operating income in 1995 and fiscal 1994, respectively. Millennium Petrochemicals sold a 73.6% equity interest in Suburban Propane Partners in March 1996.

     The following table shows, for the periods indicated, sales (net of intercompany transactions, which are not material) and operating income (before interest and provision for income taxes) attributable to each of the Company's business segments (excluding the Discontinued Businesses which were sold to Hanson on October 6, 1996).

                                                                    YEAR ENDED        THREE MONTHS
                                                                   DECEMBER 31,          ENDED          YEAR ENDED
                                                                 -----------------    DECEMBER 31,     SEPTEMBER 30,
                                                                  1996      1995          1994             1994
                                                                 ------    -------   --------------    -------------
                                                                                      (IN MILLIONS)
Net Sales
     Polyethylene and related products........................   $1,293    $ 1,374        $ 327           $ 1,061
     Acetyls and Ethyl alcohol................................      388        461          105               347
     Performance polymers.....................................      364        363           82               318
     Titanium dioxide and related products....................      881        860          185               795
     Fragrance and flavor chemicals...........................      114        103           24                89
                                                                 ------    -------       ------        -------------
                                                                  3,040      3,161          723             2,610
Propane(1)....................................................       --        639          185               678
                                                                 ------    -------       ------        -------------
     Total Net Sales..........................................    3,040      3,800          908             3,288
                                                                 ------    -------       ------        -------------
                                                                 ------    -------       ------        -------------
Operating Income
     Polyethylene and related products........................      159        380           92                23
     Acetyls and Ethyl alcohol................................       40        142           38                70
     Performance polymers.....................................       41         59           13                42
     Titanium dioxide and related products (2)................        8        177           27               106
     Fragrance and flavor chemicals...........................       35         31            7                27
                                                                 ------    -------       ------        -------------
                                                                    283        789          177               268
Propane(1)....................................................       --         53           26                76
                                                                 ------    -------       ------        -------------
     Total Operating Income...................................   $  283    $   842        $ 203           $   344
                                                                 ------    -------       ------        -------------
                                                                 ------    -------       ------        -------------

------------

(1) Suburban Propane is reflected as a continuing operation of the Company (i.e., a division of Millennium Petrochemicals) through December 31, 1995. In March 1996, Millennium Petrochemicals sold a 73.6% interest in Suburban Propane Partners in an initial public offering. The Company has accounted for its continuing investment in Suburban Propane Partners under the equity method effective January 1, 1996.

(2) 1996 includes non-recurring charges of $75 ($48 after-tax) to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 and to provide for the costs associated with certain sulfate-process production facility closures.

1996 COMPARED TO 1995

     The Company had operating income of $283 million for the year ended December 31, 1996, a decrease of $559 million (66%) from 1995, and net sales of $3.040 billion, a decrease of $760 million (20%). The Company recorded non-recurring charges of $75 million ($48 million after tax) during 1996 to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 products and to provide for the closure costs of certain sulfate-process production capacity. In addition, as a result of Millennium Petrochemicals' sale of a 73.6% interest in Suburban Propane through an initial public offering in March 1996, the Company's interest in the results of Suburban Propane Partners' operations have been reflected as equity in earnings of Suburban Propane Partners in the Consolidated (Combined) Financial Statements of the Company since January 1, 1996. Suburban Propane contributed $639 million to net sales and $53 million to operating income during 1995. Excluding Suburban Propane and the non-recurring charges referred to above, the Company's net sales decreased $121 million (3.8%) and its operating income decreased $431 million (55%) from the prior year. These decreases are primarily due to lower average selling prices for polyethylene, acetyls and performance polymer product offerings as they declined from their 1995 peak levels and declining selling prices for TiO2 as a result of high producer inventories, excess capacity and customer destocking. Additionally, increasing costs for feedstocks for ethylene (polyethylene's principal raw material) and higher cost for titanium ores during this period further reduced operating income.

     On a pro forma basis, earnings per share for 1996 would have been $2.20, based on 76,450,905 shares outstanding (which includes the shares issued to Hanson shareholders pursuant to the Demerger, the portion of the 2,912,322 shares of restricted Common Stock awarded to executive officers and key employees on October 8, 1996 pursuant to the Company's Long-Term Stock Incentive Plan that are expected to vest, and the shares issued pursuant to such plan to non-employee directors). Such earnings per share include ($0.63) and $1.12 per share from the after-tax impact of the non-recurring charges related to the sulfate-process TiO2 operations and the gain on the sale of the 73.6% interest in Suburban Propane Partners, respectively.

     Polyethylene and Related Products: Net sales of polyethylene and related products were $1.293 billion for 1996, a decrease of $81 million (6%). Operating income decreased $221 million (58%) to $159 million, principally as a result of a 15% decline in average selling prices for polyethylene products coupled with higher feedstock costs. The lower prices reflected competitive pressure arising from excess industry capacity and a reduction of ethylene inventory supplies during the first half of 1996. In the 1995 period, industry ethylene inventories were extremely tight due to unexpected industry outages causing ethylene and, consequently, polyethylene prices to rise dramatically; this situation corrected itself towards the end of 1995. During 1996, average selling prices increased during the second and third quarters on increased domestic demand, strong exports and higher natural gas feedstock costs but dropped during the last quarter and early in 1997 as customers worked off polyethylene inventories in anticipation of future price decreases and reduced seasonal demand. Polyethylene unit volumes for 1996 increased 7.2% over 1995 on increased demand.

     Average unit costs for polyethylene increased 9.5% over 1995 due to increased feedstock costs for ethylene. These costs rose dramatically as a result of the colder than normal winter temperatures experienced in late 1995 and early 1996, which increased the demand for natural gas and the cost of natural gas liquids. Millennium Petrochemicals' ethylene feedstock and natural gas costs remained at high levels throughout 1996 and a significant portion of the first quarter of 1997. Feedstock costs rose 45% during the fourth quarter of 1996 alone.

     Acetyls and Ethyl Alcohol: Net sales of acetyls and ethyl alcohol decreased $73 million (16%) to $388 million in 1996, while operating income decreased $102 million (72%) to $40 million. The decline in operating income resulted from decreased average selling prices and lower volumes. This was primarily true for methanol, which experienced historically high selling prices during 1995 due to strong demand from reformulated gasoline producers to meet environmental requirements. As some of these requirements were subsequently relaxed and additional capacity became available, methanol prices fell 32%. VAM also experienced a 20% decline in average selling prices during 1996 as export markets were affected by oversupply and weakened demand. In addition, an outage to convert the syngas unit to natural gas caused production limitations which resulted in a decline in sales volume in both methanol and acetic acid in 1996 compared to 1995. Mechanical difficulties associated with the resumption of acetyls production, as well as certain suppliers' failure to perform at expected levels, resulted in curtailed production and increased costs during the first quarter of 1997.

     Performance Polymers: Net sales of performance polymers in 1996 were relatively flat compared to 1995 at $364 million, while operating income decreased $18 million (31%) to $41 million. The decline in operating income resulted from an 8% decline in average selling prices caused by lower polyethylene costs. Growth in the wire and cable markets, which experienced a 24% increase in unit sales volume, partially offset the impact of lower pricing. Unit costs were slightly lower during 1996 as higher ethylene and other raw material costs were offset by lower propylene and polyethylene costs.

     During 1996, Millennium Petrochemicals continued to implement its reengineering and cost reduction programs, with expected annual savings of approximately $30 million. The syngas plant was restarted after its conversion from residuum oil to natural gas on December 4, 1996. In addition, during 1996, several expansion and improvement projects were completed, including with the restart of 250 million pounds of annual LLDPE capacity at the Morris facility, conversion of 300 million pounds of annual LLDPE production capacity to HDPE at Port Arthur and a new 480 million pound per annum LLDPE plant at the La Porte facility.

     Titanium Dioxide and Related Products: Titanium dioxide and related products' operating income for 1996 decreased $169 million (96%) from $177 million in 1995. This reflects non-recurring charges of $75 million ($48 million after tax) to reduce the carrying value of certain plant and equipment employed in the sulfate-process manufacturing of TiO2 and to provide for the closure of certain sulfate production facilities in light of the market conditions discussed below. Excluding these non-recurring charges, operating income for the year decreased $94 million (53%) compared to 1995. Net sales for 1996 increased 2% to $881 million compared to $860 million for 1995.

     During 1996, the TiO2 industry experienced severe price competition with global prices continuing on a downward trend which began in late 1995. The price erosion reflects a confluence of market factors, including customer destocking, consolidations in the paint and coatings industry, a weak paper industry, increased TiO2 capacity and a weak spring paint and coatings season. These conditions caused global average TiO2 selling prices in U.S. dollar terms to be 6% lower during 1996, compared to 1995, as producers attempted to maintain volume and market share. These declines were world-wide with yearly average prices down 3% in the Americas, 8% in Europe and 13% in the Asia/Pacific region compared to yearly average prices in these regions in 1995. The worldwide average TiO2 selling price in U.S. dollar terms was 14% lower in December 1996 than December 1995 with local prices in Europe and the Asia/Pacific region declining 25% and 29%, respectively, during the same period. Price increase announcements recently made by TiO2 producers with effect from January 1997 for the U.S. and Europe and from April 1997 for the Asia/Pacific region should, if not modified, help to reverse this trend.

     These conditions had severe effects on TiO2 sulfate-process products which have higher production costs and lower selling prices than chloride-process products. In response to these deteriorating market conditions, the 10,000 tpa sulfate-process plant in Stallingborough, England was closed and production capacity of the 66,000 tpa sulfate-process plant in Baltimore, Maryland was scaled back by approximately one-third. In addition, completion of the expansion of the chloride-process facility in the United Kingdom, described below, was delayed until 1999 and plans for the 111,000 tpa expansion in Australia have been postponed until market conditions and trends improve. Finally, cost containment measures and reengineering efforts for certain processes are being implemented in order to reduce overall operating costs.

     Also contributing to the decline in operating income were higher fixed costs, resulting from an increase in chloride-process capacity which was phased in, thereby reducing operating rates, and higher variable costs due to increased costs of titanium ore feedstocks, coke and utilities.

     A $75 million capital investment program to increase Millennium Inorganic Chemicals' chloride-process capacity by 52,000 tpa was completed during 1996. A $50 million two-year program to improve environmental performance at its Ashtabula, Ohio facilities is underway with final completion scheduled for 1998. In addition, plans are underway to expand chloride-process capacity at the Stallingborough plant by 41,000 tpa in 1999 at a cost of approximately $120 million to meet projected long-term growth in demand in the European markets.

     The TiO2 plants operated at approximately 88% of capacity during 1996 compared to approximately 96% during the prior year. Decreased operating rates reflected market conditions and increased operating capacity for chloride-process manufacturing. Sales volume for 1996 increased 8%, largely due to stronger demand in the coatings and plastics markets with shipments to the sluggish paper market continuing to lag.

     Fragrance and Flavor Chemicals: Fragrance and flavor chemicals continued its growth trend with its seventh consecutive record year of operating income of $35 million for 1996, an increase of $4 million (13%) compared to 1995. Net sales increased $11 million (11%) to $114 million. This trend reflected a 2.2% increase in unit sales volume over 1995 as well as a shift toward higher-value added products. This growth was accomplished in spite of worldwide demand for fragrance chemicals being flat in 1996, and more than offset significant increases in the cost of CST, Millennium Specialty Chemicals' principal raw material (49% on a unit basis compared to 1995). Millennium Specialty Chemicals' continued emphasis on higher-margin intermediate and upgrade products also contributed to 1996's operating margin per unit increasing 7.6% over 1995.

     During 1996, Millennium Specialty Chemicals' expansion continued. Completion of the final phase of the program, scheduled for the fall of 1997, will double the capacity of Millennium Specialty Chemicals' Brunswick, Georgia facility over 1995 levels.

1995 COMPARED TO FISCAL 1994

     The Company changed its fiscal year from September 30 to December 31, effective as of January 1, 1995. Accordingly, the following discussion compares results of operations for the twelve months ended December 31, 1995 with those for the twelve months ended September 30, 1994.

     The Company had operating income of $842 million in 1995, an increase of $498 million (145%), and net sales of $3.8 billion, an increase of $512 million (16%) from fiscal 1994. These increases are primarily attributable to the quadrupling of Millennium Petrochemicals' operating income (excluding propane operations) to $581 million on a 27% increase in its net sales (excluding propane operations) to $2.198 billion.

     Polyethylene and Related Products: Net sales of polyethylene and related products were $1.374 billion in 1995, an increase of $313 million (29%) over fiscal 1994. Operating income increased by $357 million to $380 million, principally as a result of a 46% increase in average unit selling prices for polyethylene products. The higher prices reflected continued tight ethylene supply due to competitors' plant shutdowns and higher demand for ethylene through the first quarter of 1995. By mid-year, the ethylene supply problems were resolved and the polyethylene market experienced a correction as customers reduced inventories, leading to weakened prices and margins for polyethylene. Such market changes also resulted in polyethylene unit volumes declining 6% overall for the year. By the end of 1995, average selling prices for polyethylene had dropped 25% compared to the beginning of 1995. Polyethylene production costs were 5% higher on a unit basis in 1995 compared to fiscal 1994, primarily due to higher prices for purchased ethylene, reflecting tight supplies and a shift in sales mix to higher value-added products which have a higher cost structure.

     Acetyls and Ethyl Alcohol: Net sales of acetyls and ethyl alcohol increased $114 million (33%) to $461 million in 1995, while operating income doubled to $142 million. The increase in operating income primarily resulted from increased average selling prices, which were 38% higher for acetyl products and 10% higher for alcohol products. Higher acetyls pricing was due to strong demand for methanol used in the manufacture of gasoline additives to meet environmental requirements. In addition, there were supply shortages in export markets and formula-based price increases from higher methanol and acetic acid pricing. Beginning in the latter part of the first quarter of 1995, however, methanol prices began to decline as a result of the relaxation of certain environmental requirements for gasoline additives and the addition of industry capacity. By the end of 1995, methanol prices had declined by approximately 70% from late-1994 levels. The increase in demand for methanol and acetic acid resulted in unit sales volumes for 1995 that were 7% higher compared to fiscal 1994. On a unit basis, 1995 costs were 15% higher compared to fiscal 1994 primarily due to higher feedstock costs (ethylene and residuum oil) and higher maintenance costs.

     Performance Polymers: Net sales of performance polymers were $363 million in 1995, an increase of $45 million (14%) compared to fiscal 1994. Operating income increased by $17 million (40%) to $59 million. The increase in operating income reflected higher selling prices across all product lines due to increased demand in the earlier part of the year and the increased price of polyethylene and polypropylene, which are used as raw materials in the manufacture of certain specialty polymer products. The effect of higher pricing was partially offset by a 2% decline in volume and a 13% increase in costs primarily attributable to purchased propylene and the cost mix of higher value-added products sold.

     Titanium Dioxide and Related Products: Titanium dioxide and related products had net sales of $860 million in 1995, an increase of $65 million (8%) from fiscal 1994, and operating income of $177 million, an increase of $71 million (67%). The improved performance was primarily attributable to a 15% overall increase in average selling prices for TiO2 in U.S. dollar terms, with increased selling prices of 6% in the United States, 23% in Europe and 16% in the Asia/Pacific region. TiO2 1995 sales volume of 415,000 tonnes was 5% lower than in fiscal 1994. Sales were constrained by capacity limitations early in 1995, when plants were operating at 99% of capacity. Total industry demand during the period from late 1994 through early 1995 was strong, driving prices higher during that period. Later in 1995, sales volume and capacity utilization rates fell as a result of a softening of demand in United States and European markets and inventory reductions by customers.

     During 1995, Millennium Inorganic Chemicals' TiO2 plants operated at an average of 96% of capacity (with all chloride-process plants operating at an average of 98% of capacity) compared to an estimated industry average of 89%. During the fourth quarter of 1995, TiO2 operations were reduced to 91% of capacity to balance production with weakening demand.

     Fragrance and Flavor Chemicals: This segment had its sixth consecutive year of record profits in 1995, with operating income increasing by $4 million (15%) to $31 million from fiscal 1994. Sales were $103 million, an increase of $14 million (16%) from fiscal 1994. Capacity for the production of fragrance chemicals was expanded by 17% with the increased production almost immediately sold out. While aggregate unit sales volumes were unchanged at 59 million pounds, higher margin intermediate and upgrade products, which had an increase in unit sales volumes of 18%, were the most significant factors in this segment's increased profitability. Selling prices increased by an average of 16% in 1995. The impact of such increases was partially offset by a 23% average increase in raw material costs. Certain product lines were de-emphasized to redirect production to higher margin products. The result was an increase in margin from 44.6% to 45.6%.

     In order to meet expected worldwide demand growth in the fragrance and flavor chemicals industry, the Company implemented plans to increase capacity for the production of these products at its facilities by an additional 20%.

     Suburban Propane: Suburban Propane, adversely affected by unseasonably mild winter conditions throughout the United States, generated operating income of $53 million in 1995, a $23 million (30%) decline from fiscal 1994. Sales for 1995 were $639 million, a 6% decline from fiscal 1994. The decrease in operating income was primarily due to a 6% decrease in retail volume to 534 million gallons. Wholesale volume also decreased by 8% to 174 million gallons. Such declines were attributable to lower demand resulting from temperatures that were approximately 9% warmer in 1995 than in fiscal 1994. Average retail margins declined 4.8% from fiscal 1994, primarily due to the proportionately lower sales volume of the higher-margin retail gallons.

OUTLOOK FOR 1997

     Polyethylene and Related Products: Buoyed by the recent historically high costs for feedstocks, multiple price increase announcements are in place for polyethylene and are supported by strong demand. Ethylene supplies are anticipated to remain tight through the third quarter of 1997 with prices increasing as a result of high effective operating rates. Such pricing is anticipated to fall in response to significant additional ethylene production capacity coming on line from major producers later in the year. The Company anticipates declining feedstock costs and stabilized ethylene prices as spring approaches, followed by a drop in ethylene and polyethylene prices beginning in the fourth quarter of 1997. Except for the Clinton plant, Millennium Petrochemicals' ethylene production units are budgeted to operate at maximum production rates throughout the year. The Clinton plant will have a turnaround, beginning in May, for major maintenance which will temporarily reduce ethylene production in the Midwest. Ethylene production costs in 1997 are expected to be approximately the same as 1996.

     Acetyls and Ethyl Alcohol: This segment should realize cost benefits from the conversion of the Syngas unit, completed in December 1996, from residuum oil feedstock to natural gas, beginning in the second quarter 1997. Higher sales volumes in methanol and level sales volumes in VAM and acetic acid are anticipated for 1997. Additionally, prices for methanol rose early in the first quarter of 1997 and increases for VAM and acetic acid have been announced by most major producers. Mechanical difficulties connected with the resumption of acetyls production as well as certain suppliers' failure to perform at expected levels have limited production and increased costs during the first two months of 1997.

     Performance Polymers: Volumes are expected to continue strong in wire and cable; however, price inceases for many performance polymers may not be sufficient to offset increased feedstock and other costs.

     Titanium Dioxide and Related Products: Even assuming realization of price increases beginning in the second quarter of 1997, the impact of cost saving initiatives and slightly improved sales volumes, TiO2 profitability in 1997 is expected to be lower than in 1996. The worldwide average TiO2 selling price in U.S. dollar terms was 14% lower in December 1996 than in December 1995, with local prices in Europe and the Asia/Pacific region declining 25% and 29%, respectively, during the same period. As a result, even if announced 1997 price increases take effect, it is expected that the average full year TiO2 price will be considerably lower than the average 1996 TiO2 price.

     Fragrance and Flavor Chemicals: The overall aroma chemical market is expected to experience flat volumes in 1997. While the strategy of focusing on higher-margin upgraded products continues, margins will be negatively affected due to the expected continued increase in raw material costs, which increased 49% during 1996.

     Strategic Response: To offset the anticipated impact of 1997's difficult markets described above, the Company is focusing on cost reduction and process improvements throughout its business units. Initiatives are underway which are aimed at permanently reducing the Company's cost structure by over $100 million on an annualized basis during 1997.

EFFECT OF INFLATION

     Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on the Company's combined results of operations for 1996, 1995 or fiscal 1994.

FOREIGN CURRENCY MATTERS

     The functional currency of each of the Company's non-United States operations (principally the operations of Millennium Inorganic Chemicals in the United Kingdom and Australia), is the local currency. The impact of currency translation in combining the results of operations and financial position of such operations has not been material to the combined financial position of the Company. Additionally, the Company generates revenue from export sales (see Note 11 to the Consolidated (Combined) Financial Statements of the Company) and revenue from operations conducted outside the United States which may be denominated in currencies other than the U.S. dollar, British pound or Australian dollar. Results from such transactions aggregated a $7 million loss in 1996, and gains of $13 million and $2 million, respectively, in 1995 and fiscal 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1996, the Company financed its operations and capital and other expenditures from a combination of cash generated from operations, external borrowings and loans and invested capital provided by Hanson or its United States affiliates. Since its demerger from Hanson, the Company has met all of its cash requirements through internally-generated funds and external borrowings. The Company's ability to generate cash from operations and the servicing and repayment of debt will depend upon numerous business factors, some which are outside the control of the Company, including industry cyclicality (resulting from industry-wide capacity additions, changes in general economic conditions and other conditions) and price volatility of certain raw materials.

     Net cash provided by operating activities was $372 million in 1996, compared with net cash provided by operating activities of $795 million in 1995. The decrease resulted from a 57% decrease in income from continuing operations.

     Net cash provided by investing activities was $458 million in 1996, compared with net cash used of $246 million in 1995. The increase principally resulted from the sale of a 73.6% interest in Suburban Propane for proceeds of $733 million.

     Net cash used in financing activities was $834 million in 1996, compared with $503 million in 1995. The increase principally related to changes in the level of funding and other transactions between the Company and its affiliates prior to the Demerger and from external sources since October 1, 1996. At December 31, 1996, the Company had net debt of $2.056 billion, or $72 million less than the pro forma net debt disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. The ratio of net debt to total capital at December 31, 1996 was 61%. At December 31, 1996, the Company had approximately $161 million of unused availability under short-term lines of credit and the Credit Facility (described below). The Company believes that during 1997 cash provided by operations and availability under existing borrowing facilities will provide adequate support for all the Company's cash needs for working capital and capital expenditures for its existing businesses.

     Holding Company Structure: The Company is a holding company whose sole asset is 100% of the outstanding capital stock of an intermediate holding company, which, in turn, is the indirect parent of Millennium America Inc. ('Millennium America') and the indirect parent of the subsidiaries that hold the Company's non-United States operations. Millennium America is a holding company whose sole asset is 100% of the outstanding capital stock of an intermediate holding company, which, in turn, is the parent of each of the Company's United States operating subsidiaries. Accordingly, each of the Company and Millennium America must rely on cash flows from its subsidiaries, including debt service and dividends from such subsidiaries. The ability of these subsidiaries to make payments to Millennium America and the Company, respectively, will be affected by the obligations of such subsidiaries to their creditors, applicable state corporate laws and other laws and regulations. State corporate law applicable to Millennium America's and the Company's principal subsidiaries generally prohibits the payment of dividends by any given subsidiary unless such subsidiary has capital surplus or net profits in the current or immediately preceding year.

     The Credit Facility: Millennium America and the Company, as guarantor, are parties to a Credit Facility, as amended on December 18, 1996, with Bank of America National Trust and Savings Association, as administrative agent ('Bank of America'), the Chase Manhattan Bank, as documentation agent, and various participating banks and other institutional lenders for the provision of the Credit Facility to the Company (the 'Credit Facility').

     The Credit Facility consists of a five-year unsecured revolving credit facility in an amount up to $1.650 billion. Borrowings under the Credit Facility may consist of standby loans (i.e. committed revolving credit loans) or uncommitted competitive loans offered by syndicated banks through an auction mechanism (or both, at the option of Millennium America). Standby loans and competitive loans may be borrowed in either U.S. dollars or other currencies. The proceeds of the Credit Facility may be used to provide working capital to Millennium America and the Company and for general corporate purposes. Certain proceeds were used for the repayment of portions of Millennium America's indebtedness to Hanson in connection with the Demerger.

     The interest rates under the standby loans are based upon, at the option of the respective borrowing subsidiaries, (i) the London interbank offered rate ('LIBOR'), (ii) the New York interbank offered rate ('NIBOR') or (iii) in the case of U.S. dollar loans, the higher of Bank of America's prime rate or the federal funds rate plus 0.5% ('ABR'). Interest rates based on LIBOR or NIBOR will be increased by a spread of between 13.5 and 47.5 basis points depending upon the actual ratings (the 'Ratings') by Standard & Poor's Rating Group and Moody's Investors Service Inc. of senior unsecured non-credit enhanced long-term debt issued by Millennium America and guaranteed by the Company (or issued directly by the Company) or, if there is no such debt, the indicative rating of Millennium America by such rating agencies. Based on the current Ratings, the spread over LIBOR is presently 27.5 basis points. No spread is charged on ABR loans. The interest rates under the competitive loans will be obtained from those bids selected by the applicable borrowing subsidiary.

     A commitment fee is payable to the lenders under the Credit Facility on the aggregate amount of the commitments, whether used or unused, at a rate per annum of between 6.5 and 25 basis points depending upon the Ratings. Loans under the Credit Facility may be repaid and then reborrowed. Based on the current Ratings, the commitment fee is presently 15 basis points.

     The loans under the Credit Facility are guaranteed by the Company. However, since the Company's only asset is the stock of a subsidiary that is the intermediate holding company for the Company's operating subsidiaries and the Company is completely reliant upon its operating subsidiaries for funds, in the event the borrowing subsidiaries default on their payment obligations under the Credit Facility and the lenders seek to enforce the Company's guarantee, it is unlikely that the Company would be able to satisfy these obligations in full.

     The Credit Facility contains covenants and provisions that restrict, among other things, the ability of Millennium America and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Facility also limits the ability of the Company's subsidiaries (other than Millennium America) to incur indebtedness or issue preferred stock.

     The Credit  Facility  requires  the  Company  and  its  subsidiaries  on  a consolidated basis to satisfy certain financial performance criteria. Specifically, the Company and its subsidiaries are not permitted: (i) to allow the Leverage Ratio (as defined) to exceed 0.65 to 1 at any time on or before December 31, 1997, and 0.60 to 1 at any time thereafter; or (ii) to allow the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters, commencing with the period ended September 30, 1996, to be less than
3.0  to 1. The Leverage Ratio  was .61 to 1 and  the Interest Coverage Ratio was
3.8 to 1 for the period ended December 31, 1996.

     Events of default under the Credit Facility include, in addition to standard events of default, the failure of Millennium America to remain a direct or indirect wholly owned subsidiary of the Company.

     Exchangeable Notes: The Demerger resulted in a change-in-control of Millennium America within the meaning of the indenture governing the 2.39% Senior Exchangeable Discount Notes due 2001 (the 'Exchangeable Notes'). Pursuant to a required tender offer, which offer expired on December 17, 1996, Millennium America repurchased over 96% of the Exchangeable Notes for approximately $1.1 billion. The repurchase was funded with the net proceeds of the issuance of senior debt securities as described below and additional long-term borrowings under the Credit Facility.

     Senior Obligations: On November 27, 1996, Millennium America issued $500 million of 7% Senior Notes due November 15, 2006 and $250 million of 7.625% Senior Debentures due November 15, 2026 (collectively the 'Senior Obligations'). The Senior Obligations are fully and unconditionally guaranteed by the Company. The indenture pursuant to which the Senior Obligations were issued contains certain covenants that limit, among other things, the ability of Millennium America and those of its U.S. subsidiaries that own material real property or the stock or debt of another such subsidiary ('Restricted Subsidiaries') to grant liens and the ability of Restricted Subsidiaries to incur additional funded debt. At December 31, 1996, Millennium America and the Restricted Subsidiaries could have granted approximately $414 million of additional liens and the Restricted Subsidiaries could have incurred approximately $414 million of additional funded debt.

     Sterling and dollar deposits: During the first quarter of 1997, the Company sold for an aggregate of `L'190 million and $38 million, which approximates carrying value, several offshore companies whose principal holdings were sterling and dollar deposits. The proceeds from these sales were primarily used to repay borrowings under the Credit Facility.

     Risk Management: The Company has, from time to time, entered into forward exchange contracts, currency swaps or other derivative products to hedge its risk in foreign or other operations. At December 31, 1996, the Company had in effect various interest rate protection agreements with several banks to manage its floating interest rate exposures on $750 million of borrowings under the Credit Facility. Under these interest rate protection agreements, the Company receives a weighted average fixed rate of 5.7875% for various periods expiring through October 1998. These agreements have been accounted for as hedge transactions against the Company's long term borrowings. The Company anticipates that its debt levels will exceed the notional amount of the interest rate protection agreements for the relevant periods. In addition, at December 31, 1996, the Company entered into forward contracts to hedge the impact of exchange rate fluctuations on approximately `L'200 million of its sterling cash deposits through February 12, 1997, at an average exchange rate of $1.69. Such contracts were unwound in February 1997, in connection with the sale of the offshore companies described above. The spot rate for the British pound at December 31, 1996, was $1.71.

     Capital Expenditure Commitments. The Company made capital expenditures for its continuing operations amounting to $285 million, $276 million and $109 million in 1996, 1995 and fiscal 1994, respectively. Included in 1996 is approximately $155 million at Millennium Petrochemicals and $36 million at Millennium Inorganic Chemicals for various production capacity expansion and debottleneck-
ing projects. Projects completed in 1996 and early 1997 have expanded Millennium Petrochemicals LLDPE and HDPE production capacity by approximately 17% and 11%, respectively, and Millennium Inorganic Chemicals' TiO2 capacity (after reflecting the reductions in sulfate-process manufacturing capacity announced in
1996) by approximately 4%, in each case from 1995 levels. The company expects capital expenditures for 1997 to be at a level which approximates depreciation and amortization. The Company anticipates funding these capital expenditures with the Company's internally generated cash from operations and borrowings under the Credit Facility. The Company continuously evaluates its level of capital expenditures in light of current and expected market conditions, opportunities to create value and exceptional requirements. Accordingly, at present there can be no assurance as to the level of capital expenditures in 1997.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MILLENNIUM CHEMICALS INC.

     We have audited the accompanying consolidated (combined) financial statements of Millennium Chemicals Inc. (the 'Company') listed in the index appearing under Item 14 (a)(1) and (2) on page 59. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cornerstone-Spectrum, Inc. (formerly HMB Holdings, Inc.) ('Cornerstone') which statements reflect (loss) income from discontinued operations of ($2,877), $15 and $38 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Cornerstone, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated (combined) financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the three months ended December 31, 1994 and the fiscal year ended September 30, 1994, in conformity with generally accepted accounting principles.

PRICE WATERHOUSE LLP
Morristown, New Jersey
January 21, 1997, except for Note 14,
as to which the date is March 14, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  and Stockholder of
  Cornerstone-Spectrum, Inc.

     We have audited the consolidated balance sheet of Cornerstone-Spectrum, Inc. (the 'Company') as of September 28, 1996 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone-Spectrum, Inc. at September 28, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the consolidated financial statements the Company changed its method of measuring losses for impairment of long-lived assets.

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
November 13, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  and Stockholders of
  HMB Holdings, Inc.

     We have audited the consolidated balance sheets of HMB Holdings, Inc. (the 'Company') as of September 30, 1995 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the two years in the period then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HMB Holdings, Inc. at September 30, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
November 7, 1995, except for Note 11,
as to which the date is July 2, 1996.

                           MILLENNIUM CHEMICALS INC.
                     CONSOLIDATED (COMBINED) BALANCE SHEETS

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                             -------------------
                                                                                              1996        1995
                                                                                             ------      -------
                                                                                                (IN MILLIONS)
                                          ASSETS
Current assets:
     Cash and cash equivalents............................................................   $  408      $   412
     Trade receivables, net...............................................................      464          502
     Inventories..........................................................................      515          554
     Other current assets.................................................................       83          221
     Net assets of Discontinued Businesses sold to Hanson.................................       --        3,772
                                                                                             ------      -------
          Total current assets............................................................    1,470        5,461
Property, plant and equipment, net........................................................    2,031        2,262
Investments and other assets..............................................................      334          278
Goodwill..................................................................................    1,766        2,042
                                                                                             ------      -------
          Total assets....................................................................   $5,601      $10,043
                                                                                             ------      -------
                                                                                             ------      -------

                          LIABILITIES AND STOCKHOLDERS' EQUITY/
                                     INVESTED CAPITAL
Current liabilities:
     Notes payable........................................................................   $   98      $   113
     Current maturities of long-term debt.................................................        6           11
     Trade accounts payable...............................................................      160          178
     Income taxes payable.................................................................       33           --
     Accrued expenses and other liabilities...............................................      430          575
                                                                                             ------      -------
          Total current liabilities.......................................................      727          877
Non-current liabilities:
     Long-term debt.......................................................................    2,360        3,304
     Deferred income taxes................................................................       78          171
     Other liabilities....................................................................    1,118          890
                                                                                             ------      -------
          Total liabilities...............................................................    4,283        5,242
                                                                                             ------      -------
Commitments and contingencies (Note 9)
Stockholders' Equity
     Preferred stock (par value $.01 per share, authorized 25,000,000 shares; none issued
      and outstanding)....................................................................       --           --
     Common stock (par value $.01 per share, authorized 225,000,000 shares; issued and
      outstanding 77,324,605 shares)......................................................        1           --
     Paid in capital......................................................................    1,319           --
     Retained earnings....................................................................       38           --
     Unearned restricted stock............................................................      (50)          --
     Cumulative translation adjustment....................................................       10           --
     Invested capital.....................................................................       --        4,801
                                                                                             ------      -------
          Total stockholders' equity......................................................    1,318        4,801
                                                                                             ------      -------
Total liabilities and stockholders' equity/invested capital...............................   $5,601      $10,043
                                                                                             ------      -------
                                                                                             ------      -------

           See Notes to Consolidated (Combined) Financial Statements

                           MILLENNIUM CHEMICALS INC.
                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED        THREE MONTHS     FISCAL YEAR
                                                                   DECEMBER 31,          ENDED            ENDED
                                                                 -----------------    DECEMBER 31,    SEPTEMBER 30,
                                                                  1996       1995         1994            1994
                                                                 -------    ------    ------------    -------------
                                                                          (IN MILLIONS, EXCEPT SHARE DATA)
Net sales.....................................................   $ 3,040    $3,800        $908           $ 3,288
Operating costs and expenses:
     Cost of products sold....................................     2,264     2,458         589             2,470
     Depreciation and amortization............................       201       241          59               247
     Selling, development and administrative expenses.........       217       259          57               227
     Impairment of assets and related closure costs...........        75        --          --                --
                                                                 -------    ------      ------        -------------
          Operating income....................................       283       842         203               344
Interest expense, primarily to a related party................       214       240          60               206
Interest income...............................................       (37)      (25)         (5)              (19)
Gain on sale of Suburban Propane..............................      (210)       --          --                --
Equity in earnings of Suburban Propane Partners...............       (37)       --          --                --
Other expense, net............................................        23        73           5                26
                                                                 -------    ------      ------        -------------
Income from continuing operations before provision for income
  taxes.......................................................       330       554         143               131
Provision for income taxes....................................      (189)     (223)        (59)              (65)
                                                                 -------    ------      ------        -------------
Income from continuing operations.............................       141       331          84                66
(Loss) income from discontinued operations (net of income
  taxes of ($1,167), $22, $5 and $11).........................    (2,842)       18          12                28
                                                                 -------    ------      ------        -------------
Net (loss) income.............................................   $(2,701)   $  349        $ 96           $    94
                                                                 -------    ------      ------        -------------
                                                                 -------    ------      ------        -------------
Per share information assuming 76,450,905 shares outstanding during entire year:
Income per share from continuing operations...................   $  1.84
Loss per share from discontinued operations...................   $(37.17)
                                                                  -------
Net loss per share............................................   $(35.33)
                                                                  -------
                                                                  -------
Pro forma income from continuing operations (unaudited).......      $168
                                                                  -------
                                                                  -------
Pro forma income from continuing operations per share
  (unaudited).................................................     $2.20
                                                                  -------
                                                                  -------

           See Notes to Consolidated (Combined) Financial Statements

                           MILLENNIUM CHEMICALS INC.
                CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED        THREE MONTHS     FISCAL YEAR
                                                                   DECEMBER 31,          ENDED            ENDED
                                                                ------------------    DECEMBER 31,    SEPTEMBER 30,
                                                                 1996       1995          1994            1994
                                                                -------    -------    ------------    -------------
                                                                                   (IN MILLIONS)
Cash flows from operating activities:
     Income from continuing operations.......................   $   141    $   331       $   84          $    66
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization......................       201        241           59              247
          Impairment of assets and related closure costs.....        75         --           --               --
          Provision for deferred income taxes................        86         35           17              178
          Gain on sale of business...........................      (210)        --           --               --
          Unrealized translation gain........................       (21)        --           --               --
     Changes in assets and liabilities:
          Decrease (increase) in trade receivables...........        38         13          (29)             (90)
          Decrease (increase) in inventories.................         5        (92)         (46)              97
          Decrease (increase) in other current assets........       126          8         (150)              41
          (Increase) decrease in investments and other
            assets...........................................       (65)       173         (129)             206
          Increase (decrease) in trade accounts payable......        13         32            5              (18)
          Increase (decrease) in accrued expenses and other
            liabilities and income taxes payable.............         7         86           33             (272)
          (Decrease) increase in other liabilities...........       (24)       (32)          26             (227)
          Other, net.........................................        --         --            6                4
                                                                -------    -------       ------       -------------
          Net cash provided by (used in) operating
            activities.......................................       372        795         (124)             232
Cash flows from investing activities:
     Capital expenditures....................................      (285)      (276)         (30)            (109)
     Proceeds from sale of business..........................       733         --           --               --
     Proceeds from sale of fixed assets......................        10         30            5               16
                                                                -------    -------       ------       -------------
          Cash provided by (used in) investing activities....       458       (246)         (25)             (93)
Cash flows from financing activities:
     Dividend to parent......................................        --     (1,617)          --               --
     Net transactions with affiliates........................        --      1,212          136             (912)
     Net contribution from Hanson............................       167         --           --               --
     Proceeds from long-term debt............................     2,335         40           29            3,205
     Repayment of long-term debt.............................    (3,321)        (4)         (26)          (2,658)
     (Decrease) increase in notes payable....................       (15)      (134)          29              143
                                                                -------    -------       ------       -------------
          Cash (used in) provided by financing activities....      (834)      (503)         168             (222)
                                                                -------    -------       ------       -------------
Effect of exchange rate changes on cash......................        --         (1)         (12)              13
                                                                -------    -------       ------       -------------
(Decrease) increase in cash and cash equivalents.............        (4)        45            7              (70)
Cash and cash equivalents at beginning of period.............       412        367          360              430
                                                                -------    -------       ------       -------------
Cash and cash equivalents at end of period...................   $   408    $   412       $  367          $   360
                                                                -------    -------       ------       -------------
                                                                -------    -------       ------       -------------

           See Notes to Consolidated (Combined) Financial Statements

                           MILLENNIUM CHEMICALS INC.
                     CONSOLIDATED (COMBINED) STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

                               COMMON STOCK                               UNEARNED     CUMULATIVE
                             ----------------    PAID IN     RETAINED    RESTRICTED    TRANSLATION   INVESTED
                             SHARES    AMOUNT    CAPITAL     EARNINGS      STOCK       ADJUSTMENT    CAPITAL      TOTAL
                             ------    ------    --------    --------    ----------    ----------    --------    -------
                                                                    (IN MILLIONS)
Balance September 30,
  1993....................               $        $            $            $             $          $  5,443    $ 5,443
Net income................                                                                                 94         94
Net transactions with
  affiliates..............                                                                               (912)      (912)
Translation adjustment....                                                                                 13         13
                               --        --
                                                 --------       ---        -----         -----       --------    -------
Balance September 30,
  1994....................                                                                              4,638      4,638
Net income................                                                                                 96         96
Net transactions with
  affiliates..............                                                                                136        136
Translation adjustment....                                                                                (12)       (12)
                               --        --
                                                 --------       ---        -----         -----       --------    -------
Balance at December 31,
  1994....................                                                                              4,858      4,858
Net income................                                                                                349        349
Dividend to parent........                                                                             (1,617)    (1,617)
Net transactions with
  affiliates..............                                                                              1,212      1,212
Translation adjustment....                                                                                 (1)        (1)
                               --        --
                                                 --------       ---        -----         -----       --------    -------
Balance at December 31,
  1995....................                                                                              4,801      4,801
Net income (loss).........                                       38                                    (2,739)    (2,701)
Amortization and
  adjustment of unearned
  restricted stock........                           (13)                     15                                       2
Issuance of stock.........     74         1        1,267                                               (1,268)        --
Issuance of restricted
  stock...................      3                     65                     (65)                                     --
Net capital contribution
  from demerger
  transactions............                                                                                443        443
Net transaction with
  affiliates..............                                                                             (1,237)    (1,237)
Translation adjustment....                                                                  10             --         10
                               --        --
                                                 --------       ---        -----         -----       --------    -------
Balance at December 31,
  1996....................     77        $1       $1,319       $ 38         $(50)         $ 10       $      0    $ 1,318
                               --        --
                               --        --
                                                 --------       ---        -----         -----       --------    -------
                                                 --------       ---        -----         -----       --------    -------

           See Notes to Consolidated (Combined) Financial Statements

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

     Millennium Chemicals Inc. (the 'Company') was incorporated on April 18, 1996, and has been publicly-owned since October 1, 1996, when Hanson PLC ('Hanson') paid a dividend to its stockholders consisting of all of the then outstanding shares of the Company's common stock (the 'Demerger'). The Company's businesses were owned by Hanson prior to October 1, 1996. The Company is a leading producer of commodity, industrial, performance and specialty chemicals operating through its subsidiaries: Millennium Petrochemicals (formerly Quantum Chemical Corporation), Millennium Inorganic Chemicals (formerly SCM Chemicals Inc., SCM Chemicals Limited and SCM Chemicals Ltd., collectively), and Millennium Specialty Chemicals (formerly Glidco Inc.). For periods prior to the Demerger, the financial statements present, on a combined basis, the historical net assets and results of operations of their chemical operations. Consequently, the financial position, results of operations and cash flows may not be indicative of what would have been reported if the Company had been a separate entity. For periods subsequent to the Demerger, the financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

     The financial statements also include the combined operations and net assets of certain non-chemicals businesses ('Discontinued Businesses') which were owned by subsidiaries of Hanson that became subsidiaries of the Company upon the Demerger. The Company sold the Discontinued Businesses to Hanson on October 6, 1996. Since these operations are not a part of the Company upon completion of the Demerger transactions, their historical net assets and results of operations have been presented in the accompanying financial statements as discontinued operations for all periods presented. Any difference between the proceeds from these transactions and the underlying carrying value of the net assets of these operations has been accounted for as a capital transaction and, accordingly, does not affect the Company's results of operations.

     For periods through 1995, the financial statements include, as a continuing operation, the net operating assets and results of operations of Suburban
Propane which was acquired as a division of Millennium Petrochemicals on September 30, 1993. In March 1996, Millennium Petrochemicals sold a 73.6% interest in Suburban Propane through an initial public offering of 21,562,500 common units in a new master limited partnership ('MLP'), Suburban Propane Partners, L.P., and received aggregate proceeds from the sale of the common units and the issuance of notes of the Suburban Propane operating partnership, Suburban Propane, L.P., of approximately $831 resulting in a pre-tax gain of $210. The Company retains a combined subordinated and general partnership interest of 26.4% in Suburban Propane Partners L.P. and Suburban Propane L.P. (collectively 'Suburban Propane Partners'), which is accounted for on an equity basis effective January 1, 1996.

     Prior to the Demerger, the Company provided certain corporate, general and administrative services to certain other indirect wholly-owned subsidiaries of Hanson ('Affiliates'), including legal, finance, tax, risk management and employee benefit services. Charges for these services, which were allocated to the Affiliates based on the respective revenues of the Company and the Affiliates, reduced the Company's selling and administrative expense by $18 and $26 for the years ended December 31, 1996 and 1995, respectively, and $35 for the fiscal year ended September 30, 1994, and $7 for the three months ended December 31, 1994. The Company's management believes such method of allocation is reasonable. In addition, a subsidiary of the Company has controlled, on a centralized basis, all cash receipts and disbursements received or made by such Affiliates.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     Year End: Prior to January 1, 1995, the fiscal year of the Company's subsidiaries ended on the Saturday nearest to September 30 and is designated herein as having ended on September 30 for convenience of reference. Effective January 1, 1995, the Company's reporting period was changed to a calendar year to conform with the business year most prevalent in the chemical industry. Accordingly,

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

interim December 31, 1994, data contained herein reflects results of operations for the 13 week period ended on the Saturday closest to December 31, and is designated as December 31 for convenience of reference.

     The reporting year end of the Discontinued Businesses which were transferred to Hanson is September 30. Accordingly, the financial position and results of operations for these businesses have been included in the Consolidated (Combined) Financial Statements of the Company using their fiscal reporting periods and thereby reflecting a three month lag to the Company's reporting period.

     Operating results for the three months ending December 31, 1993, were as follows:

                                                                    (UNAUDITED)
                                                                    -----------
Sales............................................................      $ 789
Operating income.................................................         67
Net income.......................................................         17

     During the three months ended December 31, 1993 (unaudited), cash and cash equivalents used for continuing operations and investing activities were $477 and $16, respectively. Cash and cash equivalents provided by financing activities were $425. The net effect of these activities resulted in cash and cash equivalents decreasing from $544 at September 30, 1993, to $476 at December 31, 1993.

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

     Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of ninety days or less. The equivalent of approximately $362 at December 31, 1996, is represented by sterling denominated deposits. In addition, investments and other assets include approximately $112 and $68 in restricted cash at December 31, 1996 and 1995, respectively, which is on deposit to satisfy various insurance claims.

     Trade Receivables: Trade receivables consist of the following:

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                       -------------
                                                                                       1996     1995
                                                                                       ----     ----
Trade receivables...................................................................   $472     $518
Allowance for doubtful accounts.....................................................     (8)     (16)
                                                                                       ----     ----
                                                                                       $464     $502
                                                                                       ----     ----
                                                                                       ----     ----

     Inventories: Inventories are stated at the lower of cost or market value. For certain United States ('U.S.') operations cost is determined under the last-in, first-out (LIFO) method. The first-in, first out (FIFO) method is used by all other subsidiaries. Inventories valued on a LIFO basis were approximately $45 and $22 less than the amount of such inventories valued at current cost at December 31, 1996 and 1995, respectively.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                       -------------
                                                                                       1996     1995
                                                                                       ----     ----
Inventories consist of the following:
Finished products...................................................................   $270     $337
In-Process products.................................................................     12       17
Raw materials.......................................................................    165      144
Other inventories...................................................................     68       56
                                                                                       ----     ----
                                                                                       $515     $554
                                                                                       ----     ----
                                                                                       ----     ----

     Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                      ----------------
                                                                                       1996      1995
                                                                                      ------    ------
Property, plant and equipment consists of the following:
Land and buildings.................................................................   $  364    $  341
Machinery and equipment............................................................    2,494     2,612
Leasehold improvements.............................................................        4         6
                                                                                      ------    ------
                                                                                       2,862     2,959
Allowance for depreciation and amortization........................................      831       697
                                                                                      ------    ------
                                                                                      $2,031    $2,262
                                                                                      ------    ------
                                                                                      ------    ------

     Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at December 31, 1996. Accumulated amortization aggregated $197 and $149 at December 31, 1996 and 1995, respectively. Amortization of goodwill amounted to $48 and $58 for the years ended December 31, 1996 and 1995, $14 for the three months ended December 31, 1994, and $58 for the fiscal year ended September 30, 1994, respectively.

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

     Foreign Currency Translation and Forward Contracts: Assets and liabilities of the Company's foreign operating subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period.

     Prior to October 1, 1996, certain of the Company's subsidiaries, whose holdings principally consisted of sterling denominated cash deposits, were considered to hedge a portion of Hanson's investments in the U.S. The functional currency of these subsidiaries was the local currency. After the Demerger, such deposits no longer acted as a hedge; instead, the entities are primarily holding

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

companies, the assets of which are remittable to the Company. As such, the functional currency of these subsidiaries has been changed to the U.S. dollar. Gains from the remeasurement of foreign assets and liabilities into U.S. dollars are included in Other expense, net and aggregated $34 for the year ended December 31, 1996.

     During 1996, the Company entered into forward contracts to hedge the impact of exchange rate fluctuations on approximately `L'200 of its sterling deposits at an average exchange rate of $1.60. The contracts expired on December 12, 1996. The Company subsequently renewed these contracts until February 12, 1997, at which time they were unwound in connection with the conversion of sterling proceeds received on the sale of certain offshore companies for `L'190 at an average exchange rate of $1.69. Realized and unrealized losses from these contracts approximated $22 and are included in Other expense, net at December 31, 1996.

     Federal Income Taxes: Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

     The U.S. earnings of the Company have been included in the consolidated federal income tax return filed by Hanson's ultimate U.S. parent which is now a subsidiary of the Company. Pursuant to an informal tax allocation agreement prior to the Demerger, the Company provided for income taxes as if it filed separate income tax returns. Accordingly, the Company has not reflected in the historical financial statements certain tax benefits arising out of the consolidated tax group (including certain predecessor entities, the 'Consolidated Group') that became allocable to the Company once the Demerger was completed. Upon the Demerger, such tax benefits have been included in deferred taxes and accounted for as a capital transaction.

     Certain other operations of Hanson previously included in the Consolidated Group upon completion of the Demerger no longer qualify to be members of the Consolidated Group. The Company and certain of its subsidiaries have entered into tax sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Consolidated Group.

     Dual Residence: The Company is organized under the laws of Delaware and is subject to U.S. federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom ('U.K.') Inland Revenue as to the tax-free treatment of the stock dividend for U.K. tax purposes for Hanson and Hanson shareholders, Hanson agreed with the U.K. Inland Revenue that the Company will continue to be centrally managed and controlled in the U.K. at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the U.K. during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the U.K. Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that if such indemnification obligation were to arise, it would amount to approximately $421 upon the Demerger, and will decrease by approximately $84 on each October 1 over the next five years.

     If the Company ceases to be a U.K. tax resident at any time, the Company will be deemed for purposes of U.K. corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for U.K. corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company adjusted for U.K. inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not have actually appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

     Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $39 and $42 for the years ended December 31, 1996 and 1995, respectively, $46 for the fiscal year ended September 30, 1994, and $9 for the three months ended December 31, 1994.

     Fair Value of Financial Instruments: The fair value of all short-term financial instruments approximated their carrying value due to their short maturity. The fair value of long-term financial instruments, excluding interest rate protection agreements and the Exchangeable Notes and the senior notes and senior debentures discussed below, approximated carrying value as they were based on terms that continue to be available to the Company from its lenders.

     The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate debt. At December 1996, the Company had several such agreements covering various periods. The notional amount of these agreements was $750 at December 31, 1996. The fixed rates payable to the Company under these agreements average 5.7875% with terms expiring at various dates through October 1998. The Company would have been required to pay approximately $1 million to settle all outstanding agreements based upon their fair value as of December 31, 1996. These fair values are based upon estimates received from independent financial advisors. The fair value of the Exchangeable Notes and, collectively, the senior notes and the senior debentures is approximately $36 and $732, respectively, based on estimates obtained from independent financial advisors.

     Earnings per share: Historical earnings per share information for 1995 and fiscal 1994 are not provided because there is no separate identifiable pool of capital for periods prior to incorporation upon which a per share calculation could be based.

     Per share information is computed assuming that the common stock issued as a result of the Demerger had been issued at the beginning of 1996. The weighted average number of common and common equivalent shares outstanding during the year ended December 31, 1996, was 76,450,905. Such shares include 2,038,619 of the 2,912,322 restricted shares issued on October 8, 1996, which anticipates the achievement of certain performance based goals through the restricted period.

     Pro forma income from continuing operations is calculated as if (a) the Demerger had been consummated at the beginning of the periods presented; (b) the changes in the Company's capital structure resulting from the Demerger had occurred on such date; (c) the Company's level of general and administrative corporate costs is that as if it operated as a separate entity; and, (d) compensation expense related to the restricted stock awards pursuant to the Long-Term Stock Incentive Plan (see Note 8) had been incurred for a full year.

NOTE 3 -- IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ('SFAS 121'), 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' SFAS 121 established guidelines for reviewing recoverability of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses under SFAS 121 are measured by comparing the estimated fair value of the assets to their carrying amount. Except

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

for certain assets of one of the Discontinued Businesses sold to Hanson, the effect of adoption of SFAS 121 was not material. (See Note 4 -- Net Assets of Discontinued Businesses Sold to Hanson).

     During 1996, the Company recorded a $60 non-cash charge ($39 after-tax) to reduce the carrying value of certain property, plant and equipment employed in sulfate-process manufacturing of TiO2 caused by changes in market conditions. Intense price competition has been experienced, and is expected to continue as customers of the anatase products associated with the sulfate-process operations seek more cost efficient manufacturing inputs to their applications. As a result of the deterioration of market conditions in the TiO2 industry, in July 1996 the Company decided to implement a program which included a reduction of its sulfate-process manufacturing capacity both in the U.K. and U.S., rephasing chloride-process expansion programs in the U.K. and Australia and announced increases in global selling prices for TiO2. The 10,000 tpa sulfate-process plant in Stallingborough, England has been closed and production at its 66,000 tpa sulfate-process facility in Baltimore, Maryland has been reduced by approximately one-third. The carrying value of plant and equipment associated with sulfate-process manufacturing was reduced by $60 as a result of evaluating the recoverability of such assets under the unfavorable market conditions existing at that time. In addition, $15 ($9 after tax) of closure costs associated with the implementation of this plan have been accrued during 1996. The amount of the write-down was determined by comparison to the fair value of the related assets, as determined based on the projected discounted cash flows identified to such assets. If market conditions continue to deteriorate, it may be necessary to further reduce operations at the Baltimore sulfate-process facility and accrue for additional closure costs.

NOTE 4 -- NET ASSETS OF DISCONTINUED BUSINESSES SOLD TO HANSON

     Net assets of Discontinued Businesses sold to Hanson included the historical net assets of certain businesses which were not a part of the chemical businesses of the Company following the Demerger transactions. The stock and net assets of such companies were sold to Hanson on October 6, 1996, and, accordingly, have been reflected herein as Discontinued Operations. (See
Note 1.) In January 1996, Hanson announced its plan to demerge its chemicals businesses; such plan included the sale of the Discontinued Businesses by the Company. Because adoption of SFAS 121 on January 1, 1996, preceded the date this plan was announced, the SFAS 121 charge predates the date at which such businesses may be accounted for as discontinued operations under APB 30. The 1995 balance sheet includes the historical net assets of these businesses which are comprised of the following:

                                                                                         AT DECEMBER 31,
                                                                                              1995
                                                                                         ---------------
Current assets........................................................................       $   710
Non-current assets....................................................................         7,126
Current liabilities...................................................................          (364)
Non-current liabilities...............................................................        (3,700)
                                                                                         ---------------
Net assets of Discontinued Businesses sold to Hanson..................................       $ 3,772
                                                                                         ---------------
                                                                                         ---------------

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     The following represents the results of operations of the Discontinued Businesses for the periods indicated:

                                                                          YEAR ENDED         FISCAL YEAR
                                                                         DECEMBER 31,           ENDED
                                                                       -----------------    SEPTEMBER 30,
                                                                        1996       1995         1994
                                                                       -------    ------    -------------
Sales...............................................................   $ 2,017    $1,722       $ 1,589
                                                                       -------    ------    -------------
Pre-tax (loss) income...............................................    (4,009)       40            39
Tax (benefit) provision.............................................    (1,167)       22            11
                                                                       -------    ------    -------------
Net (loss) income...................................................   ($2,842)   $   18       $    28
                                                                       -------    ------    -------------
                                                                       -------    ------    -------------

     Prior to the adoption of SFAS 121, asset impairment was evaluated at an operating company level based on the contribution of operating profits and undiscounted cash flows being generated from those operations. Under this policy, assets used in one of the Discontinued Businesses, comprised of approximately 20 separate operating companies, were evaluated for impairment based on gross margins and cash flows generated by each separate operating company in a given business cycle. Evaluation of the businesses' assets at this level did not result in any impairment.

     SFAS 121 requires the impairment review to be performed at the lowest level of asset grouping for which there are identifiable cash flows which represents a change from the level at which the previous accounting policy measured impairment. In this case, economic groupings of assets were made based on local marketplaces. Evaluation of assets at this lower grouping level indicated an impairment of certain of those assets. The impairment loss was measured based on the difference between estimated discounted cash flows and the carrying value of such assets. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates.

     The  initial  non-cash  charge  resulting  from  adopting  the   evaluation
methodology provided by SFAS 121 was $4,497 ($3,206 after income taxes), related to this Discontinued Business.

NOTE 5 -- INCOME TAXES

     Consolidated income from continuing operations before income taxes consist of the following:

                                                             YEAR ENDED     THREE MONTHS     FISCAL YEAR
                                                            DECEMBER 31,       ENDED            ENDED
                                                            ------------    DECEMBER 31,    SEPTEMBER 30,
                                                            1996    1995        1994            1994
                                                            ----    ----    ------------    -------------
Pretax income:
United States............................................   $259    $473        $133            $ 102
Foreign..................................................     71      81          10               29
                                                            ----    ----      ------           ------
                                                            $330    $554        $143            $ 131
                                                            ----    ----      ------           ------
                                                            ----    ----      ------           ------

     The components of income taxes are:

Federal:
     Current..........................................   $    67    $145        $ 27            $(127)
     Deferred.........................................    (1,083)     54          30              188
Foreign income taxes..................................        15      29           4                8
State and local income taxes..........................        23      17           3                7
                                                         -------    ----         ---           ------
                                                         $  (978)   $245        $ 64            $  76
                                                         -------    ----         ---           ------
                                                         -------    ----         ---           ------

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     Income taxes included in the financial statements are as follows:

                                                           YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                          DECEMBER 31,         ENDED            ENDED
                                                         ---------------    DECEMBER 31,    SEPTEMBER 30,
                                                          1996      1995        1994            1994
                                                         -------    ----    ------------    -------------
Continuing Operations.................................   $   189    $223       $   59           $  65
Discontinued Operations...............................    (1,167)     22            5              11
                                                         -------    ----       ------          ------
                                                         $  (978)   $245       $   64           $  76
                                                         -------    ----       ------          ------
                                                         -------    ----       ------          ------

     The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                           YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                          DECEMBER 31,         ENDED            ENDED
                                                         ---------------    DECEMBER 31,    SEPTEMBER 30,
                                                          1996      1995        1994            1994
                                                         -------    ----    ------------    -------------
Continuing Operations:
     Statutory federal income tax rate................      35.0%   35.0%       35.0%            35.0%
     Basis difference relating to Suburban Propane....      17.4     --        --              --
     State and local income taxes, net of federal
       benefit........................................       5.0     4.2         4.5              3.0
     Provision for nondeductible expenses, primarily
       goodwill amortization..........................       5.2     4.0         3.4             15.8
     Non-taxable foreign interest income..............      (2.5)   (1.2)       (1.2)            (4.2)
     Utilization of net operating losses..............      (5.1)   (3.3)       (4.0)          --
     Other............................................       2.3     1.6         3.6             (0.7)
                                                         -------    ----       -----            -----
     Effective income tax rate for continuing
       operations.....................................      57.3%   40.3%       41.3%            48.9%
                                                         -------    ----       -----            -----
Discontinued operations:
     Effective income tax rate........................      29.1%   55.4%       29.4%            28.3%
                                                         -------    ----       -----            -----
                                                         -------    ----       -----            -----

     The difference between the effective income tax rate on discontinued operations and the statutory federal income tax rate primarily relates to non-deductible goodwill amortization and tax depletion.

     At December 31, 1996, certain subsidiaries of the Company had available operating loss carry-forwards aggregating $237 expiring in the years 1998 through 2008, all of which are subject to certain limitations on their use.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     Deferred income taxes reflect the net tax effects of tax attributes and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                           -------------
                                                                                           1996     1995
                                                                                           -----    ----
Deferred tax assets:
     Environmental and legal obligations................................................   $  39    $ 38
     Other post-retirement benefits and pension obligations.............................     118     118
     Net operating loss carryforwards...................................................      83      70
     Capital loss carryforwards.........................................................     112     --
     AMT credits........................................................................     114     --
     Other accruals.....................................................................      92     111
                                                                                           -----    ----
                                                                                             558     337
     Valuation allowance................................................................    (112)    --
                                                                                           -----    ----
          Total deferred tax assets.....................................................     446     337
                                                                                           -----    ----
Deferred tax liabilities:
     Excess of book over tax basis in property, plant and equipment.....................     306     470
     Other..............................................................................     208      28
                                                                                           -----    ----
          Total deferred tax liabilities................................................     514     498
                                                                                           -----    ----
          Net deferred tax liabilities ($10 in 1996 and 1995 classified in current
            assets).....................................................................   $  68    $161
                                                                                           -----    ----
                                                                                           -----    ----

     Certain of the federal income tax returns of the Consolidated Group and certain of the state income tax returns of the Company's subsidiaries are currently under examination by the Internal Revenue Service. In the opinion of management, any assessments which may result will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 6 -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The detail of long-term debt is as follows:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                        ----------------
                                                                                         1996      1995
                                                                                        ------    ------
Revolving Credit Facility bearing interest at either the bank's prime lending rate,
  LIBOR or NIBOR plus .275% at the option of the Company plus Facility Fee of .15% to
  be paid quarterly..................................................................   $1,540    $ --
7% Senior Notes due 2006 (net of unamortized discount of $.5)........................      500      --
7.625% Senior Notes due 2026 (net of unamortized discount of $1.1)...................      250      --
2.39% Senior Exchangeable Discount Notes, due 2001 (net of unamortized discount of $6
  and $251)..........................................................................       37     1,004
Allocated Loan from Hanson bearing interest at 7.0% due 2003.........................     --       2,250
Debt payable through 2007 at interest rates ranging from 4% to 11%...................       39        61
Less current maturities of long-term debt............................................       (6)      (11)
                                                                                        ------    ------
                                                                                        $2,360    $3,304
                                                                                        ------    ------
                                                                                        ------    ------

     Under a Revolving Credit Agreement dated July 26, 1996, as amended on December 18, 1996, certain of the Company's subsidiaries, may borrow up to $1,650 under a five-year unsecured revolving

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

credit facility, which matures in July 2001 (the 'Credit Agreement'). The Company is the guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes. Borrowings under the Credit Agreement bear interest at the bank's prime lending rate, or LIBOR or NIBOR plus a spread and facility fee based upon the Company's senior long-term credit ratings. The current spread and facility fee are .275% and .15%, respectively.

     The Credit Agreement contains covenants and provisions that restrict among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets or assign any rights to security interests in future revenues; (ii) engage in sale and leaseback transactions;
(iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. The Credit Agreement also requires the Company to satisfy certain financial performance criteria.

     The Exchangeable Notes have a stated interest rate of 2.39% per annum which when combined with the implicit interest yield attributable to the original issue discount to par ('OID') represent a yield to maturity of 6.0%. The notes are not callable until March 1, 1999. Each holder of a note has a benefit of a right (an 'ADS Right'), not separately tradeable, which is exercisable at the holder's option until March 1, 2001 to cause the holder's notes to be exchanged for Hanson ADSs, with each ADS representing five ordinary shares of `L'2 in the capital of Hanson, currently set at 12.182 ADSs per $1,000 principal amount of maturity of the notes (after giving effect to the 1 for 8 consolidation of Hanson's ordinary shares on February 24, 1997).

     On October 18, 1996, as required by the Exchangeable Note indenture, a subsidiary of the Company commenced a tender offer to repurchase any and all Exchangeable Notes from holders who exercise their 'change in control' rights under the indenture for cash of 101% of their accreted value plus accrued interest. The tender offer expired on December 17, 1996, with $1,212 face amount of notes (issued at a discount) being tendered and purchased at a repurchase price of approximately $1,100. As part of the Demerger transactions, the excess of the repurchase price over the carrying value of the notes has been paid by Hanson and included as a component of net contribution of capital. Such repurchase was funded with the net proceeds of the issuance of the senior debt securities, described below, and borrowings under the Credit Facility.

     In November 1996, Millennium America Inc., one of the Company's subsidiaries, and the Company as guarantor, issued $500 of Senior Notes bearing interest at 7% and maturing November 15, 2006, and $250 of Senior Debentures bearing interest of 7.625% and maturing November 15, 2026. The aggregate net proceeds of these issuances were used to repurchase the Exchangeable Notes discussed above.

     In conjunction with the acquisition of Millennium Petrochemicals, a subsidiary of the Company established a long term financing agreement with Hanson under which $2,250 was borrowed in October 1993 ('Allocated Loan'). The agreement, as amended, provided for such borrowings to be repaid in October 2003, and accrued interest at 7% per annum payable annually. Such loan was repaid on October 1, 1996, as a part of the transactions to effectuate the Demerger.

     On December 31, 1996 and December 31, 1995, the Company had outstanding notes payable of $98 and $113, respectively, bearing interest at average rates of approximately 7.2% and 6.1%, respectively, with maturities of thirty days or less. At December 31, 1996, the Company and its subsidiaries had outstanding standby letters of credit amounting to $128 and had available unused lines of credit of $52.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     The maturities of long-term debt during the next five years are as follows:
1997 -- $6, 1998 -- $8, 1999 -- $2, 2000 -- $17, and 2001 and beyond -- $2,333.

     Interest paid for the years ended December 31, 1996 and 1995, fiscal year ended September 30, 1994, and the three months ended December 31, 1994 was $58, $380, $275 and $4, respectively.

NOTE 7 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

     Domestic Pension Plans: The Company has several noncontributory defined benefit pension plans covering substantially all its U.S. employees. The benefits for these plans are based primarily on years of credited service and average compensation as defined under the respective plans' provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

     The Company also sponsors defined contribution plans for its salaried and certain union employees. Contributions relating to defined contribution plans are made based upon the respective plans' provisions.

     The components of net periodic pension cost for continuing operations for the Company's U.S. defined benefit plans and the total contributions charged to pension expense for the Company's U.S. defined contribution plans are as follows:

                                                            YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                           DECEMBER 31,         ENDED            ENDED
                                                         ----------------    DECEMBER 31,    SEPTEMBER 30,
                                                          1996      1995         1994            1994
                                                         ------    ------    ------------    -------------
Defined benefit plans:
     Service cost-benefit earned during the period....    $ 12      $ 15         $  3            $  16
     Interest cost on projected benefit obligation....      45        54           14               56
     Actual return on plan assets.....................     (68)      (79)         (11)             (83)
     Net amortization and deferral....................      (1)     --             (8)          --
     Curtailment gain.................................    --        --             (1)              (2)
                                                         ------    ------       -----            -----
     Net periodic pension (income) for defined benefit
       plans..........................................     (12)      (10)          (3)             (13)
     Defined contribution plans.......................       2         4            1                4
                                                         ------    ------       -----            -----
          Total pension (income)......................    $(10)     $ (6)        $ (2)           $  (9)
                                                         ------    ------       -----            -----
                                                         ------    ------       -----            -----

     Assumptions used in the actuarial calculations relating to the defined benefit plans were as follows:

                                                                           1996    1995    1994
                                                                           ----    ----    ----
Weighted-average discount rates.........................................   7.50%   7.50%   8.50%
Rates of increase in compensation levels................................   4.25    4.25    5.25
Expected long-term rate of return on assets.............................   9.00    9.00    9.00

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's U.S. defined benefit pension plans:

                                                     DECEMBER 31, 1996             DECEMBER 31, 1995
                                                 --------------------------    --------------------------
                                                 PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE
                                                   ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                   EXCEED        BENEFITS        EXCEED        BENEFITS
                                                 ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                  BENEFITS        ASSETS        BENEFITS        ASSETS
                                                 -----------    -----------    -----------    -----------
Actuarial present value of benefit
  obligations:
     Vested benefit obligation................      $(500)         $ (86)         $(632)         $ (51)
     Nonvested benefit obligation.............        (12)            (7)           (21)            (5)
                                                 -----------    -----------    -----------       -----
Accumulated benefit obligation................      $(512)         $ (93)         $(653)         $ (56)
                                                 -----------    -----------    -----------       -----
Projected benefit obligation..................       (546)          (111)          (703)           (60)
Plan assets at fair value.....................        670             85            865             36
                                                 -----------    -----------    -----------       -----
Projected benefit obligation less than (in
  excess) of plan assets......................        124            (26)           162            (24)
Add (deduct):
     Unrecognized prior service cost..........      --                 5             (2)             6
     Unrecognized net loss....................         25             11             15              3
     Unrecognized net asset at date of
       adoption, net of amortization..........         (2)         --                (1)         --
     Adjustment required to recognize minimum
       liability..............................      --                (6)         --                (6)
                                                 -----------    -----------    -----------       -----
Prepaid (accrued) pension costs (included in
  Investments and other assets)...............      $ 147          $ (16)         $ 174          $ (21)
                                                 -----------    -----------    -----------       -----
                                                 -----------    -----------    -----------       -----

     The plans' assets are primarily included in a master trust, which principally invests in listed stocks and bonds, including common stock of the Company which, at market value, comprise less than 1% of the master trust's assets at December 31, 1996.

     Postretirement Benefits: The Company provides unfunded health care and life insurance benefits to certain groups of retirees. In 1994, the Company adopted Statement of Financial Accounting Standards No. 106 ('SFAS 106'), 'Employers' Accounting for Postretirement Benefits Other Than Pensions'. Adoption of SFAS 106 did not have a material effect on the Company's financial statements as the Company had provided for the unfunded obligation for other post-employment benefits as part of its accounting for certain business combinations.

                                                            YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                           DECEMBER 31,         ENDED            ENDED
                                                         ----------------    DECEMBER 31,    SEPTEMBER 30,
                                                          1996      1995         1994            1994
                                                         ------    ------    ------------    -------------
Net periodic postretirement benefit cost includes the
  following components:
     Service cost.....................................     $2       $  3          $1              $ 3
     Interest cost....................................      4          9           2               10
                                                           --      ------         --              ---
Net periodic postretirement benefit cost..............     $6       $ 12          $3              $13
                                                           --      ------         --              ---
                                                           --      ------         --              ---


                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     The following table presents the plan's unfunded status reconciled with amounts recognized in the Company's balance sheets:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                          --------------
                                                                                          1996     1995
                                                                                          -----    -----
Accumulated postretirement benefit obligation:
     Retirees..........................................................................   $(201)   $(253)
     Fully eligible active plan participants...........................................     (10)     (38)
     Other active plan participants....................................................     (23)     (14)
                                                                                          -----    -----
     Accumulated postretirement benefit obligation.....................................    (234)    (305)
     Unrecognized net gain.............................................................      (9)     (30)
                                                                                          -----    -----
     Accrued postretirement benefit obligation (included in Other liabilities).........   $(243)   $(335)
                                                                                          -----    -----
                                                                                          -----    -----

     The weighted average annual assumed rates of increase in the health care cost trend rate is 9.4%-12.5% and is assumed to decrease .5% a year to 5.5%-6.0%. The effect of increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $9, and the aggregate of service and interest components of net periodic postretirement benefit cost for 1996 by $0.2.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at both December 31, 1996 and 1995.

     Foreign Benefit Arrangements: Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. Such amounts are not material.

NOTE 8 -- LONG-TERM INCENTIVE PLAN

     The Company has adopted a Long-Term Stock Incentive Plan ('Stock Incentive Plan') for the purpose of enhancing the profitability and value of the Company for the benefit of the stockholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan. Since the Demerger, 2,912,322 shares of performance based and time vested restricted stock were issued to executive officers and other key employees, 4,026 shares were issued to non-employee directors and options to purchase 523,000 shares were issued during 1996 under the Stock Incentive Plan. Options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. The Company had authorization under the Stock Incentive Plan to grant awards for up to an additional 469,652 shares at December 31, 1996.

     The Stock Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance units; and, (v) performance shares. On October 8, 1996, the Compensation Committee of the Company's Board of Directors awarded performance based and time vested restricted stock having a undiscounted fair market value on the date of grant of approximately $65 to 32 executive officers and key managers. The vesting schedule for the award is as follows: (i) three equal tranches aggregating 25% of the total award will vest in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award will be subject to the achievement of 'economic value added' performance criteria established by the Compensation Committee for each of three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. If and to the extent such criteria are achieved, half of earned portion of the 25% tranche relating to a particular performance based cycle of the award will vest immediately and the remainder will vest in five equal annual installments commencing on the first anniversary of the end of the cycle.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

     In addition to the initial awards of restricted stock to the above officers and key managers, the Compensation Committee may make annual awards of restricted stock to senior managers of the Company that employs the same 'economic value creation' performance goals.

     Unearned restricted stock of $65 was recorded on October 8, 1996, based on the market value of the shares on the date of issuance and is included as a separate component of stockholders' equity. Compensation expense recognized in accordance with Accounting Principles Board Opinion No. 25 was $2 for the year ended December 31, 1996.

     In December 1996, a total of 523,000 stock options were awarded to certain key employees at an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no compensation expense has been recognized for the options granted in 1996.

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ('SFAS 123'), 'Accounting for Stock-Based Compensation'. Had compensation cost for the Company's incentive plan been determined based on the fair value of such grants on the grant date in accordance with the provisions of SFAS 123, the impact on 1996 net income and earnings per share would not have been materially different.

     The following information relates to options to purchase common stock under the Stock Incentive Plan for the year ended December 31, 1996.

Options outstanding at beginning of year.........................................           0
Granted..........................................................................     523,000
Exercised........................................................................          --
Forfeited........................................................................          --
                                                                                    ---------
Options outstanding at end of year...............................................     523,000
                                                                                    ---------
                                                                                    ---------
Exercise price per share of options outstanding..................................   $19/Share

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites.

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

     The Company believes that the range of potential liability for the above matters, collectively, which primarily relate to environmental remediation activities, is between $130 and $180 and has accrued $180 as of December 31, 1996.

     The Company has various contractual obligations to purchase raw materials used in its production of polyethylene, titanium dioxide and aroma chemicals. Commitments to purchase ethylene used in the production of polyethylene are based on market prices and expire from 1997 through 2001. Commitments to purchase ore used in the production of titanium dioxide are generally 3 to 8 year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore aggregate approximately $1,300 for titanium dioxide and expire between 1997 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of aroma and flavor chemicals, are generally pursuant to 1 to 5 year contracts with prices based on the market price and which expire from 1997 through 2000.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 10 -- LEASES

     Rental expense for operating leases is as follows:

                                                                    YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                                   DECEMBER 31,         ENDED            ENDED
                                                                  ---------------    DECEMBER 31,    SEPTEMBER 30,
                                                                  1996       1995        1994            1994
                                                                  ----       ----    ------------    -------------
Minimum rentals.............................................      $53        $59         $ 15             $56

     Future minimum rental commitments under non-cancellable operating leases, as of December 31, 1996, are as follows:

1997....................................................................................   $50
1998....................................................................................    42
1999....................................................................................    37
2000....................................................................................    22
2001....................................................................................    11
          Thereafter....................................................................    24

NOTE 11 -- OPERATIONS BY INDUSTRY SEGMENTS AND GEOGRAPHIC AREA

     The Company's principal operations (excluding its interest in Suburban Propane Partners) are grouped into five business segments: polyethylene and related products, acetyls and ethyl alcohol, performance polymers, titanium dioxide and related products, and fragrance and flavor chemicals.

     The following is a summary of the Company's continuing operations by industry segment and geographic area:

                                                                     YEAR ENDED       THREE MONTHS     FISCAL YEAR
                                                                    DECEMBER 31,         ENDED            ENDED
                                                                  ----------------    DECEMBER 31,    SEPTEMBER 30,
                                                                   1996      1995         1994            1994
                                                                  ------    ------    ------------    -------------
Net Sales:
     Polyethylene and related products.........................   $1,293    $1,374        $327           $ 1,061
     Acetyls and ethyl alcohol.................................      388       461         105               347
     Performance polymers......................................      364       363          82               318
     Titanium dioxide and related products.....................      881       860         185               795
     Fragrance and flavor chemicals............................      114       103          24                89
                                                                  ------    ------      ------        -------------
                                                                   3,040     3,161         723             2,610
     Propane(1)................................................       --       639         185               678
                                                                  ------    ------      ------        -------------
          Total................................................   $3,040    $3,800        $908           $ 3,288
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------
Operating Income:
     Polyethylene and related products.........................   $  159    $  380        $ 92           $    23
     Acetyls and ethyl alcohol.................................       40       142          38                70
     Performance polymers......................................       41        59          13                42
     Titanium dioxide and related products(2)..................        8       177          27               106
     Fragrance and flavor chemicals............................       35        31           7                27
                                                                  ------    ------      ------        -------------
                                                                     283       789         177               268
     Propane(1)................................................       --        53          26                76
                                                                  ------    ------      ------        -------------
          Total................................................   $  283    $  842        $203           $   344
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------

                                                        (footnotes on next page)

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

(footnotes from previous page)

(1) Suburban Propane is reflected as a continuing operation of the Company (i.e., division of Millennium Petrochemicals) through December 31, 1995. In February 1996, Millennium Petrochemicals sold a 73.6% interest in Suburban Propane in an initial public offering. The Company has accounted for its continuing investment under the equity method effective January 1, 1996.

(2) 1996 includes non-recurring charges of $75 ($48 after tax) to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 and to provide for the costs associated with the closure of certain sulfate-process production capacity as described in Note 3.

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                             -------------------
                                                                                              1996        1995
                                                                                             ------      -------
Identifiable Assets:
     Polyethylene and related products....................................................   $2,668      $ 2,622
     Acetyls and ethyl alcohol............................................................      708          704
     Performance polymers.................................................................      573          448
     Titanium dioxide and related products................................................      854          907
     Fragrance and flavor chemicals.......................................................       87           77
     Propane..............................................................................       --          733
     Businesses held for sale.............................................................       --        3,772
     Corporate(a).........................................................................      711          780
                                                                                             ------      -------
          Total...........................................................................   $5,601      $10,043
                                                                                             ------      -------
                                                                                             ------      -------

------------

 (a) Corporate assets consists primarily of cash and cash equivalents and other assets.

                                                                                         THREE
                                                                     YEAR ENDED          MONTHS        FISCAL YEAR
                                                                    DECEMBER 31,         ENDED            ENDED
                                                                  ----------------    DECEMBER 31,    SEPTEMBER 30,
                                                                   1996      1995         1994            1994
                                                                  ------    ------    ------------    -------------
Depreciation and amortization:
     Polyethylene and related products.........................   $  104    $  109        $ 28           $   113
     Acetyls and ethyl alcohol.................................       26        31           6                32
     Performance polymers......................................       21        21           5                24
     Titanium dioxide and related products.....................       46        42          10                40
     Fragrance and flavor chemicals............................        4         3           1                 3
     Propane...................................................       --        34           9                34
     Corporate.................................................       --         1          --                 1
                                                                  ------    ------      ------        -------------
          Total................................................   $  201    $  241        $ 59           $   247
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------

Capital expenditures:
     Polyethylene and related products.........................   $  120    $   62        $  7           $    28
     Acetyls and ethyl alcohol.................................       67        30           5                11
     Performance polymers......................................        5        13           2                 2
     Titanium dioxide and related products.....................       81       124           7                41
     Fragrance and flavor chemicals............................       12        17           3                 7
     Propane...................................................       --        29           6                19
     Corporate.................................................       --         1          --                 1
                                                                  ------    ------      ------        -------------
          Total................................................   $  285    $  276        $ 30           $   109
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------

                                                  (table continued on next page)

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

(table continued from previous page)

                                                                                         THREE
                                                                     YEAR ENDED          MONTHS        FISCAL YEAR
                                                                    DECEMBER 31,         ENDED            ENDED
                                                                  ----------------    DECEMBER 31,    SEPTEMBER 30,
                                                                   1996      1995         1994            1994
                                                                  ------    ------    ------------    -------------
Net sales:
     United States.............................................   $2,693    $3,462        $840           $ 2,992
     Foreign...................................................      377       368          82               322
     Inter-area elimination....................................      (30)      (30)        (14)              (26)
                                                                  ------    ------      ------        -------------
          Total................................................   $3,040    $3,800        $908           $ 3,288
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------

Operating income:
     United States.............................................   $  245    $  743        $188           $   297
     Foreign...................................................       38        99          15                47
                                                                  ------    ------      ------        -------------
          Total................................................   $  283    $  842        $203           $   344
                                                                  ------    ------      ------        -------------
                                                                  ------    ------      ------        -------------

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996      1995
                                                                                                ------    -------
Identifiable assets:
     United States -- Continuing.............................................................   $4,733    $ 5,525
                     -- Discontinued.........................................................       --      3,772
     Foreign.................................................................................      868        746
                                                                                                ------    -------
          Total..............................................................................   $5,601    $10,043
                                                                                                ------    -------
                                                                                                ------    -------

     Most of the Company's foreign operations are conducted by subsidiaries in the U.K. and Australia. Sales between the Company's U.S. operations and its foreign operations are made on terms similar to those of its third-party distributors. Sales between geographic areas are not significant.

     Income and expenses not allocated to industry segment in computing operating income include interest income and expense and other income and expense of a general corporate nature.

     Export sales from the U.S. for the years ended December 31, 1996 and 1995, the three months ended December 31, 1994, and the fiscal year ended September 30, 1994, were approximately $272, $379, $80 and $277, respectively.

NOTE 12 -- INFORMATION ON MILLENNIUM AMERICA

     Millennium America is a wholly-owned subsidiary of the Company and is a holding company for all of the Company's operating subsidiaries other than its operations in the U.K. and Australia. Millennium America is the issuer of the 7% Senior Notes, 7.625% Debentures and the Exchangeable Notes and a borrower under the Credit Facility. Accordingly, the following financial information is provided for Millennium America: Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995, and the Consolidated Statements of Operations for the Years Ended December 31, 1996, December 31, 1995, the Three Months Ended December 31, 1994 and the Fiscal Year Ended September 30, 1994.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED

                            MILLENNIUM AMERICA INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                   (IN MILLIONS)
                                            ASSETS
Current assets:
     Cash and cash equivalents.................................................................   $  375    $  346
     Trade receivables, net....................................................................      399       438
     Inventories...............................................................................      411       468
     Other current assets......................................................................       73       221
     Net assets of Discontinued Businesses to be sold to Hanson................................     --       3,766
                                                                                                  ------    ------
          Total current assets.................................................................    1,258     5,239
Property, plant and equipment, net.............................................................    1,827     2,103
Investments and other assets...................................................................      291       278
Due from parent and affiliates.................................................................       89      --
Goodwill.......................................................................................    1,766     2,042
                                                                                                  ------    ------
          Total assets.........................................................................   $5,231    $9,662
                                                                                                  ------    ------
                                                                                                  ------    ------

                               LIABILITIES AND INVESTED CAPITAL
Current liabilities:
     Notes payable.............................................................................   $   98    $  113
     Current maturities of long-term debt......................................................        8        11
     Trade accounts payable....................................................................      119       161
     Income taxes payable......................................................................       22      --
     Accrued expenses and other liabilities....................................................      460       555
                                                                                                  ------    ------
          Total current liabilities............................................................      707       840
Non-current liabilities:
     Long-term debt............................................................................    2,319     3,304
     Deferred income taxes.....................................................................       61       150
     Due to parent and affiliates..............................................................      389      --
     Other liabilities.........................................................................      649       881
                                                                                                  ------    ------
          Total liabilities....................................................................    4,125     5,175
                                                                                                  ------    ------
Commitments and contingencies (Note 9)
Invested capital...............................................................................    1,106     4,487
                                                                                                  ------    ------
          Total liabilities and invested capital...............................................   $5,231    $9,662
                                                                                                  ------    ------
                                                                                                  ------    ------

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED

                            MILLENNIUM AMERICA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED        THREE MONTHS    FISCAL YEAR
                                                                 DECEMBER 31, 1994       ENDED           ENDED
                                                                -------------------   DECEMBER 31,   SEPTEMBER 30,
                                                                 1996         1995        1994           1994
                                                                ------       ------   ------------   -------------
                                                                                  (IN MILLIONS)
Net sales..................................................     $2,693       $3,432       $826          $ 2,967
Operating costs and expenses:
     Cost of products sold.................................      2,019        2,229        534            2,241
     Depreciation and amortization.........................        180          223         54              231
     Selling, development and administrative expenses......        191          236         51              198
     Impairment of assets and related closure costs........         58         --        --              --
                                                                ------       ------     ------       -------------
          Operating income.................................        245          744        187              297
Interest expense, primarily to a related party.............        253          240         59              204
Interest income............................................        (28)         (24)        (5)             (19)
Gain on sale of Suburban Propane...........................       (210)        --        --              --
Equity in earnings of Suburban Propane Partners............        (37)        --        --              --
Other (income) expense, net................................         (5)          56          1               11
                                                                ------       ------     ------       -------------
Income from continuing operations before provision for
  income taxes.............................................        272          472        132              101
Provision for income taxes.................................       (182)        (196)       (55)             (55)
                                                                ------       ------     ------       -------------
Income from continuing operations..........................         90          276         77               46
(Loss)Income from discontinued operations (net of income
  taxes of ($1,167), $22, $5 and $11)......................     (2,842)          18         12               28
                                                                ------       ------     ------       -------------
Net (loss) income..........................................     ($2,752)     $  294       $ 89          $    74
                                                                ------       ------     ------       -------------
                                                                ------       ------     ------       -------------

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS -- CONTINUED
                        (IN MILLIONS, EXCEPT SHARE DATA)

NOTE 13 -- QUARTERLY FINANCIAL DATA -- UNAUDITED

     Summarized quarterly financial information for the years ended December 31, 1996 and 1995, is as follows:

                                       1996
                           -----------------------------
                            MARCH    JUNE   SEPT.   DEC.
      QUARTER ENDED          31       30     30      31
-------------------------  -------   ----   -----   ----
Net sales................  $   730   $780   $ 769   $761
Operating income.........       86     29      90     78
Net income(loss) from
  continuing
  operations.............      112    (19)     10     38
Net (loss) income........   (3,078)   (33)     47    363
Income from continuing
  operations per share...     1.46   (.25)    .13    .50
Net income per share.....   (40.26)  (.43)    .61    .75
Pro forma income (loss)
  from continuing
  operations.............      118    (10)     22     38
Pro forma income (loss)
  from continuing
  operations per share...     1.54   (.13)    .29    .50

                                     1995
                         -----------------------------
                                   JUNE   SEPT.   DEC.
      QUARTER ENDED      MARCH 31   30     30      31
---------------------------------  ----   -----   ----
Net sales................$  1,102  $965   $ 872   $861
Operating income.........     302   235     153    152
Net income(loss) from
  continuing
  operations.............     154    51      71     55
Net (loss) income........     120    58      98     73
Income from continuing
  operations per share...
Net income per share.....
Pro forma income (loss)
  from continuing
  operations.............
Pro forma income (loss)
  from continuing
  operations per share...

NOTE 14 -- SUBSEQUENT EVENTS

     During the first quarter of 1997, the Company sold for a combined U.S. dollar equivalent of $358, which approximates carrying value, several offshore companies whose principal holdings were sterling deposits. In addition, on January 21, 1997, the Company declared a dividend of $0.12 per share payable on March 31, 1997, to all holders of record on March 14, 1997, and will pay Advance Corporation Tax of $0.03 per share in respect of the dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the caption 'Executive Officers' in Item 1 of this Annual Report is incorporated herein by reference.

     The information to be included under the caption 'Election of Directors' in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the annual meeting of the Company's stockholders to be held on May 16, 1997 (the 'Proxy Statement'), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information to be included under the caption 'Executive Compensation' in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information to be included under the caption 'Ownership of Common Stock' in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. The Company's 1996 Consolidated (Combined) Financial Statements included in Item 8 of Part II consist of the following:

                                                                                          PAGE
                                                                                          ----
 -- Report of Price Waterhouse LLP.....................................................    32
 -- Report of Ernst & Young LLP (Cornerstone-Spectrum, Inc.)...........................    33
 -- Report of Ernst & Young LLP (HMB Holdings Inc.)....................................    34
 -- Consolidated (Combined) Balance Sheets -- December 31, 1996 and 1995...............    35
 -- Consolidated (Combined) Statements of Operations  -- Years Ended December 31,  1996
  and  1995, Three Months Ended  December 31, 1994 and  Fiscal Year Ended September 30,
  1994.................................................................................    36
 -- Consolidated (Combined) Statements  of Cash Flows --  Year Ended December 31,  1996
  and  1995, Three Months Ended  December 31, 1994 and  Fiscal Year Ended September 30,
  1994.................................................................................    37
 -- Consolidated  (Combined) Statements  of Changes  in Stockholders'  Equity --  Years
  Ended  December 31, 1996  and 1995, Three  Months Ended December  31, 1994 and Fiscal
  Year Ended September 30, 1994........................................................    38
 -- Notes to Consolidated (Combined) Financial Statements..............................    39

         2. Financial Statement Schedules.

            The following Financial Statement Schedule which follows immediately below should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K. Schedules other than the one listed below are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated (Combined) Financial Statements of the Company or the Notes thereto.

                 Schedule II -- Valuation and Qualifying Accounts

         3. Exhibits.

EXHIBIT
NUMBER                                      DESCRIPTION OF DOCUMENT
------   ---------------------------------------------------------------------------------------------
  3.1     -- Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1  to
             the Company's Registration Statement on Form 10 (File No. 1- 12091) (the 'Form 10'))*
  3.2     -- By-laws of the Company (Filed as Exhibit 3.2 to the Form 10)*
  4.1     -- Form  of  Indenture,  dated  as of  November  27,  1996,  among  Millennium  America  Inc.
             ('Millennium  America'),  the Company and The Bank of New York, as trustee,  in respect of the 7% Senior Notes due November 15, 2006 and the 7.625%  Senior  Debentures  due November
             15, 2026 (Filed as Exhibit 4.1 to the Registration Statement of the Company and Millennium
             America on Form S-1 (Registration No. 333-15975) (the 'Form S-1'))*
  4.2     -- Form of Note (Included in the Indenture filed as Exhibit 4.1 to the Form S-1)*
  4.3     -- Form of Debenture (Included in the Indenture filed as Exhibit 4.1 to the Form S-1)*
  4.4 (a) -- Indenture,  dated as of March 1, 1994, between Millennium America, as issuer, and The Bank of New York, as Trustee (Filed as Exhibit 4.4(a) to the Form 10)*
  4.4 (b) -- First Supplemental  Indenture,  dated as of May 16, 1994, between Millennium  America,  as issuer, and The Bank of New York, as Trustee (Filed as Exhibit 4.4(a) to the Form 10)*
  4.4 (c) -- Second Supplemental Indenture, dated as of September 18, 1996, between Millennium America, as issuer,  and The Bank of New York,  as Trustee  (Filed as Exhibit  (c)(3) to the Issuer
             Tender Offer Statement on Schedule 13E-4 (the '13E-4'),  dated October 18, 1996, of Hanson
             ('Hanson'), Millennium America and Hanson (Bermuda) Limited ('HBL'))*


EXHIBIT
NUMBER                                      DESCRIPTION OF DOCUMENT
------   ---------------------------------------------------------------------------------------------
  4.4 (d) -- Third Supplemental  Indenture,  dated as of October 1, 1996, among Millennium  America, as issuer, the Company, as Guarantor,  and The Bank of New York, as Trustee (Filed as Exhibit
             (c)(4) to the 13E-4)*
  4.5 (a) -- ADS Rights  Agreement  (the 'ADS  Rights  Agreement'),  dated as of March 1,  1994,  among
             Hanson,  HBL and Citibank,  N.A., as ADS Rights Agent (Filed as Exhibit 4.4(c) to the Form
             10)*
  4.5 (b) -- First Amendment to the ADS Rights Agreement, dated as of September 18, 1996, among Hanson,
             HBL and Citibank, N.A., as ADS Rights Agent (Filed as Exhibit (c)(6) to the 13E-4)*
  4.6 (a) -- ADS Issuance Agreement (the 'ADS Issuance Agreement'),  dated as of March 1, 1994, between
             Hanson and HBL (Filed as Exhibit 4.4(b) to the Form 10)*
  4.6 (b) -- First  Amendment to the ADS Issuance  Agreement,  dated as of September 18, 1996,  between
             Hanson and HBL (Filed as Exhibit (c)(8) to the 13E-4)*
  4.7     -- Keepwell  Agreement,  dated as of March 1, 1994,  between Hanson and HBL (Filed as Exhibit
             4.4(d) to the Form 10)*
  4.8     -- Allocation  Agreement,  dated as of August 28,  1996,  among  Hanson,  HBL and  Millennium
             America (Filed as Exhibit (c)(10) to the 13E-4)*
 10.1     -- Form of Pre-Demerger  Stock Purchase  Agreement,  dated as of September 16, 1996,  between
             Millennium  Holdings Inc (formerly HM Holdings,  Inc.) ('Millennium  Holdings') and Hanson
             (including related form of Indemnification  Agreement and Tax Sharing and  Indemnification
             Agreement) (Filed as Exhibit 10.1 to the Form 10)*
 10.2     -- Form of Pre-Demerger  Stock Purchase  Agreement,  dated as of September 16, 1996,  between
             Millennium  Holdings  and Hanson  relating to Peabody  Holding  Company,  Inc.  (including related form of Indemnification  Agreement and Tax Sharing and Indemnification  Agreement)
             (Filed  as  Exhibit  10.2 to the Form  10)*
 10.3     -- Form of Pre-Demerger  Stock Purchase  Agreement,  dated as of September 16, 1996,  between
             Millennium  Holdings  and Hanson  relating  to certain  Canadian  subsidiaries  (including related form of Indemnification Agreement) (Filed as Exhibit 10.3 to the Form 10)*
 10.4     -- Form of Pre-Demerger  Stock Purchase  Agreement,  dated as of September 30, 1996,  between
             Millennium  Holdings and Hanson  relating to Lynton Group,  Inc. (Filed as Exhibit 10.4 to the Form 10)*
 10.5     -- Form of Post-Demerger  Stock Purchase  Agreement,  dated as of September 30, 1996, between
             HMB Holdings, Inc. and Hanson (including related form of Indemnification Agreement and Tax
             Sharing and Indemnification Agreement) (Filed as Exhibit 10.5 to the Form 10)*
 10.6     -- Form of Post-Demerger  Stock Purchase  Agreement,  dated as of September 30, 1996, between
             Hanson and MHC Inc.  (including related form of Indemnification  Agreement and Tax Sharing and Indemnification Agreement) (Filed as Exhibit 10.6 to the Form 10)*
 10.7     -- Demerger  Agreement,  dated as of September 30, 1996, between Hanson,  Millennium Overseas
             Holdings Ltd.  (formerly Hanson Overseas  Holdings Ltd.) and the Company (Filed as Exhibit
             10.7 to the Form 10)*
 10.8     -- Form of Indemnification  Agreement, dated as of September 30, 1996, between Hanson and the
             Company (Filed as Exhibit 10.8 to the Form 10)*
 10.9 (a) -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between
             Hanson,  Millennium  Overseas Holdings Ltd.,  Millennium America Holdings Inc (formerly HM
             Anglo American Ltd.),  Hanson North America Inc. and the Company (Filed as Exhibit 10.9(a)
             to the Form 10)*
 10.9 (b) -- Deed of Tax Covenant, dated as of September 30, 1996, between Hanson,  Millennium Overseas
             Holdings Ltd.  Millennium  Inorganic  Chemicals Limited (formerly SCM Chemicals  Limited),
             SCMC Holdings B.V.  (formerly  Hanson SCMC B.V.) and Millennium  Inorganic  Chemicals Ltd.
             (formerly  SCM  Chemicals  Ltd.) and the Company  (the 'Deed of Tax  Covenant')  (Filed as
             Exhibit 10.9(b) to the Form 10)*
 10.9 (c) -- Amendment to the Deed of Tax Covenant dated January 28, 1997**

EXHIBIT
NUMBER                                      DESCRIPTION OF DOCUMENT
------   ---------------------------------------------------------------------------------------------
 10.10    -- Form of Corporate  Transition  Agreement,  dated as of September 30, 1996,  between Hanson
             North America Inc. and  Millennium  America  Holdings Inc.  (Filed as Exhibit 10.10 to the
             Form 10)*
 10.11    -- Form of Joint Ownership  Agreement,  dated as of September 30, 1996,  between Hanson North
             America Inc. and Millennium America Holdings Inc. (Filed as Exhibit 10.11 to the Form 10)*
 10.12    -- Form of  Agreement,  dated as of October 1,  1996,  between  Hanson  Pacific  Limited  and
             Millennium Holdings Inc. (Filed as Exhibit 10.12 to the Form 10)*
 10.13    -- Form of Management  Agreement,  dated as of September 30, 1996, among MHC Inc., Millennium
             Petrochemicals Inc. (formerly Quantum Chemical Corporation) ('Millennium  Petrochemicals')
             and Welbeck Management Limited (Filed as Exhibit 10.13(a) to the Form 10)*
 10.14(a) -- Credit Agreement ('Credit Agreement'), dated as of July 26, 1996, among Millennium America
             Inc. (formerly Hanson America Inc.), the Company, as Guarantor, the borrowing subsidiaries party  thereto,  the lenders party thereto,  The Chase  Manhattan  Bank, as  Documentation
             Agent, and Bank of America National Trust and Savings Association, as Administration Agent
             (Filed as Exhibit 10.14 to the Form 10)*
 10.14(b) -- Amendment to the Credit Agreement dated as of December 18, 1996**
 10.15    -- Agreement,  dated as of July 1, 1996, between Millennium America Holdings Inc. and William
             M. Landuyt (Filed as Exhibit 10.15 to the Form 10)*`D'
 10.16    -- Agreement,  dated as of July 1, 1996,  between Millennium America Holdings Inc. and Robert
             E. Lee (Filed as Exhibit 10.16 to the Form 10)*`D'
 10.17    -- Agreement,  dated as of July 1, 1996,  between Millennium America Holdings Inc. and George
             H. Hempstead III (Filed as Exhibit 10.17 to the Form 10)*`D'
 10.18    -- Agreement,  dated as of July 1, 1996, between Millennium America Holdings Inc. and John E.
             Lushefski (Filed as Exhibit 10.18 to the Form 10)*`D'
 10.19    -- Agreement, dated as of July 1, 1996, between Millennium Petrochemicals and Ronald H. Yocum
             (Filed as Exhibit 10.19 to the Form 10)*`D'
 10.20    -- Agreement, dated as of July 1, 1996, between Millennium Inorganic Chemicals Inc. (formerly
             SCM Chemicals Inc.), and Donald V. Borst (Filed as Exhibit 10.20 to the Form 10)*`D'
 10.21    -- Agreement, dated as of July 1, 1996, between Millennium Specialty Chemicals Inc. (formerly
             Glidco Inc.), and George W. Robbins (Filed as Exhibit 10.21 to the Form 10)*`D'
 10.22    -- Form of Change-in-Control Agreement, dated as of July 1, 1996, between, Millennium America
             Holdings Inc. and each of A. Mickelson Foster,  Francis V. Lloyd, Christine F. Wubbolding,
             Marie S. Dreher and James A. Lofredo (Filed as Exhibit 10.22 to the Form 10)*`D'
 10.23(a) -- Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.23 to the
             Form 10)*`D'
 10.23(b) -- Amendment Number 1 to the Millennium Chemicals Inc. Annual Performance Plan.**`D'
 10.24    -- Millennium  Chemicals  Inc. 1996 Long Term  Incentive  Plan (Filed as Exhibit 10.24 to the
             Form 10)*`D'
 10.25    -- Millennium  Chemicals  Inc. Long Term Stock  Incentive Plan (Filed as Exhibit 10.25 to the
             Form 10)*`D'
 10.26    -- Millennium Chemicals Inc. Supplemental Retirement Plan (Filed as Exhibit 10.26 to the Form
             10)*`D'
 10.27    -- Millennium  Petrochemicals  Supplemental Executive Retirement Plan (Filed as Exhibit 10.27
             to the Form 10)*`D'
 10.28    -- Millennium  Inorganic Chemicals  Supplemental  Executive Retirement Plan (Filed as Exhibit
             10.28 to the Form 10)*`D'
 10.29    -- Millennium  Specialty Chemicals  Supplemental  Executive Retirement Plan (Filed as Exhibit
             10.29 to the Form 10)*`D'
 10.30    -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan**`D'
 11.1     -- Statement re: computation of per share earnings**
 12.1     -- Statement re: computation of ratios**

EXHIBIT
NUMBER                                      DESCRIPTION OF DOCUMENT
------   ---------------------------------------------------------------------------------------------
 21.1     -- Subsidiaries of the Company**
 23.1     -- Consent of Price Waterhouse LLP**
 23.3     -- Consent of Ernst & Young LLP**
 27.1     -- Financial Data Schedule**
 99.1     -- Form of Letter  Agreement,  dated July 3, 1996,  between  Hanson and U.K.  Inland  Revenue
             (Filed as Exhibit 99.2 to the Form 10)*

------------

*  Incorporated by reference

** Filed herewith

`D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)

     (B) REPORTS ON FORM 8-K

         NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLENNIUM CHEMICALS INC.
                                          By:       /s/ WILLIAM M. LANDUYT
                                             ...................................
                                                     WILLIAM M. LANDUYT
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

                SIGNATURE                                                   TITLE
------------------------------------------  ---------------------------------------------------------------------
          /S/ WILLIAM M. LANDUYT            Chairman of the Board, Chief Executive Officer and Director
 .........................................    (principal executive officer)
           (WILLIAM M. LANDUYT)

            /S/ ROBERT E. LEE               President, Chief Operating Officer and Director
 .........................................
             (ROBERT E. LEE)

          /S/ JOHN E. LUSHEFSKI             Senior Vice President and Chief Financial Officer
 .........................................    (principal financial officer)
           (JOHN E. LUSHEFSKI)

            /S/ KENNETH BAKER               Director
 .........................................
    (THE RT. HON. KENNETH BAKER CH MP)

         /S/ WORLEY H. CLARK, JR.           Director
 .........................................
          (WORLEY H. CLARK, JR.)

          /S/ MARTIN D. GINSBURG            Director
 .........................................
           (MARTIN D. GINSBURG)

              /S/ GLENARTHUR                Director
 .........................................
    (THE RT. HON. THE LORD GLENARTHUR)

         /S/ DAVID J. P. MEACHIN            Director
 .........................................
          (DAVID J. P. MEACHIN)

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

           /S/ MARIE S. DREHER              Vice President-Corporate Controller
 .........................................    (principal accounting officer)
            (MARIE S. DREHER)

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC,
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               CHARGED
                                               BALANCE AT      CHARGED TO      TO OTHER
                                              BEGINNING OF       COSTS        ACCOUNTS-     DEDUCTION     BALANCE AT
                DESCRIPTION                      PERIOD       AND EXPENSES     DESCRIBE     DESCRIBE     END OF PERIOD
-------------------------------------------   ------------    ------------    ----------    ---------    -------------
                                                                           (IN MILLIONS)
Fiscal year ended September 30, 1994
  Deducted from asset accounts:
  Allowance for doubtful accounts..........       $  7             10               --           3(a)        $  14
Three months ended December 31, 1994
  Deducted from asset accounts:
  Allowance for doubtful accounts..........         14              1               --            --            15
Year ended December 31, 1995
  Deducted from asset accounts:
  Allowance for doubtful accounts..........         15              5               --           4(a)           16
Year ended December 31, 1996
  Deducted from asset accounts:
  Allowance for doubtful accounts..........         16              1               --           9(a)(b)         8
       Valuation Allowance.................         --             --            112(c)           --           112

------------

 (a) Uncollected accounts written off, net of recoveries.

 (b) Sale of Suburban Propane.

 (c) Valuation on tax carryforwards arising from demerger transactions.



                            STATEMENT OF DIFFERENCES
 The registered trademark symbol shall be expressed as..............'r'
 Chemistry notation normally expressed as subscript shall
    be expressed as baseline characters.
 The dagger footnote symbol shall be expressed as...................`D'
 The British pound sterling symbol shall be expressed as ...........'L'