Form 10-Q
period 1997-03-31
MILLENNIUM CHEMICALS INC
filed 1997-05-15
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1997

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,324,605 shares of Common Stock, par value $.01 per share, as of May 15, 1997.

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents



Part I                                                                    Page

         Item 1  Financial Statements . . . . . . . . . . . . . . . . . . .  2

         Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . 13

Part II

         Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  15

         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .  17



Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the balance between industry production capacity and operating rates on the one hand, and demand for the Company's products, including polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's feedstocks and other raw materials, including natural gas and ethylene;
competitive technology positions; and failure to achieve the Company's productivity improvement and cost reduction targets or to complete cosntruction projects on schedule. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                  March 31,         December 31,
                                                   1997                 1996
                                                   ----                 ----
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $       65          $      408
  Trade receivables, net                               488                 464
  Inventories                                          462                 515
  Other current assets                                  76                  83
                                                ----------          ----------

    Total current assets                             1,091               1,470

Property, plant and equipment, net                   2,018               2,031
Investments and other assets                           321                 334
Goodwill                                             1,754               1,766
                                                ----------          ----------

         Total assets                           $    5,184          $    5,601
                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $       48          $       98
  Current maturities of long-term debt                   6                   6
  Trade accounts payable                               121                 160
  Income taxes payable                                  97                  33
  Accrued expenses and other liabilities               423                 470*
                                                ----------          ----------

    Total current liabilities                          695                 767

Long-term debt                                       2,004               2,360
Deferred income taxes                                  105                  78
Other liabilities                                    1,056               1,078*
                                                ----------          ----------

    Total liabilities                                3,860               4,283
                                                ----------          ----------

Commitments and contingencies (Note 5)
Stockholders' Equity
  Preferred stock (par value $.01 per share,
    authorized 25,000,000 shares; none issued
    and outstanding)                                     -             -
  Common stock (par value $.01 per share,
    authorized 225,000,000 shares; issued and
    outstanding 77,324,605 shares)                       1                   1
  Paid in capital                                    1,322               1,319
  Retained earnings                                     47                  38
  Unearned restricted stock                            (51)                (50)
  Cumulative translation adjustment                      5                  10
                                                ----------          ----------

    Total stockholders' equity                       1,324               1,318
                                                ----------          ----------

    Total liabilities and stockholders' equity  $    5,184          $    5,601
                                                ==========          ==========

    See Notes to Consolidated (Combined) Financial Statements

    ----------------------
    *  Reclassified for comparative purposes.

    MILLENNIUM CHEMICALS INC.
    CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
    (In Millions, except share data)

                                                          Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1997           1996
                                                           ----           ----
                                                               (Unaudited)

Net sales                                                $    794     $    730
Operating costs and expenses
  Cost of products sold                                       624          551
  Depreciation and amortization                                53           51
  Selling, development and administrative expenses             51           42
                                                         --------     --------

    Operating income                                           66           86

Interest expense (primarily to a related party in 1996)        38           54
Interest income                                                (5)         (10)
Gain on sale of Suburban Propane                                -         (212)
Equity in earnings of Suburban Propane Partners                (5)         (37)
Other expense, net                                              1           10
                                                         --------     --------

Income from continuing operations before provision
for income taxes                                               37          281
Provision for income taxes                                    (17)        (169)
                                                         --------     --------

Income from continuing operations                              20          112
Loss from discontinued operations (net of income tax
  benefit of $1,287)                                            -       (3,190)
                                                         --------     --------

     Net income (loss)                                   $     20     $ (3,078)
                                                         ========     ========

Per share information assuming 76,450,905 shares
  outstanding during entire period:
Income per share from continuing operations              $   0.26     $   1.46
                                                         --------     --------

     Net income per share                                $   0.26     $ (40.26)
                                                         ========     ========















See Notes to Consolidated (Combined) financial statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
(In Millions)




                                                            Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1997            1996
                                                           ----            ----
                                                                (Unaudited)
Cash flows from operating activities:
  Income from continuing operations                        $    20       $  112
  Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               53           51
    Provision for deferred income taxes                         13           52
    Equity earnings                                             (5)           -
    Gain on sale of business                                     -         (212)
  Changes in assets and liabilities:
    (Increase) decrease in trade receivables                   (24)          26
    Decrease in inventories                                     53           57
    Decrease in other current assets                             7            8
    Decrease in investments and other assets                    13            4
    (Decrease) increase in trade accounts payable              (39)           8
    Increase in accrued expenses and other
      liabilities and income taxes payable                      57          102
    (Decrease) in other liabilities                            (33)         (44)
                                                           -------       ------
        Net cash provided by operating activities              115          164

  Cash flows from investing activities:
    Capital expenditures                                       (36)         (74)
    Proceeds from sale of business                               -          733
    Proceeds from sale of fixed assets                           -            1
                                                           -------       ------

        Net cash (used in) provided by investing activities    (36)         660

  Cash flows from financing activities:
    Dividend to stockholders                                   (11)           -
    Net transactions with affiliates                             -       (1,038)
    Proceeds from long-term debt                                 -           10
    Repayment of long-term debt                               (356)         (13)
    (Decrease) increase in notes payable                       (50)         206
                                                           -------       ------

        Net cash (used in) financing activities               (417)        (835)
                                                           -------       ------

  Effect of exchange rate changes on cash                       (5)           4
                                                           -------       ------

  (Decrease) in cash and cash equivalents                     (343)          (7)

  Cash and cash equivalents at beginning of period             408          412
                                                           -------       ------

    Cash and cash equivalents at end of period             $    65       $  405
                                                           =======       ======



See Notes to Consolidated (Combined) Financial Statements.

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Stockholders' Equity
(In Millions)



                                                                                            Unearned      Cumulative
                                             Common Stock        Paid In      Retained      Restricted    Translation
                                           Shares     Amount     Capital      Earnings      Stock         Adjustment     Total
                                           ------     ------     -------      --------      -----         ----------     -----

Balance at December 31, 1996                 77       $   1      $ 1,319       $   38       $ (50)          $   10       $ 1,318
Net income                                                                         20                                         20
Dividend                                                                          (11)                                       (11)
Amortization of unearned
   restricted stock                                                    3                       (1)                             2
Translation adjustment                                                                                         (5)            (5)
                                            ---       ----       -------       ------       -----           -----        -------

Balance at March 31, 1997 (unaudited)        77       $  1       $ 1,322       $   47       $ (51)          $   5        $ 1,324
                                            ---       ----       -------       ------       -----           -----        -------



MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements
(In Millions, except for share data)


NOTE 1--BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

Millennium Chemicals Inc. (the "Company") was incorporated on April 18, 1996, and has been publicly-owned since October 1, 1996, when Hanson PLC ("Hanson") paid a dividend to its stockholders consisting of all of the then outstanding shares of the Company's common stock (the "Demerger"). The Company's businesses were owned by Hanson prior to October 1, 1996. The Company is a leading producer of commodity, industrial, performance and specialty chemicals operating through its subsidiaries: Millennium Petrochemicals (formerly Quantum Chemical Corporation), Millennium Inorganic Chemicals (formerly SCM Chemicals Inc., SCM Chemicals Limited and SCM Chemicals Ltd., collectively), and Millennium Specialty Chemicals (formerly Glidco Inc.). For periods prior to the Demerger, the financial statements present, on a combined basis, the historical net assets and results of operations of their chemical operations. Consequently, the results of operations and cash flows prior to October 1, 1996 may not be indicative of what would have been reported if the Company had been a separate entity. For periods subsequent to the Demerger, the financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated (combined) financials are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results of operations and financial position for the interim periods presented. Such adjustments consisted only of normal recurring items, except as otherwise disclosed in Note 3.

The financial statements also include the combined operations of certain non-chemicals businesses ("Discontinued Businesses") which were owned by subsidiaries of Hanson that became subsidiaries of the Company upon the Demerger (see Note 3). The Company sold the Discontinued Businesses to Hanson on October 6, 1996. Since these operations are not a part of the Company upon completion of the Demerger transactions, their historical results of operations have been presented in the accompanying financial statements as discontinued operations for March 1996.

In March 1996, Millennium Petrochemicals sold a 73.6% interest in Suburban Propane, a division of Millennium Petrochemicals, through an initial public offering of 21,562,500 common units in a new master limited partnership ("MLP"), Suburban Propane Partners, L.P., and received aggregate proceeds from the sale of the common units and the issuance of notes of the Suburban Propane operating partnership, Suburban Propane, L.P., of approximately $831 resulting in a pre-tax gain of $212. The Company retains a combined subordinated and general partnership interest of 26.4% in Suburban Propane Partners L.P. and Suburban Propane L.P. (collectively "Suburban Propane Partners"), which is accounted for on an equity basis effective January 1, 1996.

Prior to the Demerger, the Company provided certain corporate, general and administrative services to certain other indirect wholly-owned subsidiaries of Hanson ("Prior Affiliates"), including legal, finance, tax, risk management and employee benefit services. Charges for these services, which were allocated to the Prior Affiliates based on the respective revenues of the Company and the Prior Affiliates, reduced the Company's selling and administrative expense by $7 for the three months ended March 31, 1996. The Company's management believes such method of allocation is reasonable. In addition, prior to the Demerger, a subsidiary of the Company controlled, on a centralized basis, all cash receipts and disbursements received or made by such Prior Affiliates.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories: Inventories are stated at the lower of cost or market value. For certain United States ("U.S.") operations cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used by all other subsidiaries. Inventories valued at a LIFO basis were approximately $51 and $45 less than the amount of such inventories valued at current cost at March 31, 1997 and December 31, 1996, respectively.

                                                  March 31,    December 31,
                                                    1997         1996
                                                    ----         ----
                                                 (Unaudited)
Inventories consist of the following:
Finished products                                 $    250      $    270
In-process products                                     13            12
Raw materials                                          127           165
Other inventories                                       72            68
                                                  --------      --------

                                                 $     462      $    515
                                                 =========      ========


Environmental Liabilities and Expenditures: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of the liability or contribution by such other parties, including insurance companies, has been agreed) and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Foreign Currency Translation and Forward Contracts: Assets and liabilities of the Company's foreign operating subsidiaries are translated at the exchange rate in effect at the balance sheet dates, while revenue, expenses, and cash flows are translated at average exchange rates for the reporting period.

Prior to October 1, 1996, certain of the Company's subsidiaries, whose holdings principally consisted of sterling denominated cash deposits, were considered to hedge a portion of Hanson's investments in the U.S. The functional currency of these subsidiaries was the local currency. After the Demerger, such deposits no longer acted as a hedge; instead, the entities were primarily holding companies, the assets of which were remittable to the Company. As such, the functional currency of these subsidiaries was changed to the U.S. dollar.

During 1996, the Company entered into forward contracts to hedge the impact of exchange rate fluctuations on approximately 200 pounds sterling of the sterling deposits held by these subsidiaries. The contracts, which expired on December 12, 1996, were renewed until February 12, 1997, at which time they expired in connection with the conversion of sterling proceeds received on the sale of certain offshore companies for approximately 190 pounds sterling ($305). The proceeds for such sale were used to reduce long-term debt.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

Dual Residence: The Company is organized under the laws of Delaware and is subject to U.S. federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom ("U.K.") Inland Revenue as to the tax-free treatment of the stock dividend for U.K. tax purposes for Hanson and Hanson shareholders, Hanson agreed with the U.K. Inland Revenue that the Company will continue to be centrally managed and controlled in the U.K. at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the U.K. during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the U.K. Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would amount to approximately $421 if it were to arise during the twelve\ months ending September 30, 1997, and it will decrease approximately $84 on each October 1 prior to October 1, 2001, when it will expire.

If the Company ceases to be a U.K. tax resident at any time, the Company will be deemed for purposes of U.K. corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for U.K. corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company adjusted for U.K. inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

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

The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate debt. At March 1997, the Company had several such agreements covering various periods. The notional amount of these agreements was $750 at March 31, 1997. The fixed rates payable to the Company under these agreements average 5.7875% per annum with terms expiring at various dates through October 1998. The fair value of the Exchangeable Notes and, collectively, the Senior Notes and the Senior Debentures is approximately $36 and $705, respectively, based on estimates obtained from independent financial advisors.

Earnings Per Share: Per share information is computed assuming that the common stock issued as a result of the Demerger had been issued at the beginning of 1996. The weighted average number of common and common equivalent shares outstanding at March 31, 1997 was 76,450,905. Such shares include 2,038,619 of the 2,912,322 restricted shares issued on October 8, 1996, which anticipates the achievement of certain performance based goals through the restricted period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for periods ending after December 31, 1997. SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Had the Company adopted the provisions of SFAS 128 as of January 1, 1997, basic and diluted EPS for the three months ended March 31, 1997 would have been $0.27.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)

NOTE 3--NET ASSETS OF DISCONTINUED BUSINESSES SOLD TO HANSON

The  following   represents  the  results  of  operations  of  the  Discontinued
Businesses sold to Hanson for the quarter ended March 31, 1996:


Sales                               $     515
Pre-tax loss                           (4,477)
Tax benefit                             1,287
                                    ---------

Net loss                            $  (3,190)
                                    =========

The pre-tax loss for the period includes the initial non-cash charge resulting from adopting the evaluation methodology provided by SFAS 121 of $4,497 ($3,206 after income taxes), related to the Discontinued Businesses.

SFAS 121 requires the impairment review to be performed at the lowest level of asset grouping for which there are identifiable cash flows which represents a change from the level at which the previous accounting policy measured impairment. In this case, economic grouping of assets were made based on local marketplaces. Evaluation of assets at this lower grouping level indicated an impairment of certain of those assets. The impairment loss was measured based on the difference between estimated discounted cash flows and the carrying value of such assets. Considerable management judgment is necessary to estimate discounted future cash flows and, accordingly, actual results could vary significantly from such estimates.


NOTE 4--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                       March 31,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (unaudited)

Revolving Credit  Facility  bearing  interest at
  either the bank's prime lending rate, LIBOR or
  NIBOR plus .275% at the option of the Company
  plus Facility Fee of .15% to be paid quarterly      $   1,188     $    1,540
7% Senior Notes due 2006 (net of unamortized
  discount of $.5 and $.5)                                  500            500
7.625% Senior Notes due 2026 (net of unamortized
  discount of $1.1 and $1.1)                                249            249
2.39% Senior Exchangeable Discount Notes, due 2001
  (net of unamortized discount of $5 and $6)                 38             37
Debt payable through 2007 at interest rates
  ranging from 4% to 11%                                     35             40
Less current maturities                                      (6)            (6)
                                                      ---------     ----------

                                                      $   2,004     $    2,360
                                                      =========     ==========

Under the Revolving Credit Agreement, as amended on December 18, 1996, certain of the Company's subsidiaries may borrow up to $1,650 under the five-year unsecured revolving credit facility, which matures in July 2001 (the "Credit Agreement"). The Company is guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

MILLENNIUM CHEMICALS INC. Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 4--LONG-TERM DEBT AND CREDIT ARRANGEMENTS--Continued

The Credit Agreement contains covenants and provisions that restrict among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets to or assign any rights to or security interests in future revenues; (ii) engage in sale and leaseback transactions;
(iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. The Credit Agreement also requires the Company to satisfy certain financial performance criteria.

The Exchangeable Notes have a stated interest rate of 2.39% per annum which when combined with the implicit interest yield attributable to the original issue discount to par ("OID") represent a yield to maturity of 6.0%. The notes are not callable until March 1, 1999. Each holder of a note has a benefit of a right (an "ADS Right"), not separately tradable, which is exercisable at the holder's option until March 1, 2001 to cause the holder's notes to be exchanged for Hanson ADSs, with each ADS representing five ordinary shares of 2 pounds sterling in the capital of Hanson. The exchange ratio iscurrently set at 12.182 ADSs per $1,000 principal amount of maturity of the notes (after giving effect to the 1 for 8 consolidation of Hanson's ordinary shares on February 24, 1997).


NOTE 5--COMMITMENTS AND CONTINGENCIES

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceeding are in various stages ranging from initial investigation, to active settlement negotiations, to implementation of the clean-up or remediation of sites.

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

The Company believes that the range of potential liability for the above matters, collectively, which primarily relate to environmental remediation activities, is between $130 and $180 and has accrued $180 as of March 31, 1997.

The Company has various contractual obligations to purchase raw materials used in its production of polyethylene, titanium dioxide, and fragrance and flavor chemicals. Commitments to purchase ethylene used in the production of polyethylene are based on market prices and expire from 1997 through 2000. Commitments to purchase ore used in the production of titanium dioxide are generally 3 to 8 year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore aggregate approximately $1,200 for titanium dioxide and expire between 1997 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance and flavor and flavor chemicals, are generally pursuant to 1 to 5 year contracts with prices based on the market price and which expire from 1997 through 2000.


NOTE 6--OPERATIONS BY INDUSTRY SEGMENTS

The Company's principal operations (excluding its interest in Suburban Propane Partners) are grouped into five business segments: polyethylene and related products, acetyls and ethyl alcohol, performance polymers, titanium dioxide and related products, and fragrance and flavor chemicals.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 6--OPERATIONS BY INDUSTRY SEGMENTS--Continued

The following is a summary of the Company's operations by industry segment:

                                                    Three Months Ended
                                                         March 31,
                                                    1997          1996
                                                        (unaudited)
Net Sales:
  Polyethylene and related products               $   359       $   285
  Acetyls and ethyl alcohol                            96            96
  Performance polymers                                 94            95
  Titanium dioxide and related products               211           224
  Fragrance and flavor chemicals                       34            30
                                                  -------       -------
     Total                                        $   794       $   730
                                                  =======       =======

Depreciation and Amortization:
         Polyethylene and related products        $    28       $    26
         Acetyls and ethyl alcohol                      7             7
         Performance polymers                           6             5
         Titanium dioxide and related products         11            12
         Fragrance and flavor chemicals                 1             1
                                                  -------       -------
                  Total                           $    53       $    51
                                                  =======       =======
Operating Income:

         Polyethylene and related products        $    39       $    13
         Acetyls and ethyl alcohol                      6            15
         Performance polymers                           5            12
         Titanium dioxide and related products          5            36
         Fragrance and flavor chemicals                11            10
                                                  -------       -------

                  Total                           $    66       $    86
                                                  =======       =======


NOTE 7--INFORMATION ON MILLENNIUM AMERICA

Millennium America Inc. ("MAI") is a wholly-owned subsidiary of the Company and a holding company for all of the Company's operating subsidiaries other than its operations in the U.K. and Australia.

MAI is also the issuer of the Senior Notes and Exchangeable Notes and a borrower under the Credit Agreement, all of which are guaranteed by the Company. Summarized financial information for MAI is as follows:

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued


NOTE 7--INFORMATION ON MILLENNIUM AMERICA--Continued

                                             March 31,      December 31,
Millennium America Inc.                        1997             1996
                                               ----             ----
                                           (Unaudited)

Current assets                               $    878         $   1,258
Noncurrent assets                               3,854             3,973
                                             --------         ---------
  Total assets                               $  4,732         $   5,231
                                             ========         =========

Current liabilities                          $    615         $     707
Noncurrent liabilities                          2,989             3,418
Invested capital                                1,128             1,106
                                             --------         ---------
  Total liabilities and invested capital     $  4,732         $   5,231
                                             ========         =========

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                1997             1996
                                                ----             ----
                                                     (Unaudited)

Net sales                                    $   713          $     630
Operating income                                  64                 63
Income from continuing operations                 22                100
Net income (loss)                                 22             (3,090)


NOTE 8--SUBSEQUENT EVENT

On April 2, 1997, a subsidiary of the Company entered into a settlement agreement under which it is to receive $49 from various insurance companies relating to a 1989 explosion and fire at its Morris, Illinois plant. Settlement proceeds of $28 were received during April 1997, and the balance is expected to be received during May 1997; such proceeds have been, and will be, used to repay debt and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company had operating income of $66 million for the three months ended March 31, 1997, a decrease of $20 million (23%) from the three months ended March 31, 1996, and net sales of $794 million for the 1997 quarter, an increase of $64 million (9%) from the 1996 quarter. The decrease in operating income is primarily due to selling prices for TiO2 averaging 15% less quarter on quarter. Although operating results for polyethylene were much improved copared to the prior year's quarter, the improvement was not sufficient to offset the shortfall in titanium dioxide results.

Net income for the first quarter of 1997 was $20 million or 26 cents per share. Net income for the first quarter of 1996 would have been $30 million or 39 cents per share on a pro forma basis, assuming post-demerger debt levels and corporate expenses, and excluding unusual items.

Net income for the first quarter of 1997 does not include any material unusual items. Net income from continuing operations as reported for the first quarter of 1996 includes $88 million, after tax, related to the one-time gain on the disposal of 73.6% of the Company's interest in Suburban Propane.

Polyethylene and Related Products: Net sales of polyethylene and related products were $359 million for the first quarter 1997, an increase of $74 million (26%) from the prior year's quarter. Compared to the first quarter of 1996, operating income tripled to $39 million for this quarter, with higher selling prices offsetting higher costs for feedstock and purchased ethylene. Higher feedstock costs (which peaked in January 1997 and returned to more normal levels) and strong demand in the first two months of 1997 allowed for the implementation of previously announced price increases. Average selling prices for the quarter were 30% higher than last year's quarter and 4% lower than the fourth quarter of 1996. A second price increase has been announced, effective April 1, 1997.

Acetyls and Ethyl Alcohol: Net sales of acetyls and ethyl alcohol were unchanged from the 1996 quarter at $96 million, while operating income decreased $9 million (60%) to $6 million primarily due to higher feedstock, ethylene and natural gas costs and to production curtailments from mechanical start-up difficulties in the conversion of the Syngas unit to natural gas and supplier interruptions during the quarter. Volumes improved after the end of the quarter with the resolution of production difficulties in March and, coupled with price increases in VAM, acetic acid and methanol, profitability also improved. With the Syngas unit now operating as expected, the cost structure and production volume of acetyls are expected to improve.

Performance Polymers: Net sales of performance polymers for the first quarter were relatively flat compared to the 1996 quarter at $94 million, while operating income decreased $7 million (58%) to $5 million. Higher raw material costs, mainly ethylene, propylene and base resins were the main reasons for the decrease in operating income. Demand in wire and cable continued to be strong although margin pressure persisted in polypropylene.

Titanium Dioxide and Related Products: Lower average selling prices continue to hamper titanium dioxide and related products' results, with operating income for the 1997 first quarter $31 million (86%) lower than the $36 million for the same period last year. Net sales decreased 6% to $211 million for the quarter compared to $224 million last year. The benefits of cost containment programs and higher sales volume were not sufficient to offset the effects of lower average prices, higher raw material costs and currency movements.

The  worldwide   average  TiO2  selling   prices  in  U.S.   dollar  terms  were
approximately 15% lower than the first quarter of 1996 (and 4% lower than the fourth quarter of 1996), while sales volume was 11% higher due to stronger seasonal demand in the coatings market, pre-price increase buying and stronger European economies. Prices continued to erode in the Americas, Europe and Asia/Pacific regions during the quarter before stabilizing prior to the April 1 effective date for price increases in the Americas and in Europe and announced price increases in Asia/Pacific. In local currency terms, average selling prices in the Americas, Europe and Asia/Pacific were 9%, 27% and 26%, respectively, lower than the prior year.

The TiO2 plants operated at approximately 94% of effective capacity during the three months ended March 31, 1997 compared to approximately 84% during the three months ended March 31, 1996. Last year's production rate was hampered by harsh winter conditions in the Americas and production difficulties in both the Americas and Europe.

The chloride-process expansion at the Stallingborough plant continued on schedule for completion in 1999.

Fragrance and Flavor Chemicals: Fragrance and flavor chemicals continued its record performance with operating income increasing 10% to $11 million for the first quarter 1997. Net sales for the quarter increased $4 million (13%) to $34 million. While sales volume was relatively flat compared to the first quarter of last year, product mix and price increases improved average selling prices, which were up 14% over the prior year. This improvement affected margins favorably and offset higher CST costs, which increased 32 cents per gallon compared to the prior year, to $1.54 per gallon.

CST prices are expected to increase further as demand continues to grow. Production is running at capacity due to strong sales volume.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operations and borrowings under the Company's revolving credit facility. Net cash provided by operating activities was $115 million in the first quarter of 1997 compared with net cash provided by operating activities of $164 million in the first quarter of 1996 due mainly to an 82% decrease in income from continuing operations.

Net cash used in investing activities was $36 million in the first quarter of 1997, compared with net cash provided of $660 million in the first quarter of 1996. The decrease primarily results from the March 1996 sale of a 73.6% interest in Suburban Propane. In addition, capital expenditures were $36 million for the 1997 quarter, less than half of the level in the first quarter 1996. Capital expenditures for the full year 1997 are now expected to be at or slightly above depreciation of approximately $160 million.

Net cash used in financing activities was $417 million in the first quarter of 1997, compared with net cash used of $835 million in the first quarter of 1996. The 1997 quarter principally reflected the repayment of long-term debt and decrease in notes payable. The 1996 primarily reflected pre-demerger transactions with affiliates.

During the 1997  quarter,  gross debt  declined  $406 million as a result of the
Company's application of the net proceeds of selling several offshore subsidiaries whose principal holdings were sterling and dollar deposits. Net debt (i.e. gross debt less available cash) decreased $63 million during the quarter, primarily from operational cash flow generated during the quarter. As a result, the ratio of net debt to total capital at March 31, 1997 was 60%, a 1% improvement from the 1996 year end.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  11.1  Statement re:  computation of per share earnings
                  27.1  Financial Data Schedule


         (b) No Current Reports on Form 8-K were filed during the quarterly period ended March 31, 1997 and through the date hereof.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MILLENNIUM CHEMICALS INC.


                                                  John E. Lushefski
         Date:  May 15, 1997                    __________________________
                                                John E. Lushefski
                                                Senior Vice President and Chief
                                                Financial Officer (as duly
                                                authorized officer and principal
                                                financial officer)

                                  EXHIBIT INDEX



            11.1  Statement re:  computation of per share earnings
            27.1  Financial Data Schedule