Form 10-Q
period 1997-06-30
MILLENNIUM CHEMICALS INC
filed 1997-08-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,156,585 shares of Common Stock, par value $.01 per share, as of August 5, 1997.

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents


                                                                           Page
Part I

         Item 1  Financial Statements . . . . . . . . . . . . . . . . . . . . 2

         Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . .  15

Part II

         Item 4 Submission of Matters to a Vote of Security Holders . . . .  18

         Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 19

         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . 21


Disclosure Concerning Forward-Looking Statements

     All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the balance between industry production capacity and operating rates on the one hand, and demand for the Company's products, including polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's feedstocks and other raw materials, including natural gas and ethylene;
competitive technology positions; and failure to achieve the Company's productivity improvement and cost reduction targets or to complete construction projects on schedule. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements. It should also be noted that the formation of the Company's proposed olefins and polymers joint venture discussed in Note 9 is subject to certain conditions and that, if formed, the results of the joint venture will be subject to many of the factors included in such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)
                                                June 30,      December 31,
                                                  1997           1996*
                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                  $     26       $    408
    Trade receivables, net                          500            464
    Inventories                                     444            515
    Other current assets                             57             83
                                                -------        -------

        Total current assets                      1,027          1,470

Property, plant and equipment, net                2,015          2,031
Investments and other assets                        281            334
Goodwill                                          1,742          1,766
                                                -------        -------

        Total assets                           $  5,065       $  5,601
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                              $     82       $     98
    Current maturities of long-term debt              6              6
    Trade accounts payable                          153            160
    Income taxes payable                            113             33
    Accrued expenses and other liabilities          367            470
                                                -------        -------

        Total current liabilities                   721            767

Long-term debt                                    1,787          2,360
Deferred income taxes                               131             78
Other liabilities                                 1,030          1,078
                                                -------        -------

    Total liabilities                             3,669          4,283
                                                -------        -------

Commitments and contingencies (Note 6)
Stockholders' Equity
    Preferred stock (par value $.01 per share,
     authorized 25,000,000 shares; none issued
     and outstanding)                                 -              -
    Common stock (par value $.01 per share,
     authorized 225,000,000 shares; issued and
     outstanding 77,324,605 shares)                   1              1
    Paid in capital                               1,334          1,319
    Retained earnings                               117             38
    Unearned restricted stock                       (59)           (50)
    Cumulative translation adjustment                 3             10
                                                -------        -------

        Total stockholders' equity                1,396          1,318
                                                -------        -------

    Total liabilities and stockholders' equity $  5,065       $  5,601
                                                =======        =======

See Notes to Consolidated (Combined) Financial Statements
---------------------
*  Reclassified for comparative purposes.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
(In Millions, except share data)

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                               ------------------     ----------------
                                                                1997        1996       1997      1996
                                                                  (Unaudited)            (Unaudited)
Net sales                                                      $  813     $  780      $ 1,607  $ 1,510
Operating costs and expenses:
    Cost of products sold                                         571        589        1,195    1,140
    Depreciation and amortization                                  53         51          106      102
    Selling, development and administrative expenses               57         51          108       93
    Asset impairment and related closure costs                     -          60            -       60
                                                                -----      -----       ------    -----
        Operating income                                          132         29          198      115

Interest expense (primarily to a related party in 1996)            32         54           70      108
Interest income                                                    (1)        (2)          (6)     (12)
Gain on sale of Suburban Propane                                    -          -            -     (212)
Other (income) expense                                            (40)        11          (44)     (16)
                                                                -----      -----       ------    -----

Income (loss) from continuing operations before provision
   for income taxes                                               141        (34)         178      247
(Provision) benefit for income taxes                              (59)        15          (76)    (154)
                                                                -----      -----       ------    -----

Income (loss) from continuing operations                           82        (19)         102       93
Loss from discontinued operations (net of income tax
  of $1 and benefit of $1,286, respectively)                        -        (14)           -   (3,204)
                                                                -----      -----       ------   ------

Net income (loss)                                              $   82     $  (33)     $   102  $ 3,111
                                                                =====      =====       ======   ======

Per share  information  assuming  76,477,055  shares
  outstanding  during entire period:
Income per share from continuing operations                    $ 1.07     $(0.25)     $  1.33  $  1.22
                                                                -----      -----        ------  ------

Net income per share                                           $ 1.07     $(0.43)     $  1.33  $(40.69)
                                                                =====      =====        ======  ======


See Notes to Consolidated (Combined) Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
(In Millions)
                                                               Six Months Ended
                                                                   June 30,
                                                               1997        1996
                                                               ----        ----
                                                                  (Unaudited)
Cash flows from operating activities:
    Income from continuing operations                         $  102      $  53

    Adjustment  to  reconcile  net  income
     to net cash  provided  by  operating activities:
          Depreciation and amortization                          106        102
          Asset impairment and related closure costs               -         60
          Provision for deferred income taxes                     53         62
          Restricted stock amortization                            -          6
          Gain on sale of business                                 -       (212)
    Changes in assets and liabilities:
        (Increase) in trade receivables                          (36)       (11)
        Decrease in inventories                                   71         78
        Decrease in other current assets                          26         27
        Decrease (increase) in investments and other assets       53        (25)
        (Decrease) increase in trade accounts payable             (7)         8
        (Decrease) increase in accrued expenses and
          other liabilities and income taxes payable             (23)        59
        (Decrease) in other liabilities
                                                                 (33)       (65)
                                                               -----      -----

            Net cash provided by operating activities            318        176

    Cash flows from investing activities:
        Capital expenditures                                     (74)      (153)
        Proceeds from sale of business                             -        733
        Proceeds from sale of fixed assets                         -          7
                                                               -----      -----

            Net cash (used in)  provided by investing
              activities                                         (74)       587

    Cash flows from financing activities:
        Dividend to stockholders                                   -        (23)
        Net transactions with affiliates                           -     (1,084)
        Proceeds from long-term debt                               -          6
        Repayment of long-term debt                                -       (580)
        (Decrease) increase in notes payable                     (16)       316
                                                               -----      -----

            Net cash (used in) financing activities             (619)      (762)
                                                               -----      -----

    Effect of exchange rate changes on cash                       (7)        21
                                                               -----      -----

    (Decrease) increase in cash and cash equivalents            (382)        22

    Cash and cash equivalents at beginning of period             408        412
                                                               -----      -----

    Cash and cash equivalents at end of period                $   26     $  434
                                                               =====      =====



See Notes to Consolidated (Combined) Financial Statements.

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Stockholders' Equity
(In Millions)


                                                                                             Unearned       Cumulative
                                            Common Stock        Paid In       Retained      Restricted      Translation
                                        Shares       Amount     Capital       Earnings         Stock        Adjustment      Total
                                        ------       ------     -------       --------         -----        ----------      -----
Balance at December 31, 1996                77          1       $ 1,319       $    38          $  (50)       $      10      $ 1,318
Net income                                                                        102                                           102
Dividend                                                                          (23)                                          (23)
Amortization  and adjustment of
    unearned restricted stock                                        15                            (9)                            6
Translation adjustment                                                                                              (7)          (7)
                                         -----      -----        ------        ------           -----         --------       ------
Balance at June 30, 1997 (unaudited)        77          1       $ 1,334       $   117          $  (59)       $       3      $ 1,396
                                         =====      =====        ======        ======           =====         ========       ======



MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements
(In Millions, except for share data)


NOTE 1--BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

Millennium Chemicals Inc. (the "Company") was incorporated on April 18, 1996, and has been publicly-owned since October 1, 1996, when Hanson PLC ("Hanson") paid a dividend to its stockholders consisting of all of the then outstanding shares of the Company's common stock (the "Demerger"). The Company's businesses were owned by Hanson prior to October 1, 1996. The Company is a leading producer of commodity, industrial, performance and specialty chemicals operating through its subsidiaries: Millennium Petrochemicals Inc. (formerly Quantum Chemical Corporation), Millennium Inorganic Chemicals Inc. (formerly SCM Chemicals Inc., SCM Chemicals Limited and SCM Chemicals Ltd., collectively), and Millennium Specialty Chemicals Inc. (formerly Glidco Inc.). For periods prior to the Demerger, the financial statements present, on a combined basis, the historical net assets and results of operations of their chemical operations. Consequently, the results of operations and cash flows prior to October 1, 1996 may not be indicative of what would have been reported if the Company had been a separate entity. For periods subsequent to the Demerger, the financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated (combined) financials are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results of operations and financial position for the interim periods presented. Such adjustments consist only of normal recurring items, except as otherwise disclosed in Notes 3 and 4.

The combined statements of operations and cash flows for the periods ended June 30, 1996 also include the combined operations of certain non-chemicals businesses ("Discontinued Businesses") which were owned by subsidiaries of Hanson that became subsidiaries of the Company upon the Demerger (see Note 4). The Company sold the Discontinued Businesses to Hanson on October 6, 1996. Since these operations were not a part of the Company upon completion of the Demerger transactions, their historical results of operations have been presented as discontinued operations.

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

Prior to the Demerger, the Company provided certain corporate, general and administrative services to certain other indirect wholly-owned subsidiaries of Hanson ("Prior Affiliates"), including legal, finance, tax, risk management and employee benefit services. Charges for these services, which were allocated to the Prior Affiliates based on the respective revenues of the Company and the Prior Affiliates, reduced the Company's selling and administrative expenses by $6 and $12 for the three months and six months ended June 30, 1996, respectively. The Company's management believes such method of allocation is reasonable. In addition, prior to the Demerger, a subsidiary of the Company controlled, on a centralized basis, all cash receipts and disbursements received or made by such Prior Affiliates.


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

Inventories: Inventories are stated at the lower of cost or market value. For certain United States ("U.S.") operations, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used by all other subsidiaries. Inventories valued at a LIFO basis were approximately $39 and $45 less than the amount of such inventories valued at current cost at June 30, 1997 and December 31, 1996, respectively.

                                                June 30,      December 31,
                                                --------      ------------
                                                  1997           1996
                                                  ----           ----
                                              (Unaudited)

Inventories consisted of the following:
     Finished products                          $    227        $    270
     In-process products                              14              12
     Raw materials                                   125             165
     Other inventories                                78              68
                                                 -------         -------

                                               $     444        $    515
                                                ========         =======


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

During 1996, the Company entered into forward contracts to hedge the impact of exchange rate fluctuations on approximately 200 pounds sterling of the sterling deposits held by these subsidiaries. The contracts, which expired on December 12, 1996, were renewed until February 12, 1997, at which time they expired in connection with the conversion of sterling proceeds received on the sale of certain offshore companies for approximately 190 pounds sterling ($305). The proceeds of such sales were used to reduce long-term debt.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

Dual Residence: The Company is organized under the laws of Delaware and is subject to U.S. federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom ("U.K.") Inland Revenue as to the tax-free treatment of the stock dividend for U.K. tax purposes for Hanson and Hanson shareholders, Hanson agreed with the U.K. Inland Revenue that the Company will continue to be centrally managed and controlled in the U.K. at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the U.K. during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the U.K. Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would amount to approximately $421 if it were to arise during the twelve months ending September 30, 1997, and it will decrease by approximately $84 on each October 1 prior to October 1, 2001, when it will expire.

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

Fair Value of Financial Instruments: The fair value of all short-term financial instruments approximated their carrying value due to their short maturity. The fair value of long-term financial instruments, excluding interest rate protection agreements and the Exchangeable Notes, the Senior Notes and the Senior Debentures discussed below, approximated carrying value as they were based on terms that continue to be available to the Company from its lenders.

The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate debt. The notional amount of these agreements was $750 at June 30, 1997. The fixed rates payable to the Company under these agreements average 5.7875% per annum with terms expiring at various dates through October 1998. At June 30, 1997 the fair value of the Exchangeable Notes and, collectively, the Senior Notes and the Senior Debentures is approximately $36 and $729, respectively, based on estimates obtained from independent financial advisors.

Earnings Per Share: Per share information is computed assuming that the common stock issued as a result of the Demerger had been issued at the beginning of 1996. The weighted average number of common and common equivalent shares outstanding at June 30, 1997 was 76,477,055. Such shares include 2,038,619 of the 2,912,322 restricted shares issued on October 8, 1996, which anticipates the achievement of certain performance based goals through the restricted period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for periods ending after December 31, 1997. SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Had the Company adopted the provisions of SFAS 128 as of January 1, 1997, basic and fully diluted EPS for the three months and six months ended June 30, 1997 would have been $1.10 and $1.37, respectively.


NOTE 3--IMPAIRMENT OF LONG-LIVED  ASSETS

During 1996, the Company recorded a $60 non-cash charge ($39 after tax) to reduce the carrying value of certain property, plant and equipment employed in sulfate-process manufacturing of TiO2 caused by changes in market conditions. During the first half of 1996, intense price competition was experienced, as customers of the anatase products associated with the sulfate-process operations sought more cost efficient manufacturing inputs to their applications. As a result of the deterioration of market conditions in the TiO2 industry, the Company decided to implement a program which included a reduction of its sulfate-process manufacturing capacity both in the U.K. and U.S., rephasing chloride-process expansion programs in the U.K. and Australia. The 10,000 tonnes per annum sulfate-process plant in Stallingborough, England has been closed, and production at the 66,000 tonnes per annum sulfate-process facility in Baltimore, Maryland has been reduced by approximately one third. The carrying value of plant and equipment associated with sulfate-process manufacturing was reduced by $60 as a result of evaluating the recoverability of such assets under the unfavorable market conditions existing at that time. The amount of the write-down was determined by comparison to the fair value of the related assets, as determined based on the projected discounted cash flows identified to such assets.


NOTE 4--DISCONTINUED BUSINESSES SOLD TO HANSON

The  following   represents  the  results  of  operations  of  the  Discontinued
Businesses sold to Hanson:

                           Three Months Ended             Six Months Ended
                              June 30, 1996                 June 30, 1996
                              -------------                 -------------

Sales                           $     374                     $    889
Pre-tax loss                          (13)                      (4,490)
Tax (expense) benefit                  (1)                       1,286
                                 ---------                     -------

Net loss                        $     (14)                    $ (3,204)
                                 ========                      =======

The  pre-tax  loss  for  the   period  includes   the  initial  non-cash  charge
resulting from adopting the evaluation methodology provided by SFAS 121 of $4,497 ($3,206 after income taxes), related to the Discontinued Businesses.

SFAS 121 requires the impairment review to be performed at the lowest level of asset grouping for which there are identifiable cash flows, which represents a change from the level at which the previous accounting policy measured impairment. In this case, economic grouping of assets was made based on local marketplaces. Evaluation of assets at this lower grouping level indicated an impairment of certain of those assets. The impairment loss was measured based on the difference between estimated discounted cash flows and the carrying value of such assets.


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                              June 30,        December 31,
                                                                1997              1996
                                                                ----              ----
                                                                ----              ----
                                                            (unaudited)

Revolving Credit Facility bearing interest at either the
    bank's prime lending rate, LIBOR or NIBOR plus
    .275% at the option of the Company plus Facility
    Fee of .15% to be paid quarterly                          $    971          $ 1,540
7% Senior Notes due 2006 (net of unamortized discount
    of $.5 and $.5)                                                500              500
7.625% Senior Debentures due 2026 (net of unamortized
    discount of $1.1 and $1.1)                                     249              249
2.39% Senior Exchangeable Discount Notes, due 2001
    (net of unamortized discount of $5 and $6)                      38               37
Debt payable through 2007 at interest rates ranging
    from 4% to 11%                                                  35               40
Less current maturities                                             (6)              (6)
                                                               -------           ------
                                                              $  1,787          $ 2,360
                                                               =======           ======


Under the Revolving Credit Agreement, as amended on December 18, 1996, certain of the Company's subsidiaries may borrow up to $1,500 under the five-year unsecured revolving credit facility, which matures in July 2001 (the "Credit Agreement"). The Company is guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria.

The indenture under which the Senior Notes and Senior Debentures of Millennium America Inc. ("MAI") are issued contain certain covenants that limit, among other things, (i) the ability of MAI and its Restricted Subsidiaries (as defined) to grant liens or enter into sale and lease-back transactions, (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness, and
(iii) the ability of MAI and the Company to merge, consolidate or transfer substantially all of their respective assets. The Company is guarantor of the Senior Notes and Senior Debentures.

The Exchangeable Notes have a stated interest rate of 2.39% per annum which, when combined with the implicit interest yield attributable to the original issue discount to par ("OID"), represents a yield to maturity of 6.0%. The notes are not callable until March 1, 1999. Each holder of a note has a benefit of a right (an "ADS Right"), not separately tradable, which is exercisable at the holder's option until March 1, 2001 to cause the holder's notes to be exchanged for Hanson ADSs, with each ADS representing five ordinary shares of 2 pounds sterling in the capital of Hanson. The exchange ratio is currently set at 12.182 ADSs per $1,000 principal amount of maturity of the notes. At June 30, 1997, the closing price of Hanson ADSs on the New York Stock Exchange was $25.75 per ADS.

MILLENNIUM  CHEMICALS  INC.
Notes to Consolidated  (Combined) Financial  Statements-Continued
(In Millions, except for share data)


NOTE 6--COMMITMENTS AND CONTINGENCIES

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites.

Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business, including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

The Company believes that the range of potential liability for the above matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $195 and has accrued $195 as of June 30, 1997.

The Company has various contractual obligations to purchase raw materials used in its production of polyethylene, titanium dioxide, and fragrance and flavor chemicals. Commitments to purchase ethylene used in the production of polyethylene are based on market prices and expire from 1997 through 2000. Commitments to purchase ore used in the production of titanium dioxide are generally 3- to 8-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore aggregate approximately $1,100 for titanium dioxide and expire between 1997 and 2002. Commitments to acquire crude sulfate turpentine ("CST"), used in the production of fragrance and flavor chemicals, are generally pursuant to 1- to 5-year contracts expiring from 1997 through 2000 with prices based on the market price.


NOTE 7--OPERATIONS BY INDUSTRY SEGMENTS

The Company's principal operations (excluding its interest in Suburban Propane Partners) are grouped into five business segments: polyethylene and related products, acetyls and ethyl alcohol, performance polymers, titanium dioxide and related products, and fragrance and flavor chemicals.


The following is a summary of the Company's operations by industry segment:

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                         --------                    --------
                                                    1997          1996           1997        1996
                                                    ----          ----           ----        ----
                                                       (Unaudited)                  (Unaudited)
Net Sales:
    Polyethylene and related products                $   354     $  315          $  713    $  600
    Acetyls and ethyl alcohol                            107        107             203       203
    Performance polymers                                  99         91             193       186
    Titanium dioxide and related products                218        237             429       461
    Fragrance and flavor chemicals                        35         30              69        60
                                                      ------      -----           -----     -----
                    Total                            $   813     $  780          $1,607    $1,510
                                                      ======      =====           =====     =====

Depreciation and Amortization:
    Polyethylene and related products                $    30     $   25          $   58    $   51
    Acetyls and ethyl alcohol                              7          6              14        13
    Performance polymers                                   4          5              10        10
    Titanium dioxide and related products                 11         14              22        26
    Fragrance and flavor chemicals                         1          1               2         2
                                                      ------      -----           -----     -----
                    Total                            $    53     $   51          $  106    $  102
                                                      ======      =====           =====     =====

Operating income:
    Polyethylene and related products                $    78     $   31          $  117    $   44
    Acetyls and ethyl alcohol                             24         13              30        28
    Performance polymers                                   7         11              12        23
    Titanium dioxide and related products                 11        (36)             16         -
    Fragrance and flavor chemicals                        12         10              23        20
                                                      ------      -----           -----      ----
                    Total                            $   132     $   29          $  198     $ 115
                                                      ======      =====           =====      ====


NOTE 8--INFORMATION ON MILLENNIUM AMERICA

MAI is a wholly-owned subsidiary of the Company and a holding company for all of the Company's operating subsidiaries other than its operations in the U.K. and Australia.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions except share data)


NOTE 8--INFORMATION ON MILLENNIUM AMERICA--Continued

MAI is also the issuer of the Senior Notes, the Senior Debentures and Exchangeable Notes and a borrower under the Credit Agreement, all of which are fully and unconditionally guaranteed by the Company. Summarized financial information for MAI is as follows:

                                                   June 30,      December 31,
                                                     1997            1996
                                                     ----            ----
                                                  Unaudited)

Current assets                                     $     850       $  1,258
Noncurrent assets                                      3,790          3,973
                                                    --------        -------
     Total assets                                  $   4,640       $  5,231
                                                    ========        =======


Current liabilities                                $     638       $    707
Noncurrent liabilities                                 3,140          3,418
Invested capital                                         862          1,106
                                                    --------        -------
     Total liabilities and invested capital        $   4,640       $  5,231
                                                    ========        =======

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                      June 30,
                                                     -------------------            -------------------
                                                     1997           1996            1997           1996
                                                     ----           ----             ----          ----
                                                         (Unaudited)                     (Unaudited)

Net sales                                           $    729       $    685         $ 1,442       $ 1,315
Operating income                                         110             15             194            78
Income from continuing operations                         82            (25)            104            75
Net income (loss)                                         82            (39)            104        (3,129)

Separate  consolidated   financial  statements  of  MAI  are  not  presented  as
management has determined that they would not be material to investors.


NOTE 9--SUBSEQUENT EVENT

On July 28, 1997 the Company and Lyondell Petrochemical Company ("Lyondell") announced an agreement to form a new joint venture partnership (the "Venture") to own and operate the olefins and polymers businesses of the Company and Lyondell. The Venture is expected to be the largest producer of ethylene and polyethylene in North America with expected revenues of $5 billion and book assets totaling $5 billion. The Venture will be 57% owned by Lyondell and 43% by the Company. It will be managed by a Partnership Governance Committee consisting of three representatives of each of Lyondell and the Company. Approval of the Venture's strategic plan and other major decisions will require the consent of both partners; day-to-day operations in implementation of the strategic plan will require the approval of Lyondell's representatives Management of the Venture will be drawn from both companies. Dan Smith, Lyondell's Chief Executive Officer, will serve as the Venture's first Chief Executive Officer.

The Venture will have 13 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest, producing ethylene, propylene, polyethylene (high-density, low-density and linear-low-density), polypropylene, ethyl alcohol, butadiene, aromatics, MTBE and other associated products. The Venture initially will have $1.745 billion of debt including $745 million of existing Lyondell debt. Although the Venture will assume primary responsibility for such existing Lyondell debt, Lyondell will continue to be liable for such debt. In addition, Lyondell will provide a $345 million note payable to the Venture. MAI will guarantee $750 million of the Venture's debt. It is contemplated that the Venture will distribute all available net operating cash (as defined) pro rata to the partners on a monthly basis.

The Company will contribute to the Venture substantially all of the net assets and businesses comprising its polyethylene and related products and performance polymers segments and the ethyl alcohol portion of the acetyls and ethyl alcohol segment. The Company will retain the accounts receivable and substantially all the accounts payable and accrued expenses from its contributed businesses and receive approximately $750 million cash upon formation of the Venture. Not included in the Venture are Millennium Petrochemicals' acetic acid, vinyl acetate and methanol businesses. Also excluded from the Venture are Millennium Inorganic Chemicals, Millennium Specialty Chemicals, and Millennium's equity interest in Suburban Propane Partners.

Lyondell will contribute substantially all of the net assets and businesses comprising its petrochemicals segment, except for retained accounts payable and accrued expenses. Not included in the Venture are Lyondell's 58% interest in Lyondell-CITGO Refining Co. Ltd. and its 75% interest in Lyondell Methanol (a joint venture with MCN Investment Corp.).

The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders and satisfaction of certain other conditions. The Venture is expected to commence operations by year end.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 Compared To Three Months Ended June 30, 1996


The Company had operating income of $132 million for the three months ended June 30, 1997, an increase of $103 million from the three months ended June 30, 1996. 1996's quarter included a non-recurring non-cash pre-tax charge of $60 million to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 products. Excluding such charge, 1997 operating income increased 48% over the comparable quarter of the prior year. This increase in operating income is primarily due to higher selling prices and lower feedstock costs in the polyethylene and related products segments compared to the 1996 quarter. The results of the polyethylene and related products segment more than offset titanium dioxide segment results which, while improving, continued to lag results for the 1996 quarter. Net sales of $813 million for the 1997 quarter increased $33 million (4%) over the 1996 quarter.

Net income for the second quarter of 1997 was $82 million or $1.07 per share, including a one-time pre-tax gain from an insurance settlement of $46 million ($28 million after tax) relating to a 1989 explosion and fire at the Company's Morris, Illinois plant. Excluding this gain, earnings per share for the 1997 quarter would have been 71 cents. Net loss from continuing operations for the second quarter of 1996 would have been $27 million or 35 cents per share, assuming post-Demerger debt levels and corporate expenses and excluding the non-recurring loss charge. Net loss from continuing operations for the second quarter of 1996 of ($19) million includes the non-recurring pre-tax charge of $60 million ($39 million after tax) mentioned above.

Polyethylene and Related Products: Net sales of polyethylene and related products were $354 million for the second quarter of 1997, an increase of $39 million (12%) from the prior year's quarter. Compared to the second quarter of 1996, operating income more than doubled to $78 million, with higher selling prices more than offsetting slightly lower volumes and higher than expected maintenance costs. Average selling prices peaked in June, and for the quarter were 21% higher than the second quarter of last year and 3.4% higher than first quarter of 1997. With industry outages keeping ethylene supplies tight until expected additional capacity comes on later in the year, pricing is expected to remain steady through the third quarter before a possible downturn later in 1997 and into 1998.

Acetyls and Ethyl Alcohol: Net sales of acetyls and ethyl alcohol were unchanged from the 1996 quarter at $107 million, while operating income increased $11 million (85%) to $24 million. Higher selling prices in most product lines and lower costs were partially offset by lower volumes. Average selling prices for VAM and methanol were 15% and 39% higher, respectively, than the previous year's quarter, while acetic acid prices were 3% lower. Cost efficiencies are being realized from the natural gas conversion of the Syngas facility; however, operational problems continue to be experienced, limiting production. Sufficient amounts of methanol are being produced to feed acetic acid and VAM production as planned; however, merchant market sales have been curtailed. Third party volumes for methanol, while 49% higher than last year's quarter, were 26% below the Company's expectations for the quarter.

Performance Polymers: Net sales of performance polymers for the second quarter increased $8 million (9%) over the 1996 quarter to $99 million. Operating income, however, decreased $4 million (36%) to $7 million as a result of continued higher raw material costs, mainly ethylene, propylene and base resins. These costs, combined with the effects of lower demand and new competitive plant capacities on polypropylene volumes and prices, offset growth in the wire and cable business where volumes were 10% higher and prices 5% higher than 1996's quarter. These trends are expected to continue for the balance of 1997.

Titanium Dioxide and Related Products: Operating income for the second quarter of 1997 was $11 million, a decrease of $13 million (54%) from the comparable quarter of 1996, excluding the $60 million charge for the writedown of certain sulfate-process manufacturing facilities in 1996. Net sales decreased $19 million (9%) to $218 million compared to last year's quarter, with volumes relatively flat with last year. 1996 volumes were strong due to the prolonged U.S. coatings season, and 1997 was also hampered by chlorinator outages that were corrected by quarter end.

Worldwide average TiO2 selling prices were 9.5% lower than the second quarter of 1996, reflecting the steep decline in prices beginning in the second quarter of last year. Price increases, which have been implemented in the first and second quarters, reversed the downward trend with June prices 1.5% higher than the previous month.

A second price increase in the U.S., effective June 1, 1997, is being implemented with price protection for larger customers into the third quarter. The strong British pound continues to hinder the success of price increases in Europe, with exchange rate fluctuations absorbing the impact of any increases. In Asia/Pacific markets, prices are generally rising, with a third price increase announced for the third quarter of 1997. Profits overall are expected to continue improving in the third quarter of 1997 as price increases take effect and the significant focus on cost reduction programs continues.

Fragrance and Flavor Chemicals: Fragrance and flavor chemicals continued its record performance with operating income increasing 20% to $12 million for the second quarter of 1997. Net sales for the quarter increased $5 million (17%) to $35 million, primarily due to an 18% increase in sales volume. Partially offsetting this improvement were higher CST costs, which increased 27% over the 1996 quarter and 7% over the first quarter of 1997 to $1.66 per gallon.

With current demand levels continuing to hold steady, particularly in certain product offerings where capacity limitations have production sold-out, this segment is expected to report higher year-on-year profits in the third quarter despite the seasonal slowdown typical for the second half of the year.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company had operating income of $198 million for the six months ended June 30, 1997, an increase of $83 million (72%) from the six months ended June 30, 1996, and net sales of $1,607 million, an increase of $97 million (6%) from 1996 period. The six months ended June 30, 1996 included a $60 million non-recurring charge to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 products. Excluding such charge, operating income for 1997 increased 13% over 1996. This increase is primarily due to
higher  selling  prices  in  the   polyethylene  and  related  products  segment
offsetting the impact of higher feedstock costs, period on period, in the segment and lower selling prices in the titanium dioxide segment compared to the first six months of 1996.

Net income for the first six months of 1997 was $102 million or $1.33 per share, including a one time gain from an insurance settlement of $46 million ($26 after tax) relating to a 1989 explosion and fire at the Morris, Illinois plant. Excluding this gain, earnings per share would have been 99 cents. Net income from continuing operations for the six months 1996 would have been $57 million or 74 cents per share, assuming post-Demerger debt levels and corporate expenses, and excluding the $60 million ($39 after tax) non-recurring charge and an $88 million after-tax gain related to the disposal of 73.6% of the Company's interest in Suburban Propane in the first quarter of 1996.

Polyethylene and Related Products: Net sales of polyethylene and related products were $713 million for the first six months 1997, an increase of $113 million (19%) from the 1996 period. Compared to the first six months of 1996, operating income more than doubled to $117 million. Average selling prices were 25% higher during the 1997 period, offsetting higher ethylene costs (which peaked in January 1997). These higher costs allowed for price increases to be implemented, and with ethylene supplies tight as a result of industry outages, prices are expected to remain steady through the third quarter.

Acetyl and Ethyl Alcohol: Net sales of acetyl and ethyl alcohol for the first six months of 1997 were unchanged from the 1996 period at $203 million, while operating income increased $2 million (7%) to $30 million. Despite continued mechanical difficulties of the Syngas facility, the conversion of the unit to natural gas had a $5 million favorable impact on costs for the first six months of 1997. This, along with higher selling prices, more than offset lower volume and higher feedstock prices. Volumes for acetic acid and VAM were 30% and 9%, respectively, lower during the 1997 period than the 1996 period, as a result of
production   limitations  arising  from  the  mechanical   difficulties.

Performance Polymers: Net sales of performance polymers for the six months increased 4% compared to the first six months of 1996, while operating income decreased $9 million (39%) to $12 million. Higher raw material costs, mainly ethylene, propylene and base resins, primarily account for the decrease in operating income. While demand and pricing were strong in the wire and cable market, demand for polypropylene was depressed.

Titanium Dioxide and Related Products: Operating income for the first half of 1997 decreased $44 million (73%) to $16 million compared to the 1996 first half, excluding the $60 million non-recurring charge to reduce the carrying value of certain sulfate-process manufacturing facilities taken during the second quarter of 1996. During the 1997 period, worldwide average TiO2 prices were 12% lower than during the 1996 period, reflecting the decline in prices over the past twelve months. The second quarter of 1997 saw a reversal of this downward trend with June prices 1.5% higher than the previous month.

Sales volumes during the first six months of 1997 were 5% higher than the first six months of 1996 with strong demand in Europe and the Asia/Pacific markets.

Fragrance and Flavor Chemicals: Fragrance and flavor chemicals continued its record performance with operating income increasing 15% over 1996 to $23 million. Net sales for the first half of 1997 increased $9 million (15%) to $69 million. An 8% increase in both sales volume and average selling prices has more than offset the continuing rise in CST prices, up 27% compared to 1996. Further increases in CST prices are expected as demand continues to grow.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operations and borrowings under the Company's revolving credit facility. Net cash provided by operating activities was $318 million for the first six months of 1997 compared with net cash provided by operating activities of $176 million in the same period of 1996 due mainly to a 13% increase in operating income, proceeds of $49 million received from an insurance settlement and favorable interest and corporate expense levels in 1997 compared to pre-Demerger levels.

Net cash used in investing activities was $74 million in the first six months of 1997, compared with net cash provided of $587 million in the first six months of 1996. The 1996 period primarily benefittted from the March 1996 sale of a 73.6% interest in Suburban Propane. Capital expenditures of $74 million for the 1997 period represented less than half of the level for the 1996 period. Capital expenditures for the full year 1997 are now expected to be at or slightly above depreciation of approximately $165 million.

Net cash used in financing activities was $619 million in the six months of 1997, compared with net cash used of $762 million in the first six months of 1996. The 1997 period principally reflected the repayment of long-term debt. The 1996 period primarily reflected pre-Demerger transactions with Prior Affiliates.

During the first six months of 1997, gross debt declined $596 million, including $358 million as a result of the Company's application of the net proceeds of selling several offshore subsidiaries whose principal holdings were sterling and dollar deposits. Net debt (i.e., gross debt less available cash) decreased $207 million during this period, primarily from operational cash flow. As a result, the ratio of net debt to total capital at June 30, 1997 was 57%, a four percentage-point improvement from the 1996 year end. The Company expects debt levels at year end to remain close to current levels.


Recent Announcement

See Note 9 (Subsequent Event) in the Financial Statements included in this filing.

                           PART II. OTHER INFORMATION



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's annual meeting of stockholders was held May 16, 1997. The stockholders elected all three directors nominated for election, approved the Millennium Chemicals Inc. Long-Term Stock Incentive Plan and ratified the appointment of Price Waterhouse LLP as the Company's independent auditors for 1997. The names of the Company's other directors and detailed descriptions of the proposals considered at the meeting are contained in the Company's Proxy Statement, dated April 4, 1997, which is incorporated herein by reference.

                                                For                   Withheld

1.    Election of Directors
         The Rt. Hon. Kenneth Baker CH MP   52,108,076                 710,596
         Martin G. Taylor                   52,129,582                 689,090
         David J. P. Meachin                52,118,413                 700,259


          2.  Annual Performance Incentive Plan
          For:              51,248,455
          Against:           1,319,950
          Abstain:             250,307

          3.  Long-Term Stock Incentive Plan
          For:              32,792,563
          Against:           8,591,831
          Abstain:             267,210

4.    Appointment of Price Waterhouse LLP
          For:              52,517,740
          Against:             183,274
          Abstain:             117,658




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  11.1  Statement re:  computation of per share earnings
                  27.1  Financial Data Schedule


         (b) The following Current Report on Form 8-K was filed during the quarter ended June 30, 1997 and through the date hereof.

                  Date of Report    Item No.Financial       Statements

                  July 25, 1997           5                    None
                  (regarding the Venture)

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MILLENNIUM CHEMICALS INC.


         Date:  August 14, 1997                  /s/ John E. Lushefski
                                                 ---------------------
                                                 John E. Lushefski
                                                 Senior Vice President and Chief
                                                 Financial Officer (as duly
                                                 authorized officer and
                                                 principal financial officer)

                                  EXHIBIT INDEX



                  11.1  Statement re:  computation of per share earnings
                  27.1  Financial Data Schedule