Form 10-Q
period 1997-10-31
MILLENNIUM CHEMICALS INC
filed 1997-11-13
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 1-12091

                            MILLENNIUM CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 22-3436215
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.)

                              99 Wood Avenue South
                            Iselin, New Jersey 08830
                    (Address of principal executive offices)

                                  732-603-6600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,160,585 shares of Common Stock, par value $.01 per share, as of October 10, 1997.







                            MILLENNIUM CHEMICALS INC.

                                Table of Contents


                                                                         Page
Part I

         Item 1  Financial  Statements  . . . . . . . . . . . . . . . . . . 2

         Item 2   Management's Discussion and Analysis of Financial
                           Condition  and Results of  Operations  . . . .  14

Part II


         Item  6  Exhibits  and  Reports  on  Form  8-K . . . . . . . . .  18

         Signature  .  .  . . . . . . . . . . . . . . . . . . . . . . . .  19

         Exhibit  Index  .  . . . . . . . . . . . . . . . . . . . . . . .  20


Disclosure Concerning Forward-Looking Statements

     All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the balance between industry production capacity and operating rates on the one hand, and demand for the Company's products, including polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's productivity improvement and cost reduction targets or to complete construction projects on schedule; and difficulties that may be encountered in closing the Company's previously announced olefins and polymers joint venture with Lyondell Petrochemical Company as anticipated, in combining the two businesses, in achieving synergies as anticipated, or in managing the businesses as a partnership. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.



ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)
                                                 September 30,    December 31,
                                                     1997             1996*
                                                  (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $     35       $    408
    Trade receivables, net                               518            464
    Inventories                                          488            515
    Other current assets                                  54             83
                                                     -------        -------

        Total current assets                           1,095          1,470
Property, plant and equipment, net                     2,008          2,031
Investments and other assets                             275            334
Goodwill                                               1,730          1,766
                                                     -------        -------

        Total assets                                $  5,108       $  5,601
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                   $     85       $     98
    Current maturities of long-term debt                   8              6
    Trade accounts payable                               122            160
    Income taxes payable                                  28             33
    Accrued expenses and other liabilities               424            470
                                                     -------        -------

        Total current liabilities                        667            767

Long-term debt                                         1,808          2,360
Deferred income taxes                                    167             78
Other liabilities                                      1,018          1,078
                                                     -------        -------

       Total liabilities                               3,660          4,283
                                                     -------        -------

Commitments and contingencies (Note 6)
Stockholders' equity
    Preferred stock (par value $.01 per
      share, authorized 25,000,000 shares;
      none issued and outstanding)                         -              -
    Common stock (par value $.01 per
      share, authorized 225,000,000
      shares; issued and outstanding
      77,156,585 shares)                                   1              1
    Paid in capital
                                                       1,327          1,319
    Retained earnings                                    172             38
    Unearned restricted stock                            (50)           (50)
    Cumulative translation adjustment                     (2)            10
                                                     -------        -------

        Total stockholders' equity                     1,448          1,318
                                                     -------        -------

    Total liabilities and stockholders'
      equity                                        $  5,108       $  5,601
                                                     =======        =======
See Notes to Consolidated (Combined) Financial Statements
-------------------------------------------------------------------------------

*Reclassified for comparative purposes


MILLENNIUM CHEMICALS INC.
CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
(In Millions, except share data)

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                            --------------------     -------------------
                                                              1997         1996       1997         1996
                                                                 (Unaudited)              (Unaudited)
Net sales                                                   $   816      $   769     $  2,423   $  2,279
Operating costs and expenses:
    Cost of products sold                                       546          571        1,741      1,711
    Depreciation and amortization                                54           50          160        152
    Selling, development and administrative expenses             59           43          167        136
    Asset impairment and related closure costs                    -           15            -         75
                                                            -------       ------      -------    -------

        Operating income                                        157           90          355        205

Interest expense (primarily to a related party in 1996)          32           63          102        171
Interest income                                                  (1)         (13)          (7)       (25)
Gain on sale of Suburban Propane                                  -            2            -       (210)
Other expense (income)                                            4           15          (40)        (1)
                                                            -------       ------      -------    -------

Income from continuing operations before provision
   for income taxes                                            122            23          300        270
(Provision) benefit for income taxes                           (55)          (13)        (131)      (167)
                                                            ------        ------      -------    -------

Income from continuing operations                               67            10          169        103

Income (loss) from discontinued operations
  (net of income tax of $17 and benefit of $1,269,
  respectively)                                                  -            37            -     (3,167)
                                                            ------        ------      -------    -------

Net income (loss)                                          $    67       $    47     $    169   $ (3,064)
                                                            ======        ======      =======    =======

Per share  information  assuming  76,334,873  shares
  outstanding  during entire period:                       $  0.87       $  0.13     $   2.21   $   1.35
Income per share from continuing operations                 ------        ------      -------    -------
Net income (loss) per share                                $  0.87       $  0.62     $   2.21   $ (40.13)
                                                            ======        ======      =======    =======




See Notes to Consolidated (Combined) financial statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
(In Millions)
                                                              Nine Months Ended
                                                                September 30,
                                                             1997          1996
                                                             ----          ----
                                                                (Unaudited)

Cash flows from operating activities:
  Income from continuing operations                         $    169    $   103
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              160        152
      Asset impairment and related closure costs                   -         75
      Provision for deferred income taxes                         97         64
      Restricted stock amortization                                8          -
          Gain on sale of business                                 -       (210)
    Changes in assets and liabilities:
        (Increase) in trade receivables                          (54)       (12)
        Decrease in inventories                                   27         66
        Decrease in other current assets                          29         80
        Decrease (increase) in investments and
          other assets                                            59        (66)
        Decrease in trade accounts payable                       (38)       (13)
        Decrease in accrued expenses and other
          liabilities and income taxes payable                   (51)       (50)
        (Decrease) increase in other liabilities                 (68)        91
                                                             -------     ------
          Net cash provided by operating activities              338        280

    Cash flows from investing activities:
       Capital expenditures                                     (116)      (223)
       Proceeds from sale of business                              -        733
       Proceeds from sale of fixed assets                          2          7
                                                             -------     ------
          Net cash (used in) provided by investing
            activities                                          (114)       517

Cash flows from financing activities:
  Dividend to stockholders                                         -        (35)
  Net transactions with affiliates                                 -     (1,237)
  Proceeds from long-term debt                                     -        306
  Repayment of long-term debt                                      -       (550)
  (Decrease) increase in notes payable                           (13)       109
                                                              -------    ------
          Net cash (used in) financing activities
                                                                (598)      (822)
  Effect of exchange rate changes on cash                          1          1
                                                              ------     ------
  (Decrease) in cash and cash equivalents                       (373)       (24)

    Cash and cash equivalents at beginning of period             408        412
                                                              ------     ------

    Cash and cash equivalents at end of period               $    35    $   388
                                                              ======     ======

See Notes to Consolidated (Combined) Financial
Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Stockholders' Equity
(In Millions)

                                                                               Unearned     Cumulative
                                                Common Stock       Paid In     Retained     Restricted    Translation
                                             Shares      Amount    Capital     Earnings       Stock       Adjustment      Total
                                             ------      ------    -------     --------       -----       ----------      -----
Balance at December 31, 1996                     77          1     $ 1,319     $   38         $  (50)      $    10        $  1,318
Net income                                                                        169                                          169
Dividend                                                                          (35)                                         (35)
Amortization and adjustment of
  unearned restricted stock                                              8                                                       8
Translation adjustment                                                                                         (12)            (12)
                                             ------     ------      ------      -----          -----        ------         -------
Balance at September 30, 1997 (unaudited)        77          1     $ 1,327     $  172         $  (50)      $    (2)       $  1,448
                                             ======     ======      ======      =====          =====        ======         =======

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements
(In Millions, except for share data)


NOTE 1--BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

Millennium Chemicals Inc. (the "Company") is a leading producer of commodity, industrial, performance and specialty chemicals operating through its subsidiaries: Millennium Petrochemicals Inc. (formerly Quantum Chemical Corporation), Millennium Inorganic Chemicals Inc. (formerly SCM Chemicals Inc. and its non-US affiliates), and Millennium Specialty Chemicals Inc. (formerly Glidco Inc.). On July 28, 1997, the Company and Lyondell Petrochemical Company ("Lyondell") announced an agreement to jointly own and operate the olefins and polymers business of the Company and Lyondell. The partnership will be named Equistar Chemicals, L.P. ("Equistar") (see Note 9).

The Company was incorporated on April 18, 1996, and has been publicly-owned since October 1, 1996, when Hanson PLC ("Hanson") transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company's common stock were distributed pro rata to Hanson's shareholders (the "Demerger"). For periods prior to the Demerger, the financial statements present, on a combined basis, the historical net assets and results of operations of Hanson's chemical operations. Consequently, the Company's results of operations and cash flows prior to October 1, 1996 may not be indicative of what would have been reported if the Company had been a separate entity. For periods subsequent to the Demerger, the financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

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

The combined statements of operations and cash flows for the periods ended September 30, 1996 also include the combined operations of certain non-chemicals businesses ("Discontinued Businesses") which were owned by subsidiaries of Hanson that became subsidiaries of the Company upon the Demerger (see Note 4). The Company sold the Discontinued Businesses to Hanson on October 6, 1996. Since these operations were not a part of the Company upon completion of the Demerger transactions, their historical results of operations have been presented as discontinued operations.

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

Prior to the Demerger, the Company provided certain corporate, general and administrative services to certain other indirect wholly-owned subsidiaries of Hanson ("Prior Affiliates"), including legal, finance, tax, risk management and employee benefit services. Charges for these services, which were allocated to the Prior Affiliates based on the respective revenues of the Company and the Prior Affiliates, reduced the Company's selling and administrative expenses by $6 and $18 for the three months and nine months ended September 30, 1996 respectively. The Company's management believes such method of allocation is reasonable. In addition, prior to the Demerger, a subsidiary of the Company controlled, on a centralized basis, all cash receipts and disbursements received or made by such Prior Affiliates.


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

Inventories: Inventories are stated at the lower of cost or market value. For certain United States ("U.S.") operations, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used by all other subsidiaries. Inventories valued at a LIFO basis were approximately $38 and $45 less than the amount of such inventories valued at current cost at September 30, 1997 and December 31, 1996, respectively

                                              September 30,     December 31,
                                                 1997               1996
                                              (Unaudited)

Inventories consist of the following:
Finished products                               $    253          $    270
In-process products                                   15                12
Raw materials                                        141               165
Other inventories                                     79                68
                                                 -------           -------

                                                $    488          $    515
                                                 =======           =======


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



MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

Dual Residence: The Company is organized under the laws of Delaware and is subject to U.S. federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom ("U.K.") Inland Revenue as to the tax-free treatment of the stock dividend for U.K. tax purposes for Hanson and Hanson shareholders, Hanson agreed with the U.K. Inland Revenue that the Company will continue to be centrally managed and controlled in the U.K. at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the U.K. during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the U.K. Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1 prior to October 1, 2001, when it will expire.

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

The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate debt. The notional amount of these agreements was $750 at September 30, 1997. The fixed rates payable to the Company under these agreements average 5.7875% per annum with terms expiring at various dates through October 1998. At September 30, 1997 the fair values of the Exchangeable Notes and, collectively, the Senior Notes and the Senior Debentures are approximately $36 and $754, respectively, based on estimates obtained from independent financial advisors.

Earnings Per Share: Per share information is computed assuming that the common stock issued as a result of the Demerger had been issued at the beginning of 1996. The weighted average number of common and common equivalent shares outstanding at September 30, 1997 was 76,334,873. Such shares include 1,834,761 of the 2,677,095 restricted shares issued on October 8, 1996, which anticipates the achievement of certain performance based goals through the restricted period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for periods ending after December 31, 1997. SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Had the Company adopted the provisions of SFAS 128 as of January 1, 1997, basic and diluted EPS for the three months and nine months ended September 30, 1997 would have been .89 cents and $2.24, respectively.



MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 3--IMPAIRMENT OF LONG-LIVED  ASSETS

During 1996, the Company recorded a $75 non-recurring charge ($48 after tax) to reduce the carrying value of certain property, plant and equipment employed in sulfate-process manufacturing of TiO2 caused by changes in market conditions and accrue for related closure costs. During the first half of 1996, intense price competition was experienced, as customers of the anatase products associated with the sulfate-process operations sought more cost efficient manufacturing inputs to their applications. As a result of the deterioration of market conditions in the TiO2 industry, the Company decided to implement a program which included a reduction of its sulfate-process manufacturing capacity both in the U.K. and U.S. The 10,000 tonnes per annum sulfate-process plant in Stallingborough, England has been closed, and production at the 66,000 tonnes per annum sulfate-process facility in Baltimore, Maryland has been reduced by approximately one-third. The carrying value of plant and equipment associated with sulfate-process manufacturing was reduced by $60 as a result of evaluating the recoverability of such assets under the unfavorable market conditions existing at that time. The amount of the write-down was determined by comparison to the fair value of the related assets, as determined based on the projected discounted cash flows identified to such assets.


NOTE 4-- DISCONTINUED BUSINESSES SOLD TO HANSON

The  following   represents  the  results  of  operations  of  the  Discontinued
Businesses sold to Hanson:



                                   Three Months Ended     Nine  Months Ended
                                   September 30, 1996     September 30, 1996
                                   ------------------     ------------------

Sales                                  $      555             $    1,444
Pre-tax income (loss)                          54                 (4,436)
Tax (expense) benefit                         (17)                 1,269
                                        ---------              ---------
Net income (loss)                      $       37             $   (3,167)
                                        =========              =========

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













MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                    September 30,   December 31,
                                                        1997           1996
                                                     (unaudited)
Revolving Credit Facility bearing interest
  at either the bank's prime lending rate,
  LIBOR or NIBOR plus .275% at the option of
  the Company plus Facility Fee of .15% to
  be paid quarterly                                  $    994        $   1,540
7% Senior Notes due 2006 (net of unamortized
  discount of $.5 and $.5)                                500              500
7.625% Senior Notes due 2026 (net of
  unamortized discount of $1.1 and $1.1)                  249              249
2.39% Senior Exchangeable  Discount Notes due
  2001 (net of unamortized  discount of $5
  and $6)                                                  38               37
Debt payable through 2007 at interest rates
  ranging from 4% to 11%                                   35               40
Less current maturities                                    (8)              (6)
                                                      -------          -------
                                                     $  1,808         $  2,360
                                                      =======          =======

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

The indenture under which the Senior Notes and Senior Debentures are issued contains certain covenants that limit, among other things, (i) the ability of Millennium America Inc. and its Restricted Subsidiaries (as defined) to grant liens or enter into sale and lease-back transactions, (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness, and (iii) the ability of Millennium America Inc. and the Company to merge, consolidate or transfer substantially all of their respective assets.

The Exchangeable Notes have a stated interest rate of 2.39% per annum which, when combined with the implicit interest yield attributable to the original issue discount to par ("OID"), represents a yield to maturity of 6.0%. The notes are not callable until March 1, 1999. Each holder of a note has a benefit of a right (an "ADS Right"), not separately tradable, which is exercisable at the holder's option until March 1, 2001 to cause the holder's notes to be exchanged for Hanson ADSs, with each ADS representing five ordinary shares of 2 pounds sterling each in the capital of Hanson.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS--continued

The exchange ratio is currently set at 12.182 ADSs per $1,000 principal amount of maturity of the notes. At September 30, 1997, the closing price of Hanson ADSs on the New York Stock Exchange was $24.125 per ADS.


NOTE 6--COMMITMENTS AND CONTINGENCIES

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceeding are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites.

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

The Company believes that the range of potential liability for the above matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $195 and has accrued $195 as of September 30, 1997.

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


NOTE 7--OPERATIONS BY INDUSTRY SEGMENTS

The Company's principal operations (excluding its interest in Suburban Propane Partners) are grouped into five business segments: polyethylene and related products, acetyls and ethyl alcohol, performance polymers, titanium dioxide and related products, and specialty chemicals.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions, except for share data)


NOTE 7--OPERATIONS BY INDUSTRY SEGMENTS--Continued

The following is a summary of the Company's operations by industry segment:

                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                          ---------------------        --------------------
                                                            1997         1996            1997         1996
                                                               (unaudited)                  (unaudited)
Net Sales:
    Polyethylene and related products                     $   354       $   344         $  1,067     $   944
    Acetyls and ethyl alcohol                                 111            91              314         294
    Performance polymers                                       98            88              291         274
    Titanium dioxide and related products                     217           215              639         670
    Specialty chemicals                                        36            31              112          97
                                                           ------        ------          -------      ------
                    Total                                 $   816       $   769         $  2,423     $ 2,279
                                                           ======        ======          =======      ======

Depreciation and Amortization:
    Polyethylene and related products                     $    30       $    26         $     88     $    77
    Acetyls and ethyl alcohol                                   7             5               21          18
    Performance polymers                                        5             6               15          16
    Titanium dioxide and related products                      10            12               32          38
    Specialty chemicals                                         2             1                4           3
                                                           ------        ------          -------      ------
                    Total                                 $    54       $    50         $    160     $   152
                                                           ======        ======          =======      ======

Operating income:
    Polyethylene and related products                     $    88       $    68         $    205     $   112
    Acetyls and ethyl alcohol                                  25            11               55          39
    Performance polymers                                       12             9               24          32
    Titanium dioxide and related products                      22            (6)              38          (6)
    Specialty chemicals                                        10             8               33          28
                                                           ------        ------          -------      ------
                    Total                                 $   157       $    90         $    355     $   205
                                                           ======        ======          =======      ======


It is proposed that substantially all of the Company's polyethylene and related products segment, performance polymers segment and the ethyl alcohol portion of the acetyls and ethyl alcohol segment will be contributed to Equistar (see note
9). Equistar will be accounted for on an equity basis.


NOTE 8--INFORMATION ON MILLENNIUM AMERICA

Millennium America Inc. ("MAI") is a wholly-owned subsidiary of the Company and the holding company for all of the Company's operating subsidiaries other than its operations in the U.K. and Australia.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions except share data)


NOTE 8--INFORMATION ON MILLENNIUM AMERICA--Continued

MAI is also the issuer of the Senior Notes, the Senior Debentures and Exchangeable Notes and a borrower under the Credit Agreement, all of which are fully and unconditionally guaranteed by the Company. Summarized financial information for MAI is as follows:

                                                  September 30,  December 31,
                                                      1997           1996
                                                   (Unaudited)

Current assets                                      $     925      $   1,258
Noncurrent assets                                       3,842          3,973
                                                     --------       --------
   Total assets                                     $   4,767      $   5,231
                                                    =========       ========

Current liabilities                                $      586      $     707
Noncurrent liabilities                                  3,254          3,418
Invested capital                                          927          1,106
                                                    ---------       --------
   Total liabilities and invested capital          $    4,767      $   5,231
                                                    =========       ========

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                        1997           1996       1997          1996
                                                            (unaudited)               (unaudited)
Net sales                                              $  727        $  673      $  2,169     $  1,988
Operating income                                          148            78           342          156
Income from continuing operations                          63             4           167           79
Net income (loss)                                          63            41           167       (3,088)

Separate  consolidated   financial  statements  of  MAI  are  not  presented  as
management has determined that they would not be material to investors.


NOTE 9--JOINT VENTURE

On July 28, 1997 the Company and Lyondell announced an agreement to form a joint venture partnership to own and operate the olefins and polymers and ethyl alcohol businesses of the Company and Lyondell. The partnership will be named Equistar Chemicals, L.P.. It is expected to be the largest producer of ethylene and polyethylene in North America with expected revenues of $5 billion and book assets totaling $5 billion. Equistar will be 57% owned by Lyondell and 43% by the Company. It will be managed by a Partnership Governance Committee consisting of three representatives of each of Lyondell and the Company. Approval of Equistar's strategic plans and other major decisions will require the consent of representatives of both partners. All decisions of Equistar's Governance Committee that do not require unanimity between Lyondell and the Company may be made by Lyondell's representatives alone. Management of Equistar will include officers from both companies who will be employees of Equistar when the venture closes. Dan F. Smith, Lyondell's Chief Executive Officer, will serve as Equistar's Chief Executive Officer.






MILLENNIUM CHEMICALS INC.
Notes to Consolidated (Combined) Financial Statements-Continued
(In Millions except share data)


NOTE 9--JOINT VENTURE--continued

Equistar will have 13 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest, producing ethylene, propylene, polyethylene (high-density, low-density and linear-low-density), polypropylene, ethyl alcohol, butadiene, aromatics, MTBE and other associated products. Equistar initially will have $1.745 billion of debt including $745 million of existing Lyondell debt. Although Equistar will assume primary responsibility for such existing Lyondell debt, Lyondell will continue to be liable for such debt. In addition, Lyondell will provide a $345 million note payable to Equistar. MAI will guarantee $750 million of Equistar's debt. It is contemplated that Equistar will distribute all available net operating cash (as defined) pro rata to the partners on a monthly basis.

The Company will contribute to Equistar substantially all of the net assets and businesses comprising its polyethylene and related products and performance polymers segments and the ethyl alcohol portion of the acetyls and ethyl alcohol segment. The Company will retain the accounts receivable and substantially all the accounts payable and accrued expenses from its contributed businesses and receive approximately $750 million in cash upon formation of Equistar. Not included in Equistar are Millennium Petrochemicals' acetic acid, vinyl acetate and methanol businesses. Also excluded from Equistar are Millennium Inorganic Chemicals and its non-US affiliates, Millennium Specialty Chemicals, and Millennium's equity interest in Suburban Propane Partners.

Lyondell will contribute substantially all of the net assets and businesses comprising its petrochemicals segment, except for retained accounts payable and accrued expenses. Not included in the Venture are Lyondell's 58% interest in Lyondell-CITGO Refining Co. Ltd. and its 75% interest in Lyondell Methanol (a joint venture with MCN Investment Corp.).

MAI is soliciting consents from the holders of the Exchangeable Notes, and will solicit consents from the holders of the Senior Notes and Senior Debentures, to certain amendments to the indentures under which such securities were issued. These amendments will permit the transaction involved in creating Equistar without compliance by the Company or MAI with the relevant indenture covenants, the application of which the Company believes is uncertain under the circumstances. MAI is offering to purchase the Exchangeable Notes in conjunction with such solicitation.

The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders at special meetings scheduled to be held on November 20, 1997 and satisfaction of certain other conditions. Equistar is expected to commence operations by year end.

NOTE 10--SUBSEQUENT EVENT

On October 17, 1997, the Company announced its intention to purchase from Rhone-Poulenc Chimie S.A. its titanium dioxide (TiO2) and certain specialty and intermediate chemicals subsidiaries located in France. The Company and Rhone-Poulenc hope to complete the transaction before the end of this calendar year, subject to a definitive agreement being signed and all necessary clearances being obtained.

ITEM 2. Management's Discussion Analysis Of Financial Condition and Results Of Operations


Results of Operations

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

The Company had operating income of $157 million for the three months ended September 30, 1997, an increase of $67 million (74%) from the three months ended September 30, 1996. Net sales of $816 million for the 1997 quarter increased $47 million (6%) over the 1996 quarter. The 1996 quarter included a non-recurring charge of $15 million for closure costs related to certain sulphate process facilities. Excluding such charge, 1997 operating income increased 50% over the comparable quarter of the prior year. This increase in operating income is due primarily to higher selling prices and lower feedstock costs in the polyethylene and related products segment together with improved volumes and production costs in the titanium dioxide and related products segment .

Net income for the third quarter of 1997 was $67 million or $.87 per share. Net income from continuing operations for the third quarter of 1996 would have been $33 million or $.43 cents per share, assuming post-Demerger debt levels and corporate expenses and excluding the non-recurring charge mentioned above.

Polyethylene and Related Products: Net sales of polyethylene and related products were $354 million for the third quarter of 1997, an increase of $10 million (3%) from the prior year's quarter. Compared to the third quarter of 1996, operating income increased $20 million to $88 million, with higher selling prices and lower raw material costs more than offsetting slightly lower volumes. Average selling prices for the quarter were 2% higher than the third quarter of last year but 3% lower than the second quarter of 1997. Significantly lower raw material costs offset the decline in prices from the second quarter. The ethylene markets have remained fairly stable during the quarter, as industry outages kept supplies tight. The Company expects prices to decline and feedstock costs to increase in the fourth quarter, with net sales and operating income expected to continue to decline into 1998.

Acetyls and Ethyl Alcohol: Net sales of acetyls and ethyl alcohol increased $20 million (22%) while operating income more than doubled to $25 million due mainly to higher selling prices in most product lines, lower costs and slightly higher volume. Average selling prices for VAM, methanol and acetic acid were 11%, 20% and 9%, higher, respectively, than the previous year's quarter. Cost efficiencies are being realized from the natural gas conversion of the Syngas facility; however, operational problems were experienced during the quarter, limiting production. Third party volumes for methanol, while 33% higher than last year's quarter, were 26% below the Company's expectations for the quarter.

Performance Polymers: Net sales of performance polymers for the third quarter increased $10 million (11%) over the 1996 quarter to $98 million. Operating income increased $3 million (33%) to $12 million as a result of generally higher volumes due to strong demand. The effects of excess industry capacity in polypropylene partially offset growth in the wire and cable business, where volumes and prices continued to improve due to strong demand. These trends are expected to continue for the balance of 1997.

Titanium Dioxide and Related Products: Operating income for the third quarter of 1997 was $22 million, an increase of $13 million (144%) from the comparable quarter of 1996, excluding the $15 million charge taken in 1996 for closure costs relating to certain sulfate-process manufacturing facilities. Net sales of $217 million were in line with the prior year's quarter, with volumes up approximately 5% from the 1996 quarter due to strong demand in all regions.

Worldwide average TiO2 selling prices were 3.9% lower than the third quarter of 1996, reflecting the steep decline in prices beginning in the second quarter of last year. Price increases were implemented during the second and third quarters of 1997 and reversed this downward trend, with third quarter prices 2.4% higher than the second quarter. Price increases in all regions have been announced to take effect in the fourth quarter of this year.

The strong British pound continues to hinder the success of price increases in Europe, with exchange rate fluctuations absorbing the effect of any increases. In Asia/Pacific markets, prices are generally rising due to tight supply. Currently, profits overall are expected to continue improving in the fourth quarter of 1997, as price increases take effect and the significant focus on cost reduction programs continues.

Specialty Chemicals: Fragrance and flavor chemicals continued its record performance with operating income increasing 25% to $10 million for the third quarter 1997. Net sales for the quarter increased $5 million (16%) to $36 million, primarily due to a 9% increase in sales volume and an 8% increase in average selling prices. Partially offsetting this improvement were higher CST costs, which increased 25% over the 1996 quarter and 7% over the second quarter of 1997, to $1.78 per gallon. Further increases in CST prices are expected as demand continues to grow. Demand levels continue to hold steady and are expected to continue through year end.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company had operating income of $355 million for the nine months ended September 30, 1997, an increase of $150 million (73%) from the nine months ended September 30, 1996, and net sales of $2,423 million, an increase of $144 million (6%) from the 1996 period. The nine months ended September 30, 1996 included a $75 million non-recurring charge to reduce the carrying value of certain facilities employed in the sulfate-process manufacturing of TiO2 products and related closure costs. Excluding such charges, operating income for 1997 increased 27% over 1996. This increase is primarily due to higher selling prices in the polyethylene and related products segment offsetting the impact of higher feedstock costs and lower selling prices in TiO2.

Net income for the nine months ended September 30, 1997 was $169 million or $2.21 per share, including a one- time gain from an insurance settlement of $46 million ($28 after tax) relating to a 1989 explosion and fire at the Morris, Illinois plant. Excluding this gain, earnings per share would have been $1.85. Net income from continuing operations for the same period in 1996 would have been $90 million or $1.18 per share, assuming post-Demerger debt levels and corporate expenses, and excluding the $75 million ($48 after tax) non-recurring charges and a $88 million after-tax gain related to the disposal of 73.6% of the Company's interest in Suburban Propane in the first quarter of 1996.

Polyethylene and Related Products: Net sales of polyethylene and related products were $1,067 million for the nine months ended September 30, 1997, an increase of $123 million (13%) from the same period in 1996. Compared to the nine months of 1996, operating income increased $93 million (83%) to $205 million. Average selling prices were 12% higher than the 1996 nine months, offsetting higher ethylene costs (which peaked in January 1997). These higher costs allowed for price increases to be implemented. Prices are expected to decline in the fourth quarter.

Acetyl and Ethyl Alcohol: Net sales of acetyl and ethyl alcohol for the nine months ended September 30, 1997 increased $20 million over the same period in 1996 to $314 million. Operating income increased $16 million (41%) to $55 million. Despite some continued mechanical difficulties at the Syngas facility, the conversion of the unit to natural gas had an $8 million favorable impact on costs for the nine months of 1997. This, along with higher selling prices, more than offset lower volume and higher feedstock prices. Volumes for acetic acid and VAM were 17% and 1%, respectively, lower during the 1997 period than the 1996 period, as a result of production limitations arising from the mechanical difficulties.

Performance Polymers: Net sales of performance polymers for the nine months ended September 30, 1997 increased 6% compared to the same period in 1996, while operating income decreased $8 million (25%) to $24 million. Higher raw material costs, mainly ethylene, propylene and base resins, primarily account for the decrease in operating income. While demand and pricing were strong in the wire and cable market, demand for polypropylene was depressed due to excess industry capacity.

Titanium Dioxide and Related Products: Operating income for the nine months ended September 30, 1997 decreased $31 million (45%) to $38 million compared to the same period in 1996, excluding the $60 million non-recurring charge to reduce the carrying value of certain sulfate-process manufacturing facilities and related closure costs of $15 million taken during the nine months of 1996. During the 1997 period, worldwide average TiO2 prices were 9.6% lower than the 1996 period, reflecting the decline in prices over the past twelve months. The second and third quarter of 1997 saw a reversal of this downward trend, with third quarter average worldwide prices 2.4% higher than average prices in the quarter ended June 30, 1997.

Sales volume during the nine months ended September 30, 1997 were 5% higher than the same period in 1996 with strong demand in Europe and the Asia/Pacific markets. Profits should improve as price increases continue to be implemented and cost saving initiatives are realized.

Specialty Chemicals: Fragrance and flavor chemicals continued its record performance with operating income for the nine months ended September 30, 1997 increasing 14% over the same period in 1996 to $32 million. Net sales for the nine months ended September 30, 1997 increased $17 million (18%) to $112 million. A 9% increase in sales volume and an 8% increase average selling prices have more than offset the continuing rise in CST prices, up 25% compared to 1996. Further increases in CST prices are expected as demand continues to grow.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operations and borrowings under the Credit Agreement. Net cash provided by operating activities was $338 million for the nine months ended September 30, 1997 compared with net cash provided by operating activities of $280 million in the same period of 1996 due mainly to a 27% increase in operating income, proceeds of $49 million received from an insurance settlement and favorable interest and corporate expense levels in 1997 compared to pre-Demerger levels.

Net cash used in investing activities was $114 million in the nine months ended September 30, 1997, compared with net cash provided of $517 million in the same period of 1996. The 1996 period primarily benefited from the March 1996 sale of a 73.6% interest in Suburban Propane. Capital expenditures of $116 million for the 1997 period were $107 million less than in the 1996 period. Capital expenditures for the full year 1997 are now expected to be at or slightly above depreciation of approximately $170 million.

Net cash used in financing activities was $598 million in the nine months ended September 30, 1997 compared with net cash used of $822 million in the same period in 1996. The 1997 period principally reflected the repayment of long-term debt. The 1996 period primarily reflected pre-Demerger transactions with Prior Affiliates.

During the nine months ended September 30, 1997, gross debt declined $550 million, including $358 million as a result of the Company's application of the net proceeds of selling several offshore subsidiaries whose principal holdings were sterling and dollar deposits. Net debt (i.e., gross debt less available cash) decreased $190 million during this time, primarily from operational cash flow generated. As a result, the ratio of net debt to total capital at September 30, 1997 was 56%, a five percentage-point improvement from the 1996 year end.

Upon the closing of Equistar, the Company will receive $750 million in cash drawn under Equistar's new bank credit facilities. The Company will apply this payment, together with approximately $250 million expected to be collected within 90 days after such closing date from retained accounts receivable, to reduce the Company's bank debt. The commitments under the Credit Agreement will be reduced to $750 million on the Equistar closing date and will be reduced permanently to $500 million 90 days thereafter.

In connection with the formation of Equistar, the Company intends to obtain consents to certain amendments to the indentures under which the Exchangeable Notes, Senior Notes and Senior Debentures were issued and, in conjunction therewith, is offering to purchase the Exchangeable Notes (see Note 9).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Master Transaction Agreement between Lyondell Petrochemical Company and Millennium Chemicals Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 1997)
               10.2 First Amendment to Master Transaction Agreement between Lyondell Petrochemical Company and Millennium Chemicals Inc.(incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
               10.3 Limited Partnership Agreement of Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
               10.4 Form of Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium Chemicals LP LLC and Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
               10.5 Form of Parent Agreement among Lyondell Petrochemical Company, Millennium Chemicals Inc. and Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17,
                        1997)
               10.6 Amendment Number One to the Millennium Chemicals Inc. Long-Term Incentive Plan
               11.1     Statement re:  computation of per share earnings
               27.1     Financial Data Schedule


         (b) The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1997 and through the date hereof.

                  Date of Report    Item No.           Financial Statements

                  July 25, 1997        5                       None

                  October 17, 1997     5                       None

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MILLENNIUM CHEMICALS INC.


         Date:  November 14, 1997          __________________________
                                           John E. Lushefski
                                           Senior Vice President and Chief
                                           Financial Officer (as duly
                                           authorized officer and principal
                                           financial officer)

                                  EXHIBIT INDEX


        10.1 Master Transaction Agreement between Lyondell Petrochemical Company and Millennium Chemicals Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 1997)
        10.2 First Amendment to Master Transaction Agreement between Lyondell Petrochemical Company and Millennium Chemicals Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
        10.3 Limited Partnership Agreement of Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
        10.4 Form of Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium Chemicals LP LLC and Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
        10.5 Form of Parent Agreement among Lyondell Petrochemical Company, Millennium Chemicals Inc. and Equistar Chemicals, LP (incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 1997)
        10.6 Amendment Number One to the Millennium Chemicals Inc. Long-Term Incentive Plan
        11.1     Statement re:  computation of per share earnings
        27.1     Financial Data Schedule