Form 10-K
period 1997-12-31
MILLENNIUM CHEMICALS INC
filed 1998-03-31
CIK 1018099

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ___________ TO ___________
                        COMMISSION FILE NUMBER: 1-12091
                            ------------------------
                           MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                      DELAWARE                                                        22-3436215
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                 230 HALF MILE ROAD                         07701              (PRIOR TO APRIL 1, 1998,
                    P.O. BOX 7015                        (ZIP CODE)          THE ADDRESS OF THE PRINCIPAL
                RED BANK, NEW JERSEY                                             EXECUTIVE OFFICE WAS:
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   99 WOOD AVENUE SOUTH,
                                                                               ISELIN, NEW JERSEY 08830)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732-933-5000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                     ON WHICH REGISTERED
------------------------------------                          ------------------------
Common Stock, par value $0.01 per                              New York Stock Exchange
  share (including rights to purchase
  Series A Preferred Stock)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates as of March 20, 1998 (based upon the closing price of $31.00 per common share as quoted on the New York Stock Exchange) is approximately $2,283,000,000. For purposes of this computation, the shares of voting stock held by directors, officers and the registrant's employee benefit plans were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 20, 1998 was 77,383,646 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K as indicated herein. Portions of the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                                                          PAGE
----                                                                                                          ----
                                                      PART I
 1.    Business............................................................................................     3
 2.    Properties..........................................................................................    23
 3.    Legal Proceedings...................................................................................    24
 4.    Submission of Matters to a Vote of Security Holders.................................................    25

                                                     PART II
 5.    Market for the Registrant's Common Equity and Related Shareholder Matters...........................    26
 6.    Selected Financial Data.............................................................................    26
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    26
 8.    Financial Statements and Supplementary Data.........................................................    26
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    26

                                                     PART III
10.    Directors and Executive Officers of the Registrant..................................................    26
11.    Executive Compensation..............................................................................    27
12.    Security Ownership of Certain Beneficial Owners and Management......................................    27
13.    Certain Relationships and Related Transactions......................................................    27

                                                     PART IV
14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................    27

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in the Annual Report to Shareholders for the year ended December 31, 1997, and in this Annual Report on Form 10-K, including, without limitation, the statements under 'Business -- Strategy' included in this Annual Report on Form 10-K and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in the Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K, are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ('Cautionary Statements') include: material changes in the relationship between industry production capacity and operating rates on the one hand, and demand for the products of Millennium Chemicals Inc. (the 'Company') and Equistar Chemicals, LP ('Equistar'), including ethylene, polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; competitive technology positions; and failure to achieve the Company's or Equistar's productivity improvement and cost-reduction targets or to complete construction projects on schedule.

     Some of these Cautionary Statements are discussed in more detail under 'Business' in this Annual Report on Form 10-K and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Annual Report to Shareholders. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1. BUSINESS

     Millennium Chemicals Inc. (the 'Company') is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

     The Company has three principal operating subsidiaries: Millennium Inorganic Chemicals Inc. (collectively, with its non-U.S. affiliates, 'Millennium Inorganic Chemicals', formerly known as SCM Chemicals Inc.); Millennium Petrochemicals Inc. ('Millennium Petrochemicals', formerly known as Quantum Chemical Corporation); and Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals', formerly known as Glidco Inc.) The Company also owns a 43% interest in Equistar Chemicals, LP ('Equistar'), a joint venture formed by the Company and Lyondell Petrochemical Company ('Lyondell') to jointly own and operate the olefins and polymers businesses of the Company and Lyondell. Equistar commenced operations on December 1, 1997. The Company accounts for its 43% interest in Equistar as an equity investment.

     The Company has leading market positions in the United States ('U.S.') and the world:

           Millennium Inorganic Chemicals is the second-largest producer of titanium dioxide ('TiO2') in the world, with manufacturing facilities in the U.S., the United Kingdom ('U.K.'), France and Australia. Millennium Inorganic Chemicals is also the largest merchant producer of titanium tetrachloride ('TiCl4') in the U.S. and Europe;

           Millennium Petrochemicals is the second-largest producer of acetic acid and vinyl acetate monomer ('VAM') in the U.S. and the fifth-largest producer of methanol in the U.S.;

           Millennium Specialty Chemicals is the world's largest producer of terpene fragrance chemicals, the world's second-largest manufacturer of cadmium-based pigments and a major producer of silica gel; and

           Through its 43% interest in Equistar, the Company is a partner in the largest producer of ethylene and polyethylene in the U.S., and a leading producer of performance polymers, ethyl alcohol, aromatics and specialty chemicals.

     In addition, an indirect subsidiary of the Company serves as the general partner of Suburban Propane Partners, L.P. ('Suburban Propane'), a publicly-traded limited partnership which, through an operating partnership, is the third-largest retail marketer of propane in the U.S. The Company owns a 2% general partnership interest and a 24.4% subordinated limited partnership interest, each on a combined basis, in these partnerships. The Company accounts for its 26.4% interest in Suburban Propane as an equity investment.

DEVELOPMENT OF BUSINESS

     The Company has been an independent, publicly-owned company since its demerger (i.e., spin-off) on October 1, 1996 (the 'Demerger') from Hanson PLC ('Hanson'). In connection with the Demerger, Hanson transferred its chemical operations to the Company and the Company issued to Hanson's shareholders all of the Company's then outstanding Common Stock, par value $.01 per share (the 'Common Stock'). For additional information concerning the Demerger, see Note 1 to the Company's Consolidated (Combined) Financial Statements included in the Company's Annual Report to Shareholders.

     In July 1997, the Company and Lyondell announced an agreement to combine their olefins and polyolefins businesses to form a joint venture. Following approval by the shareholders of the Company and Lyondell, Equistar began operations on December 1, 1997. The Company contributed to Equistar substantially all of the assets comprising its polyethylene, alcohol and related products business segment, which had been owned by Millennium Petrochemicals. In exchange, the Company received a 43% interest in Equistar, Equistar repaid $750 million of debt due to the Company from its contributed businesses, the Company retained $250 million of certain accounts receivable and Equistar assumed certain liabilities from the Company. A subsidiary of the Company guaranteed $750 million of Equistar's newly issued bank debt. The Company used the $750 million received from Equistar, together with collected proceeds of the retained accounts receivable, to repay debt under its revolving credit facility. Lyondell contributed to Equistar substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note. In exchange, Lyondell received its 57% interest in Equistar, and Equistar assumed $745 million of Lyondell's debt and certain liabilities from Lyondell.

     On December 31, 1997, the Company completed the purchase of the shares of Thann et Mulhouse S.A. ('Thann et Mulhouse'), the TiO2, TiCl4 and specialty chemicals subsidiary of Rhone-Poulenc Chimie S.A. ('Rhone-Poulenc'), for $185 million, including assumed debt, establishing Millennium Inorganic Chemicals as the world's second-largest producer of TiO2, based on reported production capacities.

     On March 20, 1998, the Company, Lyondell and Occidental Petroleum Corporation ('Occidental') announced the signing of a definitive agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. Occidental will contribute the net assets of these businesses (including approximately $200 million of related debt) to Equistar. Equistar will borrow an additional $500 million, approximately $425 million of which will be distributed to Occidental and $75 million of which will be distributed to the Company. The transaction, which is subject to a number of conditions (including approval by Occidental's Board of Directors, the receipt of certain regulatory approvals and the amendment of Equistar's credit facility to provide an additional $500 million in debt), is expected to close by mid-year 1998. Upon the completion of the transaction, Equistar will be owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company.

     For additional information concerning the Thann et Mulhouse acquisition and Equistar, see Notes 2 and 13 to the Company's Consolidated (Combined) Financial Statements included in the Company's Annual Report to Shareholders.

     The Company was incorporated in Delaware on April 18, 1996. The Company's U.K. office is located at LaPorte Road, Stallingborough, Grimsby, North East Lincolnshire, DN40 2PR, England. Its U.K. telephone number is 0345-662663. The Company's principal executive offices in the U.S. are located at 230 Half Mile Road, P.O. Box 7015, Red Bank, New Jersey 07701. Its U.S. telephone number is
(732) 933-5000.

     In this Annual Report: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires; (ii) references to the activities of, and financial information with respect to, the Company prior to October 1, 1996, are to the historical activities and combined historical financial information of the businesses that were transferred to the Company by Hanson in connection with the Demerger; (iii) references to 'tonnes' are to metric tons, equal to 1,000 kilograms or 2,204.6 pounds, and references to 'tpa' are to tonnes per annum; and, (iv) references to the Company's and Equistar's annual rated capacity and annual production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                                    STRATEGY

     The Company's strategy is to maximize long-term cash flow, and thereby create value, through improved efficiency at existing operations, disciplined capital expenditures, selective dispositions, selective acquisitions of intermediate and specialty chemical businesses, and the reduction of leverage. In addition to building upon its leading market positions in its existing lines of business, the Company will seek to increase efficiency and reduce costs at its existing businesses, including Equistar, focus its production on more profitable value-added products, expand its operations worldwide and increase the proportion of its business that is less cyclical in nature. The Company emphasizes stock ownership by management and links a significant portion of management's compensation to the achievement of performance targets, including targets based on economic value creation and the Company's performance relative to its industry peers.

     The following are key elements of the Company's strategy:

     Expand Existing Businesses and Increase the Proportion of Business that is Less Cyclical. The Company seeks to capitalize upon the leading market positions of Millennium Inorganic Chemicals,

Millennium Petrochemicals and Millennium Specialty Chemicals by expanding in domestic and international markets through capital expenditures and, as opportunities permit, selective acquisitions. On December 31, 1997, the Company completed its acquisition of the TiO2 assets and certain specialty and intermediate chemical operations of Rhone-Poulenc's Thann et Mulhouse subsidiary, establishing the Company as the world's second-largest producer of TiO2, based on reported production capacities. In addition, Millennium Inorganic Chemicals' expansion project in Stallingborough, U.K., is on target to be completed at the end of 1998, with production ramping up in early 1999. This expansion project will add 41,000 tpa to Millennium Inorganic Chemicals' capacity, thus increasing its total global capacity to 652,000 tpa. The formation of Equistar by the Company and Lyondell on December 1, 1997, reduced the Company's exposure to the cyclical ethylene and polyethylene business by approximately 28%. Due to the conversion of Millennium Petrochemicals' syngas plant in late 1996 from residuum (heavy oil) to natural gas feedstock, methanol capacity increased from 140 million gallons to 207 million gallons per year and methanol production costs were reduced substantially.

     Maintain Low-Cost Position in Commodity, Industrial and Performance Chemicals. The Company seeks to increase the competitiveness of its commodity, industrial and performance chemicals businesses by improving the efficiency of existing operations through ongoing investment in technology, new processes and equipment. Millennium Inorganic Chemicals' program to remove at least $200 per metric ton of costs from its TiO2 production compared to 1996 levels is well under way, with more than half of that goal achieved by the end of 1997. The Company has instituted a $48 million global SAP software-supported business improvement project which is scheduled for completion in July 1999. This project is designed to make the Company a more efficient, globally-integrated operation. Millennium Petrochemicals' syngas plant conversion in 1996 reduced its methanol production costs significantly. The Company believes that Equistar will generate incremental synergistic benefits exceeding $150 million per annum by 2000, and over $275 million with the addition of Occidental's operations.

     Increase Production and Marketing of Value-Added Products. The Company seeks to expand its position as a supplier of less cyclical, value-added intermediate and specialty chemicals, which historically command higher margins than commodity chemicals. Millennium Inorganic Chemicals will commence construction in 1998 of a new $18 million technical center near Baltimore, Maryland. The new center should help foster innovations and allow better products to be brought to market in a shorter time frame. Millennium Specialty Chemical's expansion project, launched in 1995, was successfully completed in 1997, resulting in a cumulative increase of approximately 80% in its capacity for producing linalool and geraniol, two major fragrance chemicals. Millennium Specialty Chemicals is now rolling out the next phase of its expansion and cost-reduction projects, with 1998 capital expenditures forecast to reach $27 million, and is currently studying an expansion of its silica gel production capacity. In addition, the Company's acquisition of Thann et Mulhouse included certain intermediate and specialty chemical businesses, including TiCl4 and zirconium-based compounds.

     Emphasize Management Stock Ownership and Performance-Based Compensation. In order to align the interests of the Company's management and shareholders, the Company has established guidelines for significant investment by management in Common Stock. The Company's top 28 executive officers and senior managers owned shares of Common Stock with a market value of over $10.8 million at March 20, 1998 (including shares purchased under the Company's Salary and Bonus Deferral Plan, some of which are subject to forfeiture, but not including restricted Common Stock awarded under the Company's Long Term Stock Incentive Plan). In addition, management's long-term incentive compensation (including the vesting of 75% of the awards of restricted stock) is dependent upon the achievement of performance goals based on value creation targets and the Company's performance relative to industry peers. Information relating to these guidelines and plans is presented under the heading 'Executive Compensation' in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

     Provide a Safe and Ethical Workplace. The Company seeks to provide a safe and ethical workplace environment that encourages open communication, personal development, teamwork and reward for positive contribution to the achievement of its goals. As a member of the Chemical Manufacturers Association, the Company is committed to support a continuing effort to improve the industry's responsible management of chemicals. To that end, the Company has formed a Responsible Care'r' committee to promote the principles and practices of Responsible Care to all our sites, to ensure that the Company is a leader in Responsible Care health, safety and environmental performance, and to set safety performance goals, share best practices and focus on ways to implement Responsible Care initiatives.

                               BUSINESS SEGMENTS

     The Company's principal operations are grouped into four business segments:
'titanium dioxide and related products,' which are produced by Millennium Inorganic Chemicals; 'acetyls,' which are produced by Millennium Petrochemicals; 'specialty chemicals,' which are produced by Millennium Specialty Chemicals and Millennium Inorganic Chemicals; and 'polyethylene, alcohol and related products,' which were produced by Millennium Petrochemicals prior to December 1, 1997. On December 1, 1997, the Company contributed the businesses comprising the polyethylene, alcohol and related products segment to Equistar. Results of these businesses for the eleven months ended November 30, 1997, prior to such contribution, are included in the Company's Consolidated (Combined) Financial Statements. Since December 1, 1997, the Company's 43% interest in Equistar is accounted for as an equity investment. The Company's 26.4% interest in Suburban Propane is also accounted for as an equity investment. (See Note 12 of the Company's Consolidated (Combined) Financial Statements included in the Company's Annual Report to Shareholders for financial information about the Company's business segments. See the Financial Statements of Equistar included in this Annual Report on Form 10-K for financial information about Equistar.)

                               PRINCIPAL PRODUCTS

     The following is a description of the Company's principal products at December 31, 1997:

                   PRODUCT                                                    USES
---------------------------------------------  ------------------------------------------------------------------
Titanium dioxide and related products:
     Titanium dioxide ('TiO2')...............  A non-hazardous white pigment used to provide whiteness, brightness and opacity in a variety of consumer and industrial products, including paints and coatings, plastics, paper and rubber.
     Titanium tetrachloride ('TiCl4')........  The intermediate product in making TiO2. TiCl4 is also used for:
                                               the manufacture of titanium metal, which is used to make a wide variety of products including eyeglass frames, aerospace parts and golf clubs; the manufacture of catalysts and specialty pigments;
                                               and as a surface treatment for glass.
Acetyls:
     Vinyl acetate monomer ('VAM')...........  A petrochemical product used to produce adhesives, water-based paints, textile coatings, paper coatings and a variety of polymer products.
     Acetic acid.............................  A feedstock used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles) and industrial solvents.
     Methanol................................  A feedstock used to produce: acetic acid; methyl tertiary butyl ether ('MTBE'), a gasoline additive; and formaldehyde.
Specialty chemicals:
     Terpene fragrance chemicals.............  Components blended together to make fragrances and flavors used in detergents, soaps, personal care items, perfumes and food
                                               products.

                                                  (table continued on next page)

(table continued from previous page)

                   PRODUCT                                                    USES
---------------------------------------------  ------------------------------------------------------------------
     Cadmium-based pigments..................  Inorganic colors used in engineered plastics, artist's colors, ceramics, inks, automotive refinish coatings, coil and extrusion coatings, aerospace coatings and specialty industrial finishes.
     Silica gel..............................  Inorganic product used to reduce gloss and to control flow in coatings. Also used to stabilize and extend the shelf life of beer, plastic films, powdered food products and pharmaceuticals.
     Zirconium-based compounds...............  Chemicals used to enhance optics, in coloring for ceramics and in pigment surface treatment.
     Specialty TiO2..........................  Micropure and ultra-fine products for optical, electronic, and ultra-violet absorption applications.

                         MILLENNIUM INORGANIC CHEMICALS

TITANIUM DIOXIDE

     Millennium Inorganic Chemicals is the second-largest producer of TiO2 in the world, based on reported production capacities. TiO2 is a white pigment used for imparting whiteness, brightness and opacity in a wide range of products, including paints and coatings, plastics, paper and elastomers.

     The following table sets forth Millennium Inorganic Chemicals' TiO2 annual production capacity, as of December 31, 1997, using the chloride process and the sulfate process discussed below, and the approximate percentage of its total production capacity represented by each such process.

                 MILLENNIUM INORGANIC CHEMICALS RATED CAPACITY
                         METRIC TONS PER ANNUM ('TPA')

PROCESS                                                              CAPACITY
------------------------------------------------------------------   --------

Chloride..........................................................    429,000     (70%)
Sulfate(*)........................................................    182,000     (30%)
     Total........................................................    611,000    (100%)

------------

* Includes 138,000 tpa of sulfate-process capacity in France that was acquired from Rhone-Poulenc on December 31, 1997.

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

     TiO2 producers process titaniferous ores that range from brown to black in color to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The newer chloride process is a high temperature process in which chlorine is used to extract TiO2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

     Due to customer preferences, as well as economic and environmental factors, the TiO2 industry's worldwide chloride-process capacity has increased significantly relative to sulfate-process capacity during the last twenty years and currently represents just over half of total industry capacity. Millennium Inorganic Chemicals is the world's second-largest producer of TiO2 by the chloride production process, with approximately 70% of its year-end worldwide production capacity based on proprietary chloride-process technology.

     Millennium Inorganic Chemicals' eight TiO2 plants are located in the three major world markets for TiO2: North America, Western Europe and the Asia/Pacific region. Its North American plants, consisting of two in Baltimore, Maryland, and two in Ashtabula, Ohio, have aggregate production capacities of 241,000 tpa using the chloride process and 44,000 tpa using the sulfate process. Its Stallingborough, U.K., plant has chloride-process production capacity of 109,000 tpa. Millennium Inorganic Chemicals will spend approximately $50 million in 1998 to complete its Stallingborough chloride-process plant expansion. Construction will be completed in late 1998 and production will ramp up in early 1999, increasing TiO2 capacity at this plant by 41,000 tpa. Such expenditures will be funded by the Company's internally generated cash and borrowings under its credit facilities. The newly-acquired plants in France at Le Havre, Normandy, and Thann, Alsace, have sulfate-process capacities of 105,000 tpa and 33,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 79,000 tpa. Approximately 47% of Millennium Inorganic Chemicals' current TiO2 production capacity is located in the North American market, approximately 40% in the Western European market and approximately 13% in the Asia/Pacific market.

     Excluding the recently-acquired plants in France, Millennium Inorganic Chemicals' plants operated at an average of 97% of installed capacity during 1997, 88% during 1996 and 96% during 1995.

     Titanium-bearing ores used in the TiO2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat these natural ores to extract iron and other minerals and produce slags or synthetic rutiles with higher TiO2 concentrations, resulting in lower rates of waste by-products during the TiO2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Millennium Inorganic Chemicals obtains ores from a number of suppliers in South Africa, Australia, Canada and Norway, generally pursuant to three-to-eight-year term supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and RGC Mineral Sands Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 86% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium Inorganic Chemicals in 1997.

     Other major raw materials used in the production of TiO2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For Millennium Inorganic Chemicals' Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. Millennium Inorganic Chemicals has experienced tightness in various raw material markets, but not to an extent requiring curtailed production. There are certain risks related to the utilization of raw materials sourced from less-developed or developing countries. At the present time, the feedstock market is beginning to loosen due to additional new synthetic titanium ore capacity. A number of Millennium Inorganic Chemicals' raw materials are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium Inorganic Chemicals could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Of the total 466,000 metric tons of TiO2 sold by Millennium Inorganic Chemicals in 1997 (not including TiO2 sold by Thann et Mulhouse, which was acquired on December 31, 1997), approximately 62% was sold to customers in the paint and coatings industry, approximately 19% to customers in the plastics industry, approximately 14% to customers in the paper industry and approximately 5% to other customers. Millennium Inorganic Chemicals' ten largest customers accounted for approximately 35% of its TiO2 sales in 1997. Millennium Inorganic Chemicals experiences some seasonality in its sales because its customers' sales of paints and coatings are greatest in the spring and summer months.

     TiO2 is sold either directly by Millennium Inorganic Chemicals to its customers or, to a lesser extent, through agents or distributors. It is distributed by rail, truck and ocean carrier in either dry or slurry form.

     The global markets in which the Company's TiO2 business operates are all highly competitive. Millennium Inorganic Chemicals competes primarily on the basis of price, product quality and service. Certain of Millennium Inorganic Chemicals' competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO2. Millennium Inorganic Chemicals' major competitors are E.I. du Pont de Nemours and Company ('Dupont'), Tioxide Group Limited (a unit of Imperial Chemical Industries PLC) ('Tioxide'), Kronos, Inc. (a unit of NL Industries Inc.) ('Kronos'), Kemira Pigments Oy (a unit of Kemira
Oy) ('Kemira'), and Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ('Kerr-McGee Chemicals'), a unit of Kerr-McGee Corporation. DuPont, Tioxide, Millennium Inorganic Chemicals, Kronos, Kemira and Kerr-McGee Chemicals, collectively, account for approximately 70% of the world's production capacity. DuPont has announced that it has agreed to buy a majority of the TiO2 business of Tioxide. Kerr-McGee Chemicals and Bayer AG Group ('Bayer') have announced their intention to form a joint venture to operate Bayer's European TiO2 business. Such joint venture would be owned 80% by Kerr-McGee Chemicals and 20% by Bayer.

     TiO2 competes with other whitening agents which are generally less effective but less expensive. Paper manufacturers have, in recent years, developed alternative technologies which reduce the amount of TiO2 used in paper. For example, kaolin and precipitated calcium carbonate are used extensively as fillers by paper manufacturers in medium and lower-priced products.

     New plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure and the significant lead time (3-5 years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity.

RELATED PRODUCTS

     Titanium Tetrachloride. Millennium Inorganic Chemicals manufactures a metallurgical grade of TiCl4 at its Ashtabula, Ohio, plant, primarily for sale to U.S. titanium metal producers. TiCl4 is produced at Ashtabula as an intermediate product in the chloride process used for manufacturing TiO2. Millennium Inorganic Chemicals also manufactures TiCl4 at its newly acquired Thann, Alsace, France, facility, primarily for sales to third parties in Europe for use in catalysts and pharmaceuticals and for use by Millennium Inorganic Chemicals and others in the sulfate-process manufacturing of TiO2 in Europe. The Company is the largest merchant seller of TiCl4 in the U.S. and, management believes, the world.

     The majority of the Company's TiCl4 sales are of metallurgical grade sold to titanium sponge producers who convert the product into titanium metal. Other customers use TiCl4 to produce catalysts for chemical processes and pearlescent pigments for metallic coatings and cosmetics. Sales are almost exclusively to customers in the U.S. and Europe. TiCl4 is distributed by rail and truck as anhydrous TiCl4 and as titanium oxychloride (an aqueous solution of TiCl4).

                           MILLENNIUM PETROCHEMICALS

     The following table sets forth information concerning the annual production capacity, as of December 31, 1997, of Millennium Petrochemicals' principal products:

                    MILLENNIUM PETROCHEMICALS RATED CAPACITY
              (MILLIONS OF POUNDS PER ANNUM, EXCEPT AS INDICATED)

                            PRODUCT                                CAPACITY
----------------------------------------------------------------   --------
Acetic Acid.....................................................      900
VAM.............................................................      800
Methanol........................................................      207*

------------

* Millions of gallons per annum

     Millennium Petrochemicals operates its acetic acid, VAM and methanol businesses as an integrated acetyls chain. The following chart illustrates Millennium Petrochemicals' acetyls manufacturing chain:

             MILLENNIUM PETROCHEMICALS' ACETYLS MANUFACTURING CHAIN

                                  [CHART]

     Millennium Petrochemicals is the only U.S. producer that is fully integrated to convert natural gas feedstock through the entire manufacturing chain to produce VAM.

METHANOL

     Millennium Petrochemicals' methanol plant is located in La Porte, Texas, and has an annual production capacity, as of December 31, 1997, of 207 million gallons. It employs a process supplied to the Company by a major engineering and construction firm to produce methanol. Millennium Petrochemicals uses approximately 75 million gallons of its annual production for the manufacture of acetic acid in a downstream operation.

     The principal raw materials for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas ('syngas'). These raw materials are largely supplied from Millennium Petrochemicals' syngas plant at La Porte, Texas, with the exception of periodic purchases of relatively small volumes of hydrogen. Syngas is formed by the partial oxidation of natural gas, which is primarily composed of methane. Oxygen to support this operation is purchased under a long-term supply contract. As a result of the syngas plant being converted from a residuum (heavy oil) feedstock to natural gas feedstock in late 1996, methanol capacity has been increased from 140 million gallons to 207 million gallons per year, and methanol production costs have been reduced substantially.

     The methanol which is not consumed internally by Millennium Petrochemicals is sold under contract to large domestic customers. These contracts range in term from one to four years. The product is shipped by barge.

     Millennium Petrochemicals' principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, Lyondell Methanol Company, L.P., Borden, Inc. and

Caribbean Petrochemical Marketing Company Limited. The methanol produced by Lyondell Methanol Company L.P. is marketed by Equistar.

ACETIC ACID

     Millennium Petrochemicals is the second-largest U.S. producer of acetic acid, and third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas, and has an annual production capacity as of December 31, 1997, of 900 million pounds. Millennium Petrochemicals is conducting de-bottlenecking projects utilizing low-water technology which are expected to expand its annual acetic acid production capacity to 1.0 billion pounds by the end of 1998. Millennium Petrochemicals uses approximately two-thirds of its acetic acid production internally to produce VAM at La Porte.

     The principal raw materials for the production of acetic acid are carbon monoxide and methanol, both of which are produced and wholly-supplied by Millennium Petrochemicals at La Porte. Carbon monoxide is obtained by separating syngas using membrane and cryogenic processes.

     The process used by Millennium Petrochemicals to produce acetic acid was originally licensed from Monsanto Company, and is now owned by British Petroleum Company P.L.C. ('British Petroleum'). Since inception of the license, Millennium Petrochemicals has developed and implemented technological changes to expand production capacity by approximately 50%.

     Acetic acid not consumed internally by Millennium Petrochemicals is sold predominately under contract. These contracts range in term from one year to four years. Export sales constitute approximately 15% of total sales. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck.

     Millennium Petrochemicals' principal competitors in the acetic acid business are Hoechst-Celanese, a unit of Hoechst Aktiengesellschaft ('Hoechst-Celanese'); British Petroleum; Kyodo Sakusan and Pardies Acetiques ('Acetex').

VAM

     Millennium Petrochemicals is the second-largest U.S. producer of VAM, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located at La Porte, Texas, and has an annual production capacity of 800 million pounds as of December 31, 1997.

     The principal raw materials for the production of VAM are acetic acid and ethylene. Millennium Petrochemicals supplies its entire requirements for acetic acid from internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

     The process used by Millennium Petrochemicals to produce VAM is proprietary to the Company.

     Millennium Petrochemicals sells VAM under contracts that range in term from one to four years, as well as on a spot basis. Millennium Petrochemicals also sells VAM to Equistar pursuant to a long-term contract at a formula-based price. The majority of sales are completed under contract. Millennium Petrochemicals ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. Export sales represent approximately 30% of total sales. Millennium Petrochemicals has bulk storage arrangements for VAM in the Netherlands, the U.K., Italy, Turkey, South Africa, Indonesia, Singapore and Korea, to better serve its customers' requirements in those regions.

     Millennium Petrochemicals' principal competitors in the VAM business are Hoechst-Celanese, British Petroleum, Union Carbide Corporation, Gantrade Corporation, Acetex and Dairen Chemical Corporation.

                         MILLENNIUM SPECIALTY CHEMICALS

     Terpene Fragrance Chemicals. Millennium Specialty Chemicals is one of the world's leading producers of chemicals derived from crude sulfate turpentine ('CST'), a by-product of the kraft process of papermaking, and is the largest purchaser and distiller of CST in the world. Millennium Specialty Chemicals' primary turpentine-based products are intermediate fragrance chemicals, such as linalool and geraniol, which provide the starting point for the production of a number of other fragrance ingredients. In addition, Millennium Specialty Chemicals supplies materials for use as flavors and some specialty products for a number of industrial applications.

     Millennium Specialty Chemicals operates manufacturing facilities for its fragrance chemicals in Jacksonville, Florida, and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of turpentine into alpha and beta-pinene, sophisticated equipment to further upgrade fragrance-chemical products, as well as manufacturing facilities for synthetic pine oil, anethole, methyl chavicol and a number of other fragrance and flavor chemicals. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST, utilizing a proprietary and, the Company believes, unique technology. The Company believes that this technology provides Millennium Specialty Chemicals with a significant advantage in raw material availability and quality. The Company's technology also has significant environmental advantages. Linalool and geraniol produced at the Brunswick site are further processed at the Jacksonville site to produce fragrance chemicals, including citral, citronellol and pseudoionone. In addition, in 1996, in order to meet the growing worldwide demand for dihydromyrcenol, Millennium Specialty Chemicals began operating the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over four million pounds.

     Millennium Specialty Chemicals is in the process of upgrading and expanding its manufacturing facilities in an effort to expand further its production capacity and to insure continued compliance with environmental regulations. Millennium Specialty Chemicals invested approximately $10 million on such improvements in 1997, and in addition, expects to spend $27 million in 1998.

     CST, which is Millennium Specialty Chemicals' key raw material for producing fragrance chemicals, is a by-product of the kraft pulping process. Millennium Specialty Chemicals purchases CST from approximately 50 pulp mills in North America. Additionally, Millennium Specialty Chemicals purchases quantities of crude turpentine or its derivatives from Asia, Europe and South America, as business conditions dictate.

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

     The major use of fragrance chemicals is the production of perfumes and the major consumers of perfumes worldwide are soap and detergent manufacturers. Millennium Specialty Chemicals sells directly worldwide to major soap, detergent and fabric conditioner manufacturers and fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 80% of Millennium Specialty Chemicals' terpene fragrance chemical sales are to the fragrance chemicals market, with additional sales to the pine oil cleaners and disinfectant markets. Approximately 62% of Millennium Specialty Chemicals' 1997 terpene fragrance chemical sales were outside the U.S., to approximately 70 different countries. Sales are primarily made through Millennium Specialty Chemicals' direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

     The markets in which Millennium Specialty Chemicals' terpene fragrance business competes are highly competitive. Millennium Specialty Chemicals competes primarily on the basis of quality, service and the ability to conform its products to the technical and qualitative requirements of its customers. Millennium Specialty Chemicals works closely with many of its customers in developing products to satisfy their specific requirements. Millennium Specialty Chemicals' supply agreements with customers are typically short-term in duration (up to one year). Therefore, its business is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of Millennium Specialty Chemicals' fragrance chemicals is used, which may affect demand for such fragrance chemicals. Millennium Specialty Chemicals' ten largest terpene fragrance chemical customers accounted for approximately 54% of its total sales in 1997. Millennium Specialty Chemicals' major competitors are BASF AG, Hoffman-LaRoche Inc., Kuraray Co. LTD and Bush Boake Allen.

     Silica Gel. Millennium Specialty Chemicals produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns.

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

     Cadmium-based Pigments. Millennium Specialty Chemicals manufactures a line of cadmium-selenium based colored pigments at the St. Helena, Maryland, plant and markets them internationally. In addition to their brilliance, cadmium colors are light stable, heat stable and insoluble. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, Millennium Specialty Chemicals has introduced low-leaching cadmium-based pigments that meet all U.S. government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier.

     Thann Specialty Products: Specialty products produced at the Company's newly-acquired plant in France at Thann, Alsace, include zirconium-based compounds and specialty TiO2 products. These products are marketed globally for various applications. Specialty TiO2 products are used in environmental applications to eliminate nitrogen oxides from power plant emissions and for sulfur removal in diesel engine exhaust. Micropure TiO2 is used in the treatment of glass, primarily to enhance the optical properties of spectacles. Electronic applications make use of these material's ultra-purity to miniaturize components in automotive, telephone and television applications. Zirconium-based compounds are used to enhance optics, as a coloring agent for ceramics and as a pigment for surface treatment.

                            RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development totaled $28 million, $39 million and $42 million in 1997, 1996 and 1995, respectively. Research and development expenditures should decrease by approximately $16 million in 1998 from 1997 levels as a result of the transfer of the polyethylene, alcohol and related products segment to Equistar on December 1, 1997. The Company has research facilities in Baltimore, Maryland; Stallingborough, U.K.; and, Bunbury, Western Australia (Millennium Inorganic Chemicals); and, in Jacksonville, Florida (Millennium Specialty Chemicals). Millennium Petrochemicals leases laboratory space from Equistar in Cincinnati, Ohio. Millennium Inorganic Chemicals plans to build a new $18 million technical center near Baltimore, Maryland, which is scheduled to be completed in 1999. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             INTERNATIONAL EXPOSURE

     The Company generates revenue from export sales (i.e., U.S. dollar-denominated sales outside the U.S. by domestic operations), as well as revenue from the Company's operations conducted outside the U.S. Export sales, which are made to over 70 countries, amounted to approximately 9%, 9% and 10% of total revenues in 1997, 1996 and 1995, respectively. Revenue from non-U.S. operations amounted to approximately 13%, 12% and 10% of total revenues in 1997, 1996 and 1995, respectively, principally reflecting the operations of Millennium Inorganic Chemicals in the U.K. and Western Australia. Identifiable assets of the non-U.S. operations represented 17% and 15% of total identifiable assets at December 31, 1997, and 1996, respectively, principally reflecting the assets of these operations. The above percentages, other than the December 31, 1997 identifiable assets percentage, do not reflect the

Thann et Mulhouse acquisition. In addition, the Company obtains a portion of its principal raw materials from sources outside the U.S. Millennium Inorganic Chemicals obtains ores used in the production of TiO2 under long-term contracts from a number of suppliers in South Africa, Australia, Canada and Norway. Millennium Specialty Chemicals obtains a portion of its requirements of CST, crude turpentine and their derivatives from suppliers in Indonesia and other Asian countries, Europe and South America.

     The Company's export sales and its non-U.S. manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad will increase as the Company expands its worldwide operations. From time to time, the Company utilizes financial derivative instruments to hedge the impact of currency fluctuations in its purchases and sales.

     The functional currency of each of the Company's non-U.S. operations is the local currency. Historically, the net impact of currency translation has not been material to the Company's results of operations or financial position.

                          EQUITY INTEREST IN EQUISTAR

     Equistar is the Company's joint venture with Lyondell. Equistar is the largest producer of ethylene and polyethylene in the U.S., and a leading producer of performance polymers, ethyl alcohol, aromatics and specialty chemicals. Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its polyethylene, alcohol and related products segment to Equistar and Lyondell contributed substantially all the assets comprising its petrochemicals and polymers business segments to Equistar.

     Equistar is functionally divided into two business units, petrochemicals and polymers. The products manufactured by Equistar's petrochemicals business unit, which include olefins, MTBE, aromatics and specialty chemicals, are used primarily in the manufacture of other chemicals and products, including the production of polymers by Equistar and its customers. Equistar's primary olefins products are ethylene, propylene and butadiene, which are used to produce polyethylene, polypropylene, rubber and many other chemical and polymer products. Its aromatics products include benzene, which is used in the production of nylon and polystyrene plastics, and toluene, which is used as a component in gasoline and as a feedstock for producing benzene. Equistar's specialty chemicals products include isoprene, resin oil and piperylenes, which are used to make adhesives, sealants and inks; and ethyl alcohol, which is used in the cosmetics, drug, toiletries and perfume industries.

     Equistar's polymers business unit manufactures polyolefins, including polyethylene, polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. Equistar produces high density polyethylene ('HDPE'), low density polyethylene ('LDPE'), linear low density polyethylene ('LLDPE') and polypropylene. Equistar's performance polymers include enhanced grades of polypropylene and polyethylene, including wire and cable resins, concentrates and compounds and polymeric powders.

MANAGEMENT OF EQUISTAR; AGREEMENTS BETWEEN EQUISTAR, LYONDELL AND THE COMPANY

     Equistar was organized as a Delaware limited partnership and is a pass-through entity for federal income tax purposes. Millennium Petrochemicals owns its 43% interest in Equistar through two wholly-owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. Similarly, Lyondell owns its 57% interest in Equistar through two wholly-owned subsidiaries, one a general partner and one a limited partner.

     Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each general partner. Matters requiring agreement by the representatives of both Lyondell and the Company include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by

Equistar's partners not contemplated by an approved Strategic Plan if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period (except in specific circumstances set forth under the Equistar Partnership Agreement), borrowing money under certain circumstances, issuing or repurchasing equity securities of Equistar, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require unanimity between Lyondell and the Company (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to the Company) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

     Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997, providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. Such agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell entered into a similar agreement with Equistar with respect to the transfer of its assets and assumption of liabilities.

     Equistar is party to a number of agreements with Millennium Petrochemicals and Lyondell for the provision of services, utilities and materials from one party to the other at common locations, principally La Porte, Texas, and Cincinnati, Ohio. In general, the goods and services under these agreements, other than the purchase of ethylene by Millennium Petrochemicals from Equistar and the purchase of VAM by Equistar from Millennium Petrochemicals, are provided at cost. Millennium Petrochemicals has a long-term agreement with Equistar to purchase its ethylene requirements at market-based prices. The Company and Lyondell have agreed to guarantee the obligations of their respective subsidiaries under each of the agreements discussed above, including the Equistar Partnership Agreement and the asset-transfer agreements.

AGREEMENT WITH OCCIDENTAL

     On March 20, 1998, the Company, Lyondell and Occidental announced the signing of a definitive agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. Occidental will contribute the net assets of these businesses (including approximately $200 million of related debt) to Equistar. Equistar will borrow an additional $500 million, approximately $425 million of which will be distributed to Occidental and $75 million of which will be distributed to the Company. The transaction, which is subject to a number of conditions (including approval by Occidental's Board of Directors, the receipt of certain regulatory approvals and the amendment of Equistar's credit facility to provide an additional $500 million in debt), is expected to close by mid-year 1998. Upon the completion of the transaction, Equistar will be owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company.

EQUISTAR'S PETROCHEMICALS BUSINESS UNIT

     Equistar produces petrochemicals at seven facilities located in five states. The Channelview, Texas, facility includes two large olefins plants and related processing units that produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products. The La Porte, Texas, Morris, Illinois, and Clinton, Iowa, complexes each include one large olefins plant that primarily produces ethylene, substantially all of which is consumed internally by Equistar's polymers operations. Feedstocks for the Channelview and La Porte facilities and ethylene and propylene products are stored at Equistar's Mont Belvieu, Texas, storage facility and terminals on the Houston Ship Channel. A comprehensive pipeline system connects the two plants with major olefins customers. The feedstock for Equistar's Morris, Illinois, and Clinton, Iowa, facilities are shipped by pipeline. Equistar produces synthetic ethyl alcohol at its Tuscola, Illinois, plant and denatured ethyl alcohol at its plants in Newark, New Jersey, and Anaheim, California.

     The following table outlines Equistar's primary petrochemical products, annual rated capacity at January 1, 1998, and the primary uses for such products.

                                  RATED
       PRODUCT                  CAPACITY                                   PRIMARY USES
---------------------   -------------------------  ------------------------------------------------------------
Olefins:
     Ethylene........   7.7   billion pounds       Ethylene is used as a feedstock to manufacture polyethylene, which is used in products such as trash bags, packaging
                                                   film, toys, housewares and milk containers. Ethylene also is used to produce ethylene oxide, ethylene dichloride,
                                                   ethylbenzene, VAM and alpha olefins.
     Propylene.......   3.4   billion              Propylene is used to produce polypropylene, acrylonitrile
                              pounds(*)            and propylene oxide.
     Butadiene.......   840   million pounds       Butadiene is used to manufacture styrene butadiene rubber
                                                   and polybutadiene rubber.
Aromatics:
     Benzene.........   117   million gallons      Benzene is used in the production of nylon and polystyrene plastics.
     Toluene.........    40   million gallons      Toluene is used as a gasoline component and as a chemical
                                                   feedstock for benzene production.
Oxygenated products:
     MTBE............   199   million gallons      MTBE is an octane enhancer and clean fuel additive in
                                                   reformulated gasoline.
Specialty chemicals:
                        100   million pounds       A component of inks, adhesives and polyester resins.
  Dicyclopentadiene..
     Isoprene........   105   million pounds       A component of premium tires, adhesive sealants and other
                                                   rubber products.
     Resin oil.......   120   million pounds       Used in the production of key components of hot melt
                                                   adhesives, inks, sealants, paints and varnishes.
     Piperylenes.....   100   million pounds       Used in the production of adhesives, inks and sealants.
     Hydrogen........    80   million cubic        Required by refineries to remove sulfur from process gas in
                              feet/day             heavy crude oil.
     Alkylate........   19,000 barrels/day         Premium blending component used by refiners to meet Clean
                                                   Air Act standards for reformulated gasoline.
     Ethyl alcohol...    50   million gallons      Used in the production of solvents, in household, medicinal and personal care products and as a chemical intermediate
                                                   for applications such as vinegar.
     Diethyl ether...     5   million gallons      Used in laboratory reagents, gasoline and diesel engine
                                                   starting fluid, liniments, analgesics and smokeless gun
                                                   powder.

------------

* Does not include refinery-grade material or production from the product-flexibility unit at the Channelview facility, which has a rated capacity of one billion pounds per year of propylene.

     FEEDSTOCKS. Feedstock cost is generally the largest component of total cost for the petrochemicals business. The primary feedstocks used in the production of olefins are natural gas liquids, including ethane, propane and butane (collectively 'NGLs'), and naphtha, condensates and gas oils (collectively 'Petroleum Liquids'). The Channelview facility is unusually flexible in that it can process 100% Petroleum Liquids or up to 90% NGL feedstocks. Petroleum Liquids have had an historical variable margin advantage over ethane and propane. Equistar's three other olefins facilities currently process only NGLs. Equistar purchases Petroleum Liquids and NGLs from a wide variety of sources, including the Lyondell-CITGO Refining Company, Ltd., a partnership between Lyondell and CITGO Petroleum Corporation.

     MARKETING, SALES AND DISTRIBUTION. The ethylene produced by the La Porte, Morris and Clinton facilities is consumed as feedstock by Equistar's polymers operations at those sites, except for the ethylene produced at La Porte which is sold to Millennium Petrochemicals for its VAM production. The Channelview facility supplies significant amounts of ethylene to Equistar's Pasadena, Texas, facility via pipeline and to the Victoria and Matagorda, Texas, polymers facilities via exchange arrangements. Overall, approximately 75 percent of Equistar's current sales of ethylene and propylene are to its polymers business unit. Sales between Equistar's two business units are made at prices based on current market prices. Sales to third parties generally are made pursuant to written agreements which typically provide for monthly negotiation of prices.

     Most of the ethylene and propylene production of the Channelview facility is shipped or exchanged via extensive pipeline systems with connections to numerous Gulf Coast ethylene and propylene consumers. Equistar has exchange agreements with other olefins producers which allow access to customers who are not directly connected to the pipeline system. Some propylene is shipped by ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

EQUISTAR'S POLYMERS BUSINESS UNIT

     Through twelve facilities located in four states, Equistar's polymers business unit manufactures a wide variety of polyolefins, including various polyethylenes, polypropylenes and performance polymers. Equistar currently manufactures polyethylene at six facilities in Texas (Chocolate Bayou, La Porte, Matagorda, Pasadena, Port Arthur and Victoria), and at its Morris, Illinois, and Clinton, Iowa, facilities. The Morris and Clinton facilities are the only petrochemical industry polyethylene facilities located in the Midwest and enjoy a freight-cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the U.S.

     Equistar also produces performance polymers products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than selling prices and profit margins for higher-volume commodity polyethylenes. Equistar produces concentrates and compounds at its facilities in Crockett, Texas, Fairport Harbor and Heath, Ohio. It produces synthetic ethyl alcohol at its Tuscola, Illinois, plant and denatured ethyl alcohol at its plants in Newark, New Jersey, and Anaheim, California.

     The following table outlines Equistar's polymers and performance polymers products, annual rated capacity, the primary uses for such products and Equistar's brand names:

                                         RATED                         PRIMARY
            PRODUCT                     CAPACITY                         USES                      BRAND NAMES
--------------------------------  --------------------  --------------------------------------  -----------------
Polyethylene and Related
  Products:
     LDPE.......................  1.7  billion pounds   Plastic films for packaging meats and   Petrothene'r'
                                                        produce, household wraps, toys,
                                                        housewares, coatings for paper, milk
                                                        and juice cartons and plastic bottles
                                                        for packaging, food and medicines.
     HDPE.......................  3.4  billion pounds   Blow-molded bottles for milk, juices    Alathon'r'
                                                        and detergents, industrial drums,       Petrothene'r'
                                                        injection-molded household goods and
                                                        toys, consumer packaging, housing
                                                        insulation and safety equipment.
     LLDPE......................  1.1  billion pounds   Heavy-duty bags, stretch wrap,          Petrothene'r'
                                                        container lids, trash and merchandise
                                                        bags and toys.

                                                  (table continued on next page)

(table continued from previous page)

                                         RATED                         PRIMARY
            PRODUCT                     CAPACITY                         USES                      BRAND NAMES
--------------------------------  --------------------  --------------------------------------  -----------------
     Polypropylene..............  680 million pounds    Battery cases, automotive components,   KromaLon'r'
                                                        packaging materials, luggage,           Petrofil'r'
                                                        housewares, appliance parts, fibers     Petrothene'r'
                                                        for carpets and upholstery, plastic     KromaLux'r'
                                                        cups and seals for consumer items such  KromaTex'r'
                                                        as shampoo and household cleaners.      Flexathene'r'
Performance Polymers:
     Concentrates and
       compounds................           *            Components that provide color in film,  Spectratech'r'
                                                        bottles and foam sheet; the 'slip'
                                                        that keeps film from sticking
                                                        together; flame retardancy; resistance
                                                        to ultra-violet radiation; and the
                                                        'gas bubbles' to make foamed plastic
                                                        products.
     Wire and cable resins and
       compounds................           *            Insulation for automotive, power and    Petrothene'r'
                                                        communication cables.
     Polymers for adhesives,
       sealants and coatings....           *            Components in hot-metal adhesive        Petrothene'r'
                                                        formulations                            Ultrathene'r'
     Microfine polyolefin
       powders..................           *            Component product in structural and     Microthene'r'
                                                        bulk-molding compounds, parting agents
                                                        and filters.
     Reactive polyolefins.......           *            Functionalized polymers used to bond    Plexar'r'
                                                        non-polar and polar substrates in
                                                        barrier food packaging and other
                                                        applications.
     Liquid polyolefins.........           *            Diesel fuel additive to inhibit         Vynathene-L'r'
                                                        freezing.

------------

* These are enhanced grades of polyethylene and are included in the capacity figures for LDPE, HDPE and LLDPE above, as appropriate.

     FEEDSTOCKS. The polymers operations at the Morris, Clinton and La Porte facilities receive their primary supply of ethylene and, in the case of Morris, propylene, from the upstream petrochemicals facilities located at those sites. The ethylene and propylene converted at the Pasadena facility are supplied by the Channelview facility either directly or via exchange arrangements. Equistar supplies the majority of the ethylene consumed by the Victoria and Matagorda facilities via exchange arrangements. Equistar's Port Arthur, Texas, facility receives its ethylene via pipeline from Equistar and third parties. Equistar purchases VAM from the Company pursuant to a long-term contract at formula-based prices.

     MARKETING, SALES AND DISTRIBUTION. Equistar's polymer products are sold primarily to an extensive base of established customers, mainly under term contracts typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer.

     Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 10,000 railcars for use in its polymers business. Equistar sells its polymers products in the U.S. primarily through its own sales organization. It generally engages export sales agents to market its products in the rest of the world.

                      EQUITY INTEREST IN SUBURBAN PROPANE

     An indirect subsidiary of the Company serves as general partner of Suburban Propane, a Delaware limited partnership whose common units trade on the New York Stock Exchange under the symbol 'SPH.' In March 1996, in connection with its initial public offering, Suburban Propane acquired, through an operating partnership, the propane business and assets of Millennium Petrochemicals' former Suburban Propane division.

     Suburban Propane is the third-largest retail marketer of propane in the U.S., serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 350 customer service centers in more than 40 states. Suburban Propane's operations are concentrated in the east and west coast regions of the U.S. The retail propane sales volume of Suburban Propane was approximately 541 million gallons during its fiscal year ended September 27, 1997. Based on industry statistics, Suburban Propane believes that its retail propane sales volume constitutes approximately 6% of the U.S. retail market for propane. For its fiscal year ended September 27, 1997, Suburban Propane reported total revenues of approximately $771.1 million and net income of approximately $13.6 million. At September 27, 1997, Suburban Propane reported total assets of approximately $776.4 million. For the three months ended December 27, 1997, Suburban Propane reported total revenues of $204.9 million and net income of $26.9 million.

     The Company has a 2% general partnership interest and a 24.4% subordinated limited partnership interest, each on a combined basis, in Suburban Propane and the operating partnership. The Company has agreed, subject to certain limitations, to contribute up to $43.6 million, on a revolving basis, to Suburban Propane to enhance its ability to make quarterly cash distributions to the limited partners through the quarter ending March 31, 2001. To date, the Company has contributed $22.0 million of the aforementioned $43.6 million to support distribution payments to the limited partners of Suburban Propane. Suburban Propane paid a distribution of $0.50 per common unit for the quarter ended June 29, 1996, and for each quarter thereafter, but, commencing with the quarter ended December 28, 1996, has not paid a distribution with respect to the subordinated limited partnership units held by the Company. Under the partnership agreement governing Suburban Propane, Suburban Propane is managed by, or under the direction of, a seven-member Board of Supervisors. Two of the supervisors are appointed by the general partner; the holders of the limited partnership interests and subordinated limited partnership interests, voting as a class, elect three of the supervisors; and these five supervisors elect two executive officers of Suburban Propane as the remaining two supervisors.

                                   EMPLOYEES

     At December 31, 1997, excluding employees of Equistar and Suburban Propane, the Company had approximately 4,200 full and part-time employees and contractors (including approximately 800 employees of Thann et Mulhouse, which was acquired by the Company on December 31, 1997). Approximately 3,400 of the Company's employees were engaged in manufacturing; 500 were engaged in sales, distribution and technology; and 300 had corporate and administrative responsibilities. Approximately 11% of the Company's employees are represented by various labor unions. Of the Company's nine collective bargaining agreements or other required labor negotiations, four expire in 1998 and three expire in 1999. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

                             ENVIRONMENTAL MATTERS

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials ('Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred with respect to such operations and activities. In particular, the production of methanol, TiO2 and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to meet existing or new requirements under Environmental Laws as well as in connection with the investigation and remediation of threatened or actual pollution.

     The Company's costs and operating expenses relating to environmental matters were approximately $57 million, $62 million and $67 million in 1997, 1996 and 1995, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $13 million, $22 million and $22 million in 1997, 1996 and 1995, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects which are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 1997 will be subject to evolving regulatory requirements and will depend on the amount of time required to obtain necessary permits and approvals.

     From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with the regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units should be able to achieve compliance with the applicable regulations and ordinances in a manner which should not have a material adverse effect on its business or results of operations. A citation previously issued by the U.S. Occupational Safety and Health Administration ('OSHA') against Millennium Petrochemicals with proposed penalties of approximately $154,000 for alleged violation of OSHA regulations in connection with a fire at the La Porte, Texas, complex in which two workers were injured, was settled in October 1997 for $50,000. OSHA agreed that the injuries were not related to the alleged violations. In April 1997, the Illinois Attorney General's Office filed a complaint seeking monetary sanctions for releases into the environment at Millennium Petrochemicals' Morris, Illinois, plant (which was contributed to Equistar) in alleged violation of state regulations, and a civil penalty in excess of $100,000 could result. Equistar has agreed to indemnify Millennium Petrochemicals for such third party claims, subject to an aggregate limitation of $7 million on the indemnification of certain third party claims contained in the Asset Contribution Agreement between Equistar and the Company.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties ('PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the U.S. Environmental Protection Agency ('EPA') or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $300,000 to $45 million. The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, which primarily relate to environmental remediation activities and other environmental proceedings, is between $150 million and $184 million and has accrued $184 million as of December 31, 1997. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study is currently being undertaken. Potential remediation costs related to this matter that are reasonably probable have been included in the collective range of potential liability referred to above, as well as in the accrual for environmental matters on the Company's balance sheet. The accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify the purchasers of certain discontinued operations against certain environmental liabilities and that the Company agreed as part of the Demerger transactions to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations. No assurance can be given that actual costs will not exceed accrued amounts for the sites and indemnification obligations for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites and indemnification obligations which are unknown or as to which no estimate presently can be made.

     Several Company subsidiaries have asserted claims and/or instituted litigation against their insurance carriers alleging that all or a portion of the past and future costs of investigating, monitoring and conducting response actions at previously or currently owned and/or operated properties and off-site landfills are the subject of coverage under various insurance policies. During 1995, a Company subsidiary entered settlement agreements in one such case with a number of insurance carriers relating to coverage for environmental contamination at present and former plant and landfill sites in the aggregate amount of approximately $60 million, of which $52 million has been received, with the balance of such payments being made over time. In addition, several Company subsidiaries have asserted claims and/or instituted litigation against various entities alleging that they are responsible for all or a portion of such costs. Management is unable to predict the outcome of such claims and litigation. Accordingly, for purposes of financial reporting and establishing provisions, the Company has not assumed any such recoveries, except where payment has been received or the amount of liability or contribution by such other parties has been agreed.

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

                        PATENTS, TRADEMARKS AND LICENSES

     The Company's subsidiaries have numerous U.S. and foreign patents, registered trademarks and trade names, together with applications and licenses therefor. Millennium Petrochemicals has entered into a number of licensing arrangements with respect to the manufacture of VAM. Millennium Petrochemicals is also licensed by others in the application of certain processes and equipment designs. Significant licenses held by Millennium Petrochemicals are British Petroleum's process for the production of acetic acid and the Texaco Development Corporation process for the partial oxidation of hydrocarbon feeds to synthesis gas. Generally, upon expiration of the licenses, the licensee continues to be entitled to use the technology without payment of a royalty. Millennium Inorganic Chemicals generally does not license its proprietary processes to third parties or hold licenses from others. While the patents, licenses, proprietary technologies and trademarks of the Company's subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as Millennium Inorganic Chemicals' proprietary chloride-production process and Millennium Specialty Chemicals' proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent, license, proprietary technology or trademark.

                               EXECUTIVE OFFICERS

     The following individuals serve as executive officers of the Company:

                NAME                                         POSITION
------------------------------------  -------------------------------------------------------
William M. Landuyt..................  Chairman of the Board, President and Chief Executive
                                        Officer
Robert E. Lee.......................  President and Chief Executive Officer of Millennium
                                        Inorganic Chemicals

                NAME                                         POSITION
------------------------------------  -------------------------------------------------------
George W. Robbins...................  President and Chief Executive Officer of Millennium
                                        Specialty Chemicals
Peter P. Hanik......................  President and Chief Executive Officer of Millennium
                                        Petrochemicals
George H. Hempstead, III............  Senior Vice President -- Law and Administration and
                                        Secretary
John E. Lushefski...................  Senior Vice President and Chief Financial Officer
C. William Carmean..................  Vice President -- Legal
Marie S. Dreher.....................  Vice President -- Corporate Controller
A. Mickey Foster....................  Vice President -- Investor Relations
Richard A. Lamond...................  Vice President -- Human Resources
Francis V. Lloyd....................  Vice President -- Tax
James A. Lofredo....................  Vice President -- Corporate Development
Christine F. Wubbolding.............  Vice President and Treasurer

     Mr. Landuyt, 42, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the U.S. operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and Co-Chairman of the Partnership Governance Committee of Equistar.

     Mr. Lee, 41, has served as President and Chief Executive Officer of Millennium Inorganic Chemicals since June 1997. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

     Mr. Robbins, 57, has served as President and Chief Executive Officer of Millennium Specialty Chemicals since 1986. He was an Associate Director of Hanson from May 1995 until the Demerger and a Director of Hanson Industries from June 1995 until the Demerger. Mr. Robbins joined SCM Corporation in 1982 as Vice President and General Manager of the SCM Organic Chemicals Division. He has been associated with the plastic and chemical industries for almost 30 years. He is a member of the Partnership Governance Committee of Equistar.

     Mr. Hanik, 51, has served as President and Chief Executive Officer of Millennium Petrochemicals since March 1998. Prior to that time, he was Vice President, Chemicals and Supply Chain, where he was responsible for the Company's acetyls business. Mr. Hanik joined Millennium Petrochemicals in 1974 and has been associated with the plastic and chemical industries for 30 years.

     Mr. Hempstead, 54, has served as Senior Vice President -- Law and Administration and Secretary of the Company since the Demerger. He was Senior Vice President -- Law and Administration of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1990 until the Demerger, and a Director of Hanson Industries from 1986 until the Demerger. Mr. Hempstead was Senior Vice President and General Counsel of Hanson Industries from 1993 to June 1995 and Vice President and General Counsel of Hanson Industries from 1982 to 1993. He initially joined Hanson Industries in 1976. Mr. Hempstead is a member of the Board of Supervisors of Suburban Propane.

     Mr. Lushefski, 42, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial

Officer of Peabody Holding Company, a Hanson subsidiary which held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee and the Board of Supervisors of Suburban Propane.

     Mr. Carmean, 45, has served as Vice President -- Legal of the Company since December 1997. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Company from 1990 until its acquisition by Hanson in 1993. Prior to 1990, he was Associate General Counsel of Squibb Corporation.

     Ms. Dreher, 39, has served as Corporate Controller of the Company since the Demerger and was elected a Vice President in October 1996. She was Director of Planning and Budgeting of Hanson Industries from November 1995 until the Demerger. She joined Hanson Industries in January 1994 as Assistant Corporate Controller with principal responsibilities focused on tax, environmental and financial compliance matters. She is a certified public accountant. Prior to joining Hanson Industries, she was a Senior Manager at Ernst & Young LLP.

     Mr. Foster, 42, has served as Vice President -- Investor Relations of the Company since the Demerger. He was Vice President -- Investor Relations of Hanson Industries from August 1992 until the Demerger. Mr. Foster held investor relation positions with ARCO and Pacific Enterprises from 1983 to 1992. He is a past Chairman of the National Investor Relations Institute.

     Mr. Lamond, 51, has served as Vice President -- Human Resources of the Company since November 1997. He served as Vice President -- Human Resources for Millennium Inorganic Chemicals from March 1997 to November 1997 and as Vice President -- Human Resources for Grove Worldwide, a subsidiary of Hanson, from September 1994 to March 1997. He served as the Director -- Organization Development and Compensation and Benefits of Millennium Inorganic Chemicals for the balance of the past five years.

     Mr. Lloyd, 58, has served as Vice President -- Tax of the Company since the Demerger. He was Vice President -- Tax of Hanson Industries from 1993 until the Demerger. Mr. Lloyd joined Hanson Industries in 1987 and was Senior Director of Tax of Hanson Industries from 1987 to 1993. Prior thereto, he was Vice President and Director of Tax of Kidde, Inc., which was acquired by Hanson in 1987.

     Mr. Lofredo, 42, has served as the Company's Director of Corporate Development since the Demerger and was elected a Vice President in October 1996. He was Director of Corporate Development of Hanson Industries from March 1993 until the Demerger, with his principal responsibilities focused on acquisitions and divestitures. He joined Hanson Industries in June 1992 as Assistant Corporate Controller.

     Ms. Wubbolding, 45, has served as Vice President and Treasurer of the Company since the Demerger. She served as Vice President of Hanson Industries from January 1996 until the Demerger and as Treasurer of Hanson Industries from June 1994 until the Demerger. She joined Hanson Industries in 1976 and held various financial positions, primarily in the treasury area, prior to 1994.

ITEM 2. PROPERTIES

     Set forth below is a list of the Company's principal manufacturing facilities (other than those of Equistar), all of which are owned. The Company's operating subsidiaries also lease warehouses and offices, none of which are material to the Company's business or operations.

                        LOCATION                                                  PRODUCTS
--------------------------------------------------------  --------------------------------------------------------
Millennium Inorganic Chemicals
     Ashtabula, Ohio....................................  TiO2 and TiCl4
     Baltimore, Maryland (Hawkins Point)................  TiO2
     Kemerton, Western Australia........................  TiO2
     Le Havre, Normandy, France.........................  TiO2
     Stallingborough, U.K...............................  TiO2
     Thann, Alsace, France..............................  TiO2, TiCl4, specialty TiO2 and zirconium-based compounds
Millennium Petrochemicals
     La Porte, Texas....................................  VAM; methanol and acetic acid
Millennium Specialty Chemicals
     Baltimore, Maryland (St. Helena)...................  Cadmium-based pigments and silica gel
     Brunswick, Georgia.................................  Fragrance and flavor chemicals
     Jacksonville, Florida..............................  Fragrance and flavor chemicals

     The Company believes that its properties are well maintained and are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company and various Company subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the Company's current and former subsidiaries; typically such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's combined financial condition, results of operations or liquidity.

     Together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a discontinued operation has been named as a defendant or third party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint. These proceedings consist of four cases in the State of New York, one of which has been brought by The City of New York, and a class action personal injury case filed on behalf of all purportedly lead-poisoned children in Ohio. There can be no assurance that additional litigation will not be filed. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud and misrepresentation. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead-based paints. These cases are in various pre-trial stages. The Company is vigorously defending such litigation. Although liability, if any, that may result is not reasonably capable of estimation, the Company currently believes that the disposition of such claims in the aggregate should not have a material adverse effect on the Company's combined financial position, results of operations or liquidity. The pending legal proceedings referred to above are as follows: Brenner et. al. v. American Cyanamid Company, et. al., and Tyrell et al v. American Cyanamid et al, both commenced in the Supreme Court of the State of New York on November 9, 1993; The City of New York et. al. v. Lead Industries Association, Inc., et. al., commenced in the Supreme Court of the State of New York on June 8, 1989; Jennifer German, et. al. v. Federal Home Loan Mortgage Corp. et. al. v. Lead Industries Association, Inc., et. al., commenced in the United States District Court, Southern District of New York on July 26, 1993; and Jackson, et. al. v. The Glidden Co., et. al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on August 12, 1992.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of its Shareholders on November 20, 1997, to approve the transactions involved in combining substantially all the assets comprising the Company's polyethylene, alcohol and related products business segment and Lyondell's petrochemicals and polymers business segments to form Equistar, as set forth in the Joint Proxy Statement of the Company and Lyondell dated October 17, 1997. A detailed description of such transaction is contained in such Joint Proxy Statement. At such Special Meeting, 51,901,590 shares of Common Stock voted 'For' such proposal, 338,871 shares voted 'Against' such proposal, and 130,468 shares abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The data regarding the Company's Common Stock and Shareholders contained under the caption 'Market for Registrant's Common Equity and Related Shareholder Matters' on page 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the 'Company's Annual Report'), are incorporated into this Report by reference.

     The Company paid a dividend of $.12 per share of Common Stock, plus U.K. Advance Corporation Tax of $.03 per share, in each fiscal quarter of 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of the Company contained at the top of page 18 of the Company's Annual Report are incorporated into this Report by reference. Such selected financial data are derived from the audited Consolidated (Combined) Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' which are incorporated by reference into this Report from the Company's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' contained on pages 20 through 27 of the Company's Annual Report is incorporated into this Report by reference. Such information should be read in conjunction with the Company's Consolidated (Combined) Financial Statements, including the Notes thereto. In connection with the forward-looking statements which appear in 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' the 'Cautionary Statements' which appear immediately after the Table of Contents in this Report should be reviewed carefully.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated (Combined) Financial Statements of the Company, including the Notes thereto, and the report of Price Waterhouse LLP thereon, contained on pages 28 through 43 of the Company's Annual Report are incorporated into this Report by reference.

     In addition, the Supplemental Financial Information and Financial Statement Schedule listed in Item 14(a)(1)(ii) and (2) of this Report, including the Report of Price Waterhouse LLP thereon and the Reports of Ernst & Young LLP, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions 'Executive Officers' in Item 1 of this Report is incorporated herein by reference.

     The information to be included under the captions 'Election of Directors' and 'Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of the Company's Shareholders to be held on May 15, 1998 (the 'Proxy Statement'), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information to be included under the captions 'Corporate
Governance -- Directors' Remuneration and Attendance at Meetings' and 'Executive Compensation' in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. (i) The Consolidated (Combined) Financial Statements of the Company, including the Notes thereto, and the Report of Price Waterhouse LLP thereon, contained on pages 28 through 43 of the Company's Annual Report and incorporated by reference into Item 8 of Part II of this Report, consist of the following:

                                                                                     PAGE OF
                                                                                  THE COMPANY'S
                                                                                  ANNUAL REPORT
                                                                                 ---------------
 -- Report of Price Waterhouse LLP.............................................          28
 -- Consolidated Balance Sheets -- December 31, 1997 and 1996..................          29
 -- Consolidated (Combined) Statements of Operations -- Years Ended December
    31, 1997, 1996 and 1995....................................................          30
 -- Consolidated (Combined) Statements of Cash Flows -- Years Ended December
    31, 1997, 1996 and 1995....................................................          31
 -- Consolidated (Combined) Statements of Changes in Shareholders'
    Equity -- Years Ended December 31, 1997, 1996 and 1995.....................          32
 -- Notes to Consolidated (Combined) Financial Statements......................       33-43

            With the exception of the information listed directly above and the information specifically incorporated by reference into Items 1, 5, 6 and 7 of this Report, the Company's Annual Report is not to be deemed filed as a part of this Report.

         1. (ii) Supplement Financial Information.

            The Supplemental Financial Information relating to the Company, Millennium America Inc. ('Millennium America') and Equistar consist of the following:

Report of Price Waterhouse LLP...............................................            F-1
Report of Ernst & Young LLP..................................................            F-2
     (Cornerstone-Spectrum, Inc.)
Report of Ernst & Young LLP (HMB Holdings Inc.)..............................            F-3
Millennium America Consolidated Balance Sheets -- December 31, 1997 and
  1996.......................................................................            F-4
Millennium America Consolidated (Combined) Statements of Operations -- Years
  Ended December 31, 1997, 1996 and 1995.....................................            F-5
Financial Statements of Equistar:
     Report of Price Waterhouse LLP and Coopers and Lybrand L.L.P............            F-6
     Statement of Income -- December 1, 1997 to December 31, 1997............            F-7

                                                  (table continued on next page)

(table continued from previous page)

     Balance Sheet -- December 31, 1997......................................            F-8
     Statement of Partners' Capital -- December 1, 1997 to December 31,
       1997..................................................................            F-9
     Statement of Cash Flows -- December 1, 1997 to December 31, 1997........           F-10
     Notes to Financial Statements...........................................   F-11 to F-19

         2. Financial Statement Schedule.

            Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of this Annual Report on Form 10-K, should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K. Schedules, other than
            Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated (Combined) Financial Statements of the Company or the Notes thereto.

         3. Exhibits.

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1
              to the Company's Registration Statement on Form 10 (File No. 1-12091) (the 'Form 10'))*
 3.2       -- By-laws of the Company (Filed as Exhibit 3.2 to the Form 10)*
 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America Inc.
              (formerly Hanson America, Inc.) ('Millennium America'), the Company and The Bank of New
              York, as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the 7.625%
              Senior Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the Registration
              Statement of the Company and Millennium America on Form S-1 (Registration No. 333-15975)
              (the 'Form S-1'))*
 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among Millennium America, the
              Company and The Bank of New York, as Trustee**
10.1       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings Inc. (formerly HM Holdings, Inc.) ('Millennium Holdings') and Hanson
              (including related form of Indemnification Agreement and Tax Sharing and Indemnification
              Agreement) (Filed as Exhibit 10.1 to the Form 10)*
10.2       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings and Hanson relating to Peabody Holding Company, Inc. (including related form of Indemnification Agreement and Tax Sharing and Indemnification Agreement)
              (Filed as Exhibit 10.2 to the Form 10)*
10.3       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings and Hanson relating to certain Canadian subsidiaries (including related form of Indemnification Agreement) (Filed as Exhibit 10.3 to the Form 10)*
10.4       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              Millennium Holdings and Hanson relating to Lynton Group, Inc. (Filed as Exhibit 10.4 to the Form 10)*
10.5       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              HMB Holdings Inc. and Hanson (including related form of Indemnification Agreement and Tax
              Sharing and Indemnification Agreement) (Filed as Exhibit 10.5 to the Form 10)*
10.6       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              Hanson and MHC Inc. (including related form of Indemnification Agreement and Tax Sharing and Indemnification Agreement) (Filed as Exhibit 10.6 to the Form 10)*
10.7       -- Demerger Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas
              Holdings Ltd. (formerly Hanson Overseas Holdings Ltd.) and the Company (Filed as Exhibit
              10.7 to the Form 10)*

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
10.8       -- Form of Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form 10)*
10.9(a)    -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc.
              (formerly HM Anglo American Ltd.), Hanson North America Inc. and the Company (Filed as
              Exhibit 10.9(a) to the Form 10)*
10.9(b)    -- Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium
              Overseas Holdings Ltd. Millennium Inorganic Chemicals Limited (formerly SCM Chemicals
              Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.) and Millennium Inorganic
              Chemicals Ltd. (formerly SCM Chemicals Ltd.) and the Company (the 'Deed of Tax Covenant')
              (Filed as Exhibit 10.9(b) to the Form 10)*
10.9(c)    -- Amendment to the Deed of Tax Covenant dated January 28, 1997 (Filed as Exhibit 10.9(c)
              to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the
              '1996 Form 10-K')*
10.10      -- Form of Corporate Transition Agreement, dated as of September 30, 1996, between Hanson
              North America Inc. and Millennium America Holdings Inc. (Filed as Exhibit 10.10 to the
              Form 10)*
10.11      -- Form of Joint Ownership Agreement, dated as of September 30, 1996, between Hanson North
              America Inc. and Millennium America Holdings Inc. (Filed as Exhibit 10.11 to the Form
              10)*
10.12      -- Form of Agreement, dated as of October 1, 1996, between Hanson Pacific Limited and
              Millennium Holdings Inc. (Filed as Exhibit 10.12 to the Form 10)*
10.13      -- Form of Management Agreement, dated as of September 30, 1996, among MHC Inc., Millennium
              Petrochemicals Inc. (formerly Quantum Chemical Corporation) ('Millennium Petrochemicals')
              and Welbeck Management Limited (Filed as Exhibit 10.13(a) to the Form 10)*
10.14(a)   -- Credit Agreement ('Credit Agreement'), dated as of July 26, 1996, among Millennium
              America Inc. (formerly Hanson America Inc.), the Company, as Guarantor, the borrowing subsidiaries party thereto, the lenders party thereto, The Chase Manhattan Bank, as
              Documentation Agent, and Bank of America National Trust and Savings Association, as
              Administration Agent (Filed as Exhibit 10.14 to the Form 10)*
10.14(b)   -- Amendment to the Credit Agreement dated as of December 18, 1996 (Filed as Exhibit
              10.14(b) to the 1996 Form 10-K)*
10.14(c)   -- Second Amendment to the Credit Agreement dated as of October 20, 1997**
10.15      -- Agreement, dated as of July 1, 1996, between Millennium America Holdings Inc. and
              William M. Landuyt (Filed as Exhibit 10.15 to the Form 10)* 'D'
10.16      -- Agreement, dated as of July 1, 1996, between Millennium America Holdings Inc. and Robert
              E. Lee (Filed as Exhibit 10.16 to the Form 10)*'D'
10.17      -- Agreement, dated as of July 1, 1996, between Millennium America Holdings Inc. and George
              H. Hempstead III (Filed as Exhibit 10.17 to the Form 10)*'D'
10.18      -- Agreement, dated as of July 1, 1996, between Millennium America Holdings Inc. and John
              E. Lushefski (Filed as Exhibit 10.18 to the Form 10)*'D'
10.19      -- Agreement, dated as of July 1, 1996, between Millennium Petrochemicals and Ronald H.
              Yocum (Filed as Exhibit 10.19 to the Form 10)*'D'
10.20      -- Agreement, dated as of July 1, 1996, between Millennium Specialty Chemicals Inc.
              (formerly Glidco Inc.), and George W. Robbins (Filed as Exhibit 10.21 to the Form 10)*'D'
10.21      -- Form of Agreement between Millennium Petrochemicals Inc. and each of Peter P. Hanik and
              Charles F. Daly**'D'
10.22      -- Form of Change-in-Control Agreement, dated as of July 1, 1996, between, Millennium
              America Holdings Inc. and each of A. Mickey Foster, Francis V. Lloyd, Christine F.
              Wubbolding, Marie S. Dreher and James A. Lofredo (Filed as Exhibit 10.22 to the Form
              10)*'D'
10.23(a)   -- Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.23 to
              the Form 10)*'D'
10.23(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Annual Performance Plan. (Filed as
              Exhibit 10.23(b) to the 1996 Form 10-K)*'D'

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
10.23(c)   -- Amendment Number 2 to the Millennium Chemical Inc. Annual Performance Incentive
              Plan**'D'
10.24(a)   -- Millennium Chemicals Inc. 1996 Long Term Incentive Plan (Filed as Exhibit 10.24 to the
              Form 10)*'D'
10.24(b)   -- Termination Amendment to the Millennium Chemicals Inc. 1996 Long Term Incentive
              Plan**'D'
10.24(c)   -- Amendment to the Millennium Chemicals Inc. 1996 Long Term Incentive Plan**'D'
10.25(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25 to the
              Form 10)*'D'
10.25(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock Incentive Plan
              (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q.)*'D'
10.25(c)   -- Amendment to the Millennium Chemicals Inc. Long Term Stock Incentive Plan**'D'
10.26      -- Millennium Chemicals Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.26
              to the Form 10)*'D'
10.27      -- Millennium Petrochemicals Supplemental Executive Retirement Plan (Filed as Exhibit 10.27
              to the Form 10)*'D'
10.28      -- Millennium Inorganic Chemicals Supplemental Executive Retirement Plan (Filed as Exhibit
              10.28 to the Form 10)*'D'
10.29      -- Millennium Specialty Chemicals Supplemental Executive Retirement Plan (Filed as Exhibit
              10.29 to the Form 10)*'D'
10.30(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30 to the
              1996 Form 10-K)*'D'
10.30(b)   -- Amendment to the Millennium Chemicals Inc. Salary and Bonus Deferred Plan**'D'
10.31      -- Master Transaction Agreement between the Company and Lyondell (Filed as an exhibit to the Company's Current Report on Form 8-K dated July 25, 1997)*
10.32      -- First Amendment to Master Transaction Agreement between Lyondell and the Company (Filed as an exhibit to the Company's Current Report on Form 8-K dated October 17, 1997)*
10.33      -- Limited Partnership Agreement of Equistar (Filed as an exhibit to the Company's Current
              Report on Form 8-K dated October 17, 1997)*
10.34      -- Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium
              Petrochemicals LP LLC and Equistar (Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 1997)*
10.35      -- Asset Contribution Agreement among Lyondell, Lyondell Petrochemicals L.P. Inc. and
              Equistar (Filed as an exhibit to the Company's Current Report on Form 8-K dated December
              10, 1997)*
10.36      -- Parent Agreement among Lyondell, the Company and Equistar (Filed as an exhibit to the
              Company's Current Report on Form 8-K dated December 10, 1997)*
11.1       -- Statement re: computation of per share earnings**
12.1       -- Statement re: computation of ratios**
21.1       -- Subsidiaries of the Company**
23.1       -- Consent of Price Waterhouse LLP**
23.2       -- Consent of Ernst & Young LLP**
23.3       -- Consent of Price Waterhouse LLP and Coopers & Lybrand L.L.P.**
27.1       -- Financial Data Schedule**
99.1       -- Form of Letter Agreement, dated July 3, 1996, between Hanson and U.K. Inland Revenue
              (Filed as Exhibit 99.2 to the Form 10)*
              In addition, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above which defines the rights of the holders of long-term debt of the Company and its subsidiaries.

------------

*  Incorporated by reference

** Filed herewith

                                              (footnotes continued on next page)

(footnotes continued from previous page)

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

     (B) REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K dated December 10, 1997, reporting, pursuant to Item 2 of Form 8-K, the completion on December 1, 1997, of the joint venture transaction between the Company and Lyondell to form Equistar. The Company incorporated by reference, pursuant to Item 7 of Form 8-K, from the Joint Proxy Statement of the Company and Lyondell dated October 17, 1997, the financial statements of the businesses contributed to Equistar by each of the Company and Lyondell and the Unaudited Pro Forma Consolidated Data of the Company and Equistar.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLENNIUM CHEMICALS INC.
                                          By:       /s/ WILLIAM M. LANDUYT
                                             ...................................
                                                     WILLIAM M. LANDUYT
                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

March 30, 1998

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

                SIGNATURE                                                   TITLE
------------------------------------------  ---------------------------------------------------------------------
          /S/ WILLIAM M. LANDUYT            Chairman of the Board, President, Chief Executive Officer and
 .........................................    Director (principal executive officer)
           (WILLIAM M. LANDUYT)

            /S/ ROBERT E. LEE               President, Chief Executive Officer of Millennium Inorganic Chemicals
 .........................................    and Director
             (ROBERT E. LEE)

          /S/ JOHN E. LUSHEFSKI             Senior Vice President and Chief Financial Officer (principal
 .........................................    financial officer)
           (JOHN E. LUSHEFSKI)

            /S/ KENNETH BAKER               Director
 .........................................
               (LORD BAKER)

         /S/ WORLEY H. CLARK, JR.           Director
 .........................................
          (WORLEY H. CLARK, JR.)

          /S/ MARTIN D. GINSBURG            Director
 .........................................
           (MARTIN D. GINSBURG)

              /S/ GLENARTHUR                Director
 .........................................
            (LORD GLENARTHUR)

         /S/ DAVID J. P. MEACHIN            Director
 .........................................
          (DAVID J. P. MEACHIN)

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

           /S/ MARIE S. DREHER              Vice President-Corporate Controller
 .........................................    (principal accounting officer)
            (MARIE S. DREHER)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     SUPPLEMENTAL FINANCIAL INFORMATION AND
                        THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.

     Our audits of the consolidated (combined) financial statements referred to in our report dated January 23, 1998, except as to Note 13, which is as of March 20, 1998, appearing on page 28 of the 1997 Annual Report to Shareholders of Millennium Chemicals Inc. (which report and consolidated (combined) financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule listed in Item 14(a) of this Annual Report on Form 10-K. In our opinion, such Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated (combined) financial statements.

PRICE WATERHOUSE LLP
Morristown, NJ
January 23, 1998

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

     As discussed in Note 3 to the consolidated financial statements of the Company, the Company changed its method of measuring losses for impairment of long-lived assets.

                               ERNST & YOUNG LLP

Hackensack, New Jersey
November 13, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholder of
HMB HOLDINGS, INC.

     We have audited the consolidated balance sheets of HMB Holdings, Inc. (the 'Company') as of September 30, 1995 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of HMB Holdings, Inc. at September 30, 1995 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                               ERNST & YOUNG LLP

Hackensack, New Jersey
November 7, 1995, except for Note 11,
as to which the date is July 2, 1996.

                            MILLENNIUM AMERICA INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

     Millennium America, a wholly-owned subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the U.K., France and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006, and the 7 5/8% Debentures due November 15, 2026, and is a borrower under the Company's Revolving Credit Agreement. Accordingly, the Consolidated Balance Sheets and Consolidated (Combined) Statements of Operations are provided for Millennium America.

                            MILLENNIUM AMERICA INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1997        1996
                                                                                               ------      ------
                                                                                                 (IN MILLIONS)

                                           ASSETS

Current assets:
     Cash and cash equivalents..............................................................   $   23      $  375
     Trade receivables, net.................................................................      260         399
     Inventories............................................................................      165         411
     Other current assets...................................................................       80          73
                                                                                               ------      ------
          Total current assets..............................................................      528       1,258
Property, plant and equipment...............................................................      473       1,827
Investment in Equistar......................................................................    1,934        --
Investments and other assets................................................................      227         291
Due from parent and affiliates..............................................................      260          89
Goodwill....................................................................................      468       1,766
                                                                                               ------      ------
          Total assets......................................................................   $3,890      $5,231
                                                                                               ------      ------
                                                                                               ------      ------

                              LIABILITIES AND INVESTED CAPITAL
Current liabilities:
     Notes payable..........................................................................   $ --        $   98
     Current maturities of long-term debt...................................................        2           8
     Trade accounts payable.................................................................       43         119
     Income taxes payable...................................................................        4          22
     Accrued expenses and other liabilities.................................................      247         460
                                                                                               ------      ------
          Total current liabilities.........................................................      296         707
Non-current liabilities:
     Long-term debt.........................................................................    1,293       2,319
     Deferred income taxes..................................................................      237          61
     Due to parent and affiliates...........................................................      334         389
     Other liabilities......................................................................      783         649
                                                                                               ------      ------
          Total liabilities.................................................................    2,943       4,125
                                                                                               ------      ------
Commitments and contingencies (see Note 11 of the Company's Annual Report)
Invested capital............................................................................      947       1,106
                                                                                               ------      ------
          Total liabilities and invested capital............................................   $3,890      $5,231
                                                                                               ------      ------
                                                                                               ------      ------

                            MILLENNIUM AMERICA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996        1995
                                                                                    ------     -------     ------
                                                                                            (IN MILLIONS)

Net sales........................................................................   $2,714     $ 2,693     $3,432
Operating costs and expenses:
     Cost of products sold.......................................................    1,915       2,019      2,229
     Depreciation and amortization...............................................      184         180        223
     Selling, development and administrative expense.............................      193         191        236
     Impairment of assets and related closure costs..............................     --            58       --
                                                                                    ------     -------     ------
          Operating income.......................................................      422         245        744
Interest expense (primarily to a related party)..................................     (128)       (253)      (240)
Interest income..................................................................        7          28         24
Gain on sale of Suburban Propane.................................................     --           210       --
Equity in earnings of Equistar...................................................       18       --          --
Equity in earnings of Suburban Propane Partners..................................       (5)         37       --
Other (income) expense, net......................................................       19           5        (56)
                                                                                    ------     -------     ------
Income from continuing operations before provision for income taxes..............      333         272        472
Provision for income taxes.......................................................     (150)       (182)      (196)
                                                                                    ------     -------     ------
Income from continuing operations................................................      183          90        276
(Loss) income from discontinued operations (net of income taxes of ($1,167) and
  $22)...........................................................................     --        (2,842)        18
                                                                                    ------     -------     ------
Net income (loss)................................................................   $  183     $(2,752)    $  294
                                                                                    ------     -------     ------
                                                                                    ------     -------     ------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
  of EQUISTAR CHEMICALS, LP:

     We have audited the accompanying balance sheet of Equistar Chemicals, LP (the 'Partnership') as of December 31, 1997, and the related statements of income, partners' capital, and cash flows for the period from December 1, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equistar Chemicals, LP as of December 31, 1997, and the results of its operations and its cash flows for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.                                 PRICE WATERHOUSE LLP
Houston, Texas                                           Morristown, New Jersey
February 16, 1998                                        February 16, 1998
(Except as to the information presented in Note 18, for  (Except as to the information presented in Note 18, for
which the date is March 20, 1998)                        which the date is March 20, 1998)

                             EQUISTAR CHEMICALS, LP
                              STATEMENT OF INCOME
              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997

                                                                                              (MILLIONS
                                                                                                  OF
                                                                                               DOLLARS)

Sales and other operating revenues:
     Unrelated parties.....................................................................      $338
     Related parties.......................................................................        27
                                                                                              ----------
                                                                                                  365
Operating costs and expenses:
     Cost of sales:
          Unrelated parties................................................................       261
          Related parties..................................................................        26
     Selling, general and administrative expenses..........................................        21
     Unusual charges.......................................................................        42
                                                                                              ----------
                                                                                                  350
     Operating income......................................................................        15
Interest expense...........................................................................       (10)
Interest income............................................................................         2
                                                                                              ----------
Net income.................................................................................      $  7
                                                                                              ----------
                                                                                              ----------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                                 BALANCE SHEET
                               DECEMBER 31, 1997

                                                                                              (MILLIONS
                                                                                                  OF
                                          ASSETS                                               DOLLARS)

Current assets:
     Cash and cash equivalents.............................................................     $   41
     Accounts receivable:
          Trade............................................................................        445
          Related parties..................................................................         36
     Receivable from partners..............................................................        150
     Inventories...........................................................................        513
     Prepaid expenses and other current assets.............................................         24
                                                                                              ----------
          Total current assets.............................................................      1,209
                                                                                              ----------
Property, plant and equipment..............................................................      3,678
Less accumulated depreciation and amortization.............................................     (1,560)
                                                                                              ----------
                                                                                                 2,118
Goodwill, net..............................................................................      1,139
Deferred charges and other assets..........................................................        151
                                                                                              ----------
          Total assets.....................................................................     $4,617
                                                                                              ----------
                                                                                              ----------
                             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade............................................................................     $  171
          Related parties..................................................................         18
     Payable to partners...................................................................         63
     Other accrued liabilities.............................................................         65
     Current maturities of long-term debt..................................................         36
                                                                                              ----------
          Total current liabilities........................................................        353
                                                                                              ----------
Long-term debt.............................................................................      1,512
Other liabilities and deferred credits.....................................................         34
Commitments and contingencies
Partners' capital:
     Partners' capital.....................................................................      3,063
     Note receivable from Lyondell LP......................................................       (345)
                                                                                              ----------
          Total partners' capital..........................................................      2,718
                                                                                              ----------
          Total liabilities and partners' capital..........................................     $4,617
                                                                                              ----------
                                                                                              ----------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                         STATEMENT OF PARTNERS' CAPITAL
              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997

                                                                        LYONDELL    MILLENNIUM    TOTAL
                                                                        --------    ----------    ------
                                                                             (MILLIONS OF DOLLARS)

Balance at December 1, 1997 (inception)..............................    $--          $--         $ --
Capital contributions at inception:
     Net assets, at historical cost..................................       763        2,048       2,811
     Note receivable from Lyondell LP                                       345        --            345
Net income...........................................................         4            3           7
Distributions to partners............................................       (57)         (43)       (100)
                                                                        --------    ----------    ------
Balance at December 31, 1997.........................................    $1,055       $2,008      $3,063
                                                                        --------    ----------    ------
                                                                        --------    ----------    ------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                            STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997

                                                                                              (MILLIONS
                                                                                                  OF
                                                                                               DOLLARS)

Cash flows from operating activities:
     Net income............................................................................     $    7
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization....................................................         19
          Increase in accounts receivable..................................................       (100)
          Increase in receivable from partners.............................................       (101)
          Increase in inventories..........................................................         (5)
          Increase in accounts payable.....................................................        188
          Increase in payable to partners..................................................         54
          Increase in other accrued liabilities............................................         48
          Net change in other working capital accounts.....................................        (15)
          Other............................................................................          7
                                                                                              ----------
               Net cash provided by operating activities...................................        102
                                                                                              ----------
Cash flows from investing activities:
     Additions to property, plant and equipment............................................        (12)
                                                                                              ----------
          Net cash used in investing activities............................................        (12)
                                                                                              ----------
Cash flows from financing activities:
     Borrowings of long-term debt..........................................................         50
     Cash contributions from partners......................................................          1
     Distributions to partners.............................................................       (100)
                                                                                              ----------
          Net cash used in financing activities............................................        (49)
                                                                                              ----------
Increase in cash and cash equivalents......................................................         41
Cash and cash equivalents at beginning of period...........................................      --
                                                                                              ----------
Cash and cash equivalents at end of period.................................................     $   41
                                                                                              ----------
                                                                                              ----------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION OF THE COMPANY AND OPERATIONS

     Pursuant to a partnership agreement (the 'Partnership Agreement'), Lyondell Petrochemical Company ('Lyondell') and Millennium Chemicals Inc. ('Millennium') formed Equistar Chemicals, LP ('Equistar' or the 'Partnership'), a Delaware limited partnership, which commenced operations on December 1, 1997 (See note 11 for related discussion). The Partnership is owned 57% by Lyondell and 43% by Millennium. Lyondell owns its interest in the Partnership through two wholly-owned subsidiaries, Lyondell Petrochemical G.P. Inc. ('Lyondell GP') and Lyondell Petrochemical L.P. Inc. ('Lyondell LP'). Millennium also owns its interest in the Partnership through two wholly-owned subsidiaries, Millennium Petrochemicals GP LLC ('Millennium GP') and Millennium Petrochemicals LP LLC ('Millennium LP').

     The Partnership owns and operates the petrochemicals and polymers businesses contributed by Lyondell and Millennium (the 'Contributed Businesses') which consist of 15 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment produces products including ethylene, propylene, ethyl alcohol, butadiene, aromatics and methyl tertiary butyl ether ('MTBE'). These products are used primarily in the production of other chemicals and products, including polymers. The petrochemicals segment also includes sales of methanol produced by Lyondell Methanol LP ('Lyondell Methanol'), which is owned 75% by Lyondell. The Partnership operates the Lyondell Methanol facility. The polymers segment produces products that include polyethylene (high-density, low-density and linear low-density), and polypropylene, which are used in the production of a wide variety of consumer and industrial products.

     The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

     Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based on their percentage ownership of the Partnership. Distributions are made to the partners based on their percentage ownership of the Partnership. Additional contributions required by the Partnership will also be based on the partners' percentage ownership of the Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Revenue from product sales is generally recognized upon shipment of products to the customer.

     Cash and Cash Equivalents. Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Partnership performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Partnership's investment strategy.

     The Partnership has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Partnership's discretion. As a result, none of the Partnership's cash is restricted.

     Management determines the appropriate classification of investments in debt securities as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts Receivable. The Partnership sells its products primarily to companies in the petrochemicals and polymers industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ('LIFO') basis except for materials and supplies, which are valued at average cost.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 25 years.

     Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. The Partnership's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

     Turnaround Maintenance and Repair Expenses. Cost of major repairs and maintenance incurred in connection with turnarounds of units at the Partnership's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years.

     Goodwill. Goodwill, which was contributed by Millennium, is being amortized using the straight-line method over forty years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to the related operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill, and if necessary other related assets, is adjusted. Management believes that no impairment exists at December 31, 1997. The Partnership amortized $3 million of goodwill during the period from December 1, 1997 (inception) to December 31, 1997.

     Environmental Remediation Costs. Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ('SOP 96-1'), 'Environmental Remediation Liabilities,' which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The effect of adoption of SOP 96-1 in 1997 did not have a material impact on the Partnership's financial position or results of operations.

     Exchanges. Finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

     Income Taxes. The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. FINANCIAL INSTRUMENTS

     The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Partnership for debt with terms and average maturities similar to the Partnership's debt portfolio, the fair value of the Partnership's long-term debt, including amounts due within one year, was $1.506 billion at December 31, 1997.

     At December 31, 1997, the Partnership had issued letters of credit totaling $4 million.

4. RELATED PARTY TRANSACTIONS

     Lyondell provides certain corporate, general and administrative services to the Partnership, including legal, tax, treasury, risk management and other services pursuant to a shared services agreement. The Partnership provides certain general and administrative services to Lyondell, including computer, office lease and employee benefits services. During the period from December 1, 1997 (inception) to December 31, 1997, billings for these services were less than $1 million.

     The Partnership also provides certain general and administrative services to Millennium, including materials management, certain utilities, office space, health, safety and environmental services and computer services. Millennium provides the Partnership with certain operational services, including waste water treatment and barge dock access. During the period from December 1, 1997 (inception) to December 31, 1997, billings for these services were less than $1 million.

     The Partnership has several feedstock and product sales agreements with Lyondell-CITGO Refining Company Ltd. ('LCR'), a joint venture investment of Lyondell. Sales to LCR were $27 million and cost of sales to LCR were $26 million for the period from December 1, 1997 (inception) to December 31, 1997.

     The Partnership has a feedstock, product sales and other services agreement with Lyondell Methanol. Lyondell Methanol sells all of its products to Equistar. Purchases from Lyondell Methanol were $15 million for the period from December 1, 1997 (inception) to December 31, 1997. Lyondell Methanol purchased $4 million of natural gas feedstock from the Partnership during the period from December 1, 1997 (inception) to December 31, 1997. Lyondell Methanol also pays a business management fee to Equistar which was less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997.

5. INVENTORIES

     The categories of inventory and their book values at December 31, 1997 were as follows:

                                                                  (MILLIONS OF DOLLARS)

Petrochemicals.................................................           $ 183
Polymers.......................................................             264
Materials and supplies.........................................              66
                                                                         ------
     Total inventories.........................................           $ 513
                                                                         ------
                                                                         ------

     For the period from December 1, 1997 (inception), to December 31, 1997, the Partnership increased cost of sales by approximately $1 million associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $103 million at December 31, 1997.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment and their gross value at December 31, 1997, were as follows:

                                                                  (MILLIONS OF DOLLARS)

Manufacturing facilities and equipment.........................          $ 3,477
Construction projects in progress..............................              127
Land...........................................................               74
                                                                         -------
     Total property, plant and equipment.......................          $ 3,678
                                                                         -------
                                                                         -------

7. DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets at December 31, 1997, were as follows:

                                                                  (MILLIONS OF DOLLARS)

Deferred turnaround costs, net.................................           $  66
Deferred software costs, net...................................              44
Deferred pension asset.........................................              23
Other..........................................................              18
                                                                         ------
     Total deferred charges and other assets...................           $ 151
                                                                         ------
                                                                         ------

8. OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31, 1997, were as follows:

                                                                  (MILLIONS OF DOLLARS)

Accrued severance and other costs related to formation of the
  Partnership..................................................            $27
Accrued interest...............................................             10
Other..........................................................             28
                                                                           ---
     Total other accrued liabilities...........................            $65
                                                                           ---
                                                                           ---

9. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt at December 31, 1997, was comprised of the following:

                                                                  (MILLIONS OF DOLLARS)

10.00% Notes due in 1999.......................................          $   150
9.125% Notes due in 2002.......................................              100
5-year term credit facility....................................              800
Medium-term notes (1998-2005)..................................              194
6.5% Notes due in 2006.........................................              150
7.55% Debentures due in 2026...................................              150
Other..........................................................                4
                                                                         -------
                                                                           1,548
Less current portion...........................................               36
                                                                         -------
     Total long-term debt......................................          $ 1,512
                                                                         -------
                                                                         -------

     Aggregate maturities of long-term debt during the five years subsequent to December 31, 1997, are as follows: 1998-$36 million; 1999-$150 million; 2000-$42 million; 2001-$90 million; 2002-$901 million. All of the above debt is guaranteed by the Partners.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The medium-term notes mature at various dates from 1998 to 2005 and have a weighted average interest rate at December 31, 1997 of 9.83 percent.

     The Partnership has a five-year, $1.25 billion credit facility ('Facility') with a group of banks expiring November 2002. Borrowings under the Facility bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR, a fixed rate offered by one of the sponsoring banks or rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending on the type of borrowing made under the Facility. The Facility is available for working capital and general purposes as needed and contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of December 31, 1997, the Partnership was in compliance with the covenants of the Facility.

10. NOTE RECEIVABLE FROM LYONDELL LP

     Upon formation of the Partnership, Lyondell LP also contributed capital to the Partnership in the form of a $345 million promissory note (the 'Lyondell Note'). The Lyondell Note bears interest at LIBOR plus a market spread. The Lyondell Note will be repaid to the Partnership at the earlier of 3 years from the date the Partnership commenced operations or 30 days after a financing at LCR, a joint venture investment of Lyondell, which results in the repayment of LCR's existing $450 million 5-year term loan and a distribution to Lyondell of at least $345 million. During the period from December 1, 1997 (inception) to December 31, 1997, the Partnership accrued $1.75 million of interest income related to the Lyondell Note.

11. UNUSUAL CHARGES

     In December 1997, the Partnership recorded $42 million of unusual charges related to the formation of the Partnership. These charges included severance and other costs related to a workforce reduction (approximately 430 employees) that resulted from the consolidation of the businesses contributed to the Partnership ($30 million), various closing costs ($6 million), and various other charges ($6 million). Approximately $15 million of these charges were paid in 1997 and $27 million are included in other accrued liabilities in the accompanying balance sheet and will be paid during 1998.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The historical cost of the net assets contributed to the Partnership at inception are summarized as follows (in millions of dollars):

                                                                             AMOUNT
                                                                             ------

Total current assets......................................................   $ 948
Property, plant and equipment, net........................................   2,121
Goodwill, net.............................................................   1,142
Deferred charges and other assets.........................................     158
                                                                             ------
     Total assets.........................................................   $4,369
                                                                             ------
                                                                             ------
Current maturities of long-term debt......................................   $  36
Other current liabilities.................................................      17
Long-term debt............................................................   1,462
Other liabilities and deferred credits....................................      43
Partners' capital.........................................................   3,156
Note receivable from Lyondell LP..........................................    (345 )
                                                                             ------
     Total liabilities and partners' capital..............................   $4,369
                                                                             ------
                                                                             ------

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

13. LEASES

     At December 31, 1997, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:

                                                                         AMOUNT
                                                                  ---------------------
                                                                  (MILLION OF DOLLARS)

1998...........................................................           $ 128
1999...........................................................             111
2000...........................................................              80
2001...........................................................              56
2002...........................................................              42
Thereafter.....................................................             369
                                                                         ------
     Total minimum lease payments..............................           $ 786
                                                                         ------
                                                                         ------

     Operating lease net rental expense was $11 million for the period from December 1, 1997 (inception), to December 31, 1997.

     The Partnership is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1997, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                                         AMOUNT
                                                                  ---------------------
                                                                  (MILLION OF DOLLARS)

1998...........................................................           $  30
1999...........................................................              29
2000...........................................................              29
2001...........................................................              26
2002...........................................................              26
Thereafter.....................................................             189
                                                                         ------
     Total minimum contract payments...........................           $ 329
                                                                         ------
                                                                         ------

     The Partnership's total purchases under these agreements were $3 million during the period from December 1, 1997 (inception), to December 31, 1997.

14. RETIREMENT PLANS

     All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by the Partnership. The plans became effective on January 1, 1998, except for union represented employees, whose plans were contributed to the Partnership at formation. In connection with the formation of the Partnership, there were no pension assets or obligations contributed to the Partnership, except for the union represented plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. The Partnership accrues pension costs based on an actuarial valuation and funds the plans through contributions to pension trust funds. The Partnership also has unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status of the union represented plans at December 31, 1997 (the other plans are unfunded as of December 31, 1997):

                                                                  PLANS WITH ASSETS IN
                                                                     EXCESS OF ABO
                                                                  --------------------
                                                                      (MILLIONS OF
                                                                  DOLLARS)

Actuarial present value of benefit obligations:
     Vested benefit obligation.................................           $ 19
                                                                           ---
                                                                           ---
     Accumulated benefit obligation ('ABO')....................           $ 20
                                                                           ---
                                                                           ---
     Projected benefit obligation..............................           $ 21
Plan assets at fair value, primarily stocks and bonds..........             40
Plan assets in excess of projected benefit obligation..........             19
Unrecognized net loss..........................................              4
                                                                           ---
Net pension asset..............................................           $ 23
                                                                           ---
                                                                           ---

     As the non-union plans became effective on January 1, 1998, the Partnership did not recognize any net periodic pension cost during the period from December 1, 1997 (inception), to December 31, 1997.

     The assumptions used at December 31, 1997, in determining the net pension liability shown above were as follows:

                                                                              PERCENT

Discount rate..............................................................     7.25
Rate of salary progression.................................................     4.75
Long-term rate of return on assets.........................................     9.00

     Effective January 1, 1998, the Partnership also maintains voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, the Partnership contributes an amount equal to 160 percent of employee contributions up to a maximum matching contribution of eight percent of the employee's base salary.

15. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Partnership sponsors unfunded postretirement benefit plans other than pensions ('OPEB') for both salaried and non-salaried employees, which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, the Partnership pays approximately 80 percent of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time. In connection with the formation of the Partnership, the Partners contributed $31 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership.

     The following table sets forth the plans' separate postretirement benefit liabilities at December 31, 1997:

                                                                                              MEDICAL         LIFE
                                                                                              -------         ----
                                                                                                  (MILLIONS OF
                                                                                                    DOLLARS)

Accumulated postretirement benefit obligation:
     Retirees..............................................................................    $--            $--
     Fully eligible active plan participants...............................................      (11)           (3)
     Other active plan participants........................................................      (25)          (11)
                                                                                              -------         ----
                                                                                                 (36)          (14)
Unrecognized prior service cost............................................................     --             --
Unrecognized net loss......................................................................       14             5
                                                                                              -------         ----
Accrued postretirement benefit liability...................................................    $ (22)         $ (9)
                                                                                              -------         ----
                                                                                              -------         ----

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The accrued postretirement benefit liabilities were calculated and contributed as of December 31, 1997; therefore, there was no net periodic postretirement benefit costs for the period from December 1, 1997 (inception), to December 31, 1997.

     For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1997, was 7% for 1998-2001 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1997, by less than $1 million.

     The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.25% at December 31, 1997, and an average rate of salary progression of 4.75%. The Partnership's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.

16. COMMITMENTS AND CONTINGENCIES

     The Partnership has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

     The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of the Partnership.

     Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the partnership, subject to certain terms of the Asset Contribution Agreements.

     The Partnership's policy is to be in compliance with all applicable environmental laws. The Partnership is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Partnership cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

     In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of the Partnership. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on the Partnership's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

17. SEGMENT INFORMATION

     The petrochemicals segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; and MTBE. The polymers segment consists of polyolefins including polypropylene, high-density polyethylene, low-density polyethylene and linear low-density polyethylene.

                             EQUISTAR CHEMICALS, LP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized below is the segment data for the Partnership. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.


                                 PETROCHEMICALS    POLYMERS
                                    SEGMENT         SEGMENT     UNALLOCATED    ELIMINATIONS    CONSOLIDATED
                                 --------------    ---------    -----------    ------------    ------------
                                                           (MILLIONS OF DOLLARS)

Sales and other operating
  revenues:
     Customers................       $  179         $   186                                       $  365
     Intersegment.............          105           --                          $ (105)         --
                                    -------        ---------                   ------------    ------------
                                        284             186                         (105)            365
Cost of sales.................          236             156                         (105)            287
Selling, general and
  administrative expenses.....            1               8       $    12         --                  21
Unusual charges...............       --               --               42         --                  42
                                    -------        ---------    -----------    ------------    ------------
Operating income..............       $   47         $    22       $   (54)        --              $   15
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Depreciation and amortization
  expense.....................       $    7         $     7       $     5         --              $   19
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Capital expenditures..........       $    7         $     4       $     1         --              $   12
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Identifiable assets...........       $1,679         $ 1,510       $ 1,428         $--             $4,617
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------

18. SUBSEQUENT EVENT

     On March 20, 1998, Lyondell and Millennium announced an agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses of Occidental Chemical Corporation ('Occidental'), a subsidiary of Occidental Petroleum Corporation. The transaction, which is subject to regulatory approval, is expected to close by mid-year 1998. After the close of the transaction, Lyondell will have 41% ownership interest of the Partnership and Millennium and Occidental will each have 29.5% ownership interests.

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT     CHARGED TO    CHARGED TO
                                              BEGINNING OF      COSTS         OTHER                        BALANCE AT
                 DESCRIPTION                     PERIOD      AND EXPENSES    ACCOUNTS    DEDUCTION        END OF PERIOD
--------------------------------------------- ------------   ------------   ----------   ---------        -------------
                                                                            (IN MILLIONS)
Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts.........     $ 15           $  5        $     --      $   4(a)           $  16
Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts.........       16              1              --          9(a)(b)            8
          Valuation Allowance................       --             --           112(c)        --                112
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts.........        8                            2(d)         4(a)               2
          Valuation Allowance................      112                                       (31)               143

------------

 (a) Uncollected accounts written off, net of recoveries.

 (b) Sale of Suburban Propane.

 (c) Valuation on tax carryforwards arising from demerger transactions.

 (d) Reclassed to other current assets as net receivable from Equistar.

                                      S-1



                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................   'r'
The dagger symbol shall be expressed as...............................   'D'
Characters normally expressed as subscript shall be expressed as baseline characters.