Form 10-Q
period 1998-03-31
MILLENNIUM CHEMICALS INC
filed 1998-05-15
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                               230 Half Mile Road
                           Red Bank, New Jersey 07701
                    (Address of principal executive offices)

                                  732-933-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,580,438 shares of Common Stock, par value $.01 per share, as of May 8, 1998.

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents


                                                                          Page
Part I

 Item 1  Financial Statements............................................   2
 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  .....................................  18

Part II


 Item 6  Exhibits and Reports on Form 8-K................................  21
 Signature...............................................................  22
 Exhibit Index...........................................................  23



Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: material changes in the relationship between industry production capacity and operating rates on the one hand, and demand for the products of Millennium Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar), including ethylene, polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; and failure to achieve the Company's and Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
                                                         March 31,  December 31,
                                                           1998        1997
                                                        ----------  -----------
                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                             $   58     $   64
     Trade receivables, net                                   308        369
     Inventories                                              270        273
     Other current assets                                     100        106
                                                        ---------  ---------
            Total current assets                              736        812
Property, plant and equipment, net                            837        851
Investment in Equistar                                      1,810      1,934
Other assets                                                  264        261
Goodwill                                                      464        468
                                                         --------  ---------
            Total assets                                   $4,111     $4,326
                                                         ========  =========
Liabilities and shareholders' equity
Current liabilities:
     Notes payable                                         $   56      $   -
     Current maturities of long-term debt                      20         20
     Trade accounts payable                                    82         86
     Income taxes payable                                      19         12
     Accrued expenses and other liabilities                   293        323
                                                         --------   --------
            Total current liabilities                         470        441
Long-term debt                                              1,034      1,327
Deferred income taxes                                         299        280
Other liabilities                                             805        814
                                                         ---------  --------
            Total liabilities                               2,608      2,862
                                                         ---------  --------

Commitments and contingencies (Note 8)
Shareholders' equity
 Preferred stock (par value $.01 per share,
   authorized  25,000,000  shares, none issued and
   outstanding)                                              -             -
 Common stock (par value $.01 per share,
   authorized 225,000,000 shares; issued and
   outstanding 77,291,371 shares in 1998 and
   77,276,942 shares in 1997)                                   1          1
 Paid in capital                                            1,348      1,334
 Retained earnings                                            216        177
 Unearned restricted shares                                   (53)       (42)
 Cumulative translation adjustment                             (9)        (6)
                                                         --------- ---------
            Total shareholders' equity                      1,503      1,464
                                                         --------  ---------
            Total liabilities and shareholders' equity     $4,111     $4,326
                                                         ========  =========

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS EXCEPT SHARE DATA)
                                                             Three Months Ended
                                                                   March 31,
                                                              1998         1997
                                                             -------      ------
                                                                  (Unaudited)

Net sales                                                       $ 399    $  794
Operating costs and expenses
     Cost of products sold                                        285       624
     Depreciation and amortization                                 23        53
     Selling, development and administrative expense               33        51
                                                                  ----      ----
            Operating income                                       58        66
Interest expense                                                  (20)      (38)
Interest income                                                     1         5
Equity in earnings of Equistar                                     45        --
Other income (expense), net                                         5         4
                                                                  ----      ----
Income before provision for income taxes                           89        37
Provision for income taxes                                        (39)      (17)
                                                                  ----      ----
Net income                                                     $   50    $   20
                                                                 =====     =====

Net income per share - basic                                   $ 0.67    $ 0.27
                                                                 =====     =====
Net income per share - diluted                                 $ 0.66    $ 0.27
                                                                 =====     =====

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
                                                              Three Months Ended
                                                                     March 31,
                                                                  1998     1997
                                                                 ------   ------
                                                                   (Unaudited)
Cash flows from operating activities
     Net income                                                  $   50   $  20
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Depreciation and amortization                                23      53
        Provision for deferred income taxes                          21      13
        Restricted stock amortization                                 3      --
        Equity earnings                                             (49)     (5)
     Changes in assets and liabilities
        Increase in trade receivables                               (15)    (24)
        Decrease in inventories                                       3      53
        Decrease in other current assets                             --       7
        (Increase) decrease in investments and other assets          (3)     13
        (Decrease) in trade accounts payable                         (1)    (39)
        (Decrease) increase in accrued expenses and
            other liabilities and income taxes payable              (23)     57
        (Decrease) in other liabilities                              (8)    (33)
                                                                    ----    ----
        Cash provided by operating activities                         1     115
Cash flows from investing activities
     Capital expenditures                                           (27)    (36)
     Distribution from Equistar                                      44      --
     Proceeds from sale of fixed assets                               4      --
                                                                    ----    ----
        Cash provided by (used in) investing activities              21     (36)
Cash flows from financing activities
     Dividend to shareholders                                       (11)    (11)
     Repayment of long-term debt                                   (288)   (356)
     Accounts receivable collection through Equistar                205      --
     Increase (decrease) in notes payable                            56     (50)
                                                                    ----    ----
        Cash (used in) financing activities                         (38)   (417)
Effect of exchange rate changes on cash                              10      (5)
                                                                    ----    ----
        (Decrease) in cash and cash equivalents                      (6)   (343)
        Cash and cash equivalents at beginning of period             64     408
                                                                    ----    ----
        Cash and cash equivalents at end of period                $  58    $ 65
                                                                    ====    ====

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS)

                                                                                           Unearned    Cumulative
                                             Common Stock         Paid In      Retained   Restricted   Translation
                                          Shares      Amount      Capital      Earnings      Shares     Adjustment       Total
                                        ----------  ----------   ----------    --------    ----------  ------------   ----------
Balance at December 31, 1997                   76   $        1   $    1,334    $    177    $    (42)   $        (6)   $   1,464
Comprehensive Income                                                                                                          -
  Net income                                                                         50                                      50
  Other comprehensive income
    Currency translation adjustment                                                                             (3)          (3)
    Amortization and adjustments
    of unearned restricted shares                                        14                     (11)                          3
                                                                 ----------   ---------    ---------   ------------  ----------
Total comprehensive income                                               14          50         (11)            (3)          50

Dividends                                                                           (11)                                    (11)
                                       -----------   ----------  ----------    ----------- ----------  ------------  ----------
Balance at March 31, 1998 (Unaudited)          76   $        1   $    1,348    $    216   $     (53)   $        (9)  $    1,503
                                       ===========   ==========  ==========    =========== ==========  ============  ==========

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 1--Basis of Presentation and Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals operating through its wholly-owned subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemicals Inc. and, beginning December 1, 1997, through its 43% interest in Equistar Chemicals, LP ("Equistar"), a joint venture formed by the Company and Lyondell Petrochemical Company ("Lyondell") to jointly own and operate the olefins and polymers businesses of the Company and Lyondell (see
Note 2).

The Company was incorporated on April 18, 1996 and has been publicly owned since October 1, 1996, when Hanson PLC ("Hanson") transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company's common stock were distributed pro rata to Hanson's shareholders (the "Demerger").

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results of operations and financial position for the periods presented. Such adjustments consist only of normal recurring items. All significant intercompany accounts and transactions have been eliminated.

Note 2--Acquisition and Dispositions

On December 31, 1997 the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse titanium dioxide ("TiO2") and specialty and intermediate chemicals subsidiary for $185, including assumed debt. The purchase price was allocated to the net assets acquired, principally property, plant and equipment and working capital based on their fair value.

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership to own and operate the olefins and polymers and ethyl alcohol businesses of the Company and Lyondell. The partnership is the largest producer of ethylene and polyethylene in North America. Equistar, 57% owned by Lyondell and 43% by the Company, is managed by a Partnership Governance Committee consisting of three representatives of each of Lyondell and the Company. Approval of Equistar's strategic plans and other major decisions requires the consent of representatives of both partners. All decisions of Equistar's Governance Committee that do not require unanimity between Lyondell and the Company may be made by Lyondell's representatives alone.

The Company contributed to Equistar substantially of all the net assets of its polyethylene, performance polymers and ethyl alcohol businesses. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. The Company guaranteed $750 of Equistar's credit facility.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)


Note 2--Acquisition and Dispositions--Continued

Lyondell contributed to Equistar substantially all of the net assets of its petrochemicals and polymers businesses, except for substantially all the accounts payable and accrued expenses which it retained. In addition, Equistar assumed senior debt obligations of Lyondell aggregating $745 and received a note payable by Lyondell to the partnership for $345.

As of December 1, 1997, the Company accounted for its interest in Equistar using the equity method. The investment in Equistar at December 1, 1997 represented the carrying value of the Company's net assets which it contributed to the venture and approximated the fair market value of a 43% interest in Equistar based upon independent valuation. The difference between the carrying value of the Company's investment and its underlying equity in the net assets of Equistar is $617, which is being amortized over 25 years and included in equity earnings. In addition, the Company incurs certain general and administrative expenses associated with the governance of Equistar which are also included in equity earnings. Equistar incurred $6 of non-recurring transition costs in the three months ended March 31, 1998. The Company's share of those costs are recorded as other expense.

On May 15, 1998, the Company, Lyondell and Occidental Petroleum Corporation ("Occidental"), announced the completion of the transaction to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. In connection with this transaction, Occidental contributed $205 million of debt to Equistar. Occidental will receive $420 and the Company will receive $75 million. As a result, Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company.

Note 3--Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of ninety days or less. In addition, investments and other assets include approximately $83 in restricted cash at each of March 31, 1998 and December 31, 1997 which is on deposit primarily to satisfy insurance claims.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations, cost is determined under the last-in, first out (LIFO) method. The first-in, first out (FIFO) method is used by all other subsidiaries.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)


Note 3--Significant Accounting Policies--Continued


Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at March 31, 1998.

Environmental Liabilities and Expenditures: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such other parties, including insurance company, has been agreed) and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Foreign Currency Translation: Assets and liabilities of the Company's foreign operating subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period.

Federal Income Taxes: Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset and liability from period to period.

The Company and certain of its subsidiaries have entered into tax sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Consolidated Group.

Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued SFAS No 128, "Earnings Per Share," which specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company adopted these provisions for the year ended December 31, 1997. The weighted average number of common and common equivalent shares outstanding used in computing EPS was as follows:

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)


Note 3--Significant Accounting Policies -Continued

                                                        March 31,
                                               1998                   1997
                                            ------------          -------------
                                                       (Unaudited)

   Basic                                      75,099,648            74,484,588
   Options                                       112,665                     -
   Restricted shares                             114,685                     -
                                            ------------          ------------
   Diluted                                    75,326,998            74,484,588
                                            ============          ============


Comprehensive Income: In June 1997 the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income", which includes net income and other changes in equity. The Company has adopted this provision for the year ended December 31, 1998 and elected to report such income within the consolidated statement of changes in shareholders' equity.


Note 4 - Supplemental Information
                                                 March 31,        December 31,
                                                   1998               1997
                                              --------------     -------------
                                               (Unaudited)
Trade receivables
Trade receivables                            $       312         $         371
Allowance for doubtful accounts                       (4)                   (2)
                                             ------------        --------------
                                             $       308         $         369
                                             ============        ==============

Inventories
Finished products                            $       152        $          121
In-Process products                                   12                    21
Raw materials                                         66                    89
Other inventories                                     40                    42
                                            -------------       --------------
                                             $       270        $          273
                                            =============       ==============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 4 - Supplemental Information - Continued


Inventories valued on a LIFO basis were approximately $37 and $32 less than the amount of such inventories valued at current cost at March 31, 1998 and December 31, 1997, respectively.

                                                 March 31,       December 31,
                                                   1998             1997
                                             ---------------  ----------------
                                                (Unaudited)
Property, Plant and Equipment
Land and buildings                           $        184     $          247
Machinery and equipment                             1,211              1,429
                                             -------------    ---------------
                                                    1,395              1,676
Allowance for depreciation and amortization          (558)              (825)
                                             -------------    ---------------
                                             $        837     $          851
                                             =============    ===============


Goodwill                                     $        528     $          528
Accumulated amortization                              (64)               (60)
                                             -------------    ---------------
                                             $        464     $          468
                                             =============    ===============


Note 5 - Long-Term Debt and Credit Arrangements

                                                          March 31, December 31,
                                                            1998        1997
                                                          -------     -------
                                                        (Unaudited)
Revolving Credit  Agreement  bearing interest
  at either the bank's prime lending rate, LIBOR
  or NIBOR plus .275% at the option of the Company
  plus facility fee of .15% to be paid quarterly         $    255    $     546
7% Senior Notes due 2006 (net of unamortized
  discount of $.5 and $.5)                                    500          500
7.625% Senior Debentures due 2026 (net of
  unamortized discount of $1.1 and $1.1)                      249          249
Debt payable through 2007 at interest rates ranging
  from 2.4% to 11%                                             50           52
Less current maturities of long-term debt                     (20)         (20)
                                                        ---------     --------
                                                         $  1,034    $   1,327
                                                        =========     ========

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 5 - Long-Term Debt and Credit Arrangements - Continued

Under the Revolving Credit Agreement, as amended as of October 20, 1997, certain of the Company's subsidiaries may borrow up to $500 under the unsecured revolving credit facility, which matures in July 2001 (the "Credit Agreement"). The Company is the guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in United States dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

The Credit Agreement contains covenants and provisions that restrict, among other things, and with certain exceptions, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria.

The indenture under which the Senior Notes and Senior Debentures are issued contains certain covenants that limit, among other things, and with certain exceptions: (i) the ability of Millennium America Inc. and its Restricted
Subsidiaries (as defined) to grant liens or enter into sale and leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America Inc. and the Company to merge, consolidate or transfer substantially all of their respective assets.

Note 6--Financial Instruments

Fair Value of Financial Instruments: The fair value of all short-term financial instruments approximate their carrying value due to their short maturity. The fair value of long-term financial instruments (excluding forward exchange contracts, interest rate protection agreements and the Senior Notes and Senior Debentures) approximates carrying value as they were based on terms that continue to be available to the Company from its lenders.

Off Balance Sheet Risk: The Company has certain receivables, payables and short-term borrowings denominated in currencies other than the functional currencies of the Company and/or its subsidiaries. During the quarter, the Company has hedged certain of these exposures by entering into forward exchange contracts. Gains and losses related to these hedges are recognized in income as part of, and concurrent with the hedged transactions. The Company does not use derivative financial instruments for trading or speculative purposes.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 7--Long-Term Incentive Plan

The Company adopted a Long-Term Stock Incentive Plan ("Stock Incentive Plan") for the purpose of enhancing the profitability and value of the Company for the benefit of its shareholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan.

The Stock Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance units; and
(v) performance shares. The vesting schedule for the restricted stock awards is as follows: (i) three equal tranches aggregating 25% of the total award will vest in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award will be subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. If and to the extent such criteria are achieved, half of the earned portion of the 25% tranche relating to a particular performance based cycle of the award will vest immediately and the remainder will vest in five equal annual installments commencing on the first anniversary of the end of the cycle.

Options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company, or in the case of employees of a subsidiary of the Company, a change-in-control of the relevant subsidiary.

The Company has authorization under the Stock Incentive Plan to grant awards for up to an additional 621,886 shares at March 31, 1998.

Unearned restricted stock, based on the market value of the shares at each balance sheet date, is included as a separate component of shareholders' equity and amortized over the restriction period. Compensation expense recognized in accordance with Accounting Principles Board Opinion No. 25 was $3 and $2 for the three months ended March 31, 1998 and 1997, respectively.

Note 8--Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)


Note 8--Commitments and Contingencies - Continued

the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $184 and has accrued $184 as of March 31, 1998.

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally 3 to 8 year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore aggregate approximately $1,100 for TiO2 and expire between 1998 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance and flavor chemicals, are generally pursuant to 1 to 5 year contracts with prices based on the market price and which expire between 1998 through 2000.

The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the stock dividend for United Kingdom tax purposes for Hanson and Hanson shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1 prior to October 1, 2001, when it will expire.

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed for purposes of United Kingdom corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)


Note 9--Operations by Industry Segment

The Company's  principal  operations  are grouped into four  business  segments:
titanium  dioxide  and  related  products,   acetyls,  specialty  chemicals  and
polyethylene, alcohol and related products.

The following is a summary of the Company's  operations by industry  segment:

                                                                   March 31,
                                                                 1998     1997
                                                              --------   -------
                                                                  (Unaudited)
Net Sales:
     Titanium dioxide and related products                      $  282   $  207
     Acetyls                                                        78       59
     Specialty chemicals                                            39       38
     Polyethylene, alcohol and related products (1)                  -      490
                                                                ------   ------
        Total                                                   $  399   $  794
                                                                ======   ======

Depreciation and amortization:
     Titanium dioxide and related products                      $   16   $   11
     Acetyls                                                         6        7
     Specialty chemicals                                             1        1
     Polyethylene, alcohol related products (1)                      -       34
                                                                ------   ------
        Total                                                   $   23   $   53
                                                               =======  =======

Operating Income:
     Titanium dioxide and related products                      $   35   $    5
     Acetyls                                                        11        2
     Specialty chemicals                                            12       11
     Polyethylene, alcohol and related products (1)                  -       48
                                                                ------  -------
        Total                                                   $   58   $   66
                                                                ======  =======

1) Segment information for 1997 has been restated to combine the information for polyethylene, alcohol and related products businesses which have been contributed to Equistar as one segment. The Company's 43% interest in Equistar is excluded from this segment beginning December 1, 1997, at which time the equity method is used to account for this investment.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 10--Information on Millennium America

Millennium America is a wholly-owned subsidiary of the Company and is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom and Australia. Millennium America is the issuer of the Senior Notes, and the Senior Debentures and a borrower under the Credit Agreement. Accordingly, the following summarized financial information is provided for Millennium America:

                                                         March 31,  December 31,
                                                           1998        1997
                                                        ---------    ---------
                                                       (Unaudited)

Current assets                                         $     453    $     528
Investment in Equistar                                     1,810        1,934
Noncurrent assets                                          1,582        1,428
                                                        --------     --------
        Total assets                                   $   3,845    $   3,890
                                                        ========     ========

Current liabilities                                    $     343    $     296
Noncurrent liabilities                                     2,516        2,647
Invested capital                                             986          947
                                                        --------     --------
        Total liabilities and invested capital         $   3,845    $   3,890
                                                        ========     ========

                                                           Three Months Ended
                                                                March 31,
                                                           1998         1997
                                                         ---------     ---------
                                                               (Unaudited)

Net sales                                              $    258     $     713
Operating income                                             36            64
Net income                                                   34            22

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In Millions Unless Otherwise Indicated)

Note 11 - Information on Equistar

The following is summarized financial information for Equistar:

                                                         March 31,  December 31,
                                                           1998        1997
                                                         --------    ----------
                                                        (Unaudited)


Current assets                                         $   1,158    $    1,209
Noncurrent assets                                          3,394         3,408
                                                        --------     ---------
        Total assets                                   $   4,552    $    4,617
                                                        ========     =========

Current liabilities                                    $     369    $      353
Noncurrent liabilities                                     1,755         1,546
Partners' capital                                          2,428         2,718
                                                        --------      --------
        Total liabilities and partners' capital        $   4,552    $    4,617
                                                        ========      ========

                                                      Three Months
                                                         Ended
                                                        March 31,
                                                          1998
                                                      ------------
                                                       (Unaudited)

Net sales                                              $   1,021
Operating income                                             146
Net income                                                   121

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into four business segments: titanium dioxide and related products ("TiO2"), acetyls, specialty chemicals and polyethylene, alcohol and related products. The Company's businesses comprising the polyethylene, alcohol and related products segment were contributed to Equistar Chemicals, LP ("Equistar"), a joint venture partnership formed by the Company and Lyondell Petrochemical Company ("Lyondell") on December 1, 1997, to own and operate the olefins and polymers businesses of the partners. Results of these businesses for the first eleven months of 1997, before the formation of Equistar, are consolidated. Since December 1, 1997, the Company's 43% share in the results of Equistar is accounted for using the equity method.

On March 20, 1998, the Company, Lyondell and Occidental Petroleum Corporation ("Occidental") announced the signing of a definitive agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. See Note 1 to the Consolidated Financial Statements.

The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" should be reviewed carefully.


RESULTS OF OPERATIONS

The Company had income before provision for income tax for the first quarter of 1998 of $89 million, an increase of $52 million (141%) compared to the first quarter of 1997. In addition to improved operating results and the Equistar equity earnings discussed in the following paragraph, lower interest expense also contributed to this increase. Lower debt levels and interest rates during the quarter resulted in reduced interest costs.

Net income for the first quarter of 1998 was $50 million or 67 cents per share (Basic EPS), while net income for the same quarter of 1997 was $20 million or 27 cents per share.

Operating income was $58 million for the three months ended March 31, 1998, a decrease of $8 million (12%) from the three months ended March 31, 1997. The first quarter of 1997 included $48 million related to the polyethylene, alcohol and related products businesses contributed to Equistar on December 1, 1997. The Company's 43% share of Equistar's post-interest earnings for the first quarter of 1998 was $45 million, which is reported as equity earnings. Excluding the earnings mentioned above, 1998 operating income from the Company's wholly-owned subsidiaries increased $40 million (222%) over 1997. Operating profits from each of the business units was higher than 1997, with TiO2 profits leading the trend, $30 million ahead of last year. TiO2 price trends, which started to improve at the end of 1997's first quarter, continued that improvement in 1998. Average TiO2 prices for the first quarter of 1998 were 8% higher than in the first quarter of 1997, and 1% above the previous quarter. In addition, the acquisition of the TiO2 operations in France at the end of 1997 contributed $6 million to first quarter profits.

Titanium dioxide and related products: Operating income for the first three months of 1998 was $35 million compared to $5 million for the first three months of 1997. The French operations acquired on December 31, 1997 contributed $6 million of operating income. Net sales were $75 million (36%) higher than the same period of last year. Higher selling prices accounted for the majority of the increase, with pricing increasing in all regions. Average pricing is expected to increase in North America as contract protection for major customers expire. Sales volumes were up 21% from the first quarter of 1997 due to added volume from the French operations. Excluding the operations in France, sales volumes were 5% below the first quarter of last year due to weakness in the Asia/Pacific and Australia regions. This weakness is expected to continue through the balance of the year. It is also expected that markets in Europe and North America will remain strong, helping to offset the weaker markets in the other regions.

Cost reduction initiatives continue to be identified with quarterly savings of $7 million compared to the previous quarter and cumulative savings of $55 million.

Capacity utilization is relatively in line with the first quarter of 1997 at approximately 97%, including the French plants. Excluding French production, the quarterly operating rate was 99%, reflecting strong demand in Europe and North America.

The expansion project at the Stallingborough, United Kingdom, plant is on schedule to be completed in late 1998 for start-up in 1999, which will add an additional 41,000 metric tons of capacity per annum.

Acetyls: Net sales for the first quarter of 1998 increased $19 million (32%) to $78 million. Operating profits of $11 million for the first three months of 1998 more than quadrupled compared to the first quarter of 1997.

Higher sales volumes in acetic acid, methanol and vinyl acetate monomer ("VAM") accounted for most of the increase in operating income. Delays and difficulties with the conversion of the Syngas unit to natural gas feed in early 1997 negatively impacted profits in the first quarter of 1997. Since the conversion, methanol production costs have decreased and production has increased.

Methanol prices were down 22% from the first quarter of 1997 due to over supply from new global capacity, strong U.S. production and weaker demand from the MTBE sector of the market. Prices bottomed out in March 1998 from its previous high in December 1997, with spot pricing dropping to below $.25 per gallon. Despite these lower prices, profits for methanol were only slightly less than 1997, as natural gas prices were lower than anticipated during most of the quarter. Recent market conditions appear to be stabilizing and, with firming gas costs, methanol prices are expected to remain steady.

During the first three months of 1998, demand was strong in the acetic acid market, with sales volume 73% higher than the first quarter of 1997. Prices were down 10% from the comparable quarter of 1997 due to falling natural gas prices. Continued strong demand and stable prices are expected for the remainder of the year. First quarter 1998 VAM prices were equal to the same quarter of 1997. However, prices have fallen from year-end due to lower ethylene costs and excess supply in Asia. While VAM volumes for the quarter were 28% above 1997, the Asian market crisis is adversely affecting demand and pricing in these markets. Although the North American market is stable, excess supply in Europe is putting pressure on price. Such conditions are expected to continue in the short term.

Specialty chemicals: First quarter operating profits of $12 million were 9% over the first quarter of 1997. Net sales for the 1998 quarter were in line with the 1997 quarter at $39 million. Favorable product mix and demand for higher margin products are the principal factors for the increase in profits. Partially offsetting this increase were lower volumes from other products and crude sulfate turpentine ("CST") costs, which continue to increase. CST costs for the quarter were 32% higher than in the first quarter of 1997. Both of the Company's fragrance and flavor chemical plants have operated at high capacity utilization rates due to the strong demand for most products.

Equistar: On December 1, 1997, the Company's polyethylene, alcohol and related products businesses were contributed to Equistar. Since that time, the Company has accounted for its 43% share of Equistar as equity earnings. Post-interest equity earnings from Equistar for the first quarter of 1998 was $45 million, and compares to operating income in the first quarter of 1997 of $48 million for the businesses contributed to Equistar. The following relates to Equistar operations in total, with comparisons to 1997 assuming combined historical results of the contributed businesses. Olefin and polymer profits in this quarter exceeded last year's first quarter. Higher volumes in both olefins and polymers accounted for the increase. Demand for ethylene, however, is beginning to slow and production has been reduced to adjust for the slowdown. Overall polyethylene prices have fallen 12 % from the first quarter of 1997 but margins were not affected due to lower raw material costs.

Synergies generated at Equistar in the first quarter of 1998 were $24 million before one-time transition costs.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash provided by operations and borrowings under the Company's revolving credit facility. Net cash provided by operating activities was $1 million for the first three months ended March 31, 1998 compared to $115 million provided for the first three months ended March 31, 1997. The decrease of $114 million is due primarily to the polyethylene, alcohol and related products businesses included in the first quarter of 1997 but not in the first quarter of 1998. Since December 1, 1997, such businesses were part of Equistar and cash distributed by the partnership in the first quarter of 1998 of $44 million is included as cash from investing activities. The remaining difference is attributable to the timing of payments for accrued expenses and other liabilities.

Net cash provided by investing activities was $21 million in the first quarter of 1998, while $36 million was used in the first quarter of 1997. 1998 distributions from Equistar of $44 million and lower capital spending of $9 million compared to 1997 accounted for the variance. Capital spending for the full year 1998 is expected to be approximately $200 million, including spending on the Stallingborough, United Kingdom, plant expansion, SAP-based business systems projects and capacity expansions at the specialties chemicals segment.

Net cash used in financing activities for the first three months of 1998 was $38 million compared to $417 million in the first three months of 1997. The 1998 quarter reflects gross debt repayment of $288 million, principally funded by $205 million from the collection of accounts receivable related to the businesses contributed to Equistar. At March 31, 1998, the Company had net debt of $1.052 billion, or $231 million less than December 31, 1997.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11.1   Statement re:  computation of per share earnings
             27.1   Financial Data Schedule


         (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998 and through the date hereof.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MILLENNIUM CHEMICALS INC.


         Date:  May 15, 1998                   JOHN E. LUSHEFSKI
                                               -------------------------------
                                               John E. Lushefski
                                               Senior Vice President and Chief
                                               Financial Officer (as duly
                                               authorized officer and principal
                                               financial officer)

                                  EXHIBIT INDEX


                  11.1      Statement re:  computation of per share earnings
                  27.1      Financial Data Schedule