Form 10-K/A
period 1997-12-31
MILLENNIUM CHEMICALS INC
filed 1998-08-06
CIK 1018099

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------



                                   FORM 10-K/A



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

--------------------------------------------------------------------------------

                               EXPLANATORY NOTE



This amendment is being filed for the sole purpose submitting restated financial data schedules per FAS 128.

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

              Company and The Bank of New York, as Trustee

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

              Documentation Agent, and Bank of America National Trust and Savings Association, as

              Administration Agent (Filed as Exhibit 10.14 to the Form 10)*

10.14(b)   -- Amendment to the Credit Agreement dated as of December 18, 1996 (Filed as Exhibit

              10.14(b) to the 1996 Form 10-K)*

10.14(c)   -- Second Amendment to the Credit Agreement dated as of October 20, 1997

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

              Charles F. Daly'D'

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

              Plan'D'

10.24(a)   -- Millennium Chemicals Inc. 1996 Long Term Incentive Plan (Filed as Exhibit 10.24 to the

              Form 10)*'D'

10.24(b)   -- Termination Amendment to the Millennium Chemicals Inc. 1996 Long Term Incentive

              Plan'D'

10.24(c)   -- Amendment to the Millennium Chemicals Inc. 1996 Long Term Incentive Plan'D'

10.25(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25 to the

              Form 10)*'D'

10.25(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock Incentive Plan

              (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q.)*'D'

10.25(c)   -- Amendment to the Millennium Chemicals Inc. Long Term Stock Incentive Plan'D'

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

              10.28 to the Form 10)*'D'

10.29      -- Millennium Specialty Chemicals Supplemental Executive Retirement Plan (Filed as Exhibit

              10.29 to the Form 10)*'D'

10.30(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30 to the

              1996 Form 10-K)*'D'

10.30(b)   -- Amendment to the Millennium Chemicals Inc. Salary and Bonus Deferred Plan'D'

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

              Equistar (Filed as an exhibit to the Company's Current Report on Form 8-K dated December

              10, 1997)*

10.36      -- Parent Agreement among Lyondell, the Company and Equistar (Filed as an exhibit to the

              Company's Current Report on Form 8-K dated December 10, 1997)*

11.1       -- Statement re: computation of per share earnings

12.1       -- Statement re: computation of ratios

21.1       -- Subsidiaries of the Company

23.1       -- Consent of Price Waterhouse LLP

23.2       -- Consent of Ernst & Young LLP

23.3       -- Consent of Price Waterhouse LLP and Coopers & Lybrand L.L.P.

27.1       -- Financial Data Schedule

27.2**     -- Financial Data Schedule for the period ending September 30, 1997

27.3**     -- Financial Data Schedule for the period ending June 30, 1997

27.4**     -- Financial Data Schedule for the period ending March 31, 1997

27.5**     -- Financial Data Schedule for the period ending December 31, 1996

27.6**     -- Financial Data Schedule for the period ending September 30, 1996

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



July 24, 1998



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

 .........................................

            (MARTIN G. TAYLOR)



           /S/ MARIE S. DREHER              Vice President-Corporate Controller

 .........................................    (principal accounting officer)

            (MARIE S. DREHER)


                          STATEMENT OF DIFFERENCES

                          ------------------------



The dagger symbol shall be expressed as...............................   'D'