Form 10-Q
period 1998-06-30
MILLENNIUM CHEMICALS INC
filed 1998-08-14
CIK 1018099

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
                         -------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         -------------------------------

                  For the transition period from ____ to _____

                         Commission file number 1-12091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,653,893 shares of Common Stock, par value $.01 per share, as of August 5, 1998.




-------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part 1

 Item 1  Financial Statements.................................................2

 Item 2  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................16

Part II

 Item 4  Submission of Matters to a Vote of Security Holders.................20

 Item 6  Exhibits and Reports on Form 8-K....................................21

         Signature  .........................................................22

         Exhibit Index.......................................................23

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: material changes in the relationship between industry production capacity and operating rates on the one hand, and demand for the products of Millennium
Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar"), including ethylene, polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; and failure to achieve the Company's and Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                                             June 30,   Dec 31,
                                                              1998       1997
                                                           ---------   ---------
                                                          (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                             $     115   $     64
     Trade receivables, net                                      288        369
     Inventories                                                 291        273
     Other current assets                                        131        106
                                                             -------    -------
            Total current assets                                 825        812
Property, plant and equipment, net                               859        851
Investment in Equistar                                         1,706      1,934
Other assets                                                     242        261
Goodwill                                                         461        468
                                                             -------    -------
            Total assets                                   $   4,093   $  4,326
                                                             =======    =======

Liabilities and shareholders' equity
Current liabilities:
     Notes payable                                         $      17   $      -
     Current maturities of long-term debt                         20         20
     Trade accounts payable                                      114         86
     Income taxes payable                                         14         12
     Accrued expenses and other liabilities                      243        323
                                                             -------    -------
            Total current liabilities                            408        441
Long-term debt                                                 1,044      1,327
Deferred income taxes                                            303        280
Other liabilities                                                820        814
                                                             -------    -------
            Total liabilities                                  2,575      2,862
                                                             -------    -------

Commitments and contingencies (Note 8)
Shareholders' equity:
     Preferred stock (par value $.01 per share,
      authorized 25,000,000 shares, none issued
      and outstanding)                                             -          -
     Common stock (par value $.01 per share,
        authorized 225,000,000 shares; issued and
        outstanding 77,590,293 shares in 1998 and
        77,276,942 shares in 1997)                                 1          1
     Treasury stock at cost - 260,878 shares                      (7)         -
     Paid in capital                                           1,358      1,334
     Retained earnings                                           247        177
     Unearned restricted shares                                  (60)       (42)
     Cumulative translation adjustment                           (21)        (6)
                                                             -------    -------
            Total shareholders' equity                         1,518      1,464
                                                             -------    -------
            Total liabilities and shareholders' equity     $   4,093   $  4,326
                                                             =======    =======


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                             1998      1997      1998     1997
                                            ------   ------     ------   -----
                                              (Unaudited)          (Unaudited)

Net sales                                $    408   $   813  $    807   $ 1,607
Operating costs and expenses
     Cost of products sold                    279       571       564     1,195
     Depreciation and amortization             24        53        47       106
     Selling, development and
       administrative expense                  39        57        72       108
                                           ------    ------    ------    ------
            Operating income                   66       132       124       198
Interest expense                              (18)      (32)      (38)      (70)
Interest income                                 1         1         2         6
Equity in earnings of Equistar                 10         -        55         -
Other income, net                               7        40        12        44
                                           ------    ------    ------    ------

Income before provision for income taxes       66       141       155       178
Provision for income taxes                    (23)      (59)      (62)      (76)
                                           ------    ------    ------    ------
Net income                               $     43  $     82  $     93  $    102
                                           ======    ======    ======    ======

Net income per share - basic             $   0.57  $   1.10  $   1.24  $   1.37
                                           ======    ======    ======    ======

Net income per share - diluted           $   0.57  $   1.10  $   1.23  $   1.37
                                           ======    ======    ======    ======

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

                                                             Six Months Ended
                                                                 June 30,
                                                               1998       1997
                                                            --------    --------
                                                                (Unaudited)
Cash flows from operating activities
     Net income                                              $    93    $   102
     Adjustments to reconcile net income to net
        cash provided by operating activities
        Depreciation and amortization                             47        106
        Provision for deferred income taxes                       26         53
        Restricted stock amortization                              6          6
        Equity earnings                                          (50)         -
     Changes in assets and liabilities
        Increase in trade receivables                            (31)       (36)
        (Increase) decrease in inventories                       (18)        71
        (Increase) decrease in other current assets              (22)        26
        (Increase) decrease in investments and other
          assets                                                  (6)        53
        Increase (decrease) in trade accounts payable             28         (7)
        Decrease in accrued expenses and
            other liabilities and income taxes payable           (15)       (23)
        Decrease in other liabilities                            (10)       (33)
                                                               -----      -----
        Cash provided by operating activities                     48        318
                                                               -----      -----
Cash flows from investing activities
     Capital expenditures                                        (70)       (74)
     Distributions from Equistar                                 142          -
     Proceeds from sale of fixed assets                            8          -
                                                               -----      -----
        Cash provided by (used in) investing activities           80        (74)
                                                               -----      -----
Cash flows from financing activities
     Dividend to shareholders                                    (23)       (23)
     New borrowings                                               84          -
     Repayment of long-term debt                                (365)      (580)
     Accounts receivable collection through Equistar             225          -
     Increase (decrease) in notes payable                         17        (16)
                                                               -----      -----
        Cash (used in) financing activities                      (62)      (619)
                                                               -----      -----
Effect of exchange rate changes on cash                          (15)        (7)
                                                               -----      -----
        Increase (decrease) in cash and cash equivalents          51       (382)
        Cash and cash equivalents at beginning of period          64        408
                                                               -----      -----
        Cash and cash equivalents at end of period           $   115    $    26
                                                               =====      =====

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS)

                                             Common Stock     Treasury    Paid In  Retained  Restricted  Translation
                                           Shares    Amount     Stock     Capital  Earnings    Shares     Adjustment     Total
                                           ------    ------    -------    -------  -------    ---------   ----------   --------
Balance at December 31, 1997                  76     $   1     $    -     $  1,334  $    177   $    (42)    $   (6)    $  1,464
                                                                           -------    ------     ------     ------       ------
Comprehensive Income
     Net income                                                                           93                                 93
     Other comprehensive income
        Currency translation adjustment                                                                        (15)         (15)
        Amortization and adjustments
        of unearned restricted shares                                           24                  (18)                      6
                                                                           -------    ------     ------     ------       ------
Total comprehensive income                                                      24        93        (18)       (15)          84
                                                                           -------    ------     ------     ------       ------
Shares held by Rabbi Trust                                         (7)                                                       (7)

Dividends                                                                                (23)                               (23)
                                          ------    ------     ------      -------    ------     ------    -------      -------
Balance at June 30, 1998 (Unaudited)          76     $   1    $    (7)     $ 1,358    $  247     $  (60)   $   (21)     $ 1,518
                                          ======    ======     ======      =======    ======     ======    =======      =======

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 1-Basis of Presentation and Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals operating through its wholly owned subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemical Inc. and, beginning December 1, 1997, through its interest in Equistar Chemicals, LP ("Equistar"), a joint venture formed by the Company and Lyondell Petrochemical Company ("Lyondell") to jointly own and operate the olefins and polymers businesses of the Company and Lyondell. On May 15, 1998 the Company's interest in Equistar was reduced to 29.5% with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Petroleum Corporation's ("Occidental") chemical subsidiary (see Note 2).

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


Note 2-Acquisitions and Dispositions

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the olefins and polymers and ethyl alcohol businesses of the Company and Lyondell. The Company contributed to Equistar substantially of all the net assets of its polyethylene, performance polymers and ethyl alcohol businesses. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. A subsidiary of the Company guaranteed $750 of Equistar's credit facility. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998 when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivates businesses of Occidental's chemical subsidiary. Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity between the partners may be made by Lyondell's representatives alone.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 2-Acquisitions and Dispositions--Continued


The Company accounts for its interest in Equistar using the equity method. The investment in Equistar represents the carrying value of the Company's contributed net assets less cash received and approximates the fair market value of its interest in Equistar based upon independent valuation. The difference between the carrying value of the Company's investment and its underlying equity in the net assets of Equistar has been reduced from $617 to $404 as a result of adding Occidental as a partner and is being amortized over 25 years.

On December 31, 1997 the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse titanium dioxide ("TiO2") and specialty and intermediate chemicals subsidiary for $185, including assumed debt. The purchase price was allocated to the net assets acquired, principally property, plant and equipment and working capital based on their fair value.


Note 3-Significant Accounting Policies

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

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of ninety days or less. In addition, investments and other assets include approximately $91 and $83 in restricted cash at June 30, 1998 and December 31, 1997, respectively, which is on deposit primarily to satisfy insurance claims.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used by all other subsidiaries.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at June 30, 1998.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 3-Significant Accounting Policies--Continued

The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Consolidated Group.

Earnings Per Share: Earnings per share ("EPS") are computed under the provisions of SFAS No. 128. The weighted average number of common and common equivalent shares outstanding used in computing EPS was as follows:

                                                             June 30,
                                                       1998             1997
                                                 -------------    -------------
                                                            (Unaudited)

        Basic                                       75,102,448       74,412,283
        Options                                        136,499                -
        Restricted shares                              278,333                -
                                                 -------------    -------------
        Diluted                                     75,517,280       74,412,283
                                                 =============    =============

Comprehensive Income: SFAS No 130 requires reporting comprehensive income in the financial statements which includes net income and other changes in equity. The Company adopted this pronouncement effective January 1, 1998 and elected to report such income within the consolidated statement of changes in shareholders' equity.


Note 4-Supplemental Information

                                                  June 30,        December 31,
                                                    1998              1997
                                               -------------     -------------
                                                (Unaudited)

Trade receivables
Trade receivables                            $          291   $           371
Less allowance for doubtful accounts                     (3)               (2)
                                               -------------     -------------
                                             $          288   $           369
                                               =============     =============

Inventories
Finished products                            $          133   $           121
In-process products                                      17                21
Raw materials                                            88                89
Other inventories                                        53                42
                                               -------------     -------------
                                             $          291   $           273
                                               =============     =============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 4-Supplemental Information--Continued


Inventories valued on a LIFO basis were approximately $34 and $32 less than the amount of such inventories valued at current costs at June 30, 1998 and December 31, 1997, respectively.


                                                   June 30,        December 31,
                                                    1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
Property, Plant and Equipment
Land and buildings                             $          184   $           217
Machinery and equipment                                 1,253             1,205
                                                 -------------     -------------
                                                        1,437             1,422
Less allowance for depreciation and
  amortization                                           (578)             (571)
                                                 -------------     -------------
                                               $          859   $           851
                                                 =============     =============

Goodwill                                       $          528   $           528
Less accumulated amortization                             (67)              (60)
                                                 -------------     -------------
                                               $          461   $           468
                                                 =============     =============


Note 5-Long-Term Debt and Credit Arrangements

                                                  June 30,         December 31,
                                                    1998               1997
                                               -------------      -------------
                                                 (Unaudited)
Revolving Credit  Agreement  bearing interest
   at either the bank's prime lending rate,
   LIBOR or NIBOR plus .275% at the option
   of the Company plus facility fee of .15%
   to be paid quarterly                        $          268   $           546
7% Senior Notes due 2006 (net of unamortized
   discount of $1 and $.5)                                499               500
7.625% Senior Debentures due 2026 (net of
   unamortized discount of $1.1 and $1.1)                 249               249
Debt payable through 2007 at interest rates
   ranging from 2.4% to 11%                                48                52
Less current maturities of long-term debt                 (20)              (20)
                                                 -------------     -------------
                                               $        1,044   $         1,327
                                                 =============     =============

Under the Revolving Credit Agreement, as amended as of October 20, 1997, certain of the Company's subsidiaries may borrow up to $500 under an unsecured multi-currency revolving credit facility, which matures in July 2001 (the "Credit Agreement"). The Company is the guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. The proceeds from these borrowings may be used to provide working capital and for general corporate purposes.

The Credit Agreement contains covenants and provisions that restrict, among other things, and with certain exceptions, the ability of the Company and its material subsidiaries to: (i) create liens on any of their property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 5-Long-Term Debt and Credit Arrangements--Continued


certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial-performance criteria.

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


Note 6-Financial Instruments

Fair Value of Financial Instruments: The fair value of all short-term financial instruments approximate their carrying value due to their short maturity. The fair value of long-term financial instruments approximates carrying value as they were based on terms that continue to be available to the Company from its lenders.

Off Balance Sheet Risk: The Company has certain receivables, payables and short-term borrowings denominated in currencies other than the functional currencies of the Company and/or its subsidiaries. During the quarter, the Company has hedged certain of these exposures by entering into forward exchange contracts. Gains and losses related to these hedges are recognized in income as part of, and concurrent with, the hedged transactions. The Company does not use derivative financial instruments for trading or speculative purposes.

SFAS 133: On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or as comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the implications of this new pronouncement, but due to the Company's limited use of derivative instruments, the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

Note 7-Long-Term Incentive Plan

The Company adopted a Long-Term Stock Incentive Plan ("Stock Incentive Plan") for the purpose of enhancing the profitability and value of the Company for the benefit of its shareholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan.

The Stock Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance units; and
(v) performance shares. The vesting schedule for granted restricted stock awards is as follows: (i) three equal tranches aggregating 25% of the total award will vest in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award will be subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. If and to the extent such

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 7-Long-Term Incentive Plan--Continued

criteria are achieved, half of the earned portion of a tranche relating to a particular performance based cycle of the award will vest immediately and the remainder will vest in five equal annual installments commencing on the first anniversary of the end of the cycle.

Options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company, or in the case of employees of a subsidiary of the Company, a change-in-control of the relevant subsidiary.

The Company has authorization under the Stock Incentive Plan to grant awards for up to an additional 310,964 shares at June 30, 1998.

Unearned restricted stock, based on the market value of the shares at each balance sheet date, is included as a separate component of shareholders' equity and amortized over the restricted period. Compensation expense recognized in accordance with Accounting Principles Board Opinion No. 25 was $5 and $6 for June 30, 1998 and 1997, respectively.


Note 8-Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $184 and has accrued $184 as of June 30, 1998.

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally three- to eight-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 production approximates $1,100 and expire between 1998 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance and flavor chemicals, are generally pursuant to one- to ten-year contracts with prices based on the market price, and which expire between 1998 and 2008.

The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the Demerger for United Kingdom tax purposes for Hanson and Hanson shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 8-Commitments and Contingencies--Continued

provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1, prior to October 1, 2001, when it will expire.

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed for purposes of United Kingdom corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even thought the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 9-Operations by Industry Segment

The Company's  principal  operations  are grouped into four  business  segments:
titanium  dioxide  and  related  products,   acetyls,  specialty  chemicals  and
polyethylene, alcohol and related products.

The following is a summary of the Company's operations by industry segment:

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                               1998               1997             1998              1997
                                           -------------      -------------    --------------    -------------
                                                     (Unaudited)                            (Unaudited)
Net Sales:
     Titanium dioxide and related products  $         305    $         215      $         587     $        422
     Acetyls                                           65               69                143              128
     Specialty chemicals                               38               38                 77               76
     Polyethylene, alcohol and related
        products (1)                                    -              491                  -              981
                                            -------------    -------------     --------------    -------------
        Total                               $         408    $         813      $         807     $      1,607
                                            =============    =============     ==============    =============

Depreciation and amortization:
     Titanium dioxide and related products  $          16    $          11      $          32     $         22
     Acetyls                                            6                6                 12               13
     Specialty chemicals                                2                1                  3                2
     Polyethylene, alcohol and related
        products (1)                                    -               35                  -               69
                                            -------------    -------------     --------------    -------------

        Total                              $           24    $          53      $          47    $         106
                                            =============    =============     ==============    =============

Operating Income:
     Titanium dioxide and related products $           46    $          11      $          81    $          16
     Acetyls                                            8               15                 19               17
     Specialty chemicals                               12               12                 24               23
     Polyethylene, alcohol and related
        products (1)                                    -               94                  -              142
                                            -------------    -------------     --------------    -------------

        Total                              $           66    $         132      $         124    $         198
                                            =============    =============     ==============    =============

1) Segment information for 1997 has been restated to combine information for the polyethylene, alcohol and performance polymers businesses which have been contributed to Equistar as one segment. The Company's interest in Equistar is excluded from this segment beginning December 1, 1997, at which time the equity method is used to account for this investment.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 10-Summary financial Information for Millennium America Inc.

Millennium America Inc. is a wholly owned subsidiary of the Company and is a holding company for all of the Company's operating subsidiaries other than its operations outside the United States. Millennium America Inc. is the issuer of the Senior Notes and Senior Debentures and a borrower under the Credit Agreement. Accordingly, the following summarized financial information is provided for Millennium America Inc.:

                                                    June 30,        December 31,
                                                     1998              1997
                                                -------------      -------------
                                                 (Unaudited)

Current assets                                 $          408    $          528
Investment in Equistar                                  1,706             1,934
Noncurrent assets                                       1,659             1,428
                                                -------------     -------------
   Total assets                                $        3,773    $        3,890
                                                =============     =============

Current liabilities                            $          264    $          296
Noncurrent liabilities                                  2,507             2,647
Invested capital                                        1,002               947
                                                -------------     -------------
   Total liabilities and invested capital      $        3,773    $        3,890
                                                =============     =============

                            Three Months Ended              Six Months Ended
                                 June 30,                       June 30,
                       1998             1997             1998           1997
                   ------------    ------------   -------------    -------------
                           (Unaudited)                     (Unaudited)

Net sales           $      266   $       729   $         524      $       1,442
Operating income            37           130              73                194
Net income                  22            82              56                104

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 11 -Summary financial Information for Equistar

The following is summarized financial information for Equistar:

                                                    June 30,        December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (Unaudited)

Current assets                                    $     1,448       $     1,209
Noncurrent assets                                       5,501             3,408
                                                 -------------     -------------
  Total assets                                    $     6,949       $     4,617
                                                 =============     =============

Current liabilities                               $       454       $       353
Noncurrent liabilities                                  2,508             1,546
Partners' capital                                       3,987             2,718
                                                 -------------     -------------
  Total liabilities and partners' capital         $     6,949       $     4,617
                                                 =============     =============

                                                   Three Months     Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       1998           1998
                                                   -------------   -------------
                                                             (Unaudited)

Net sales                                         $     1,093       $     2,114
Operating income                                           78               224
Net income                                                 44               165


Note 12-Subsequent Event

On July 1, 1998 the Company completed the acquisition of 99% of the voting shares and 72% of total shares of two TiO2 operations in Brazil. The acquisition of Constructora Andrade Gutierrez S.A.'s and Bayer S.A.'s equity interests in Titanio do Brazil S.A. ("Tibras") add approximately 60,000 metric tons per year of TiO2 capacity and a mineral sands mine with over 2 million metric tons of recoverable reserves.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into four business segments: titanium dioxide and related products ("TiO2"), acetyls, specialty chemicals and polyethylene, alcohol and related products. The Company's businesses comprising the polyethylene, alcohol and related products segment were contributed to Equistar Chemicals, LP ("Equistar"), a joint venture partnership formed by the Company and Lyondell Petrochemical Company ("Lyondell") on December 1, 1997, to own and operate the olefins and polymers businesses of the partners. Results of the Company's businesses for the first eleven months of 1997, before the formation of Equistar, are consolidated. The Company's 43% interest in Equistar was reduced on May 15, 1998 to 29.5% with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Petroleum Corporation's ("Occidental") chemical subsidiary. The results of Equistar are accounted for using the equity method. See Note 2 to the Consolidated Financial Statements.

The following information should read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" should be reviewed carefully.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company had operating income of $66 million for the three months ended June 30, 1998, a decrease of $66 million (50%) from the three months ended June 30, 1997. The second quarter of 1997 included $94 million related to the polyethylene, alcohol and related products businesses contributed to Equistar on December 1, 1997. Excluding these earnings, operating income for the second quarter of 1998 from the Company's wholly owned subsidiaries increased $28 million (74%) over the 1997 period, principally as a result of improved TiO2 prices. Average TiO2 prices for the second quarter of 1998 were 11% higher than in the second quarter of 1997.

Income before provision for income tax for the second quarter of 1998 of $66 million decreased $75 million (53%) from the second quarter of 1997. A $46 million insurance settlement is included in other income in the three months ended June 30, 1997 and $11 million from two insurance settlements is included in the three months ended June 30, 1998. Excluding these insurance settlements in both the 1998 and 1997 periods, income before income taxes for the second quarter of 1998 decreased $40 million (42%) compared to the comparable quarter of 1997. The downturn in the polyethylene and related products business significantly impacted Equistar's results for the second quarter of 1998 compared to earnings of the Company's contributed businesses in the comparable quarter of 1997, offsetting the improved results from wholly owned operations discussed above.

Net income for the second quarter of 1998 was $43 million or $0.57 per share (Basic EPS), while net income for the same quarter of 1997 was $82 million or $1.10 per share including the insurance settlements mentioned above. The effective tax rate for the second quarter of 1998 is 7 percentage points lower than 1997 as a result of the geographic mix of profit and debt in the 1998 period.

Titanium dioxide and related products: Operating income for the second quarter of 1998 was $46 million, more than four times the $11 million earned in the second quarter of 1997. Net sales were $90 million (42%) higher than the same period of last year. Higher selling prices accounted for the majority of the increase. Average prices rose 11% over the comparable quarter of 1997 with increases evident in all regions in local currency terms. Sales volumes were up 28% from the second quarter of 1997 due to added volume from the French operations acquired on December 31, 1997. Excluding the operations in France, sales volumes were 3% above the second quarter of last year. Some weakness is being experienced in the Asian markets due to the overall poor performance of economies in that region. Markets in Europe and North America remain strong, offsetting weaker demand in the Asian markets.

Capacity utilization was above the second quarter of 1997 at approximately 100%, including the French plants. Excluding French production, the quarterly operating rate was slightly over 100%, reflecting strong demand in Europe and North America. Production is being maximized in preparation of the third quarter shutdown in Stallingborough to bring on its expansion capacity of 41,000 metric tons per year.

Conditions are expected to be favorable for the balance of 1998 as pricing trends continue to improve on steady European and North American demand.

On July 1, 1998, the Company completed the acquisition of a majority share of two titanium dioxide operations in Brazil consisting of a 60,000 metric ton per year plant and a mineral sands mine with over 2 million metric tons of recoverable reserves. The acquisition represents 72 percent of the outstanding equity capital and 99 percent of voting shares. This transaction will be treated as a purchase effective July 1, 1998.

Acetyls: Net sales for the second quarter of 1998 decreased 6% to $65 million. Operating profits of $8 million for the second quarter of 1998 decreased $7 million from second quarter of 1997.

Higher sales volumes in methanol and vinyl acetate monomer ("VAM") were more than offset by lower selling prices in all product lines. New competitor capacity has created an oversupply in the global methanol markets putting pressure on price as well as sales volume, while demand for acetic acid and VAM has weakened in the Asian regions.

Methanol prices were down 35% from the second quarter of 1997 due to oversupply from new global capacity, strong U.S. production and weaker demand from the MTBE sector of the market. Delays and difficulties with the conversion of the Syngas unit to natural gas feed in early 1997 negatively impacted profits in the second quarter of 1997. Since the conversion, methanol production costs have decreased and production has increased. Conditions are at near break-even levels and expected to show little improvement for the balance of the year.

During the second quarter of 1998, domestic demand was strong in the acetic acid market. However, conditions in Asia remain difficult with weaker demand in that region. Sales volume was slightly less than the second quarter of 1997. Prices were down 11% from the comparable quarter of 1997. While steady demand in the domestic market is anticipated for the remainder of the year, continued price pressure is expected to negatively impact results.

Second quarter 1998 VAM prices were down 15% from the same quarter of 1997. Prices have fallen due to lower ethylene costs and excess supply in Asia. While VAM volumes for the quarter were 14% above 1997, the Asian economic crisis is adversely affecting demand and pricing in these markets. Although the North American market is stable, excess supply in Europe and Asia is putting pressure on price. Such conditions are expected to continue for the balance of the year.

Specialty chemicals: Second quarter operating profits of $12 million were equal to the second quarter of 1997. Net sales for the 1998 quarter were in line with the 1997 quarter of $38 million. Favorable product mix and demand for higher-margin products were offset by lower volumes and higher crude sulfate turpentine ("CST") costs. CST costs for the quarter were 23% higher than in the same quarter of 1997. At the start of the third quarter, CST costs declined approximately 10 cents/gallon effective July 1, 1998. Demand remains strong in the global markets, but price competition is being felt as strong European currencies relative to the U.S. dollar provide an advantage to non U.S. competitors. Both of the Company's fragrance and flavor chemical plants have operated at high capacity utilization rates due to firm demand for most products.

Equistar: On December 1, 1997, the Company's polyethylene, alcohol and related products businesses were contributed to Equistar. Since that time, the Company has accounted for its share of Equistar as equity earnings. Post-interest equity earnings from Equistar from the second quarter of 1998 was $10 million, compared to $45 million in the first quarter of 1998. Declining ethylene prices coupled with higher maintenance and lower production as a result of a mini-turnaround at the Channelview, Texas facility contributed to the decrease in profits during the second quarter. Ethylene prices fell 16% during the second quarter and 33% since last year-end, as excess supply levels exist from new competitor capacity coming on-stream during the year. Even though feedstock costs have also remained low during the quarter, margins have suffered. The decline in ethylene prices is also affecting its derivative products including polyethylene. Overall polyethylene prices have fallen an average of 6% during the second quarter of 1998 and average 20% lower than the second quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company had operating income of $124 million for the first half of 1998, a decrease of $74 million (37%) from the same period of 1997. The first six months of 1997 included $142 million of operating income related to the polyethylene, alcohol and related products businesses contributed to Equistar on December 1, 1997. Excluding these earnings, 1998 operating income increased $68 million (121%) over 1997 primarily from increases in TiO2 profits. TiO2 operating profit for the first six months of 1998 was $81 million, an increase of $65 million, more than quadrupling the comparable 1997 period. TiO2 prices, which had started to improve in the first half of 1997, continued to improve through the first half of 1998. Year-to-date average TiO2 selling prices have increased 10% over the same period last year.

Titanium dioxide and related products: Operating income for the first six months of 1998 was $81 million compared to $16 in the first six months of 1997. Net sales were 39% higher than 1997 at $587 million. On December 31, 1997, the Company acquired Rhone-Poulenc Chimie S.A.'s French TiO2 operations, Thann et Mulhouse, which included two plants providing 138,000 metric tons per year of TiO2 capacity along with certain specialty and intermediate chemical businesses. Higher selling prices account for most of the sales increase along with higher sales volumes, 24% above last year, due mainly to the addition of the French operations. TiO2 prices, which had started to improve in the first half of 1997, continued to improve through the first half of 1998. Average TiO2 selling prices for the first half of 1998 have increased 10% over the comparable 1997 period. Some weakness is being experienced in the Asian markets due to the overall declining economic conditions in that region. Markets in Europe and North America however, remain strong, offsetting weaker demand in the Asian markets. This is expected to continue through year end. Capacity utilization for the first half of 1998 was 99.3%.

The expansion project at the Stallingborough, United Kingdom plant is on schedule to be completed for start-up on January 1, 1999, which will add an additional 41,000 metric tons per year of TiO2 capacity.

Acetyls: Operating income of $19 million for the first half of 1998 is 12% higher than for the same period of 1997. Net sales of $143 million increased 11% over 1997. Favorable costs were realized during 1998 as a result of the 1997 Syngas plant conversion to natural gas feed. During the first half of 1997, difficulties with this conversion were experienced, hampering production and increasing costs. By late 1997, such problems were resolved. Selling prices were down considerably from the same period last year. Somewhat offsetting the lower selling prices were lower ethylene and natural gas costs.

Specialty Chemicals: Operating income for the first six months of 1998 was $24 million compared to $23 million in 1997. Net sales for the first six months ended June 30, 1998 were in line with the 1997 period at $77 million. Favorable product mix and demand for higher-margin products were offset by lower volumes and higher CST costs. CST costs were 27% higher than in the same period of 1997. With the start of the third quarter, CST costs declined approximately 10 cents/gallon effective July 1, 1998. Demand remains strong in the global markets, but price competition is being felt as strong European currencies relative to the U.S. dollar provide an advantage to non U.S. competitors.

Equistar: On December 1, 1997, the Company's polyethylene, alcohol and related products businesses were contributed to Equistar. Since that time, the Company has accounted for its share of Equistar as equity earnings. Post-interest equity earnings from Equistar for the first six months of 1998 were $55 million, and compare to operating income for the first six months of 1997 of $142 million for the businesses contributed to Equistar. Ethylene and ethylene derivative markets started their decline towards the end of the first quarter of 1998. Ethylene prices dropped 44% during the first half of 1998 as compared to 1997. Polyethylene prices dropped dramatically during the first half of 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are provided by operations and borrowings under the Company's revolving credit facility. Net cash provided by operating activities was $48 million for the six months ended June 30, 1998 compared to $318 million provided for the first six months ended June 30, 1997. The decrease of $270 million is due primarily to the polyethylene, alcohol and related products businesses included in 1997 but not in 1998 and proceeds of $49 million received from an insurance settlement in 1997. Since December 1, 1997, such businesses were part of Equistar and cash distributed by the partnership in the first six months of 1998 of $142 million is included as cash from investing activities. The remaining difference is attributable to the timing of payments for accrued expenses and other liabilities.

Net cash provided by investing activities was $80 million in the first six months of 1998, while $74 million was used in the first six months of 1997. 1998 distributions from Equistar of $142 million, including $75 million relating to Equistar's addition of Occidental as a partner, accounted for the variance. Capital spending for the full year 1998 is expected to be approximately $210 million, including spending on the Stallingborough, United Kingdom plant expansion, SAP-based business systems projects and capacity expansions at the specialties chemicals segment.

Net cash used in financing activities for the first six months of 1998 was $62 million compared to $619 million in the first six months of 1997. The 1998 period reflects gross debt repayment of $365 million, principally funded by $225 million from the collection of accounts receivable related to the businesses contributed to Equistar. The 1997 period reflects gross debt repayment of $580 million. At June 30, 1998, the Company had net debt of $966 million, or $317 million less than at December 31, 1997.

Net debt at the end of 1998 is expected to be near or lower than current levels. The additional debt of $84 million incurred to acquire Tibras on July 1, 1998 was offset by the $150 million special cash distribution received from Equistar in July due to Lyondell's repayment of its note to Equistar.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of stockholders was held May 15, 1998. The stockholders elected all three directors nominated for election and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998. The names of the Company's other Directors and detailed descriptions of the proposals considered at the meeting are contained in the Company's Proxy Statement, dated April 8, 1998, which is incorporated herein by reference.

                                      For               Withheld

1. Election of Directors

     Lord Glenarthur               61,548,153            733,489
     Worley H. Clark, Jr.          61,654,326            627,316
     Robert E. Lee                 61,576,775            704,867


                                      For                Against        Abstain

2. Appointment of PricewaterhouseCoopers LLP

                                   62,112,215             78,818         90,609

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

11.1   Statement re: computation of per share earnings
27.1   Financial Data Schedule

(b) The following Current Report on Form 8-K was filed during the quarter ended June 30, 1998 and through the date hereof:

       Date of Report         Item No.             Financial Statements

         May 29, 1998            5                       None
                               (regarding Equistar)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MILLENNIUM CHEMICALS INC.



Date: August 13, 1998                      John E. Lushefski
                                          ---------------------------------
                                          John E. Lushefski
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (as duly authorized officer and
                                          principal financial officer)

                                  EXHIBIT INDEX

11.1      Statement re: computation of per share earnings
27.1      Financial Data Schedule

COMPUTATION OF PER SHARE EARNINGS                   EXHIBIT 11.1   PAGE 1 OF  3


BASIC
------------

   1997                                                                         WEIGHTED AVERAGE # SHARES
------------                                                         --------------------------------------------
                                                SHARES                                                 YEAR
                                                  O/S                  QUARTER                        TO DATE
                                             --------------          -------------                 --------------

SHARES OF COMMON STOCK OUTSTANDING
AT DECEMBER 31, 1996                            74,412,283             74,412,283                     74,412,283


                                             --------------          -------------                 --------------

BALANCE AT MARCH 31, 1997                       74,412,283             74,412,283                     74,412,283
                                             --------------          -------------                 --------------
                                                                                     EPS                            EPS
                                                                                  -----------------              ----------

  NET INCOME                                                           20,000,000                     20,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      74,412,283    0.27             74,412,283   0.27


BALANCE AT JUNE 30, 1997                        74,412,283             74,412,283                     74,412,283
                                             --------------          -------------                 --------------


  NET INCOME                                                           82,000,000                    102,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      74,412,283    1.10             74,412,283   1.37



   1998
------------

SHARES OF COMMON STOCK OUTSTANDING
  AT DECEMBER 31, 1997                          75,099,648             75,099,648                     75,099,648


BALANCE AT MARCH 31, 1998                       75,099,648             75,099,648                     75,099,648
                                             --------------          -------------                 --------------


  NET INCOME                                                           50,000,000                     50,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      75,099,648    0.67             75,099,648   0.67

   ISSUED APRIL 1, 1998                              5,600                  5,600                          2,800
                                             --------------          -------------                 --------------

BALANCE AT JUNE 30, 1998                        75,105,248             75,105,248                     75,102,448
                                             --------------          -------------                 --------------



  NET INCOME
  WEIGHTED AVG SHARES OUTSTANDING                                      43,000,000                     93,000,000
                                                                     -------------                 --------------
                                                                       75,105,248    0.57             75,102,248   1.24



COMPUTATION OF PER SHARE EARNINGS                          EXHIBIT 11.1
                                                                                                                 PAGE 2 OF 3

DILUTED
------------

                                                                              WEIGHTED AVERAGE # SHARES
                                                                     --------------------------------------------
                                                SHARES                                                 YEAR
                                                  O/S                  QUARTER                        TO DATE
                                             --------------          -------------                 --------------
   1997
------------

SHARES OF COMMON STOCK OUTSTANDING
  AT DECEMBER 31, 1996                          74,412,283             74,412,283                     74,412,283
                                             --------------          -------------                 --------------



 BALANCE AT MARCH 31, 1997                      74,412,283             74,412,283                     74,412,283
                                             --------------          -------------                 --------------

                                                                                     EPS                            EPS
                                                                                  -----------                    ----------
  NET INCOME                                                           20,000,000                     20,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      74,412,283    0.27             74,412,283   0.27


 BALANCE AT JUNE 30, 1997                       74,412,283             74,412,283                     74,412,283
                                             --------------          -------------                 --------------


  NET INCOME                                                           82,000,000                    102,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      74,412,283    1.10             74,412,283   1.37


   1998
------------


SHARES OF COMMON STOCK OUTSTANDING
  AT DECEMBER 31, 1997                          75,099,648             75,099,648                     75,099,648


   OPTIONS                                                                112,665                        112,665
   TIME-VESTED RESTRICTED STOCK                                           114,685                        114,685
                                                                     -------------                 --------------

BALANCE AT MARCH 31, 1998                                              75,326,998                     75,326,998
                                                                     -------------                 --------------


  NET INCOME                                                           50,000,000                     50,000,000
                                                                     -------------                 --------------
  WEIGHTED AVG SHARES OUTSTANDING                                      75,326,998    0.67             75,326,998   0.66



COMPUTATION OF PER SHARE EARNINGS                          EXHIBIT 11.1                                             PAGE 3 OF 3

SHARES OF COMMON STOCK OUTSTANDING
  AT DECEMBER 31, 1997                          75,099,648             75,099,648                        75,099,648
   ISSUED 4/1/98                                     5,600                  5,600                             2,800
   OPTIONS                                                                159,596                           136,499
   TIME-VESTED RESTRICTED STOCK                                           302,971                           278,333
                                             --------------          -------------                 -----------------

BALANCE AT JUNE 30, 1998                        75,105,248             75,567,815                        75,517,280
                                             --------------          -------------                 -----------------


  NET INCOME                                                           43,000,000                        93,000,000
                                                                     -------------                 -----------------
  WEIGHTED AVG SHARES OUTSTANDING                                      75,567,815    0.57                75,517,280  1.23