Form 10-Q
period 1998-09-30
MILLENNIUM CHEMICALS INC
filed 1998-11-16
CIK 1018099

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

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,665,208 shares of Common Stock, par value $.01 per share, as of November 4, 1998.




------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part 1

 Item 1  Financial Statements........................................         2

 Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................        16

Part II

 Item 6  Exhibits and Reports on Form 8-K............................        22

 Signature  .........................................................        23


Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: material changes in the relationship between industry production capacity and operating rates on the one hand, and demand for the products of Millennium
Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar"), including ethylene, polyethylene and titanium dioxide, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas, ethylene and other petroleum products; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's and Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule;
difficulties in completing remediation of Year 2000 issues by the Company, Equistar, their suppliers or their customers; and other unforeseen circumstances. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                                September 30,      December 31,
                                                    1998              1997
                                               ---------------    -------------
                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents               $            118   $           64
     Trade receivables, net                               259              369
     Inventories                                          330              273
     Other current assets                                 110              130
                                              ---------------    -------------
            Total current assets                          817              836
Property, plant and equipment, net                      1,076              851
Investment in Equistar                                  1,537            1,934
Other assets                                              228              237
Goodwill                                                  458              468
                                              ---------------    -------------
            Total assets                     $          4,116  $         4,326
                                              ===============    =============

Liabilities and shareholders' equity
Current liabilities:
     Current maturities of long-term debt    $             21   $           20
     Trade accounts payable                               113               86
     Income taxes payable                                   5               12
     Accrued expenses and other liabilities               253              323
                                              ---------------    -------------
            Total current liabilities                     392              441
Long-term debt                                          1,010            1,327
Deferred income taxes                                     344              280
Other liabilities                                         807              814
                                              ---------------    -------------
            Total liabilities                           2,553            2,862
                                              ---------------    -------------

Minority interest                                          12                -
Shareholders' equity:
     Preferred stock (par value $.01 per
       share,authorized 25,000,000 shares,
       none issued and outstanding)                         -                -
     Common stock (par value $.01 per
       share, authorized 225,000,000 shares;
       issued and outstanding 77,595,293
       shares in 1998 and 77,276,942 shares
       in 1997)                                             1                1
     Paid in capital                                    1,331            1,334
     Retained earnings                                    267              177
     Unearned restricted share                            (36)             (42)
     Cumulative translation adjustment                    (12)              (6)
     Treasury stock at cost (249,117 shares
       in 1998)                                            (7)               -
     Deferred compensation                                  7
                                              ---------------    -------------
       Total shareholders' equity                       1,551            1,464
                                              ---------------    -------------
       Total liabilities and shareholders'
         equity                              $          4,116   $        4,326
                                              ===============    =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT SHARE DATA)

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                        September 30,
                                                 1998             1997              1998             1997
                                             -------------    -------------     -------------    -------------
                                                       (Unaudited)                          (Unaudited)

Net sales                                  $          408   $          816    $        1,215   $        2,423
Operating costs and expenses
     Cost of products sold                            283              546               847            1,741
     Depreciation and amortization                     27               54                74              160
     Selling, development and
     administrative expense                            40               59               112              167
                                            -------------    -------------     -------------    -------------
             Operating income                          58              157               182              355
Interest expense                                      (19)             (32)              (57)            (102)
Interest income                                         1                1                 3                7
Equity in earnings of Equistar                          3                -                58                -
Other income, net                                       7                1                18               45
                                            -------------    -------------     -------------    -------------

Income from continuing operations before
  provision for income taxes and minority
  interest                                             50              127               204              305
Provision for income taxes                            (17)             (57)              (79)            (133)
                                            -------------    -------------     -------------    -------------

Income from continuing operations
  before minority interest                             33               70               125              172

Minority interest                                      (1)               -                (1)               -
                                            -------------    -------------     -------------    -------------

Income from continuing operations                      32               70               124              172

Discontinued operations (net of
  income tax)                                           -               (3)                1               (3)
                                            -------------    -------------     -------------    -------------

Net income                                $            32   $           67    $          125    $         169
                                            =============    =============     =============    =============


Income per share from
  continuing operations - basic           $          0.43   $         0.94    $         1.65   $         2.31
                                            =============    =============     =============    =============
Income per share from
  continuing operations - diluted         $          0.42   $         0.94    $         1.65   $         2.31
                                            =============    =============     =============    =============

Net income per share - basic              $          0.43   $         0.90    $         1.66   $         2.27
                                            =============    =============     =============    =============

Net income per share - diluted            $          0.42   $         0.90    $         1.65   $         2.27
                                             =============    =============     =============    =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

                                                        Nine Months Ended
                                                          September 30,
                                                      1998              1997
                                                  -------------    -------------
                                                           (Unaudited)
Cash flows from operating activities
     Income from continuing operations            $         124    $        172
     Adjustments to reconcile income to
      net cash provided by operating
      activities
        Depreciation and amortization                        74             160
        Provision for deferred income taxes                  52              97
        Restricted stock amortization                         3               8
        Equity earnings                                     (51)              -
        Minority interest                                     1               -
     Changes in assets and liabilities net of
      acquisitions
        Decrease (increase) in trade receivables             12             (54)
        (Increase) decrease in inventories                  (34)             27
        Decrease in other current assets                      1              29
        Decrease in investments and other assets             11              56
        Increase (decrease) in trade accounts payable        13             (38)
        Decrease in accrued expenses and
          other liabilities and income taxes payable        (19)            (51)
        Decrease in other liabilities                       (40)            (68)
                                                  -------------   -------------
        Cash provided by operating activities               147             338
                                                  -------------   -------------
Cash flows from investing activities
     Capital expenditures                                  (150)           (116)
     Distributions from Equistar                            317               -
     Tibras acquisition - net of cash                       (85)
     Proceeds from sale of fixed assets                      10               2
                                                  -------------   -------------
       Cash provided by (used in)
        investing activities                                 92            (114)
                                                  -------------   -------------
Cash flows from financing activities
     Dividends                                              (35)            (35)
     New borrowings                                          97
     Repayment of long-term debt                           (472)           (550)
     Accounts receivable collection
       through Equistar                                     225               -
     Increase (decrease) in notes payable                     -             (13)
                                                  -------------   -------------
        Cash (used in) financing activities                (185)           (598)
Effect of exchange rate changes on cash                       -               1
                                                  -------------   -------------
        Increase (decrease) in cash and cash
          equivalents                                        54            (373)
        Cash and cash equivalents at beginning of
          period                                             64             408
                                                  -------------   -------------
        Cash and cash equivalents at end
          of period                              $          118   $          35
                                                  =============   =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS)

                                 Common Stock    Treasury   Deferred     Paid In   Retained  Restricted     Translation
                               Shares    Amount   Stock    Compensation  Capital   Earnings    Shares       Adjustment        Total
                              -------   -------  --------  ------------  --------  ---------  -----------   ------------   ---------
Balance at December 31, 1997        76   $    1   $    -   $             $  1,334  $   177   $     (42)       $     (6)    $  1,464
Comprehensive Income
 Net income                                                                            125                                      125
 Other comprehensive income
  Currency translation adjustment                                                                                   (6)          (6)
  Amortization and adjustments
    of unearned restricted shares                                              (3)                   6                            3
                                                                         --------  -------    ---------       --------    ---------
Total comprehensive income                                                     (3)     125           6              (6)         122

Shares held by rabbi trust                             (7)           7                                                            -
Dividends                                                                              (35)                                     (35)
                             --------   -------- ---------   ----------  -------- --------    ---------      ---------    ---------
Balance at September 30, 1998
  (Unaudited)                      76    $    1  $     (7)  $        7   $  1,331  $   267    $   (36)        $    (12)    $  1,551
                             ========   ======== =========   ==========  ======== =========   =========      =========    =========


MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 1-Basis of Presentation and Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals operating through its wholly owned subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United
States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemicals Inc. and, beginning December 1, 1997, through its interest in Equistar Chemicals, LP ("Equistar"), a joint venture formed by the Company and Lyondell Chemical Company ("Lyondell") to jointly own and operate the olefins and polymers businesses of the Company and Lyondell. On May 15, 1998, the Company's interest in Equistar was reduced to 29.5% with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Petroleum Corporation's ("Occidental") chemical subsidiary (see Note 2).

The Company was incorporated on April 18, 1996 and has been publicly owned since October 1, 1996, when Hanson PLC ("Hanson") transferred its chemical operations to the Company and, in consideration, all of the then-outstanding shares of the Company's common stock were distributed pro rata to Hanson's shareholders (the "Demerger").

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


Note 2-Acquisitions and Dispositions

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the olefins and polymers and ethyl alcohol businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its polyethylene, performance polymers and ethyl alcohol businesses. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. A subsidiary of the Company guaranteed $750 of Equistar's credit facility. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998 when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity between the partners may be made by Lyondell's representatives alone.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 2-Acquisitions and Dispositions--Continued


On December 31, 1997, the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse titanium dioxide ("TiO2") and specialty and intermediate chemicals subsidiary for $185, including assumed debt. The purchase price was allocated to the net assets acquired, principally property, plant and equipment and working capital based on their fair value.

On July 1, 1998, the Company completed the acquisition of 99% of the voting shares and 72% of total shares of Titanio do Brazil S.A. ("Tibras"), Brazil's only TiO2 producer, for $129 including assumed debt. The two TiO2 operations comprising Tibras have approximately 60,000 metric tons per year of TiO2 capacity and a mineral sands mine with over 2 million metric tons of recoverable reserves.

The Company has adopted a plan to monetize its investment in Suburban Propane. Various options are being evaluated and it is anticipated that eventual disposal will be completed within the next year. As such, Suburban Propane is being reported as a discontinued operation and is included in other current assets.


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

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of ninety days or less. In addition, investments and other assets include approximately $75 and $83 in restricted cash at September 30, 1998 and December 31, 1997, respectively, which is on deposit primarily to satisfy insurance claims.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets and, if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at September 30, 1998.

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

Earnings Per Share: Earnings per share ("EPS") are computed under the provisions of SFAS No. 128. The weighted average number of common and common equivalent shares outstanding used in computing EPS was as follows:

                                                         September 30,
                                                    1998             1997
                                               -------------    --------------
                                                         (Unaudited)

        Basic                                     75,115,348        74,424,729
        Options                                      110,264            33,816
        Restricted shares                            326,549            92,953
                                               -------------    --------------
        Diluted                                   75,552,161        74,551,498
                                               =============    ==============

Comprehensive Income: SFAS No 130 requires reporting comprehensive income in the financial statements which includes net income and other changes in equity. The Company adopted this pronouncement effective January 1, 1998 and elected to report such income within the consolidated statement of changes in shareholders' equity.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 4-Supplemental Information

                                              September 30,      December 31,
                                                  1998              1997
                                             ---------------    -------------
                                                (Unaudited)

Trade receivables
Trade receivables                           $            263   $          371
Less allowance for doubtful accounts                      (4)              (2)
                                             ---------------    -------------
                                            $            259   $          369
                                             ===============    =============

Inventories
Finished products                           $            152   $          121
In-process products                                       21               21
Raw materials                                            100               89
Other inventories                                         57               42
                                             ---------------    -------------
                                            $            330   $          273
                                             ===============    =============

Inventories valued on a LIFO basis were approximately $29 and $32 less than the amount of such inventories valued at current costs at September 30, 1998 and December 31, 1997, respectively.

                                              September 30,      December 31,
                                                  1998              1997
                                            ---------------     -------------
                                               (Unaudited)
Property, Plant and Equipment
Land and buildings                          $            267   $          217
Machinery and equipment                                1,428            1,205
                                             ---------------    -------------
                                                       1,695            1,422
Less allowance for depreciation
  and amortization                                      (619)            (571)
                                             ---------------    -------------
                                             $          1,076   $         851
                                              ===============   =============

Goodwill                                     $            528   $         528
Less:  Accumulated amortization                           (70)            (60)
                                              ---------------   -------------
                                             $            458   $         468
                                              ===============   =============


Note 5-Long-Term Debt and Credit Arrangements

                                              September 30,       December 31,
                                                   1998                1997
                                             --------------      -------------
                                               (Unaudited)

Revolving Credit  Agreement  bearing
  interest at either the bank's prime
  lending rate, LIBOR or NIBOR plus
  .275% at the option of the Company plus
  facility fee of .15% to be paid
  quarterly                                  $           199    $          546
7% Senior Notes due 2006 (net of
  unamortized discount of $1 and $.5)                    499               500
7.625% Senior Debentures due 2026
  (net of unamortized discount of
  $1.1 and $1.1)                                         249               249
Debt payable through 2007 at interest
  rates ranging from 2.4% to 12%                          84                52
Less current maturities of long-term debt                (21)              (20)
                                              --------------     -------------
                                             $         1,010    $        1,327
                                              ==============     =============

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

SFAS 133: On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or as comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the implications of this new pronouncement but, due to the Company's limited use of derivative instruments, the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 7-Employee Benefit Plans

The Company adopted a Long-Term Stock Incentive Plan ("Stock Incentive Plan") for the purpose of enhancing the profitability and value of the Company for the benefit of its shareholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan.

The Stock Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance units; and
(v) performance shares. The vesting schedule for granted restricted stock awards is as follows: (i) three equal tranches aggregating 25% of the total award will vest in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award will be subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. If and to the extent such criteria are achieved, half of the earned portion of a tranche relating to a particular performance-based cycle of the award will vest immediately and the remainder will vest in five equal annual installments commencing on the first anniversary of the end of the cycle.

Options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company, or in the case of employees of a subsidiary of the Company, a change-in-control of the relevant subsidiary.

The Company has authorization under the Stock Incentive Plan to grant awards for up to an additional 310,964 shares at September 30, 1998.

Unearned restricted stock, based on the market value of the shares at each balance sheet date, is included as a separate component of shareholders' equity and amortized over the restricted period. Compensation expense recognized in accordance with Accounting Principles Board Opinion No. 25 was $3 and $8 for the nine months ended September 30, 1998 and 1997, respectively.

The Company has a deferred compensation plan that permits officers, directors and certain management employees to defer a portion of their compensation on a pre-tax basis in the form of Company stock. A rabbi trust has been established to hold shares of Company stock purchased in open market transactions to fund this obligation. Shares purchased by the trust are reflected as treasury stock, at cost and included in shareholders' equity, along with the related obligation for this plan.


Note 8-Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $184 and has accrued $184 as of September 30, 1998.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)

Note 8-Commitments and Contingencies--Continued

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally three-to eight-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 production approximate $1,100 and expire between 1998 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance and flavor chemicals, are generally pursuant to one-to ten-year contracts, with prices based on the market price, and which expire between 1998 and 2008.

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

The following is a summary of the Company's operations by industry segment:

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                1998               1997             1998              1997
                                            -------------      -------------    --------------    -------------
                                                     (Unaudited)                          (Unaudited)
Net Sales
  Titanium dioxide and related products    $          314      $        217    $         901    $          639
  Acetyls                                              59                72              202               200
  Specialty chemicals                                  35                36              112               112
  Polyethylene, alcohol and related
     products (1)                                       -               491                -             1,472
                                            -------------      ------------    -------------     -------------

     Total                                 $          408     $         816    $       1,215    $        2,423
                                            =============     =============    =============    ==============

Depreciation and amortization
  Titanium dioxide and related products    $           20     $          10    $          52    $           32
  Acetyls                                               6                 7               18                20
  Specialty chemicals                                   1                 2                4                 4
  Polyethylene, alcohol related
     products (1)                                       -                35                -               104
                                            -------------     -------------    -------------     -------------
     Total                                 $           27     $          54    $          74    $          160
                                            =============      =============   ==============    =============

Operating Income
  Titanium dioxide and related products    $           47     $          22    $         128    $           38
  Aceytls                                               1                12               20                29
  Specialty chemicals                                  10                10               34                33
  Polyethylene, alcohol and related
     products (1)                                       -               113                -               255
                                            -------------     -------------    -------------     -------------
     Total                                 $           58     $         157    $         182    $          355
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

                                               September 30,     December 31,
                                                   1998               1997
                                            ----------------    -------------
                                              (Unaudited)

Current assets                              $           421     $        528
Investment in Equistar                                1,537            1,934
Noncurrent assets                                     1,649            1,428
                                           ----------------    -------------
        Total assets                        $         3,607     $      3,890
                                           ================    =============

Current liabilities                         $           223              296
Noncurrent liabilities                                2,365            2,647
Invested capital                                      1,019              947
                                           ----------------    -------------
        Total liabilities and invested
         capital                            $         3,607     $      3,890
                                           ================    =============

                                   Three Months Ended       Nine Months Ended
                                      September 30,          September 30,
                                    1998         1997        1998      1997
                                  ---------   ----------  ---------  --------
                                      (Unaudited)             (Unaudited)

Net sales                          $    247   $   727     $   771   $  2,169
Operating income                         15       148          88        342
Net income                               16        63          72        167

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(In $ Millions Unless Otherwise Indicated)


Note 11 -Summary financial Information for Equistar

The following is summarized financial information for Equistar:

                                        September 30,        December 31,
                                           1998                  1997
                                     ----------------     ---------------
                                       (Unaudited)

Current assets                      $           1,389   $           1,209
Noncurrent assets                               5,502               3,408
                                     ----------------     ---------------
        Total assets                $           6,891   $           4,617
                                     ================     ===============

Current liabilities                 $             448   $             353
Noncurrent liabilities                          2,516               1,546
Partners' capital                               3,927               2,718
                                     ----------------     ---------------
        Total liabilities and
          partners'capital          $           6,891   $           4,617
                                     ================     ===============

                                          Three Months        Nine Months
                                             Ended               Ended
                                          September 30,       September 30,
                                             1998                 1998
                                      ----------------     ---------------
                                        (Unaudited)

Net sales                           $          1,149    $          3,263
Operating income                                  69                 292
Net income                                        29                 194


Note 12 - Subsequent Event

On November 16, 1998, the Company announced that it had entered into agreements to sell its La Porte, Texas synthesis gas ("syngas") unit and a 15% interest in its methanol business to a wholly-owned subsidiary of Linde AG ("Linde") for $122.5 million in cash.

The Company and Linde will establish a methanol production partnership to own the methanol facility in La Porte. Linde will operate the facility and hold the 15% interest in the partnership, with an option to increase its partnership interest to 20% at a later date. The Company will hold the remaining interest. Linde has agreed to sell syngas and carbon monoxide to the Company and the partnership under a supply agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into four business segments: titanium dioxide and related products ("TiO2"), acetyls, specialty chemicals and polyethylene, alcohol and related products. The Company's businesses comprising the polyethylene, alcohol and related products segment were contributed to Equistar Chemicals, LP ("Equistar"), a joint venture partnership formed by the Company and Lyondell Chemical Company ("Lyondell") on December 1, 1997, to own and operate the olefins and polymers businesses of the partners. Results of the Company's businesses for the first eleven months of 1997, before the formation of Equistar, are consolidated. The Company's 43% interest in Equistar was reduced on May 15, 1998 to 29.5% with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Petroleum Corporation's ("Occidental") chemical subsidiary. The results of Equistar are accounted for using the equity method. See Note 2 to the Consolidated Financial Statements.

The following information should read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" should be reviewed carefully.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company had operating income of $58 million for the three months ended September 30, 1998, a decrease of $99 million (63%) from the three months ended September 30, 1997. The third quarter of 1997 included $113 million related to the polyethylene, alcohol and related products businesses contributed to Equistar on December 1, 1997. Excluding these earnings, operating income for the third quarter of 1998 from the Company's wholly owned subsidiaries increased $14 million (32%) over the 1997 period, principally as a result of improved TiO2 prices. Average TiO2 prices for the third quarter of 1998 were 15% higher than in the third quarter of 1997.

Income before provision for income tax for the third quarter of 1998 of $50 million decreased $77 million (61%) from the third quarter of 1997. The significant downturn in Equistar's results for the third quarter of 1998 compared to earnings of the Company's contributed businesses in the comparable quarter of 1997 offset the improved results from TiO2 operations discussed above.

Net income for the third quarter of 1998 was $32 million or $0.43 per share (Basic EPS), while net income for the same quarter of 1997 was $67 million or $0.94 per share. The effective tax rate for the third quarter of 1998 is 10 percentage points lower than 1997 as a result of the geographic mix of profit and debt in the 1998 period.

Titanium dioxide and related products: Operating income for the third quarter of 1998 was $47 million, more than double the $22 million earned in the third quarter of 1997. Net sales were $97 million (45%) higher than the same period of last year. Higher selling prices accounted for the majority of the increase. Average prices rose 15% over the comparable quarter of 1997 and 4% over the second quarter of 1998 with increases evident in all regions in local currency terms. Sales volumes were up 22% from the third quarter of 1997 due to added volume from the French and Brazilian operations acquired on December 31, 1997 and July 1, 1998, respectively. Excluding the operations in France and Brazil, sales volumes were down 10% from the third quarter of last year. Continued weakness in the Asian markets and strong sales in the third quarter of 1997 in advance of price increases were the primary factors related to the volume decline. Markets in North America remained steady, offsetting weaker demand in the Asian markets.

Capacity utilization was below the third quarter of 1997 at approximately 96%, including the French and Brazilian plants. Excluding the French and Brazilian production, the quarterly operating rate was down approximately 5% from last year partially due to the shutdown in September at the Stallingborough, United Kingdom, plant to begin commissioning a capacity expansion of 41,000 metric tons per year. The Stallingborough plant is back on line and the commissioning process will continue through January 1999.

Conditions are expected to be favorable for the balance of 1998 as pricing trends and production costs continue to improve, offsetting anticipated seasonal softening in demand.

Acetyls: Net sales for the third quarter of 1998 decreased 18% to $59 million. Operating profit of $1 million for the third quarter of 1998 decreased $11 million from third quarter of 1997.

Higher sales volumes in methanol and acetic acid were more than offset by lower selling prices in all product lines. New competitor capacity has created an oversupply in the global methanol markets putting pressure on price as well as sales volume, while weak demand for acetic acid and vinyl acetate monomer ("VAM") in Asia has severely impacted prices worldwide.

Methanol prices were down 40% from the third quarter of 1997 due to oversupply from new global capacity, strong U.S. production and weaker demand from the MTBE sector of the market. Conditions are not expected to improve short-term.

During the third quarter of 1998, domestic demand dropped off during September in the acetic acid market due, in part, to operating and shipping problems at a major customer. Conditions in Asia remained difficult, with weaker demand in that region. Sales volume was slightly above the third quarter of 1997, but prices were down 19% from the comparable quarter of 1997. While steady demand in the domestic market is anticipated for the remainder of the year, continued price pressure is expected to negatively impact results.

Third quarter 1998 VAM prices were down 17% from the same quarter of 1997 as a result of lower ethylene costs and excess supply in Asia. VAM volumes for the quarter were down 3% from 1997. The Asian economic crisis has adversely affected demand and pricing in these markets. Although the North American market was somewhat stable, excess supply in Europe and Asia put pressure on price. Such conditions are expected to continue for the balance of the year.

Specialty chemicals: Third quarter operating profits of $10 million were equal to the third quarter of 1997. Net sales for the 1998 quarter were in line with the 1997 quarter of $35 million. Favorable product mix and higher volumes offset lower prices and higher crude sulfate turpentine ("CST") costs. CST costs for the quarter were 7% higher than in the same quarter of 1997. CST costs declined approximately 10 cents per gallon at the start of the third quarter and another 15 cents per gallon effective October 1, 1998. While demand is softening due to weaker sales in Asia, margins should be somewhat protected during the balance of the year by declining raw material prices.

Equistar: On December 1, 1997, the Company's polyethylene, alcohol and related products businesses were contributed to Equistar. Since that time, the Company has accounted for its share of Equistar as equity earnings. Post-interest equity earnings from Equistar for the third quarter of 1998 was $3 million compared to $10 million in the second quarter of 1998. Declining ethylene and polymer prices contributed to the decrease in profits during the third quarter. Ethylene prices fell 12% during the third quarter and 36% since last year-end, as excess supply levels from new competitor capacity came on stream during the year. Even though feedstock costs were down slightly during the quarter, margins suffered. The decline in ethylene prices also affected its derivative products including polyethylene. Overall polyethylene prices for the third quarter were down an average of 11% from the second quarter.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company had operating income of $182 million for the first nine months of 1998, a decrease of $173 million (49%) from the same period of 1997. The first nine months of 1997 included $255 million of operating income related to the polyethylene, alcohol and related products businesses contributed to Equistar on December 1, 1997. Excluding these earnings, 1998 operating income increased $82 million (82%) over 1997 primarily from increases in TiO2 profits. TiO2 operating profit for the first nine months of 1998 was $128 million, an increase of $90 million, almost tripling the comparable 1997 period. TiO2 prices, which had started to improve in the first nine months of 1997, continued their upward trend through the first nine months of 1998. Year-to-date average TiO2 selling prices increased 11% over the same period last year.

Titanium dioxide and related products: Operating income for the first nine months of 1998 was $128 million compared to $38 in the first nine months of 1997. Net sales were 41% higher than in the 1997 period at $901 million. On December 31, 1997, the Company acquired Rhone-Poulenc Chimie S.A.'s French TiO2 operations, Thann et Mulhouse, which included two plants providing 138,000 metric tons per year of TiO2 capacity along with certain specialty and intermediate chemical businesses. On July 1, 1998, the Company acquired 99% of the voting shares and 72% of total shares of Titanio do Brazil S.A. ("Tibras") in Brazil, which has approximately 60,000 metric tons per year of TiO2 capacity. Higher selling prices account for most of the profit increase. The impact of higher sales volumes (24% above last year) was due mainly to the new French and Brazilian operations, by higher functional costs incurred to reengineer business processes and support organizational change. Volume weakness was experienced in the Asian markets due to the overall declining economic conditions in that region. Markets in North America and Europe, however, remained steady, offsetting weaker demand in the Asian markets. This is expected to continue through year-end. Capacity utilization for the first nine months of 1998 was 98.2%.

Acetyls: Operating income of $20 million for the first nine months of 1998 was 31% lower than the same period of 1997. Net sales of $202 million increased 1% over 1997. Favorable costs were realized during 1998 as a result of the 1997 syngas plant conversion to natural gas feedstock. During the first nine months of 1997, difficulties with this conversion were experienced, hampering production and increasing costs. By late 1997, such problems were resolved. However, lower selling prices more than offset the improved cost position for this segment. Average selling prices were down 32%, 14% and 10% for methanol, acetic acid and VAM, respectively, during the nine months compared to last year.

Specialty Chemicals: Operating income for the first nine months of 1998 was $34 million compared to $33 million in 1997. Net sales for the first nine months ended September 30, 1998 were in line with the 1997 period at $112 million. Favorable product mix was offset by lower volumes and higher CST costs. CST costs were 20% higher than in the same period of 1997. CST costs declined approximately 10 cents per gallon at the start of the third quarter and another 15 cents per gallon effective October 1, 1998. Demand remains stable in the global markets with the exception of Asia. Price competition is being felt as weaker European currencies relative to the U.S. dollar provide an advantage to non U.S. competitors. Several competitors have also recently added capacity.

Equistar: On December 1, 1997, the Company's polyethylene, alcohol and related products businesses were contributed to Equistar. Since that time, the Company has accounted for its share of Equistar as equity earnings. Post-interest equity earnings from Equistar for the first nine months of 1998 were $58 million, and compare to operating income for the first nine months of 1997 of $255 million for the businesses contributed to Equistar. Ethylene and ethylene derivative markets started their decline towards the end of the first quarter of 1998. Ethylene prices dropped 31% during the first nine months of 1998. Polyethylene prices dropped dramatically during the first nine months of 1998 as compared to 1997. Pricing pressures continue in these markets. During the upcoming quarter, Equistar's La Porte ethylene plant will be shut down for a maintenance turnaround, limiting production and negatively impacting profits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are provided by operations and borrowings under the Company's revolving credit facility. Net cash provided by operating activities was $147 million for the nine months ended September 30, 1998 compared to $338 million provided for the first nine months ended September 30, 1997. The decrease of $191 million is due primarily to the polyethylene, alcohol and related products businesses included in 1997 but not in 1998 and proceeds of $49 million received from an insurance settlement in 1997. Since December 1, 1997, the polyethylene, alcohol and related products businesses have been part of Equistar and cash distributed by the partnership in the first nine months of 1998 of $317 million is included as cash from investing activities. The remaining difference is primarily attributable to the timing of payments for accrued expenses and other liabilities.

Net cash provided by investing activities was $92 million in the first nine months of 1998, while $114 million was used in the first nine months of 1997. 1998 distributions from Equistar of $317 million, including $75 million relating to Equistar's addition of Occidental as a partner and $150 million received in July due to Lyondell's repayment of its note, primarily accounted for the variance. Capital spending for the full year 1998 is expected to be approximately $210 million, including spending on the Stallingborough, United Kingdom plant expansion, SAP-based business systems projects and capacity expansions at the specialties chemicals segment.

Net cash used in financing activities for the first nine months of 1998 was $185 million compared to $598 million in the first nine months of 1997. The 1998 period reflects gross debt repayment of $472 million, principally funded by monies received from Equistar - $225 million from the collection of accounts receivable related to the businesses contributed to Equistar and cash distributions of $317 million. The 1997 period reflects gross debt repayment of $550 million.

At September 30, 1998, the Company had net debt of $913 million, or $370 million less than at December 31, 1997. Net debt at the end of 1998 is expected to be near current levels.

During the third quarter, the Company approved plans to monetize its investment in Suburban Propane. Various options are being evaluated and it is anticipated that eventual disposal will be completed within the next year.


Year 2000

Each of the Company's three business units and its corporate headquarters has established a plan to identify and correct Year 2000 compliance issues. Efforts made and progress towards the goal of Year 2000 compliance is reported, on a regular basis, to the Company's Operations Committee through teams formed to take action on such plans. The Company's Board of Directors is being updated through its Audit Committee.

The Company has focused its Year 2000 efforts on three major exposure areas: information systems (which includes application software and technical infrastructure), manufacturing process controls (non-IT systems) and supply chain (which includes the Company's significant suppliers and customers). The project phases common to all exposure areas are: 1) inventory/assessment; 2) remediation; 3) testing; 4) implementation; and 5) designing contingency plans.

During 1997, as a part of a separate project to improve the quality of and access to business information, the Company began a company-wide implementation of the SAP R/3 enterprise resource planning system from SAP America, Inc. ("SAP"). This system integrates information, including financial, human resources, customer and supply chain information, in a single database. The Company has received representations from SAP that the SAP R/3 system has been designed to be Year 2000 compliant. As part of the implementation, interfaces to the SAP R/3 system have been minimized and complementary systems have been represented to be Year 2000 compliant by the vendors of such systems. Two of the Company's three business units completed their SAP implementations as of November 2, 1998 and the third (Millennium Inorganic Chemicals) is on schedule to complete its implementation by July 1, 1999. The Company is also making modifications to existing business information systems for Millennium Inorganic Chemicals as a contingency plan in the unlikely event that the SAP implementation is not completed on schedule. These modifications are expected to be implemented by January 1999. The Company has outsourced the technical infrastructure for the SAP R/3 system to an internationally recognized provider of these services and has received assurances from the provider that all hardware and related system software are Year 2000 compliant. The Company has not deferred any of its currently planned projects as a result of Year 2000 efforts.

Inventories and assessments of non-IT systems are over fifty percent completed. Where identified, remediation for non-IT systems is in progress, and a target completion date for all business units has been set for October 1999. The Company has engaged independent consultants at certain locations to monitor remediation programs for certain systems and to provide additional expertise.

The Company has identified critical suppliers, customers and other third parties and has begun to request Year 2000 compliance information from them. The Company is evaluating and assessing third-party responses as they are received. The more significant third-party relationships include suppliers of ores, electrical power, natural gas and industrial gases and providers of transportation such as pipelines, rail and barges. Contingency plans, where necessary and possible, will be developed for significant third party risks identified by the Company as a result of such evaluation and assessment. Although the Company has planned these actions to address third-party issues and potential impacts to the Company, it often has little direct ability to influence the compliance actions of such parties.

The Company estimates that it will spend $84 million related to the company-wide implementation of SAP and an additional $15 million for required modifications and replacements of non-IT systems to become Year 2000 compliant. Such costs have been, and in the future are expected to be, funded from cash generated from operations. This estimate excludes Year 2000 costs that may be incurred by Equistar. The total amount spent on the project through September 30, 1998 was approximately $38 million, of which $33 million was capitalized and $5 million was expensed. Costs incurred prior to 1998 were not material.

The Company owns a 29.5% interest in Equistar. Equistar has formed a steering committee to oversee all Year 2000 remediation efforts. The chairman of the Equistar Year 2000 Steering Committee reports project progress regularly to the Equistar Governance Committee, which includes representatives from the Company's senior management. The Equistar Year 2000 Steering Committee is in the process of completing an assessment of the state of readiness of the information technology and non-IT systems of Equistar. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers. The operations of Millennium Petrochemicals are integrally related to those of Equistar's La Porte, Texas facility from whom materials and utilities are sourced and, as a result, any Year 2000 related interruption in Equistar's operations at this location could severely impact Millennium Petrochemical's ability to manufacture and ship products to customers.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. In particular, if suppliers fail to provide the Company with raw materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing processes, or with adequate, reliable means of transporting its products to its customers, then any such failure could result in the temporary inability to manufacture and/or ship products to customers. This risk may be mitigated to some extent at Millennium Inorganic Chemicals, where manufacturing capacity is distributed among seven manufacturing facilities. Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures, if any, would have a material impact on the Company's results of operations and/or financial condition.

The costs of the Company's Year 2000 project and the dates on which the Company believes it will complete such efforts are based on management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources and the continued progression towards the implementation of SAP at various facilities. There can be no assurance that these estimates will prove to be accurate, and therefore actual results could differ materially from those anticipated. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

Formal contingency plans for certain Year 2000 related risks have not yet been developed but are expected to include identification of alternate suppliers, allowing for sufficient inventory levels in the event of manufacturing or transportation interruption, and replacing electronic applications with manual processes. These plans are expected to be completed by the end of the third quarter 1999.

The Company's Year 2000 project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular the Year 2000 readiness of its significant suppliers and customers. The Company believes that the Year 2000 issues will be addressed on a timely basis. However, in the event that the Year 2000 issues of the Company and/or third parties with whom the Company transacts business are not addressed on a timely basis, it is possible that such issues could have an adverse impact on the Company's operations and/or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Form of Agreement with certain Corporate Executive Officers, including Messrs. Landuyt, Lee, Hempstead and Lushefski
       10.2 Form of Agreement with certain Executive Officers of Operating
            Subsidiaries
       11.1 Statement re: computation of per share earnings
       27.1 Financial Data Schedule
       99.1 Press Release dated November 16, 1998 relating to sale by Millennium Petrochemicals of its syngas unit and an interest in its methanol facility

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MILLENNIUM CHEMICALS INC.



Date: November 16, 1998               John E. Lushefski
                                  ___________________________
                                  John E. Lushefski
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (as duly authorized officer and principal
                                   financial officer)

                                 EXHIBIT INDEX

10.1 Form of Agreement with certain Corporate Executive Officers, including Messrs. Landuyt, Lee, Hempstead and Lushefski
10.2 Form of Agreement with certain Executive Officers of Operating
      Subsidiaries
11.1 Statement re: computation of per share earnings
27.1 Financial Data Schedule
99.1 Press  Release  dated  November 16, 1998 relating to sale by
      Millennium Petrochemicals of its syngas unit and an interest in its methanol facility