Form 10-K
period 1998-12-31
MILLENNIUM CHEMICALS INC
filed 1999-03-31
CIK 1018099

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                  ------------
                        COMMISSION FILE NUMBER: 1-12091
                            ------------------------

                           MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                     DELAWARE                                           22-3436215
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

                230 HALF MILE ROAD                                      07701-7015
                  P.O. BOX 7015                                         (ZIP CODE)
               RED BANK, NEW JERSEY
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732-933-5000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
             Common Stock, par value                             New York Stock Exchange
                 $0.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates as of March 15, 1999 (based upon the closing price of $19.00 per common share as quoted on the New York Stock Exchange), is approximately $1.4 billion. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly-owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 15, 1999, was 77,873,586 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K as indicated herein. Portions of the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                                                          PAGE
----                                                                                                          ----
                                                      PART I
 1.    Business............................................................................................     3
 2.    Properties..........................................................................................    26
 3.    Legal Proceedings...................................................................................    27
 4.    Submission of Matters to a Vote of Security Holders.................................................    27

                                                     PART II
 5.    Market for the Registrant's Common Equity and Related Shareholder Matters...........................    28
 6.    Selected Financial Data.............................................................................    28
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    28
7A.    Quantitative and Qualitative Disclosures about Market Risk..........................................    28
 8.    Financial Statements and Supplementary Data.........................................................    28
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    29

                                                     PART III
10.    Directors and Executive Officers of the Registrant..................................................    29
11.    Executive Compensation..............................................................................    29
12.    Security Ownership of Certain Beneficial Owners and Management......................................    29
13.    Certain Relationships and Related Transactions......................................................    29

                                                     PART IV
14.    Exhibits, Financial Statement Schedule(s) and Reports on Form 8-K...................................    29

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in the 1998 Annual Report to Shareholders (the 'Annual Report to Shareholders') of Millennium Chemicals Inc. (the 'Company') and in this Annual Report on Form 10-K, including, without limitation, the statements under 'Business -- Strategy' included in this Annual Report on Form 10-K and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in the Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K, are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ('Cautionary Statements') include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of the Company and Equistar Chemicals, LP ('Equistar'), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost-reduction targets or to complete construction projects on schedule; difficulties in addressing Year 2000 issues on a timely basis by the Company, Equistar, their suppliers or their customers; and, other unforeseen circumstances.

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

     The Company has three principal wholly owned operating subsidiaries:
Millennium Inorganic Chemicals Inc. (collectively, with its non-United States affiliates, 'Millennium Inorganic Chemicals'); Millennium Petrochemicals Inc. ('Millennium Petrochemicals'); and, Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals'). The Company also owns a 29.5% interest in Equistar Chemicals, LP ('Equistar'), a joint venture owned by the Company, Lyondell Chemical Company ('Lyondell') and Occidental Petroleum Corporation ('Occidental'). The Company accounts for its interest in Equistar as an equity investment.

     The Company has leading market positions in the United States ('U.S.') and the world:

      Millennium Inorganic Chemicals is the second-largest producer of titanium dioxide ('TiO2') in the world, with manufacturing facilities in the U.S., the United Kingdom ('U.K.'), France, Brazil and Australia. Millennium Inorganic Chemicals is also the largest merchant seller of titanium tetrachloride ('TiCl4') in the U.S. and Europe;

      Millennium Petrochemicals is the second-largest producer of acetic acid and vinyl acetate monomer ('VAM') in the U.S. and, through its 85% interest in La Porte Methanol Company, L.P. ('La Porte Methanol Company'), a major U.S. producer of methanol;

      Millennium Specialty Chemicals is the world's largest producer of terpene fragrance chemicals, the world's second-largest manufacturer of cadmium-based pigments and a major producer of silica gel; and

      Through its 29.5% interest in Equistar, the Company is a partner in the largest producer of ethylene and polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty chemicals.

     As of January 18, 1999, the Company owns an 85% interest in La Porte Methanol Company, a Delaware limited partnership that owns a methanol plant located in La Porte, Texas, and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. These operations were wholly owned by Millennium Petrochemicals until they were contributed to the partnership on January 18, 1999.

     The Company was incorporated in Delaware on April 18, 1996. The Company's U.K. office is located at Laporte Road, Stallingborough, Grimsby, North East Lincolnshire, DN40 2PR, England. Its U.K. telephone number is 0345-662663. The Company's principal executive offices in the U.S. are located at 230 Half Mile Road, P.O. Box 7015, Red Bank, New Jersey 07701-7015. Its U.S. telephone number is (732) 933-5000 and its U.S. fax number is 732-933-5240.

DEVELOPMENT OF BUSINESS

     The Company has been an independent, publicly owned company since its demerger (i.e., spin-off) on October 1, 1996 (the 'Demerger'), from Hanson PLC ('Hanson'). In connection with the Demerger, Hanson transferred its chemical operations to the Company and the Company issued to Hanson's shareholders all of the Company's then outstanding common stock, par value $.01 per share (the 'Common Stock'). For additional information concerning the Demerger, see Note 1 to the Company's Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

     On December 1, 1997, the Company contributed to Equistar substantially all of the net assets comprising its polyethylene, alcohol and related products business segment, which had been owned by Millennium Petrochemicals. In exchange, the Company received a 43% interest in Equistar, Equistar repaid $750 million of debt due to the Company from its contributed businesses, the Company retained $250 million of certain accounts receivable and Equistar assumed certain liabilities from the Company. A subsidiary of the Company guaranteed $750 million of Equistar's newly issued bank debt. The Company used the $750 million received from Equistar, together with collected proceeds of the retained accounts receivable, to repay debt under its revolving credit facility. Lyondell contributed to Equistar substantially all of the assets comprising its petrochemical and polymer business segments, as well as a $345 million note. In exchange, Lyondell received a 57% interest in Equistar, and Equistar assumed $745 million of Lyondell's debt and certain liabilities from Lyondell. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemical subsidiary. Occidental contributed substantially all of the net assets of these businesses (including approximately $205 million of related debt) to Equistar. In exchange, Equistar borrowed an additional $500 million, $420 million of which was distributed to Occidental and $75 million of which was distributed to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. Equistar is governed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require the consent of the representatives of the three partners may be made by Lyondell's representatives alone.

     On December 31, 1997, the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse TiO2 and related intermediate and specialty chemical operations in France for $185 million, including assumed debt. The operations in France provide capacity to produce approximately 138,000 metric tons per year of TiO2.

     On November 27, 1998, the Company entered into an agreement to sell its remaining interests in Suburban Propane Partners, L.P. ('Suburban Propane'), a publicly-traded limited partnership which is the third-largest retail marketer of propane in the U.S., to Suburban Propane and its management for $75 million in cash. As such, Suburban Propane is reflected in the Company's financial statements as a discontinued operation. The Company expects to complete this transaction in the second quarter of 1999.

     On July 1, 1998, the Company completed the acquisition of 99% of the voting shares and 72% of total shares of Titanio do Brazil S.A. ('Tibras'), Brazil's only integrated TiO2 producer, for $129 million, including assumed debt. The two operations comprising Tibras included a plant which has the capacity to produce approximately 60,000 metric tons per year of TiO2 and a mineral sands mine with over two million metric tons of recoverable reserves.

     On January 18, 1999, the Company completed certain transactions with Linde AG ('Linde') relating to the Company's synthesis gas ('syngas') unit in La Porte, Texas, and a 15% interest in its methanol business, whereby the Company received $122.5 million in cash. Linde will operate the syngas facility under a long-term lease with a purchase option. The Company has the right to require Linde to purchase the Unit under certain circumstances. In addition, Linde will operate and hold a 15% interest in the methanol facility. Linde has the obligation to purchase an additional 5% interest in the methanol partnership upon the occurrence of certain events.

     In this Annual Report on Form 10-K: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires; (ii) references to the activities of, and financial information with respect to, the Company prior to October 1, 1996, are to the historical activities and combined historical financial information of the businesses that were transferred to the Company by Hanson in connection with the Demerger;
(iii) references to 'tpa' are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds); and, (iv) references to the Company's and Equistar's annual rated capacity and annual production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                                    STRATEGY

     The Company's Vision is: 'BE THE MOST VALUE-CREATIVE CHEMICAL COMPANY IN THE WORLD.' Its strategy is to maximize long-term Economic Value Added ('EVA'r'*') and cash flow, through improved efficiency at existing operations, disciplined capital expenditures, selective dispositions, and selective acquisitions of intermediate and specialty chemical businesses. In addition to building upon its leading market positions in its existing lines of business, the Company seeks to increase efficiency and reduce costs at its existing businesses, focus its production on more profitable value-added products, expand its operations worldwide and increase the proportion of its business that is less cyclical in nature. The Company emphasizes stock ownership by management and links a significant portion of management's compensation to the achievement of performance targets, including targets based on EVA'r', as well as the Company's performance relative to its industry peers as measured by total shareholder return. The Company is committed to providing a safe workplace and employing the highest ethical standards in its dealings with customers, suppliers and the communities in which it operates.

     The following are key elements of the Company's strategy:

     FOCUS GROWTH ON LESS CYCLICAL, VALUE-CREATIVE BUSINESSES. The Company seeks to capitalize upon the leading market positions of its intermediate and specialty chemical businesses by expanding in domestic and international markets through capital expenditures and, as opportunities permit, selective acquisitions. Millennium Inorganic Chemicals advanced its position through the acquisition on July 1, 1998, of Tibras, South America's only integrated producer of TiO2. In addition, a 41,000 tpa chloride-process TiO2 expansion at Stallingborough, U.K., was substantially completed in the last quarter of 1998 at a cost of approximately $130 million, increasing Millennium Inorganic Chemicals' total global capacity to 712,000 tpa, approximately 16% of global capacity. During 1998, Millennium Petrochemicals increased its acetic acid capacity from 900 million to 1 billion pounds per year utilizing its proprietary low-water technology. Millennium Petrochemicals' transactions with Linde involving its La Porte, Texas, syngas business and a 15% interest in its methanol unit generated $122.5 million in cash and created a value-creative partnership with long-term EVA'r' benefits. At Millennium Specialty Chemicals, debottlenecking and new equipment investments over the past two years have doubled capacity for linalool and geraniol, two major fragrance chemicals.

     IMPROVE THE COMPANY'S COST STRUCTURE IN COMMODITY, INDUSTRIAL AND PERFORMANCE CHEMICALS. The Company seeks to increase the competitiveness of its commodity, industrial and performance chemical businesses by improving the efficiency of existing operations through the implementation of internally developed and externally benchmarked best practices and ongoing investments in technology, new processes and equipment. During 1997 and 1998, Millennium Inorganic Chemicals reduced the annual cost base of its TiO2 production by approximately $70 million compared to 1996 levels. An additional $100 million of annualized cost savings is targeted by the end of 2000. Beginning in 1998 and continuing through 1999, the Company is implementing an $84 million global SAP software-supported business improvement project, which is designed to make the Company a more efficient, globally integrated operation. All major businesses and plants, with the exception of the Brazilian TiO2 operations, are expected to be utilizing the SAP integrated software in the third quarter of 1999.

     INCREASE PRODUCTION AND MARKETING OF VALUE-ADDED PRODUCTS. The Company seeks to expand its position as a supplier of less cyclical, value-added intermediate and specialty chemicals, which historically command higher margins than commodity chemicals. Millennium Inorganic Chemicals is constructing a new $18 million research center near Baltimore, Maryland. The new center, which will be opened officially in September of 1999, will improve Millennium Inorganic Chemicals' ability to research, develop and test new products and processes, providing customers with additional value-added products and services. Millennium Inorganic Chemicals has recently established a team to focus on the global marketing and development of its specialty inorganic chemical businesses. Millennium Specialty Chemicals now utilizes a crystallization process to make high-purity anethole, a licorice-like flavor chemical. This process has improved product quality and lowered production costs.

     EMPHASIZE EMPLOYEE STOCK OWNERSHIP AND PERFORMANCE-BASED COMPENSATION. In order to align the interests of the Company's management and shareholders, the Company has established guidelines

------------
* EVA'r' is a registered trademark of Stern, Stewart & Co.

for significant investment by management in Common Stock. Since October 1, 1996, the Company's top 30 executive officers and senior managers have purchased shares of Common Stock with a market value at March 15, 1999, of over $10 million. These include shares purchased under the Company's Salary and Bonus Deferral Plan, some of which are subject to forfeiture, but do not include restricted Common Stock or other awards under the Company's Long Term Stock Incentive Plan. In addition, management's long-term incentive compensation (including the vesting of 75% of the awards of restricted stock) is dependent upon the achievement of performance goals based on value creation targets and the Company's performance relative to industry peers, as measured by total shareholder return. Information relating to these guidelines and plans is presented under the heading 'Executive Compensation' in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders. To encourage ownership of Common Stock by employees generally, the Company has established a 401(k) plan that partially matches employee contributions with Common Stock, a Long Term Incentive Plan that awards participants with Common Stock based on performance measured by EVA'r', Employee Stock Purchase Plans, a Supplemental Savings and Investment Plan and a Salary and Bonus Deferral Plan. In addition, the Company has established a Save As You Earn (SAYE) program and a Profit Sharing Plan for its U.K. employees, a 'Plan D'Epargne' for its French employees and a Salary Deferral Plan for its Australian employees.

     PROVIDE A SAFE WORKPLACE AND EMPLOY THE HIGHEST ETHICAL STANDARDS. The Company is committed to providing a safe workplace and employing the highest ethical standards in its dealings with customers, suppliers and the communities in which it operates. 'PEOPLE CREATE THE VALUE' is the basis of the Company's People Policy. The People Policy promotes innovation and value-creativity within the context of the Company's Core Values, which include: 'EMPLOY THE HIGHEST ETHICAL STANDARDS; TREAT EACH OTHER WITH RESPECT, TRUST AND OPENNESS; AND, PROTECT THE ENVIRONMENT AND THE HEALTH AND SAFETY OF OUR EMPLOYEES AND THE PUBLIC.' To mark the tenth anniversary of the Chemical Manufacturers Association's ('CMA') adoption of Responsible Care'r', CMA companies, including the Company, adopted a new set of guiding principles for Responsible Care'r'. The principles include a commitment by each member company to publicly set improvement goals. By focusing on the People Policy, the Core Values, the guiding principles of Responsible Care'r' and EVA'r', the Company and its people are committed to the Company's Vision: 'BE THE MOST VALUE-CREATIVE CHEMICAL COMPANY IN THE WORLD.'

                               BUSINESS SEGMENTS

     The Company's principal operations are grouped into four business segments:
'titanium dioxide and related products,' which are produced by Millennium Inorganic Chemicals; 'acetyls,' which are produced by Millennium Petrochemicals; 'specialty chemicals,' which are produced by Millennium Specialty Chemicals; and, 'polyethylene, alcohol and related products,' which were produced by Millennium Petrochemicals prior to December 1, 1997. See Note 13 of the Company's Consolidated Financial Statements included in the Annual Report to Shareholders and page 19 of such Annual Report for financial information about the Company's business segments; such information is incorporated herein by reference.

     On December 1, 1997, the Company contributed the businesses comprising the polyethylene, alcohol and related products segment to Equistar. Results of these businesses for the eleven months ended November 30, 1997, prior to such contribution, are included in the Company's Consolidated Financial Statements. Since December 1, 1997, the Company's interest in Equistar is accounted for as an equity investment. On November 27, 1998, the Company entered into an agreement to sell its 26.4% interest in Suburban Propane to Suburban Propane and its management. As such, Suburban Propane is accounted for as a discontinued operation. See Note 2 to the Company's Consolidated Financial Statements included in the Annual Report to Shareholders for additional information about Equistar and Suburban Propane. See the Financial Statements of Equistar included in this Annual Report on Form 10-K for financial information about Equistar.

                               PRINCIPAL PRODUCTS

     The following is a description of the principal products of the Company's consolidated subsidiaries:

                   PRODUCT                                                    USES
---------------------------------------------  ------------------------------------------------------------------
Titanium dioxide and related products:
     Titanium dioxide ('TiO2')...............  A non-hazardous white pigment used to provide whiteness, brightness and opacity in coatings and paints, plastics, paper and rubber.
     Titanium tetrachloride ('TiCl4')........  The intermediate product in making TiO2. TiCl4 is also used for:
                                               the manufacture of titanium metal, which is used to make a wide variety of products including eyeglass frames, aerospace parts and golf clubs; the manufacture of catalysts and specialty pigments;
                                               and, as a surface treatment for glass.
     Zirconium-based compounds...............  Chemicals used in coloring for ceramics, in pigment surface treatment and to enhance optics.
     Specialty TiO2..........................  Micropure and ultra-fine products used in optical, electronic, and ultra-violet absorption applications.
Acetyls:
     Vinyl acetate monomer ('VAM')...........  A petrochemical product used to produce adhesives, water-based paints, textile coatings, paper coatings and a variety of polymer products.
     Acetic acid.............................  A feedstock used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles) and industrial solvents.
     Methanol................................  A feedstock used to produce acetic acid; methyl tertiary butyl ether ('MTBE'), a gasoline additive; and, formaldehyde. The
                                               Company is a producer of methanol through its 85% interest in La
                                               Porte Methanol Company.
Specialty chemicals:
     Terpene fragrance chemicals.............  Components blended together to make fragrances and flavors used in detergents, soaps, personal care items, perfumes and food
                                               products.
     Cadmium-based pigments..................  Inorganic colors used in engineered plastics, artists' colors, ceramics, inks, automotive refinish coatings, coil and extrusion coatings, aerospace coatings and specialty industrial finishes.
     Silica gel..............................  Inorganic product used to reduce gloss and to control flow in coatings. Also used to stabilize and extend the shelf life of beer, plastic films, powdered food products and pharmaceuticals.

     For a description of Equistar's principal products, see 'Equity Interest in Equistar,' below.

                         MILLENNIUM INORGANIC CHEMICALS

TITANIUM DIOXIDE

     Millennium Inorganic Chemicals is the second-largest producer of TiO2 in the world, based on reported production capacities. TiO2 is a white pigment used for imparting whiteness, brightness and opacity in a wide range of products, including paints and coatings, plastics, paper and elastomers.

     The following table sets forth Millennium Inorganic Chemicals' annual production capacity, as of the date of this report, using the chloride process and the sulfate process discussed below, and the approximate percentage of its total production capacity represented by each such process.

              MILLENNIUM INORGANIC CHEMICALS' RATED TIO2 CAPACITY
                            (METRIC TONS PER ANNUM)

PROCESS                                                              CAPACITY*
------------------------------------------------------------------   ---------
Chloride..........................................................    470,000      66%
Sulfate...........................................................    242,000      34%
     Total........................................................    712,000     100%

------------
* Includes 138,000 tpa of sulfate-process capacity in France acquired on December 31, 1997; 60,000 tpa of sulfate-process capacity in Brazil acquired on July 1, 1998; and, 41,000 tpa of chloride-process capacity from the 1998 expansion of the Stallingborough, U.K., plant.

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

     TiO2 producers process titaniferous ores to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The newer chloride process is a high temperature process in which chlorine is used to extract TiO2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

     Due to customer preferences, as well as economic and environmental factors, the industry's worldwide chloride-process capacity has increased significantly relative to sulfate-process capacity during the last twenty years and currently represents just over half of total industry capacity. Millennium Inorganic Chemicals is the world's second-largest producer of TiO2 by the chloride production process.

     Millennium Inorganic Chemicals' TiO2 plants are located in the four major world markets for TiO2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of two in Baltimore, Maryland, and two in Ashtabula, Ohio, have aggregate production capacities of 241,000 tpa using the chloride process and 44,000 tpa using the sulfate process. The plant in Salvador, Bahia, Brazil, acquired on July 1, 1998, has a capacity to produce approximately 60,000 tpa using the sulfate process. Millennium Inorganic Chemicals also acquired on July 1, 1998, a mineral sands mine located at Mataraca, Paraiba, Brazil, that supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 100,000 tpa of titanium ores, which it generally consumes in its own TiO2 operations, and 16,000 tpa of zircon, which it sells to third parties. Millennium Inorganic Chemicals' Stallingborough, U.K., plant has chloride-process production capacity of 150,000 tpa, increased from 109,000 tpa due to the plant expansion which was substantially completed in late 1998. The plants in France at Le Havre, Normandy, and Thann, Alsace, have sulfate-process capacities of 105,000 tpa and 33,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 79,000 tpa.

     Millennium Inorganic Chemicals' plants operated at an average of 93% of installed capacity during 1998, 97% during 1997 and 88% during 1996. The Stallingborough, U.K. plant was shut down during the fall of 1998 to complete the expansion of the facility. In addition, consistent with Millennium Inorganic Chemicals' strategy to scale production of TiO2 to match levels of worldwide demand, production at certain other facilities was slowed in December 1998 in response to a seasonal slowdown in demand and price competition in Europe.

     Titanium-bearing ores used in the TiO2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat these natural ores to extract iron and other minerals and produce slags or synthetic rutiles with higher TiO2 concentrations, resulting in lower rates of waste by-products during the TiO2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Millennium Inorganic Chemicals obtains ores from a number of suppliers in South Africa, Australia, Canada and Norway, generally pursuant to one- to eight-year supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and RGC Mineral Sands Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 86% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium Inorganic Chemicals in 1998.

     Other major raw materials used in the production of TiO2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For Millennium Inorganic Chemicals' Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. Millennium Inorganic Chemicals has experienced tightness in various raw material markets, but not to an extent requiring curtailed production. There are certain risks related to the utilization of raw materials sourced from less-developed or developing countries. At the present time, the market for chloride-process feedstock is beginning to loosen due to additional new synthetic titanium ore capacity. A number of Millennium Inorganic Chemicals' raw materials are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium Inorganic Chemicals could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Of the total 582,000 metric tons of TiO2 sold by Millennium Inorganic Chemicals in 1998 (including 32,000 metric tons of TiO2 sold by Millennium Inorganic Chemicals' Brazilian plant from the date of its acquisition on July 1, 1998, to December 31, 1998), approximately 60% was sold to customers in the paint and coatings industry, approximately 19% to customers in the plastics industry, approximately 16% to customers in the paper industry and approximately 5% to other customers. Millennium Inorganic Chemicals' ten largest customers accounted for approximately 30% of its TiO2 sales in 1998. Millennium Inorganic Chemicals experiences some seasonality in its sales because its customers' sales of paints and coatings are greatest in the spring and summer months.

     TiO2 is sold either directly by Millennium Inorganic Chemicals to its customers or, to a lesser extent, through agents or distributors. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

     The global markets in which the Company's TiO2 business operates are all highly competitive. Millennium Inorganic Chemicals competes primarily on the basis of price, product quality and service. Certain of Millennium Inorganic Chemicals' competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO2. Millennium Inorganic Chemicals is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. Millennium Inorganic Chemicals' major competitors are E.I. du Pont de Nemours and Company ('Dupont'); Tioxide Group Limited ('Tioxide'), a unit of Imperial Chemical Industries PLC ('ICI'); Kronos, Inc. ('Kronos'), a unit of NL Industries Inc.; Kemira Pigments Oy ('Kemira'), a unit of Kemira Oy; and, Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ('Kerr-McGee Chemicals'), a unit of Kerr-McGee Corporation. DuPont, Tioxide, Millennium Inorganic Chemicals, Kronos, Kemira and Kerr-McGee Chemicals, collectively, account for approximately three-quarters of the world's production capacity. Kerr-McGee Chemicals and Bayer AG Group ('Bayer') have formed a joint venture business owned 80% by Kerr-McGee Chemicals and 20% by Bayer to operate Bayer's European TiO2 business.

     TiO2 competes with other whitening agents which are generally less effective but less expensive. Paper manufacturers have, in recent years, developed alternative technologies which reduce the amount of TiO2 used in paper. For example, kaolin and precipitated calcium carbonate are used extensively as fillers by paper manufacturers in medium-and lower-priced products.

     New plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity.

RELATED PRODUCTS

     Titanium Tetrachloride. Millennium Inorganic Chemicals manufactures a metallurgical grade of TiCl4 at its Ashtabula, Ohio, plant, primarily for sale to U.S. titanium metal producers. TiCl4 is produced at Ashtabula as an intermediate product in the chloride process used for manufacturing TiO2. Millennium Inorganic Chemicals also manufactures TiCl4 at its Thann, Alsace, France, facility, primarily for sales to third parties in Europe for use in catalysts and pharmaceuticals and for use by Millennium Inorganic Chemicals and others in the sulfate-process manufacturing of TiO2 in Europe. Millennium Inorganic Chemicals is the largest merchant seller of TiCl4 in the U.S. and Europe.

     The majority of the Company's U.S. TiCl4 sales consist of metallurgical grade product sold to titanium sponge producers who convert the product into titanium metal. Other customers use TiCl4 to produce catalysts for chemical processes and pearlescent pigments for metallic coatings and cosmetics. Sales are almost exclusively to customers in the U.S. and Europe. TiCl4 is distributed by rail and truck as anhydrous TiCl4 and as titanium oxychloride (an aqueous solution of TiCl4).

     Specialty Inorganic Chemical Products: The Company's plant in France at Thann, Alsace, produces zirconium-based compounds and specialty TiO2 products. These products are marketed globally for various applications. Zirconium-based compounds are used as a coloring agent for ceramics, in pigment surface treatment and to enhance optics. Specialty TiO2 products are used in environmental applications to eliminate nitrogen oxides from power plant emissions and for sulfur removal in diesel engine exhaust. Micropure TiO2 is used in the treatment of glass, primarily to enhance the optical properties of spectacles. Electronic applications make use of these materials' ultra-purity to miniaturize components in automotive, telephone and television applications.

                           MILLENNIUM PETROCHEMICALS

     The following table sets forth information concerning the annual production capacity, as of the date of this report, of Millennium Petrochemicals' principal products:

                   MILLENNIUM PETROCHEMICALS' RATED CAPACITY
                         (MILLIONS OF POUNDS PER ANNUM)

                            PRODUCT                                CAPACITY
----------------------------------------------------------------   --------
Acetic Acid.....................................................     1,000
VAM.............................................................       800

     In addition, Millennium Petrochemicals owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see 'La Porte Methanol Company,' below.

ACETIC ACID

     Millennium Petrochemicals is the second-largest U.S. producer of acetic acid, and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas, and has an annual production capacity as of December 31, 1998, of one billion pounds, increased from 900 million pounds during 1998. Millennium Petrochemicals uses approximately 60% of its acetic acid production internally to produce VAM at La Porte.

     The principal raw materials for the production of acetic acid are carbon monoxide and methanol. Millennium Petrochemicals purchases all of its carbon monoxide from Linde pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the syngas plant leased by Linde from Millennium Petrochemicals pursuant to a long-term lease that commenced on January 18, 1999. La Porte Methanol Company, 85% owned by the Company, supplies all of Millennium Petrochemical's requirements for methanol. (See 'La Porte Methanol Company,' below.)

     The process technology used by Millennium Petrochemicals to produce acetic acid was originally licensed from Monsanto Company, and is now owned by British Petroleum Company P.L.C. ('British Petroleum'). Since inception of the license, Millennium Petrochemicals has developed and implemented technological changes (including the proprietary low-water technology implemented in 1998) to expand production capacity by approximately two-thirds.

     Acetic acid not consumed internally by Millennium Petrochemicals is sold predominantly under contract. These contracts range in term from one to four years. Export sales constituted approximately 20% of total acetic acid sales in 1998. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck.

     Millennium Petrochemicals' principal competitors in the acetic acid business are Hoechst-Celanese, a unit of Hoechst Aktiengesellschaft ('Hoechst-Celanese'); British Petroleum; Kyodo Sakusan and Acetex Chemie S.A., a subsidiary of Acetex Corporation ('Acetex').

VAM

     Millennium Petrochemicals is the second-largest U.S. producer of VAM, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located at La Porte, Texas, and has an annual production capacity of 800 million pounds as of December 31, 1998.

     The principal raw materials for the production of VAM are acetic acid and ethylene. Millennium Petrochemicals supplies its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

     The process used by Millennium Petrochemicals to produce VAM is proprietary to the Company.

     Millennium Petrochemicals sells VAM under contracts that range in term from one to four years, as well as on a spot basis. Millennium Petrochemicals also sells VAM to Equistar pursuant to a long-term contract at a formula-based price. The majority of sales are completed under contract. Millennium Petrochemicals ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. Export sales represented approximately 25% of total VAM sales in 1998. Millennium Petrochemicals has bulk storage arrangements for VAM in the Netherlands, the U.K., Italy, Turkey, South Africa, Indonesia, Singapore and Korea, to better serve its customers' requirements in those regions.

     Millennium Petrochemicals' principal competitors in the VAM business are Hoechst-Celanese, British Petroleum, Union Carbide Corporation, Gantrade Corporation, Acetex and Dairen Chemical Corporation.

                         MILLENNIUM SPECIALTY CHEMICALS

TERPENE FRAGRANCE CHEMICALS

     Millennium Specialty Chemicals is one of the world's leading producers of chemicals derived from crude sulfate turpentine ('CST'), a by-product of the kraft process of papermaking, and is the largest purchaser and distiller of CST in the world. Millennium Specialty Chemicals' primary turpentine-based products are intermediate fragrance chemicals, such as linalool and geraniol, which are used in fragrance compounds and also provide the starting point for the production of a number of other fragrance ingredients. In addition, Millennium Specialty Chemicals supplies chemicals for use as flavors and in a number of other industrial applications.

     Millennium Specialty Chemicals operates manufacturing facilities for its fragrance chemicals in Jacksonville, Florida, and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of turpentine into alpha- and beta-pinene, sophisticated equipment to further upgrade fragrance chemical products, as well as manufacturing facilities for synthetic pine oil, anethole, methyl chavicol and a number of other fragrance and flavor chemicals. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST, utilizing a proprietary and, the Company believes, unique technology. The Company believes that this technology provides Millennium Specialty Chemicals with a significant advantage in raw material availability and quality. The Company's technology also has significant environmental advantages. Linalool and geraniol produced at the Brunswick site are further processed at the Jacksonville site to produce fragrance chemicals, including citral, citronellol and pseudoionone. In addition, Millennium Specialty Chemicals operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over five million pounds. In 1998, Millennium Specialty Chemicals expanded its linalool and geraniol production capacities and began to utilize a crystallization process to make anethole. This process has improved product quality and lowered production costs. In addition, Millennium Specialty Chemicals implemented the SAP software system at its sites in November 1998.

     CST, which is Millennium Specialty Chemicals' key raw material for producing fragrance chemicals, is a by-product of the kraft pulping process. Millennium Specialty Chemicals purchases CST from approximately 50 pulp mills in North America. Additionally, Millennium Specialty Chemicals purchases quantities of gum turpentine or its derivatives from Asia, Europe and South America, as business conditions dictate.

     Millennium Specialty Chemicals has experienced tightness in CST supply from time to time, together with corresponding price increases. Generally, Millennium Specialty Chemicals seeks to enter into long-term supply contracts with pulp mills in order to ensure a stable supply of CST. The sale of CST generates relatively insignificant revenues and profits for the pulp mills that serve as Millennium Specialty Chemicals' principal suppliers. Accordingly, Millennium Specialty Chemicals attempts to work closely and cooperatively with its suppliers and provides them with incentives to produce more CST. For example, Millennium Specialty Chemicals employs two full-time employees whose sole responsibility is to work with pulp mills to recover CST more efficiently and economically.

     Fragrance chemicals are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. Millennium Specialty Chemicals sells directly worldwide to major soap, detergent and fabric conditioner manufacturers and fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 89% of Millennium Specialty Chemicals' 1998 terpene fragrance chemical sales were to the fragrance chemicals market, with additional sales to the pine oil cleaner and disinfectant markets. Approximately 67% of Millennium Specialty Chemicals' 1998 terpene fragrance chemical sales were made outside the U.S., to approximately 50 different countries. Sales are made primarily through Millennium Specialty Chemicals' direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

     The markets in which Millennium Specialty Chemicals' terpene fragrance business competes are highly competitive. Millennium Specialty Chemicals competes primarily on the basis of quality, service and the ability to conform its products to the technical and qualitative requirements of its customers. Millennium Specialty Chemicals works closely with many of its customers in developing products to satisfy their specific requirements. Millennium Specialty Chemicals' supply agreements with customers are typically short-term in duration (up to one year). Therefore, its business is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of Millennium Specialty Chemicals' fragrance chemicals is used, which may affect demand for such fragrance chemicals. Millennium Specialty Chemicals' ten largest terpene chemical customers accounted for approximately 57% of its total sales in 1998. Millennium Specialty Chemicals' major competitors are BASF AG, Hoffman-LaRoche Inc., Kuraray Co. LTD and Bush Boake Allen Inc.

SILICA GEL

     Millennium Specialty Chemicals produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns.

     The Company's SiLCRON'r' brand of fine-particle silica is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON'r' is also used in food and pharmaceutical applications. SiL-PROOF'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica is distributed in dry form in palletized bags by truck and ocean carrier.

CADMIUM-BASED PIGMENTS

     Millennium Specialty Chemicals manufactures a line of cadmium-selenium based colored pigments at the St. Helena, Maryland, plant and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, Millennium Specialty Chemicals has introduced low-leaching cadmium-based pigments that meet all U.S. government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier.

                            RESEARCH AND DEVELOPMENT

     The Company's expenditures for research and development totaled $21 million, $28 million and $39 million in 1998, 1997 and 1996, respectively. Research and development expenditures at Millennium Petrochemicals decreased by approximately $14 million in 1998 as compared to 1997 as a result of the transfer of the polyethylene, alcohol and related products segment to Equistar on December 1, 1997. Research and development expenditures at Millenium Inorganic Chemicals increased by approximately $7 million from 1997 to 1998 due to the French and Brazilian acquisitions and additional research and development projects. Millennium Inorganic Chemicals has research facilities in Baltimore, Maryland; Stallingborough, U.K.; and, Bunbury, Western Australia. In addition, Millennium Inorganic Chemicals is building a new $18 million research center near Baltimore, Maryland, which is scheduled to be officially opened in September 1999. Millennium Specialty Chemicals has research facilities in Jacksonville, Florida, and Baltimore (St. Helena), Maryland. Millennium Petrochemicals leases laboratory space from Equistar in Cincinnati, Ohio. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             INTERNATIONAL EXPOSURE

     The Company generates revenue from export sales (i.e., U.S. dollar-denominated sales outside the U.S. by domestic operations), as well as revenue from the Company's operations conducted outside the U.S. Export sales, which are made to over 70 countries, amounted to approximately 10%, 9% and 9% of total revenues in 1998, 1997 and 1996, respectively. Revenue from non-U.S. operations amounted to approximately 38%, 12% and 11% of total revenues in 1998, 1997 and 1996, respectively, principally reflecting the operations of Millennium Inorganic Chemicals in the U.K. and Western Australia and the addition of the French operations on December 31, 1997, and the Brazilian operations on July 1, 1998. Identifiable assets of the non-U.S. operations represented 24% and 17% of total identifiable assets at December 31, 1998 and 1997, respectively, principally reflecting the assets of these operations. In addition, the Company obtains a portion of its principal raw materials from sources outside the U.S. Millennium Inorganic Chemicals obtains ores used in the production of TiO2 under long-term contracts from a number of suppliers in South Africa, Australia, Canada and Norway. Millennium Specialty Chemicals obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia and other Asian countries, Europe and South America.

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

     The functional currency of each of the Company's non-U.S. operations (principally, the operations of Millennium Inorganic Chemicals in the U.K., France, Brazil and Australia) is the local currency. Historically, the net impact of currency translation has not been material to the Company's consolidated results of operations or financial position. The recent developments in Brazil regarding the devaluation of its currency, the real, are not expected to have a material result on the Company's consolidated operations since approximately two-thirds of its Brazilian sales are referenced to a percentage of U.S. dollar prices. However, as a result of translating the functional currency financial statements into U.S. dollars, consolidated Shareholders' equity would decrease approximately $44 million as a result of this devaluation, using the March 15, 1999 exchange rate. Future events, which may significantly increase or decrease the risk of future movement in the real, cannot be predicted.

                          EQUITY INTEREST IN EQUISTAR

     Through its 29.5% interest in Equistar, the Company is a partner in the largest producer of ethylene and polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty chemicals. Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its polyethylene, alcohol and related products segment to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemicals subsidiary.

     Equistar is functionally divided into two business units, petrochemicals and polymers. Equistar's petrochemical business unit manufactures and markets oxygenated chemicals, olefins, aromatics and specialty chemicals, which are used primarily in the manufacture of other chemicals and products, including the production of polymers by Equistar and its customers. Equistar's primary olefin products are ethylene, propylene and butadiene, which are used to produce polyethylene, polypropylene, rubber and many other chemical and polymer products. Its oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. Its aromatic products include benzene, which is used in the production of nylon and polystyrene plastics, and toluene, which is used as a component in gasoline and as a feedstock for producing benzene. Equistar's specialty chemical products include dicyclopentadiene, isoprene, resin oil and piperylenes, which are used to make adhesives, sealants and inks.

     Equistar's polymer business unit manufactures and markets polyolefins, including polyethylene, polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. Equistar produces high density polyethylene ('HDPE'), low density polyethylene ('LDPE'), linear low density polyethylene ('LLDPE') and polypropylene. Equistar's performance polymers include enhanced grades of polypropylene and polyethylene, including wire and cable resins, concentrates and compounds and polymeric powders.

MANAGEMENT OF EQUISTAR; AGREEMENTS BETWEEN EQUISTAR, LYONDELL, OCCIDENTAL AND THE COMPANY

     Equistar is a Delaware limited partnership. Millennium Petrochemicals owns its 29.5% interest in Equistar through two wholly owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. The Amended and Restated Partnership Agreement of Equistar (the 'Equistar Partnership Agreement') governs, among other things, ownership, cash distributions, capital contributions and management of Equistar.

     The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell, Occidental and Millennium Petrochemicals include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar's partners not contemplated by an approved Strategic Plan if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period (except in specific circumstances set forth under the Equistar Partnership Agreement), borrowing money under certain circumstances, issuing or repurchasing equity securities of Equistar, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell, Occidental and Millennium Petrochemicals (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to Millennium Petrochemicals and Occidental) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

     Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997, providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. Such agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and affiliates of Occidental entered into a similar agreements with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities.

     Equistar is party to a number of agreements with Millennium Petrochemicals for the provision of services, utilities and materials from one party to the other at common locations, principally La Porte, Texas, and Cincinnati, Ohio. In general, the goods and services under these agreements, other than the purchase of ethylene by Millennium Petrochemicals from Equistar and the purchase of VAM by Equistar from Millennium Petrochemicals, are provided at cost. Millennium Petrochemicals purchases its ethylene requirements at market-based prices from Equistar pursuant to a long-term contract. Equistar purchases its VAM requirements from Millennium Petrochemicals at a formula-based price pursuant to a long-term contract. Lyondell and affiliates of Occidental also entered into agreements with Equistar for the provision of services. The Company, Lyondell and an affiliate of Occidental have agreed to guarantee the obligations of their respective subsidiaries under each of the agreements discussed above, including the Equistar Partnership Agreement and the asset-transfer agreements.

EQUISTAR'S PETROCHEMICAL BUSINESS UNIT

     Overview: Equistar produces petrochemicals at twelve facilities located in six states. The Chocolate Bayou, Corpus Christi and two Channelview, Texas, olefin plants primarily use petroleum liquid feedstocks, including naphtha, condensates and gas oils (collectively, 'Petroleum Liquids'), to produce ethylene. The cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, 'NGLs'). The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil, piperylenes, hydrogen and alkylate.

     Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and, La Porte, Texas, plants are designed to use primarily NGLs which produce primarily ethylene with some co-products, such as propylene. The La Porte plant has recently been modified to allow for partial use of Petroleum Liquid feedstocks. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Feedstocks are sourced both internationally and domestically and are shipped via vessel and pipeline.

     Equistar produces ethylene oxide and its primary derivative, ethylene glycol, at facilities located at Pasadena, Texas, and through a joint venture located in Beaumont, Texas, that is 50% owned by Equistar and 50% owned by DuPont. The Pasadena facility also produces other ethylene oxide derivatives, principally ethers and ethanolamine. Ethylene glycol is used in antifreeze and in polyester fibers, resins and films. The other ethylene oxide derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

     Equistar produces synthetic ethyl alcohol at its Tuscola, Illinois, plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey, and Anaheim, California, for denaturing ethyl alcohol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethyl alcohol production at Tuscola. These ethyl alcohol products are ingredients in various consumer and industrial products as described more fully in the table below.

     The following table outlines Equistar's primary petrochemical products, annual rated capacity and the primary uses for such products.

                                        RATED
          PRODUCT                    CAPACITY(A)                               PRIMARY USES
---------------------------  ---------------------------  ------------------------------------------------------
Olefins:
     Ethylene..............  11.5 billion pounds          Ethylene is used as a feedstock to manufacture
                                                          polyethylene, ethylene oxide, ethylene dichloride, VAM
                                                          and ethylbenzene.
     Propylene.............  5.0 billion                  Propylene is used to produce polypropylene,
                             pounds(b)                    acrylonitrile and propylene oxide.
     Butadiene.............  1.2 billion pounds           Butadiene is used to manufacture styrene butadiene
                                                          rubber and polybutadiene rubber, which are used in the
                                                          manufacture of tires, hoses, gaskets and other rubber
                                                          products. Butadiene is also used in the production of
                                                          paints, adhesives, nylon clothing, carpets and
                                                          engineered plastics.
Oxygenated Products:
     Ethylene oxide
       ('EO') and
       equivalents
       ('EOE').............  1.1 billion pounds EOE; 400  EO is used to produce surfactants, industrial
                             million pounds as pure EO    cleaners, cosmetics, emulsifiers, paint, heat transfer
                                                          fluids and ethylene glycol.
     Ethylene glycol.......  1 billion pounds             Ethylene glycol is used to produce polyester fibers
                                                          and film, PET resin, heat transfer fluids, paint and
                                                          automobile antifreeze.
     Ethylene oxide
       derivatives.........  225 million pounds           Ethylene oxide derivatives are used to produce paint
                                                          and coatings, polishes, solvents and chemical
                                                          intermediates.
     MTBE..................  284 million gallons          MTBE is an octane enhancer and clean fuel additive in
                             (18,500 barrels/day)(c)      reformulated gasoline.
Aromatics:
     Benzene...............  301 million gallons          Benzene is used to produce styrene, phenol and
                                                          cyclohexane. These products are used in the production
                                                          of nylon, plastics, rubber and polystyrene.
                                                          Polystyrene is used in life preservers, food packaging
                                                          and drinking cups.
     Toluene...............  66 million gallons           Toluene is used as an octane enhancer in gasoline and
                                                          as a chemical feedstock for benzene production.

                                                  (table continued on next page)

(table continued from previous page)

                                        RATED
          PRODUCT                    CAPACITY(A)                               PRIMARY USES
---------------------------  ---------------------------  ------------------------------------------------------
Specialty Products:
     Dicyclopentadiene
       ('DCPD')............  80 million pounds            DCPD is a component of inks, adhesives and polyester
                                                          resins for molded parts such as tub and shower stalls
                                                          and boat hulls.
     Isoprene..............  105 million pounds           Isoprene is a component of premium tires, adhesive
                                                          sealants and other rubber products.
     Resin oil.............  120 million pounds           Resin oil is used in the production of
                                                          hot-melt-adhesives, inks, sealants, paints and
                                                          varnishes.
     Piperylenes...........  100 million pounds           Piperylenes are used in the production of adhesives,
                                                          inks and sealants.
     Hydrogen..............  44 billion cubic feet        Hydrogen is used by refineries to remove sulfur from
                                                          process gas in heavy crude oil.
     Alkylate..............  337 million gallons(d)       Alkylate is a premium blending component used by
                                                          refiners to meet Clean Air Act standards for
                                                          reformulated gasoline.
     Ethyl alcohol.........  50 million gallons           Ethyl alcohol is used in the production of solvents as
                                                          well as household, medicinal and personal care
                                                          products.
     Diethyl ether.........  5 million gallons            Diethyl ether is used in laboratory reagents, gasoline
                                                          and diesel engine starting fluid, liniments,
                                                          analgesics and smokeless gun powder.

------------
 (a) Unless otherwise specified, represents rated capacity at January 1, 1999, as determined by Equistar's management. Capacities shown include 100% of the capacity of Equistar.

 (b) Does not include refinery grade material or production from the product flexibility unit at Equistar's Channelview, Texas, facility, which can convert ethylene and other light petrochemicals into propylene and has a current rated capacity of one billion pounds per year of propylene.

 (c) Includes up to 44 million gallons per year of capacity which is operated for the benefit of LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ('LCR').

 (d) Includes up to 172 million gallons per year of capacity which is operated for the benefit of LCR.

     Feedstocks: Olefin feedstock cost is generally the largest component of total cost for the petrochemicals business. Olefin plants that have the flexibility to consume a wide range of feedstocks generally are able to maintain higher profitability during periods of changing energy and petrochemical prices than olefin plants that are restricted in their feedstock processing capability. Equistar's Channelview, Texas, facility is unusually flexible in that it can process 100% Petroleum Liquids or up to 80% NGL feedstocks. The Corpus Christi plant can process up to 70% Petroleum Liquids or up to 70% NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids. Three of Equistar's four other olefin facilities currently process only NGLs. Equistar has recently upgraded the La Porte, Texas, facility to integrate the operations of the La Porte and Channelview facilities to permit the La Porte facility to process 30% to 40% Petroleum Liquids and the Channelview facility to process the co-products resulting from the processing of Petroleum Liquids at La Porte.

     The majority of Equistar's Petroleum Liquid requirements are obtained under contracts or on the spot market from a variety of third-party domestic and foreign sources. Equistar purchases NGLs from a wide variety of domestic sources. Equistar obtains a portion of its olefin feedstock requirements from LCR at market-based prices.

     Marketing and Sales: Ethylene produced by the La Porte, Morris and Clinton facilities is generally consumed as feedstock by the polymer operations at those sites, except for the ethylene produced at La Porte and sold to Millennium Petrochemicals for its VAM production. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefin plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide facilities as well as to other third parties. As of December 31, 1998, approximately 75% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates based on current market prices.

     With respect to sales to third parties, Equistar sells a majority of its olefin products to customers with whom its partners have had long-standing relationships. In any one of the past three years, no single unrelated third-party customer has accounted for more than ten percent of the petrochemical business unit's revenue. Sales to third parties generally are made pursuant to written agreements which typically provide for monthly negotiation of price. The contracts typically require the customer to purchase a specified minimum quantity. Contract terms are typically three to six years, with automatic one- or two-year term extension provisions. Some contracts are subject to early termination if deliveries have been suspended for several months.

     Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, part of which is owned and part of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas, as well as around the Lake Charles, Louisiana, area. In addition, exchange agreements with other olefin producers allow access to customers who are not directly connected to Equistar's pipeline system. Some propylene is shipped by ocean-going vessel. Ethylene oxide and its derivatives are shipped by railcar. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge and ocean-going vessel.

EQUISTAR'S POLYMER BUSINESS UNIT

     Overview: Through twelve facilities located in four states, Equistar's polymer business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

     Equistar currently manufactures polyethylene using a variety of technologies at six facilities in Texas and at its Morris, Illinois, and Clinton, Iowa, facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the U.S.

     Equistar's Morris, Illinois, and Pasadena, Texas, facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar produces concentrates and compounds at its facilities in Crockett, Texas, and Heath, Ohio. Concentrates and compounds are polyethylene compounds impregnated with additives and/or pigments and sold to converters who mix the compounds with larger volumes of polymers, including polyethylene, to produce various products. Equistar has announced its intention to sell the concentrates and compounds business. Equistar produces wire and cable resins and compounds at Morris, Illinois; La Porte and Crockett, Texas; Tuscola, Illinois; and, Fairport Harbor, Ohio. Wire and cable resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

     The following table outlines Equistar's polymer and performance polymer products, annual rated capacity and the primary uses for such products:

                                        RATED                                    PRIMARY
          PRODUCT                    CAPACITY(A)                                   USES
---------------------------  ---------------------------  ------------------------------------------------------
High density polyethylene
  ('HDPE').................  3.4  billion pounds(b)       HDPE is used to manufacture grocery, merchandise and
                                                          trash bags; food containers for items from frozen
                                                          desserts to margarine; plastic caps and closures;
                                                          liners for boxes of cereal and crackers; plastic drink
                                                          cups and toys; dairy crates; bread trays and pails for
                                                          items from paint to fresh fruits and vegetables;
                                                          safety equipment such as hard hats; house wrap for
                                                          insulation; bottles for household/industrial chemicals
                                                          and motor oil; milk/water/juice bottles; and, large
                                                          (rotomolded) tanks for storing liquids like
                                                          agricultural and lawn care chemicals.
Low density polyethylene
  ('LDPE').................  1.7  billion pounds          LDPE is used to manufacture food packaging films;
                                                          plastic bottles for packaging food and personal care
                                                          items; dry cleaning bags; ice bags; pallet shrink
                                                          wrap; heavy-duty bags for mulch and potting soil;
                                                          boil-in-bag bags; coatings on flexible packaging
                                                          products, and, coatings on paper board such as milk
                                                          cartons. Specialized forms of LDPE are Ethyl Methyl
                                                          Acrylate, which provides adhesion in a variety of
                                                          applications; and, Ethylene Vinyl Acetate, which is
                                                          used in foamed sheets, bag-in-box bags, vacuum cleaner
                                                          hoses, medical tubing, clear sheet protectors and
                                                          flexible binders.
Linear low density
  polyethylene ('LLDPE')...  1.1 billion pounds           LLDPE is used to manufacture garbage and lawn-leaf
                                                          bags; housewares; lids for coffee cans and margarine
                                                          tubs; and, large (rotomolded) toys like outdoor gym
                                                          sets.
Wire and cable resins and
  compounds................  (c)                          Wire and cable resins and compounds are used to
                                                          insulate copper and fiber optic wiring in power,
                                                          telecommunication, computer and automobile
                                                          applications.
Polymeric powders..........  (c)                          Polymeric powders are component products in structural
                                                          and bulk molding compounds, parting agents and filters
                                                          for appliance, automotive and plastics processing
                                                          industries.

                                                  (table continued on next page)

(table continued from previous page)

                                        RATED                                    PRIMARY
          PRODUCT                    CAPACITY(A)                                   USES
---------------------------  ---------------------------  ------------------------------------------------------
Concentrates and
  compounds................  150 million pounds           Concentrates and compounds provide color in film,
                                                          bottles and foam sheets; the 'slip' that keeps film
                                                          from sticking together; flame retardancy; resistance
                                                          to UV radiation; and, the 'gas bubbles' to make foamed
                                                          plastic products.
Polypropylene..............  680 million pounds           Polypropylene is used to manufacture fibers for
                                                          carpets, rugs and upholstery; housewares; automotive
                                                          battery cases; automotive fascia, running boards and
                                                          bumpers; grid-type flooring for sports facilities;
                                                          fishing tackle boxes; and, bottle caps and closures.
Polymers for adhesives,
  sealants and coatings....  (c)                          Polymers are components in hot-metal adhesive
                                                          formulations for case, carton and beverage package
                                                          sealing; glue sticks; automotive sealants; carpet
                                                          backing; and, adhesive labels.
Reactive polyolefins.......  (c)                          Reactive polyolefin, are functionalized polymers used
                                                          to bond non-polar and polar substrates in barrier food
                                                          packaging, wire and cable insulation and jacketing,
                                                          automotive gas tanks and metal coating applications.
Liquid polyolefins.........  (c)                          Liquid polyolefins are a diesel fuel additive to
                                                          inhibit freezing.

------------
 (a) Unless otherwise specified, represents rated capacity at January 1, 1999. Capacities shown include 100% of the capacity of Equistar.

 (b) Equistar increased its HDPE capacity by approximately 125 million pounds in 1998. The idling of a portion of the Port Arthur facility effective March 31, 1999, will result in a decrease in the stated capacity by 300 million pounds at the end of the first quarter of 1999. A 480 million pound HDPE resin expansion project at the Matagorda facility has a targeted start-up in the third quarter of 1999.

 (c) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE, above, as appropriate.

     Feedstocks: With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefin pipeline system or Equistar's own production at the site. The polyethylene plants at Chocolate Bayou, La Porte, Port Arthur and Pasadena, Texas, are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois, also receives propylene from a third party.

     Marketing and Sales: Equistar's polymer products are primarily sold to an extensive base of established customers, many under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer.

     Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 10,000 railcars for use in its polymer business. Equistar sells its polymer products in the United States primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

                           LA PORTE METHANOL COMPANY

     The La Porte Methanol Company is a Delaware limited partnership that owns a methanol plant and certain related facilities in La Porte, Texas. The partnership is owned 85% by Millennium Petrochemicals and 15% by Linde. Linde is also required to purchase, under certain circumstances, an additional 5% interest in the partnership. A wholly-owned subsidiary of Millennium Petrochemicals is the managing general partner of the partnership. A wholly owned subsidiary of Linde is responsible for operating the methanol plant. The partnership commenced operations on January 18, 1999, when the methanol plant and certain related facilities owned by Millennium Petrochemicals were contributed to the partnership and Linde purchased its partnership interest from Millennium Petrochemicals.

     La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 1998, and the same amount as of the date of this Annual Report on Form 10-K. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

     Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. Millennium Petrochemicals uses approximately 80 million gallons of La Porte Methanol Company's annual methanol production for the manufacture of acetic acid at Millennium Petrochemicals' La Porte, Texas, acetic acid plant. The methanol produced by La Porte Methanol Company which is not consumed by Millennium Petrochemicals currently is marketed by Millennium Petrochemicals on behalf of Millennium Petrochemicals and Linde. Methanol is sold under contract as well as on a spot basis to large domestic customers. These contracts range in term from one to four years. The product is shipped by barge.

     The principal raw materials for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from the syngas plant at La Porte, Texas, owned by Millennium Petrochemicals and leased to Linde pursuant to a long-term lease that commenced January 18, 1999. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties. As a result primarily of the conversion of the syngas plant from a residuum (heavy oil) feedstock to natural gas feedstock in late 1996, the capacity of the methanol plant at La Porte increased from 140 million gallons to 207 million gallons per year and methanol production costs were reduced substantially.

     La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, Lyondell Methanol Company, L.P., Borden, Inc. and Caribbean Petrochemical Marketing Company Limited. The methanol produced by Lyondell Methanol Company, L.P. is marketed by Equistar.

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

     Suburban Propane is the third-largest retail marketer of propane in the U.S., serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 340 customer service centers in more than 40 states. Suburban Propane's operations are concentrated in the east and west coast regions of the U.S. The retail propane sales volume of Suburban Propane was approximately 530 million gallons during its fiscal year ended September 26, 1998. Based on industry statistics, Suburban Propane believes that its retail propane sales volume constitutes approximately 6% of the U.S. retail market for propane. For its fiscal year ended September 26, 1998, Suburban Propane reported total revenues of approximately $667 million and net income of approximately $38 million. At September 26, 1998, Suburban Propane reported total assets of approximately $730 million. For the three months ended December 26, 1998, Suburban Propane reported total revenues of approximately $161 million and net income of approximately $16 million.

     The Company has a 2% general partnership interest and a 24.4% subordinated limited partnership interest, each on a combined basis, in Suburban Propane and the operating partnership. Under the partnership agreement governing Suburban Propane, Suburban Propane is managed by, or under the direction of, a seven-member Board of Supervisors. Two of the supervisors are appointed by the general partner; the holders of the limited partnership interests and subordinated limited partnership interests, voting as a class, elect three of the supervisors; and these five supervisors elect two executive officers of Suburban Propane as the remaining two supervisors. The Company agreed, subject to certain limitations, to contribute up to $43.6 million, on a revolving basis, to Suburban Propane to enhance its ability to make quarterly cash distributions to its limited partners through the quarter ending March 31, 2001. To date, the Company has contributed $22 million of the aforementioned $43.6 million to support distribution payments to the limited partners of Suburban Propane. Suburban Propane paid a distribution of $0.50 per common unit for the quarter ended June 29, 1996, and for each quarter thereafter, but, commencing with the quarter ended December 28, 1996, has not paid a distribution with respect to the subordinated limited partnership units held by the Company.

     On November 27, 1998, the Company signed definitive agreements to sell its general partnership interests in Suburban Propane and its operating partnership to Suburban Energy Services Group LLC, an entity formed by Suburban Propane's management. In addition, as part of a recapitalization of Suburban Propane, Suburban Propane agreed to redeem the Company's limited partnership interests in Suburban Propane and its operating partnership. Total cash proceeds to the Company will be $75 million. Upon the closing of such transactions, which is expected in the second quarter of 1999, the Company will be relieved of its obligations to make contributions to Suburban Propane, as discussed in the preceding paragraph. The Company accounts for its interest in Suburban Propane as a discontinued operation.

                                   EMPLOYEES

     At December 31, 1998, excluding employees of Equistar, Suburban Propane and La Porte Methanol Company, the Company had approximately 5,300 full and part-time employees and contractors, including approximately 1,200 employees of Tibras, which was acquired by the Company on July 1, 1998. Approximately 4,350 of the Company's employees and contractors were engaged in manufacturing; 600 were engaged in sales, distribution and technology; 285 were engaged in administrative, executive and support functions at the Company's operating subsidiaries; and, 65 were engaged at the corporate level. Approximately 28% of the Company's employees are represented by various labor unions. Of the Company's nine collective bargaining agreements or other required labor negotiations, four must be renegotiated on an annual basis, four must be renegotiated in 2000 and one must be renegotiated in 2001. The annual renegotiations are all outside the U.S. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

                             ENVIRONMENTAL MATTERS

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials ('Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred with respect to such operations and activities. In particular, the production of TiO2, TiCl4, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to meet existing or new requirements under Environmental Laws as well as in connection with the investigation and remediation of threatened or actual pollution.

     The Company's costs and operating expenses relating to environmental matters were approximately $29 million, $57 million and $62 million in 1998, 1997 and 1996, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $8 million, $13 million and $22 million in 1998, 1997 and 1996, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects which are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 1998 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

     From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with the regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units should be able to achieve compliance with the applicable regulations and ordinances in a manner which should not have a material adverse effect on its business or results of operations. A citation previously issued by the U.S. Occupational Safety and Health Administration ('OSHA') against Millennium Petrochemicals with proposed penalties of approximately $154,000 for alleged violation of OSHA regulations in connection with a fire at the La Porte, Texas, complex in which two workers were injured, was settled in October 1997 for $50,000. OSHA agreed that the injuries were not related to the alleged violations. In April 1997, the Illinois Attorney General's Office filed a complaint seeking monetary sanctions for releases into the environment at Millennium Petrochemicals' Morris, Illinois, plant (which was contributed to Equistar on December 1, 1997) in alleged violation of state regulations, and a civil penalty in excess of $100,000 could result. Equistar has agreed to indemnify Millennium Petrochemicals for such third party claims, subject to an aggregate limitation of $7 million on the indemnification of certain third party claims, as specified in the Asset Contribution Agreement between Equistar and Millennium Petrochemicals.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties ('PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the U.S. Environmental Protection Agency ('EPA') or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $300,000 to $45 million. The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, which primarily relate to environmental remediation activities and other environmental proceedings, is between $150 million and $176 million and has accrued $176 million as of December 31, 1998. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study is currently being undertaken. Potential remediation costs related to this matter that are reasonably probable have been included in the collective range of potential liability referred to above, as well as in the accrual for environmental matters on the Company's balance sheet. The accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify the purchasers of certain discontinued operations against certain environmental liabilities and that the Company agreed as part of the Demerger transactions to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations. No assurance can be given that actual costs will not exceed accrued amounts for the sites and indemnification obligations for which estimates have been made and no assurance can be given that costs will not be incurred with respect to sites and indemnification obligations which are unknown or as to which no estimate presently can be made.

     Several Company subsidiaries have asserted claims and/or instituted litigation against their insurance carriers alleging that all or a portion of the past and future costs of investigating, monitoring and conducting response actions at previously or currently owned and/or operated properties and off-site landfills are the subject of coverage under various insurance policies. During 1995, a Company subsidiary entered into settlement agreements in one such case with a number of insurance carriers relating to coverage for environmental contamination at present and former plant and landfill sites in the aggregate amount of approximately $60 million, of which approximately $58 million has been received, with the balance of such payments being made over time. During 1998, other Company subsidiaries entered into settlement agreements with a number of insurance carriers relating to coverage for environmental contamination at other present and former plants and landfill sites in the aggregate amount of approximately $25 million, approximately $24 million of which has been received. In addition, several Company subsidiaries have asserted claims and/or instituted litigation against various entities alleging that they are responsible for all or a portion of such costs. Management is unable to predict the outcome of such claims and litigation. Accordingly, for purposes of financial reporting and establishing provisions, the Company has not assumed any such recoveries, except where payment has been received or the amount of liability or contribution by such other parties has been agreed.

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

                        PATENTS, TRADEMARKS AND LICENSES

     The Company's subsidiaries have numerous U.S. and foreign patents, registered trademarks and trade names, together with applications and licenses therefor. Millennium Petrochemicals has entered into a number of licensing arrangements with respect to the manufacture of VAM. Millennium Petrochemicals is also licensed by others in the application of certain processes and equipment designs. Millennium Petrochemicals holds a license from British Petroleum for its process for producing acetic acid. Generally, upon expiration of the licenses, the licensee continues to be entitled to use the technology without payment of a royalty. Millennium Inorganic Chemicals generally does not license its proprietary processes to third parties or hold licenses from others. While the patents, licenses, proprietary technologies and trademarks of the Company's subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as Millennium Inorganic Chemicals' proprietary chloride-production process, Millennium Petrochemicals' proprietary low-water acetic acid process and Millennium Specialty Chemicals' proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent, license, proprietary technology or trademark.

                               EXECUTIVE OFFICERS

     The following individuals serve as executive officers of the Company:

                NAME                                         POSITION
------------------------------------  -------------------------------------------------------
William M. Landuyt..................  Chairman of the Board, President and Chief Executive
                                        Officer
Robert E. Lee.......................  President and Chief Executive Officer of Millennium
                                        Inorganic Chemicals
George W. Robbins...................  President and Chief Executive Officer of Millennium
                                        Specialty Chemicals
Peter P. Hanik......................  President and Chief Executive Officer of Millennium
                                        Petrochemicals
George H. Hempstead, III............  Senior Vice President -- Law and Administration and
                                        Secretary
John E. Lushefski...................  Senior Vice President and Chief Financial Officer
C. William Carmean..................  Vice President -- Legal
Marie S. Dreher.....................  Vice President and Corporate Controller
A. Mickey Foster....................  Vice President -- Investor Relations
Richard A. Lamond...................  Vice President -- Human Resources
Francis V. Lloyd....................  Vice President -- Tax
James A. Lofredo....................  Vice President -- Corporate Development
Christine F. Wubbolding.............  Vice President and Treasurer

     Mr. Landuyt, 43, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the U.S. operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and a Co-Chairman of the Partnership Governance Committee of Equistar. He is also a director of Bethlehem Steel Corporation and the Chemical Manufacturers Association.

     Mr. Lee, 42, has served as President and Chief Executive Officer of Millennium Inorganic Chemicals since June 1997. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

     Mr. Robbins, 58, has served as President and Chief Executive Officer of Millennium Specialty Chemicals since 1986. He was an Associate Director of Hanson from May 1995 until the Demerger and a Director of Hanson Industries from June 1995 until the Demerger. Mr. Robbins joined SCM Corporation in 1982 as Vice President and General Manager of the SCM Organic Chemicals Division. He has been associated with the plastic and chemical industries for almost 30 years. He is a member of the Partnership Governance Committee of Equistar.

     Mr. Hanik, 52, has served as President and Chief Executive Officer of Millennium Petrochemicals since March 1998. Prior to that time, he was Vice President, Chemicals and Supply Chain, where he was responsible for the Company's acetyls business. Mr. Hanik joined Millennium Petrochemicals in 1974 and has been associated with the plastic and chemical industries for 30 years.

     Mr. Hempstead, 55, has served as Senior Vice President -- Law and Administration and Secretary of the Company since the Demerger. He was Senior Vice President -- Law and Administration of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1990 until the Demerger, and a Director of Hanson Industries from 1986 until the Demerger. Mr. Hempstead was Senior Vice President and General Counsel of Hanson Industries from 1993 to June 1995 and Vice President and General Counsel of Hanson Industries from 1982 to 1993. He initially joined Hanson Industries in 1976. Mr. Hempstead is a member of the Board of Supervisors of Suburban Propane.

     Mr. Lushefski, 43, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary which held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985.
Mr. Lushefski is a member of the Equistar Partnership Governance Committee and the Board of Supervisors of Suburban Propane.

     Mr. Carmean, 46, has served as Vice President -- Legal of the Company since December 1997. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Company from 1990 until its acquisition by Hanson in 1993. Prior to 1990, he was Associate General Counsel of Squibb Corporation.

     Ms. Dreher, 40, has served as Corporate Controller of the Company since the Demerger and was elected a Vice President in October 1996. She was Director of Planning and Budgeting of Hanson Industries from November 1995 until the Demerger. She joined Hanson Industries in January 1994 as Assistant Corporate Controller with principal responsibilities focused on tax, environmental and financial compliance matters. She is a certified public accountant. Prior to joining Hanson Industries, she was a Senior Manager at Ernst & Young LLP.

     Mr. Foster, 43, has served as Vice President -- Investor Relations of the Company since the Demerger. He was Vice President -- Investor Relations of Hanson Industries from August 1992 until the Demerger. Mr. Foster held investor relation positions with Atlantic Richfield and Pacific Enterprises from 1983 to 1992. He is a past Chairman of the National Investor Relations Institute.

     Mr. Lamond, 52, has served as Vice President -- Human Resources of the Company since November 1997. He served as Vice President -- Human Resources for Millennium Inorganic Chemicals from March 1997 to November 1997 and as Vice President -- Human Resources for Grove Worldwide, a subsidiary of Hanson, from September 1994 to March 1997. He served as the Director -- Organization Development and Compensation and Benefits of Millennium Inorganic Chemicals for the balance of the past five years.

     Mr. Lloyd, 59, has served as Vice President -- Tax of the Company since the Demerger. He was Vice President -- Tax of Hanson Industries from 1993 until the Demerger. Mr. Lloyd joined Hanson Industries in 1987 and was Senior Director of Tax of Hanson Industries from 1987 to 1993. Prior thereto, he was Vice President and Director of Tax of Kidde, Inc., which was acquired by Hanson in 1987.

     Mr. Lofredo, 43, has served as the Company's Director of Corporate Development since the Demerger and was elected a Vice President in October 1996. He was Director of Corporate Development of Hanson Industries from March 1993 until the Demerger, with his principal responsibilities focused on acquisitions and divestitures. He joined Hanson Industries in June 1992 as Assistant Corporate Controller.

     Ms. Wubbolding, 46, has served as Vice President and Treasurer of the Company since the Demerger. She served as Vice President of Hanson Industries from January 1996 until the Demerger and as Treasurer of Hanson Industries from June 1994 until the Demerger. She joined Hanson Industries in 1976 and held various financial positions, primarily in the treasury area, prior to 1994.

ITEM 2. PROPERTIES

     Set forth below is a list of the Company's principal manufacturing facilities (other than those of Equistar, Suburban Propane and La Porte Methanol Company), all of which are owned. In addition, the Company owns a mineral sands mine in Mataraca, Paraiba, Brazil, that supplies Millennium Inorganic Chemicals' TiO2 plant in Brazil with titanium ore, and Millennium Petrochemicals owns a syngas plant in La Porte, Texas, which it leases to Linde pursuant to a long-term lease. The Company's operating subsidiaries also lease warehouses and offices, none of which are material to the Company's business or operations.

                        LOCATION                                                  PRODUCTS
--------------------------------------------------------  --------------------------------------------------------
Millennium Inorganic Chemicals
     Ashtabula, Ohio....................................  TiO2 and TiCl4
     Baltimore, Maryland (Hawkins Point)................  TiO2
     Kemerton, Western Australia........................  TiO2
     Le Havre, Normandy, France.........................  TiO2
     Stallingborough, U.K. .............................  TiO2
     Thann, Alsace, France..............................  TiO2, TiCl4, specialty TiO2 and zirconium-based compounds
     Salvador, Bahia, Brazil............................  TiO2
Millennium Petrochemicals
     La Porte, Texas....................................  VAM and acetic acid
Millennium Specialty Chemicals
     Baltimore, Maryland (St. Helena)...................  Cadmium-based pigments and silica gel
     Brunswick, Georgia.................................  Fragrance and flavor chemicals
     Jacksonville, Florida..............................  Fragrance and flavor chemicals

     Millennium Inorganic Chemicals has two manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO2 and the other of which uses the sulfate process, and two manufacturing plants at Ashtabula, Ohio, both of which use the chloride process. The Company believes that its properties are well maintained and are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company and various Company subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the Company's current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's consolidated financial position or results of operations.

     Together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a discontinued operation has been named as a defendant or third party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint. These proceedings consist of four cases in the State of New York, one of which has been brought by the New York City Housing Authority, and a class action personal injury case filed on behalf of all purportedly lead-poisoned children in Ohio. There can be no assurance that additional litigation will not be filed. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud and misrepresentation. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead-based paints. These cases are in various pre-trial stages. The trial court in the Brenner case cited below recently ruled that a market share theory of recovery was applicable to this type of lead case. The Company and its co-defendants are appealing this decision, which is the first time any court has made such a determination. The Company is vigorously defending such litigation. Although liability, if any, that may result is not reasonably capable of estimation, the Company currently believes that the disposition of such claims in the aggregate should not have a material adverse effect on the Company's combined financial position, results of operations or liquidity. The pending legal proceedings referred to above are as follows: Brenner et al. v. American Cyanamid Company, et al., and Tyrell et al.
v. American Cyanamid et al., both commenced in the Supreme Court of the State of New York on November 9, 1993; The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Kayla Sabater et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998; and, Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on August 12, 1992.

     In addition, various laws and administrative regulations have, from time to time, been enacted or proposed at the federal, state and local levels and may be proposed in the future that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead paint with respect to asserted health concerns associated with the use of such products, and (ii) effectively overturn court decisions in which the Company's former subsidiary and other defendants have been successful. No legislation or regulations have been adopted to date which are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     For information concerning the Company's environmental proceedings, see 'Environmental Matters' in Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The data regarding the Company's Common Stock and Shareholders contained under the caption 'Market for Registrant's Common Stock and Related Shareholder Matters' on page 43 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

     The Company paid a dividend of $.12 per share of Common Stock, plus U.K. Advance Corporation Tax of $.03 per share, in each quarter of 1997 and 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of the Company contained on page 18 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference. Such selected financial data were derived from the audited Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' which are incorporated by reference into this Annual Report on Form 10-K from the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' contained on pages 20 through 28 of the Annual Report to Shareholders is incorporated into this Annual Report on Form 10-K by reference. Such information should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto. In connection with the forward-looking statements which appear in 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' the 'Cautionary Statements' which appear immediately after the Table of Contents in this Annual Report on Form 10-K should be reviewed carefully.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussions under the captions 'Historical Cyclicality of the Company's Operations' and 'Foreign Currency Matters' in the Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the discussion under the caption 'Off Balance Sheet Risk' in Note 8 to the Company's Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders, are incorporated into this Annual Report on Form 10-K by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 29 through 43 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

     In addition, the Supplemental Financial Information and Financial Statement Schedule listed in Item 14(a)(1)(ii) and (2) of this Annual Report on Form 10-K, including the Report of PricewaterhouseCoopers LLP thereon and the Report of Ernst & Young LLP, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the caption 'Executive Officers' in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

     The information to be included under the captions 'Election of Directors' and 'Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the Annual Meeting of the Company's Shareholders to be held on May 14, 1999 (the 'Proxy Statement'), is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. (i) The Consolidated Financial Statements of the Company, including the Notes thereto, and the Report of PricewaterhouseCoopers LLP thereon, contained on pages 29 through 43 of the Company's Annual Report to Shareholders, consist of the following:

                                                                                     PAGE OF
                                                                                  THE COMPANY'S
                                                                                  ANNUAL REPORT
                                                                                 ---------------
 -- Report of PricewaterhouseCoopers LLP.......................................      29
 -- Consolidated Balance Sheets -- December 31, 1998 and 1997..................      30
 -- Consolidated Statements of Operations -- Years Ended December 31, 1998,
    1997 and 1996..............................................................      31
 -- Consolidated Statements of Cash Flows -- Years Ended December 31, 1998,
    1997 and 1996..............................................................      32
 -- Consolidated Statements of Changes in Shareholders' Equity -- Years Ended
    December 31, 1998, 1997 and 1996...........................................      33
 -- Notes to Consolidated Financial Statements.................................    34-43

            With the exception of the information listed directly above and the information specifically incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K, the Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

         1. (ii) Supplemental Financial Information.

            The Supplemental Financial Information relating to the Company, Millennium America Inc. ('Millennium America') and Equistar consist of the following:

                                                                                  PAGE OF
                                                                                THIS REPORT
                                                                                ------------
Report of PricewaterhouseCoopers LLP.........................................       F-1
Report of Ernst & Young LLP (Cornerstone-Spectrum, Inc.).....................       F-2
Consolidated Financial Statements of Millennium America:
     Millennium America Consolidated Balance Sheets -- December 31, 1998 and
       1997..................................................................       F-3
     Millennium America Consolidated Statements of Operations -- Years Ended
       December 31, 1998, 1997 and 1996......................................       F-4
Financial Statements of Equistar:
     Report of PricewaterhouseCoopers LLP....................................       F-5
     Balance Sheets -- December 31, 1998 and 1997............................       F-6
     Statements of Income -- Year ended December 31, 1998 and the Period from
       December 1, 1997 to December 31, 1997.................................       F-7
     Statements of Partners' Capital -- Year ended December 31, 1998 and the
       period from December 1, 1997 to December 31, 1997.....................       F-8
     Statements of Cash Flows -- Year ended December 1, 1998 and the period
       from December 31, 1997 to December 31, 1997...........................       F-9
     Notes to Financial Statements...........................................   F-10 to F-24

         2. Financial Statement Schedule.

            Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of this Annual Report on Form 10-K, should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report on Form 10-K. Schedules, other than
            Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.

         3. Exhibits.

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1
              to the Company's Registration Statement on Form 10 (File No. 1-12091) (the 'Form 10'))*
 3.2       -- By-laws of the Company (Filed as Exhibit 3.2 to the Form 10)*
 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America Inc.
              (formerly Hanson America, Inc.) ('Millennium America'), the Company and The Bank of New
              York, as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the 7.625%
              Senior Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the Registration
              Statement of the Company and Millennium America on Form S-1 (Registration No. 333-15975)
              (the 'Form S-1'))*
 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among Millennium America, the
              Company and The Bank of New York, as Trustee (Filed as Exhibit 4.1(b) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1997 (the '1997 Form 10-K'))*
10.1       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings Inc. (formerly HM Holdings, Inc.) ('Millennium Holdings') and Hanson
              (including related form of Indemnification Agreement and Tax Sharing and Indemnification
              Agreement) (Filed as Exhibit 10.1 to the Form 10)*

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
10.2       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings and Hanson relating to Peabody Holding Company, Inc. (including related form of Indemnification Agreement and Tax Sharing and Indemnification Agreement)
              (Filed as Exhibit 10.2 to the Form 10)*
10.3       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 16, 1996, between
              Millennium Holdings and Hanson relating to certain Canadian subsidiaries (including related form of Indemnification Agreement) (Filed as Exhibit 10.3 to the Form 10)*
10.4       -- Form of Pre-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              Millennium Holdings and Hanson relating to Lynton Group, Inc. (Filed as Exhibit 10.4 to the Form 10)*
10.5       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              HMB Holdings Inc. and Hanson (including related form of Indemnification Agreement and Tax
              Sharing and Indemnification Agreement) (Filed as Exhibit 10.5 to the Form 10)*
10.6       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between
              Hanson and MHC Inc. (including related form of Indemnification Agreement and Tax Sharing and Indemnification Agreement) (Filed as Exhibit 10.6 to the Form 10)*
10.7       -- Demerger Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas
              Holdings Ltd. (formerly Hanson Overseas Holdings Ltd.) and the Company (Filed as Exhibit
              10.7 to the Form 10)*
10.8       -- Form of Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form 10)*
10.9(a)    -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc.
              (formerly HM Anglo American Ltd.), Hanson North America Inc. and the Company (Filed as
              Exhibit 10.9(a) to the Form 10)*
10.9(b)    -- Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium
              Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals
              Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals
              Ltd. (formerly SCM Chemicals Ltd.), and the Company (the 'Deed of Tax Covenant') (Filed
              as Exhibit 10.9(b) to the Form 10)*
10.9(c)    -- Amendment to the Deed of Tax Covenant dated January 28, 1997 (Filed as Exhibit 10.9(c)
              to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the
              '1996 Form 10-K'))*
10.10      -- Form of Corporate Transition Agreement, dated as of September 30,1996, between Hanson
              North America Inc. and Millennium America Holdings Inc. (Filed as Exhibit 10.10 to the
              Form 10)*
10.11      -- Form of Joint Ownership Agreement, dated as of September 30, 1996, between Hanson North
              America Inc. and Millennium America Holdings Inc. (Filed as Exhibit 10.11 to the Form
              10)*
10.12      -- Form of Agreement, dated as of October 1, 1996, between Hanson Pacific Limited and
              Millennium Holdings Inc. (Filed as Exhibit 10.12 to the Form 10)*
10.13      -- Form of Management Agreement, dated as of September 30, 1996, among MHC Inc., Millennium
              Petrochemicals Inc. (formerly Quantum Chemical Corporation) ('Millennium
              Petrochemicals'), and Welbeck Management Limited (Filed as Exhibit 10.13(a) to the Form
              10)*
10.14(a)   -- Credit Agreement ('Credit Agreement'), dated as of July 26, 1996, among Millennium
              America, the Company, as Guarantor, the borrowing subsidiaries party thereto, the lenders party thereto, The Chase Manhattan Bank, as Documentation Agent, and Bank of America
              National Trust and Savings Association, as Administration Agent (Filed as Exhibit 10.14
              to the Form 10)*
10.14(b)   -- Amendment to the Credit Agreement dated as of December 18, 1996 (Filed as Exhibit
              10.14(b) to the 1996 Form 10-K)*
10.14(c)   -- Second Amendment to the Credit Agreement dated as of October 20, 1997 (Filed as Exhibit
              10.14(b) to the 1996 Form 10-K)*

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
10.15      -- Form of Agreement, dated as of July 24, 1998, between Millennium America Holdings Inc.
              and William M. Landuyt; Robert E. Lee; George H. Hempstead, III; Richard A. Lamond; and,
              John E. Lushefski (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1998 (the 'September 30, 1998 Form 10-Q'))*'D'
10.16      -- Form of Agreement, dated as of July 24, 1998, between Millennium Specialty Chemicals
              Inc. and George W. Robbins. This form of agreement is identical to the agreements between the Company's operating subsidiaries and certain officers of such subsidiaries who are not executive officers of the Company. (Filed as Exhibit 10.2 to the September 30, 1998
              Form 10-Q)*'D'
10.17      -- Form of Agreement, dated as of July 24, 1998, between Millennium Petrochemicals Inc. and each of Peter P. Hanik and Charles F. Daly**'D'
10.18      -- Form of Change-in-Control Agreement, dated as of July 24, 1998, between Millennium
              America Holdings Inc. and each of C. William Carmean, Marie S. Dreher, A. Mickey Foster,
              Francis V. Lloyd, James A. Lofredo and Christine F. Wubbolding (Filed as Exhibit 10.22 to
              the Form 10-Q)*'D'
10.19      -- Form of Change-in-Control Agreement between each of the Company's operating subsidiaries and certain officers of such subsidiaries who are not executive officers of the
              Company**'D'
10.20(a)   -- Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.23 to
              the Form 10)*'D'
10.20(b)   -- Amendment Number 1 dated January 20, 1997, to the Millennium Chemicals Inc. Annual
              Performance Plan. (Filed as Exhibit 10.23(b) to the 1996 Form 10-K)*'D'
10.20(c)   -- Amendment Number 2 dated January 23, 1998, to the Millennium Chemical Inc. Annual
              Performance Incentive Plan (Filed as Exhibit 10.23(c) to the 1997 Form 10-K)*'D'
10.20(d)   -- Amendment Number 3 dated January 22, 1999, to the Millennium Chemicals Inc. Annual
              Performance Incentive Plan**'D'
10.21(a)   -- Millennium Chemicals Inc. 1996 Long Term Incentive Plan (Filed as Exhibit 10.24 to the
              Form 10)*'D'
10.21(b)   -- Termination Amendment dated as of October 23, 1997, to the Millennium Chemicals Inc.
              1996 Long Term Incentive Plan (Filed as Exhibit 10.24(b) to the 1997 Form 10-K)*'D'
10.21(c)   -- Amendment dated January 23, 1998 to the Millennium Chemicals Inc. 1996 Long Term
              Incentive Plan (Filed as Exhibit 10.24(c) to the 1997 Form 10-K)*'D'
10.21(d)   -- Amendment dated January 22, 1999 to the Millennium Chemicals Inc. 1996 Long Term
              Incentive Plan**'D'
10.22      -- Millennium Chemicals Inc. Executive Long-Term Incentive Plan, as amended by the
              Termination Amendment thereto, dated as of October 23, 1997, and as further amended by amendments thereto dated January 23, 1998 and January 22, 1999**'D'
10.23(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25 to the
              Form 10)*'D'
10.23(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock Incentive Plan
              (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)*'D'
10.23(c)   -- Amendment dated July 24, 1997, to the Millennium Chemicals Inc. Long Term Stock
              Incentive Plan (Filed as Exhibit 10.25(c) to the 1997 Form 10-K)*'D'
10.23(d)   -- Amendments dated January 23, 1998 and December 10, 1998 to the Millennium Chemicals Inc.
              Long Term Stock Incentive Plan**'D'
10.24      -- Millennium Chemicals Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.26
              to the Form 10)*'D'
10.25      -- Millennium Petrochemicals Supplemental Executive Retirement Plan (Filed as Exhibit 10.27
              to the Form 10)*'D'
10.26      -- Millennium Inorganic Chemicals Supplemental Executive Retirement Plan (Filed as Exhibit
              10.28 to the Form 10)*'D'

 EXHIBIT
 NUMBER                                      DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------
10.27      -- Millennium Specialty Chemicals Supplemental Executive Retirement Plan (Filed as Exhibit
              10.29 to the Form 10)*'D'
10.28(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30 to the
              1996 Form 10-K)*'D'
10.28(b)   -- Amendment Number 1 dated January 23, 1998, to the Millennium Chemicals Inc. Salary and
              Bonus Deferral Plan (Filed as Exhibit 10.30(b) to the 1997 Form 10-K)*'D'
10.28(c)   -- Amendment Number 2 dated January 22, 1999, to the Millennium Chemicals Inc. Salary and
              Bonus Deferral Plan**'D'
10.29      -- Millennium Chemicals Inc. Supplemental Savings and Investment Plan**'D'
10.30      -- Master Transaction Agreement between the Company and Lyondell (Filed as an Exhibit   to
              the Company's Current Report on Form 8-K dated July 25, 1997)*
10.31      -- First Amendment to Master Transaction Agreement between Lyondell and the Company (Filed as an Exhibit to the Company's Current Report on Form 8-K dated October 17, 1997)*
10.32      -- Limited Partnership Agreement of Equistar (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated October 17, 1997)*
10.33      -- Asset Contribution Agreement among Millennium Petrochemicals, Millennium Petrochemicals
              LP LLC and Equistar (Filed as an Exhibit to the Company's Current Report on Form 8-K
              dated December 10, 1997)*
10.34      -- Asset Contribution Agreement among Lyondell, Lyondell Petrochemicals L.P. Inc. and
              Equistar (Filed as an Exhibit to the Company's Current Report on Form 8-K dated December
              10, 1997)*
10.35      -- Parent Agreement among Lyondell, the Company and Equistar (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated December 10, 1997)*
10.36      -- Amended and Restated Partnership Agreement of Equistar**
10.37      -- Amended and Restated Parent Agreement among Lyondell, the Company, Occidental, Oxy CH
              Corporation, Occidental Chemical Corporation, and Equistar**
11.1       -- Statement re: computation of per share earnings**
13.        -- Information incorporated by reference from the Annual Report to Shareholders and the
              Company's 1997 Annual Report to Shareholders**
21.1       -- Subsidiaries of the Company**
23.1       -- Consent of PricewaterhouseCoopers LLP**
23.2       -- Consent of PricewaterhouseCoopers LLP**
23.3       -- Consent of Ernst & Young LLP**
27.1       -- Financial Data Schedule**
99.1       -- Form of Letter Agreement, dated July 3, 1996, between Hanson and U.K. Inland Revenue
              (Filed as Exhibit 99.2 to the Form 10)*
           In addition, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above which defines the rights of the holders of long-term debt of the Company and its subsidiaries.

     -----------------

*   Incorporated by reference

**  Filed herewith

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

     (B) REPORTS ON FORM 8-K      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

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

          /S/ MARTIN D. GINSBURG            Director
 .........................................
           (MARTIN D. GINSBURG)

              /S/ GLENARTHUR                Director
 .........................................
            (LORD GLENARTHUR)

         /S/ DAVID J. P. MEACHIN            Director
 .........................................
          (DAVID J. P. MEACHIN)

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

           /S/ MARIE S. DREHER              Vice President and Corporate Controller
 .........................................    (principal accounting officer)
            (MARIE S. DREHER)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     SUPPLEMENTAL FINANCIAL INFORMATION AND
                        THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.

     Our audits of the consolidated financial statements referred to in our report dated January 21, 1999, appearing on page 29 of the 1998 Annual Report to Shareholders of Millennium Chemicals Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule listed in Item 14(a) of this Annual Report on Form 10-K. In our opinion, such Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

FLORHAM PARK, NJ
JANUARY 21, 1999

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

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
November 13, 1996

                            MILLENNIUM AMERICA INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

     Millennium America Inc., a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the 'Company'), is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America Inc. is the issuer of the 7% Senior Notes due November 15, 2006, and the 7.625% Senior Debentures due November 15, 2026, and is a borrower under the Company's Revolving Credit Agreement. Accordingly, the Consolidated Balance Sheets and Consolidated Statements of Operations are provided for Millennium America Inc.

                            MILLENNIUM AMERICA INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1998        1997
                                                                                               ------      ------
                                                                                                 (IN MILLIONS)
                                           ASSETS
Current assets:
     Cash and cash equivalents..............................................................   $   30      $   23
     Trade receivables, net.................................................................      136         260
     Inventories............................................................................      142         165
     Other current assets...................................................................      230         104
                                                                                               ------      ------
          Total current assets..............................................................      538         552
Property, plant and equipment, net..........................................................      481         473
Investment in Equistar......................................................................    1,519       1,934
Other assets................................................................................      167         203
Due from parent and affiliates..............................................................      491         260
Goodwill....................................................................................      412         468
                                                                                               ------      ------
          Total assets......................................................................   $3,608      $3,890
                                                                                               ------      ------
                                                                                               ------      ------

                              LIABILITIES AND INVESTED CAPITAL
Current liabilities:
     Notes payable..........................................................................   $    9      $ --
     Current maturities of long-term debt...................................................        2           2
     Trade accounts payable.................................................................       55          43
     Income taxes payable...................................................................        1           4
     Accrued expenses and other liabilities.................................................      144         247
                                                                                               ------      ------
          Total current liabilities.........................................................      211         296
Non-current liabilities:
     Long-term debt.........................................................................    1,013       1,293
     Deferred income taxes..................................................................      274         237
     Due to parent and affiliates...........................................................      713         334
     Other liabilities......................................................................      345         783
                                                                                               ------      ------
          Total liabilities.................................................................    2,556       2,943
                                                                                               ------      ------
Commitments and contingencies (Note 12 of the Company's 1998 Annual Report to Shareholders)
Invested capital............................................................................    1,052         947
                                                                                               ------      ------
          Total liabilities and invested capital............................................   $3,608      $3,890
                                                                                               ------      ------
                                                                                               ------      ------

                            MILLENNIUM AMERICA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                      1998      1997       1996
                                                                                      ----     ------     -------
                                                                                             (IN MILLIONS)
Net sales..........................................................................   $992     $2,714     $ 2,693
Operating costs and expenses:
     Cost of products sold.........................................................    727      1,915       2,019
     Depreciation and amortization.................................................     54        184         180
     Selling, development and administrative expense...............................    120        193         191
     Impairment of assets and related closure costs................................    --        --            58
                                                                                      ----     ------     -------
          Operating income.........................................................     91        422         245
Interest expense (primarily to a related party in 1996)............................    (69)      (128)       (253)
Interest income (primarily from a related party in 1998)...........................     24          7          28
Equity in earnings of Equistar.....................................................     40         18       --
Other expense, net.................................................................     29         19           5
                                                                                      ----     ------     -------
Income from continuing operations before provision for income taxes................    115        338          25
Provision for income taxes.........................................................    (12)      (152)        (43)
                                                                                      ----     ------     -------
Income from continuing operations..................................................    103        186         (18)
Income (loss) from discontinued operations (net of income taxes of $1, ($2) and
  ($1,028))........................................................................      1         (3)     (2,734)
                                                                                      ----     ------     -------
Net income (loss)..................................................................   $104     $  183     $(2,752)
                                                                                      ----     ------     -------
                                                                                      ----     ------     -------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of EQUISTAR CHEMICALS, LP:

     In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the 'Partnership') at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 26, 1999

                             EQUISTAR CHEMICALS, LP
                                 BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                        ------------------
                                                                                         1998        1997
                                                                                        ------      ------
                                                                                           (MILLIONS OF
                                                                                             DOLLARS)
                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................    $   66      $   41
     Accounts receivable:
          Trade, net................................................................       376         428
          Related parties...........................................................       111          36
     Receivables from partners......................................................         3         150
     Inventories....................................................................       549         513
     Prepaid expenses and other current assets......................................        25          24
                                                                                        ------      ------
          Total current assets......................................................     1,130       1,192
                                                                                        ------      ------
Property, plant and equipment.......................................................     5,847       3,690
Less accumulated depreciation and amortization......................................    (1,772)     (1,572)
                                                                                        ------      ------
                                                                                         4,075       2,118
Investment in PD Glycol.............................................................        55        --
Goodwill, net.......................................................................     1,151       1,139
Deferred charges and other assets...................................................       257         151
                                                                                        ------      ------
          Total assets..............................................................    $6,668      $4,600
                                                                                        ------      ------
                                                                                        ------      ------

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade.....................................................................    $  264      $  154
          Related parties...........................................................        15          18
     Payables to partners...........................................................         9          63
     Current maturities of long-term debt...........................................       150          36
     Other accrued liabilities......................................................       200          65
                                                                                        ------      ------
          Total current liabilities.................................................       638         336
                                                                                        ------      ------
Obligations under capital leases....................................................       205        --
Long-term debt......................................................................     1,865       1,512
Other liabilities and deferred credits..............................................        75          34
Commitments and contingencies
Partners' capital:
     Partners' capital..............................................................     3,885       3,063
     Note receivable from Lyondell LP...............................................      --          (345)
                                                                                        ------      ------
          Total partners' capital...................................................     3,885       2,718
                                                                                        ------      ------
          Total liabilities and partners' capital...................................    $6,668      $4,600
                                                                                        ------      ------
                                                                                        ------      ------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                              STATEMENTS OF INCOME

                                                                                               FOR THE
                                                                                             PERIOD FROM
                                                                     FOR THE YEAR         DECEMBER 1, 1997
                                                                         ENDED             (INCEPTION) TO
                                                                   DECEMBER 31, 1998      DECEMBER 31, 1997
                                                                   -----------------      -----------------
                                                                            (MILLIONS OF DOLLARS)
Sales and other operating revenues:
     Unrelated parties.........................................         $ 3,818                 $ 338
     Related parties...........................................             545                    27
                                                                        -------                ------
                                                                          4,363                   365
                                                                        -------                ------
Operating costs and expenses:
     Cost of sales:
          Unrelated parties....................................           3,313                   261
          Related parties......................................             460                    26
     Selling, general and administrative expenses..............             273                    21
     Unusual charges...........................................              35                    42
                                                                        -------                ------
                                                                          4,081                   350
                                                                        -------                ------
     Operating income..........................................             282                    15
Interest expense...............................................            (156)                  (10)
Interest income................................................              17                     2
                                                                        -------                ------
Net income.....................................................         $   143                 $   7
                                                                        -------                ------
                                                                        -------                ------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
            AND FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997

                                                                 LYONDELL    MILLENNIUM    OCCIDENTAL    TOTAL
                                                                 --------    ----------    ----------    ------
                                                                             (MILLIONS OF DOLLARS)
Balance at December 1, 1997 (inception).......................    $   --       $   --        $   --      $   --
Capital contributions at inception:
     Net assets...............................................       763        2,048         --          2,811
     Note receivable from Lyondell LP.........................       345        --            --            345
Net income....................................................         4            3         --              7
Distributions to partners.....................................       (57)         (43)        --           (100)
                                                                 --------    ----------    ----------    ------
Balance at December 31, 1997..................................     1,055        2,008         --          3,063
                                                                 --------    ----------    ----------    ------
Capital contributions:
     Net assets...............................................     --           --            2,097       2,097
     Other....................................................       (14)           9             8           3
Net income (loss).............................................        84           64            (5)        143
Distributions to partners.....................................      (512)        (460)         (449)     (1,421)
                                                                 --------    ----------    ----------    ------
Balance at December 31, 1998..................................    $  613       $1,621        $1,651      $3,885
                                                                 --------    ----------    ----------    ------
                                                                 --------    ----------    ----------    ------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                            STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE
                                                                                               PERIOD FROM
                                                                       FOR THE YEAR         DECEMBER 1, 1997
                                                                           ENDED             (INCEPTION) TO
                                                                     DECEMBER 31, 1998      DECEMBER 31, 1997
                                                                     -----------------      -----------------
                                                                              (MILLIONS OF DOLLARS)
Cash flows from operating activities:
     Net income...................................................        $   143                 $   7
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization...........................            268                    19
          Loss on disposition of property, plant and equipment....              8               --
          Equity in losses of investment in PD Glycol.............              3               --
          Changes in assets and liabilities, net of the effects of
            assets contributed:
               Decrease (increase) in accounts receivable.........            105                  (100)
               Decrease (increase) in receivables from partners...            147                  (101)
               Decrease (increase) in inventories.................            133                    (5)
               Increase in accounts payable.......................             40                   188
               (Decrease) increase in payables to partners........            (63)                   54
               Increase in other accrued liabilities..............            122                    48
               Net change in other working capital accounts.......              2                   (15)
               Other..............................................            (62)                    7
                                                                          -------                ------
                    Net cash provided by operating activities.....            846                   102
                                                                          -------                ------
Cash flows from investing activities:
     Additions to property, plant and equipment...................           (200)                  (12)
     Proceeds from disposition of property, plant and equipment...              3               --
     Contributions and advances to affiliates.....................            (15)              --
                                                                          -------                ------
                    Net cash used in investing activities.........           (212)                  (12)
                                                                          -------                ------
Cash flows from financing activities:
     Borrowings of long-term debt.................................            757                    50
     Repayments of long-term debt.................................           (290)              --
     Proceeds from payment of note receivable by Lyondell.........            345               --
     Cash contributions from partners.............................        --                          1
     Distributions to partners....................................         (1,421)                 (100)
                                                                          -------                ------
                    Net cash used in financing activities.........           (609)                  (49)
                                                                          -------                ------
Increase in cash and cash equivalents.............................             25                    41
Cash and cash equivalents at beginning of period..................             41               --
                                                                          -------                ------
Cash and cash equivalents at end of period........................        $    66                 $  41
                                                                          -------                ------
                                                                          -------                ------

                       See notes to financial statements.

                             EQUISTAR CHEMICALS, LP
                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION OF EQUISTAR AND OPERATIONS

     Pursuant to a partnership agreement (the 'Partnership Agreement'), Lyondell Chemical Company ('Lyondell') and Millennium Chemicals Inc. ('Millennium') formed Equistar Chemicals, LP ('Equistar' or the 'Partnership'), a Delaware limited partnership, which commenced operations on December 1, 1997. From December 1, 1997 to May 15, 1998, the Partnership was owned 57 percent by Lyondell and 43 percent by Millennium. Lyondell owns its interest in the Partnership through two wholly-owned subsidiaries, Lyondell Petrochemical G.P. Inc. ('Lyondell GP') and Lyondell Petrochemical L.P. Inc. ('Lyondell LP'). Millennium also owns its interest in the Partnership through two wholly-owned subsidiaries, Millennium Petrochemicals GP LLC ('Millennium GP') and Millennium Petrochemicals LP LLC ('Millennium LP').

     On May 15, 1998, the Partnership was expanded with the contribution of certain assets from Occidental Petroleum Corporation ('Occidental') (see Note
3). These assets include the ethylene, propylene and ethylene oxide ('EO') and EO derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. ('Oxy Petrochemicals'), a 50 percent interest in a joint venture between PDG Chemical Inc. ('PDG Chemical') and Du Pont de Nemours and Company ('PD Glycol'), and a lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ('Occidental Chemical') (collectively, the 'Occidental Contributed Business'). Occidental Chemical, Oxy Petrochemicals and PDG Chemical are wholly-owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas, EO/ethylene glycol and EO derivatives businesses located at Bayport, Texas, Occidental's 50 percent ownership of PD Glycol, which operates a polyglycol plant at Beaumont, Texas, 1,430 miles of owned and leased ethylene/propylene pipelines, and the lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines.

     In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in the Partnership for an aggregate partnership interest of
29.5 percent. In addition, the Partnership assumed approximately $205 million of Occidental indebtedness and the Partnership issued a promissory note to an Occidental subsidiary in the amount of $419.7 million, which was subsequently paid in cash in June 1998. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, the Partnership also issued a promissory note to Millennium LP in the amount of $75 million, which was subsequently paid in June 1998. These payments are included in distributions to partners in the accompanying statements of partners' capital and of cash flows. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium, and Occidental. In connection with the transaction, the Partnership and Occidental also entered into a long-term agreement for the Partnership to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

     After completion of this transaction, the Partnership is owned 41 percent by Lyondell, 29.5 percent by Millennium and 29.5 percent by Occidental, through its wholly-owned subsidiaries Occidental Petrochem Partner GP Inc. ('Occidental GP'), Occidental Petrochem Partner 1, Inc. ('Occidental LP1') and Occidental Petrochem Partner 2, Inc. ('Occidental LP2').

     The Partnership owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium, and Occidental (the 'Contributed Businesses') which consist of 20 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ('MTBE'). The petrochemicals segment also includes the production and sale of aromatics including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ('HDPE'), low-density polyethylene ('LDPE'), linear low-density polyethylene ('LLDPE'), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, concentrates and compounds, and polymeric powders.

     The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

     Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based on their percentage ownership of the Partnership. Distributions are made to the partners based on their percentage ownership of the Partnership. Additional cash contributions required by the Partnership will also be based on the partners' percentage ownership of the Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Revenue from product sales is generally recognized upon delivery of products to the customer.

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

     Accounts Receivable. The Partnership sells its products primarily to companies in the petrochemicals and polymers industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying balance sheet as a reduction of accounts receivable, totaled $3 million at December 31, 1998. The Partnership had no allowance for doubtful accounts recorded at December 31, 1997.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ('LIFO') basis except for materials and supplies, which are valued at average cost.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 30 years.

     Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the statement of income. The Partnership's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

     Turnaround Maintenance and Repair Expenses. Cost of major repairs and maintenance incurred in connection with turnarounds of units at the Partnership's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years.

     Deferred Software Costs. Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over 10 years. The Partnership amortized $6 million and less than $1 million of deferred software costs for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

     Goodwill. Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over forty years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to the related operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill, and if necessary other related assets, is adjusted. Management believes that no impairment exists at December 31, 1998. The Partnership amortized $31 million and $3 million of goodwill for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Accumulated amortization of goodwill was $166 million and $135 million at December 31, 1998 and 1997, respectively.

     Investment in PD Glycol. Equistar holds a 50 percent interest in a joint venture with Du Pont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for under the equity method.

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

     Pension and Other Postretirement Benefit Plans. During 1998, the Partnership adopted Statement of Financial Accounting Standards ('SFAS') No. 132, Employers' Disclosures about Pensions and Other Retirement Benefits. The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. SFAS No. 132 standardizes the disclosure requirements for these plans, to the extent practicable.

     Exchanges. Finished product exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

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

     Segment and Related Information. In 1998, the Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the 'industry segment' approach with the 'management' approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Partnership's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Partnership (see Note 18).

     Reclassifications. Certain 1997 amounts have been restated to conform to classifications adopted in 1998.

3. ADDITION OF OCCIDENTAL CONTRIBUTED BUSINESS

     On May 15, 1998, the Partnership was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying statement of income prospectively from May 15, 1998. The consideration paid for the Occidental Contributed Business was approximately $2.1 billion and was allocated to the assets contributed and liabilities assumed based on the estimated fair values of such assets and liabilities at the date of the contribution. The fair value of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 is as follows:

                                                                  (MILLIONS OF DOLLARS)
Total current assets...........................................          $   281
Property, plant and equipment..................................            1,964
Investment in PD Glycol........................................               58
Goodwill.......................................................               43
Deferred charges and other assets..............................               49
                                                                         -------
     Total assets..............................................          $ 2,395
                                                                         -------
                                                                         -------
Other current liabilities......................................          $    79
Long-term debt.................................................              205
Other liabilities and deferred credits.........................               14
Partners' capital..............................................            2,097
                                                                         -------
     Total liabilities and partners' capital...................          $ 2,395
                                                                         -------
                                                                         -------

     The unaudited pro forma combined historical results of the Partnership as if the Occidental Contributed Business had been contributed on January 1, 1998 is as follows:

                                                                   FOR THE YEAR ENDED
                                                                    DECEMBER 31, 1998
                                                                  ---------------------
                                                                  (MILLIONS OF DOLLARS)
Sales and other operating revenues.............................          $ 4,869
Unusual charges................................................               35
Operating income...............................................              320
Net income.....................................................              154

     The unaudited pro forma data presented above is not necessarily indicative of the results of operations of the Partnership that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.

4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     1998         1997
                                                                                     ----         ----
                                                                                       (MILLIONS OF
                                                                                         DOLLARS)
Cash paid for interest............................................................   $154         $--
                                                                                     ----         ----
                                                                                     ----         ----
Noncash investing and financing activities:
     Noncash adjustments to contributed capital...................................   $  3         $--
     Inventory transfer from PD Glycol............................................     15          --
                                                                                     ----         ----
                                                                                     ----         ----

     Historical cost of assets contributed and liabilities assumed by the Partnership in December 1997 (inception):

Total current assets...........................................          $   948
Property, plant and equipment, net.............................            2,121
Goodwill, net..................................................            1,142
Deferred charges and other assets..............................              158
                                                                         -------
     Total assets..............................................          $ 4,369
                                                                         -------
                                                                         -------
Current maturities of long-term debt...........................          $    36
Other current liabilities......................................               17
Long-term debt.................................................            1,462
Other liabilities and deferred credits.........................               43
Partners' capital..............................................            3,156
Note receivable from Lyondell LP...............................             (345)
                                                                         -------
     Total liabilities and partners' capital...................          $ 4,369
                                                                         -------
                                                                         -------

5. FINANCIAL INSTRUMENTS

     The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Partnership for debt with terms and average maturities similar to the Partnership's debt portfolio, the fair value of the Partnership's long-term debt, including amounts due within one year, was approximately $2.3 billion and $1.5 billion at December 31, 1998 and 1997, respectively.

     The Partnership had issued letters of credit totaling $2.6 million and $4 million at December 31, 1998 and 1997, respectively.

6. RELATED PARTY TRANSACTIONS

     Loans to Millennium and Occidental. In connection with Occidental's entry into Equistar in May 1998, Equistar executed promissory notes to Millennium and Occidental in the principal amounts of $75.0 million and $419.7 million, respectively. Each of the notes provides for the annual accrual of interest (based on a year of 360 days and actual days elapsed) at a rate equal to LIBOR plus .6 percent. These notes were paid in full in June 1998. Interest expense incurred on these notes during 1998 was $3 million.

     Note Receivable from Lyondell LP. Upon formation of the Partnership, Lyondell LP contributed capital to the Partnership in the form of a $345 million promissory note (the 'Lyondell Note'). The Lyondell Note bears interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income accrued on the Lyondell note totaled $12.8 million and $1.75 million during 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

     Shared Services Agreement with Lyondell. Lyondell provides certain corporate, general and administrative services to the Partnership, including legal, tax, treasury, risk management and other services pursuant to a shared services agreement. During the year ended December 31, 1998, Lyondell charged the Partnership $3 million for these services. During the period December 1, 1997 (inception) to December 31, 1997, charges from Lyondell were less than $1 million. As part of the shared services agreement, the Partnership provides certain general and administrative services to Lyondell, such as health, safety and environmental services, human resource services, information services and legal services. During the year ended December 31, 1998 and during the period December 1, 1997 (inception) to December 31, 1997, the Partnership charged Lyondell less than $1 million for these services.

     Shared Services and Shared-Site Agreements with Millennium. The Partnership and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the vinyl acetate monomers, acetic acid, synthesis gas and methanol businesses retained by Millennium Petrochemicals. These agreements include the provision by the Partnership to

Millennium Petrochemicals of materials management, certain utilities, administrative office space, health, safety and environmental services and computer services. During the year ended December 31, 1998, the Partnership charged Millennium Petrochemicals $5 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges to Millennium Petrochemicals were less than $1 million. These agreements also include the provision by Millennium Petrochemicals to the Partnership of certain operational services, including waste water treatment and barge dock access. During the year ended December 31, 1998 and during the period December 1, 1997 (inception) to December 31, 1997, Millennium Petrochemicals charged the Partnership less than $1 million for these services.

     Operating Agreement with Occidental Chemical Corporation. On May 15, 1998, Occidental Chemical and the Partnership entered into an Operating Agreement (the 'Operating Agreement') whereby Occidental Chemical agreed to operate and maintain the Occidental Contributed Business and to cause third-parties to continue to provide equipment, products and commodities to those businesses upon substantially the same terms and conditions as provided prior to the transfer. Under the terms of the Operating Agreement, the Partnership agreed to reimburse Occidental Chemical for its cost in connection with the services provided to the Partnership, and the Partnership agreed to pay Occidental Chemical an administrative fee. The Operating Agreement terminated in accordance with its terms on June 1, 1998. During the term of the Operating Agreement, the Partnership paid Occidental Chemical an administrative fee of $1 million.

     Transition Services Agreement with Occidental Chemical. On June 1, 1998, Occidental Chemical and the Partnership entered into a Transition Services Agreement (the 'TSA'). Under the terms of the TSA, Occidental Chemical agreed to provide the Partnership certain services in connection with the Occidental Contributed Business, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Between June 1, 1998 and December 31, 1998, the Partnership expensed $6 million in connection with services provided pursuant to the TSA. The TSA expires by its terms on June 1, 1999.

     Occidental Chemical Ethylene Sales Agreement. The Partnership and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 (the 'Ethylene Sales Agreement'). Under the terms of the Ethylene Sales Agreement, Occidental Chemical has agreed to purchase an annual minimum amount of ethylene from the Partnership equal to 100 percent of the ethylene feedstock requirements of Occidental Chemical's United States plants (estimated to be 2 billion pounds per year at the time of the signing of the agreement) less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. The Partnership's maximum supply obligation in any calendar year under the Ethylene Sales Agreement is 2.55 billion pounds. Upon three years notice from either party to the other, the Partnership's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be 'phased down' as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum can not decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for an ethylene sales price that is generally reflective of market prices and will be determined pursuant to a formula using the Partnership's sales price to third parties and several published market price indices. During the period from May 15, 1998 to December 31, 1998, the Partnership charged Occidental Chemical $171 million under the Ethylene Sales Agreement.

     Product Sales to Millennium. The Partnership sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100 percent of its ethylene requirements for its La Porte, Texas facility (estimated to be 300 million pounds per year), up to a maximum of 330 million pounds per year. Millennium has the option to increase the amount purchased to up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000 and thereafter, the contract automatically renews annually. Either party may terminate on one year's notice, except that if Millennium elects to increase its purchases under the contract, a party must provide two year's notice of termination. The pricing terms of this agreement are similar to the Ethylene Sales Agreement with Occidental Chemical. The Partnership charged Millennium $41 million and $4 million for ethylene for 1998 and December 1997, respectively.

     Product Sales to Lyondell. Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company effective August 1, 1998. Sales to Lyondell, primarily for ethylene, propylene, MTBE, benzene and alkylate, totaled $97 million for the period from August 1, 1998 to December 31, 1998, and were based on price terms generally reflective of market.

     Transactions with LCR. Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ('LCR'), a joint venture investment of Lyondell, were assigned to the Partnership. Accordingly, certain refinery products are sold to the Partnership as feedstocks, and certain olefins by-products are sold to LCR for processing into gasoline. Sales to LCR were $236 million and $27 million and purchases from LCR were $131 million and $10 million for the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. The Partnership also assumed certain tolling arrangements as well as terminalling and storage obligations between Lyondell and LCR and performs certain marketing services for LCR. Aggregate charges under these various service agreements of $15 million were made to LCR by the Partnership with respect to 1998. No charges were made during December 1997. All of the agreements between LCR and the Partnership are on terms generally representative of prevailing market prices. The Partnership also has a shared services agreement with LCR to provide LCR with information services, including mainframe processing and maintenance. Net charges to LCR by the Partnership for the shared services agreement were less than $1 million during 1998. No charges were made during December 1997.

     Transactions with Lyondell Methanol. The Partnership provides operating and other services for Lyondell Methanol Company, L.P. ('Lyondell Methanol') under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to Lyondell Methanol by the Partnership of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, Lyondell Methanol pays the Partnership a management fee and will reimburse certain expenses of the Partnership at cost. Management fees charged by the Partnership to Lyondell Methanol totaled $6 million for the year ending December 31, 1998 and less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997. The Partnership sells natural gas to Lyondell Methanol at prices generally representative of its cost. Purchases by Lyondell Methanol of natural gas feedstock from the Partnership totaled $44 million and $4 million for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Lyondell Methanol sells all of its products to Equistar. For the year ending December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, purchases from Lyondell Methanol were $103 million and $15 million, respectively.

     Related Party Leases. As part of their shared services agreement with the Partnership, Millennium subleases from the Partnership certain administrative office space at a monthly rent of $42,000.

7. ACCOUNTS RECEIVABLE

     In December 1998, the Partnership entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, the Partnership agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, the Partnership is obligated to sell new receivables as existing receivables are collected. The agreement expires in December 1999.

     At December 31, 1998, the Partnership's gross accounts receivable that had been sold to the purchasers aggregated $130 million. This amount has been reported as operating cash flows in the statement of cash flows. Costs related to the sale are included in selling, general and administrative expenses in the statement of income.

8. INVENTORIES

     Inventories at December 31, 1998 and 1997 consisted of the following:

                                                                           1998         1997
                                                                           ----         ----
                                                                             (MILLIONS OF
                                                                               DOLLARS)
Raw materials...........................................................   $149         $160
Work-in-process.........................................................     11            5
Finished goods..........................................................    301          282
Materials and supplies..................................................     88           66
                                                                           ----         ----
                                                                           $549         $513
                                                                           ----         ----
                                                                           ----         ----

     For the year ending December 31, 1998, cost of sales increased by less than $1 million associated with the reduction of LIFO inventories. For the period from December 1, 1997 (inception) to December 31, 1997, cost of sales increased by approximately $1 million associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $103 million at December 31, 1997.

9. PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, at cost, and the related accumulated depreciation at December 31, 1998 and 1997 were as follows:

                                                                         1998           1997
                                                                        ------         ------
                                                                        (MILLIONS OF DOLLARS)
Manufacturing facilities and equipment...............................   $5,344         $3,489
Manufacturing equipment acquired under capital leases................      236           --
Construction projects in progress....................................      189            127
Land.................................................................       78             74
                                                                        ------         ------
     Total property, plant and equipment.............................    5,847          3,690
Less accumulated depreciation........................................    1,772          1,572
                                                                        ------         ------
     Property, plant and equipment, net..............................   $4,075         $2,118
                                                                        ------         ------
                                                                        ------         ------

     Depreciation expense for the year ending December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997 was $200 million and $15 million, respectively. At December 31, 1998, $10 million of the accumulated depreciation reported in the accompanying balance sheet related to the manufacturing equipment acquired under capital leases that was contributed by Occidental in 1998.

     In July 1998, the depreciable lives of certain assets were increased from a range of 5 to 25 years to a range of 5 to 30 years. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.

10. DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets at December 31, 1998 and 1997 were as follows:

                                                                           1998         1997
                                                                           ----         ----
                                                                             (MILLIONS OF
                                                                               DOLLARS)
Deferred turnaround costs, net..........................................   $ 84         $ 66
Deferred software costs, net............................................     70           44
Deferred pension asset..................................................     30           23
Other...................................................................     73           18
                                                                           ----         ----
     Total deferred charges and other assets............................   $257         $151
                                                                           ----         ----
                                                                           ----         ----

11. OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31, 1998 and 1997 were as follows:

                                                                           1998         1997
                                                                           ----         ----
                                                                             (MILLIONS OF
                                                                               DOLLARS)
Accrued property taxes..................................................   $ 76         $  4
Accrued freight.........................................................     22            8
Accrued payroll costs...................................................     44           19
Accrued interest........................................................     18          --
Accrued severance and other costs related to formation of the
  Partnership...........................................................      3           27
Other...................................................................     37            7
                                                                           ----         ----
     Total other accrued liabilities....................................   $200         $ 65
                                                                           ----         ----
                                                                           ----         ----

12. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt at December 31, 1998 and 1997 was comprised of the following:

                                                                         1998           1997
                                                                        ------         ------
                                                                        (MILLIONS OF DOLLARS)
Bank credit facilities:
     5-year term credit facility.....................................   $1,150         $  800
     $500 million credit agreement...................................      152           --
Other debt obligations:
     Medium-term notes (2000 - 2005).................................      163            194
     10.00% Notes due in 1999........................................      150            150
     9.125% Notes due in 2002........................................      100            100
     6.5% Notes due in 2006..........................................      150            150
     7.55% Debentures due in 2026....................................      150            150
     Other...........................................................     --                4
                                                                        ------         ------
          Total long-term debt.......................................    2,015          1,548
Less current maturities..............................................      150             36
                                                                        ------         ------
     Long-term debt, net.............................................    1,865          1,512
Capital lease obligations (5.89% due in 2000)........................      205           --
                                                                        ------         ------
          Total long-term debt and lease obligations.................   $2,070         $1,512
                                                                        ------         ------
                                                                        ------         ------

     Aggregate maturities of long-term debt during the five years subsequent to December 31, 1998 are as follows: 1999 - $302 million; 2000 - $247 million; 2001 - $90 million; 2002 - $1.251 billion; 2003 - $29 million. All of the above debt is guaranteed by the partners.

     The medium-term notes mature at various dates from 2000 to 2005 and have a weighted average interest rate of 9.87 percent and 9.83 percent at December 31, 1998 and 1997, respectively.

     The Partnership has a five-year, $1.25 billion credit facility (the 'Facility') with a group of banks expiring November 2002. Borrowings under the Facility bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR plus 1/2 of 1 percent, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending on the type of borrowing made under the Facility. Borrowings under the Facility had a weighted average interest rate of 5.8 percent and 5.7 percent at December 31, 1998 and 1997, respectively.

     On June 12, 1998, the Partnership entered into a $500 million credit agreement consisting of a $250 million revolving credit facility and a $250 million one-year term facility. Borrowings under the $500 million credit agreement bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR plus 0.625 percent, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks. At December 31, 1998, the weighted average interest rate for borrowings under the $500 million credit agreement was 6.1 percent.

     The Facility and the $500 million credit agreement (the 'Bank Credit Facilities') are available for working capital and general purposes as needed and contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations.

     In February 1999, the Partnership issued $900 million of debt securities. The debt securities include $300 million of 8.50 percent Notes, which will mature on February 15, 2004, and $600 million of 8.75 percent Notes, which will mature on February 15, 2009. The Partnership intends to use the net proceeds from this offering (i) to repay the $205 million outstanding under a capitalized lease obligation relating to the Partnership's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement will be terminated, (iii) to repay the outstanding $150 million, 10.0 percent Notes due in June 1999, upon maturity and
(iv) to the extent of the remaining net proceeds, reduce outstanding borrowings under the Facility and for Partnership working capital. Outstanding borrowings under the Partnership's $500 million credit agreement that are payable in 1999 are included as long-term obligations of the Partnership in the accompanying balance sheet at December 31, 1998 based on the expectation that these borrowings will be refinanced as described above.

13. UNUSUAL CHARGES

     In December 1997, the Partnership recorded $42 million of unusual charges related to the formation of the Partnership. These charges included severance and other costs related to a workforce reduction (approximately 430 employees) that resulted from the consolidation of the businesses contributed to the Partnership ($30 million), various closing costs ($6 million), and various other charges ($6 million). Approximately $15 million of these charges were paid in 1997 and $27 million were included in other accrued liabilities at December 31, 1997. During the year ended December 31, 1998, approximately $24 million of these charges were paid and $3 million were included in other accrued liabilities at December 31, 1998.

     During 1998, the Partnership recorded and paid $35 million of unusual charges related to its initial formation and the addition of Occidental to the Partnership. These charges included transition personnel costs ($14 million), costs associated with the consolidation of certain operations and facilities ($11 million), operating and transition services provided by Occidental Chemical ($7 million), various closing costs ($2 million), and other miscellaneous charges ($1 million).

14. LEASES

     At December 31, 1998, future minimum lease payments for capital and operating leases with noncancelable lease terms in excess of one year were as follows:

                                                                            CAPITAL    OPERATING
                                                                            -------    ---------
                                                                                (MILLIONS OF
                                                                                  DOLLARS)
1999.....................................................................    $  13       $ 101
2000.....................................................................      208          74
2001.....................................................................     --            58
2002.....................................................................     --            44
2003.....................................................................     --            38
Thereafter...............................................................     --           336
                                                                            -------    ---------
     Total minimum lease payments........................................      221       $ 651
                                                                                       ---------
                                                                                       ---------
Imputed interest.........................................................      (16)
                                                                            -------
Present value of minimum lease payments..................................    $ 205
                                                                            -------
                                                                            -------

     Operating lease net rental expense was $110 million for the year ending December 31, 1998 and $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

     The Partnership is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1998, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                                                   AMOUNT
                                                                            ---------------------
                                                                            (MILLIONS OF DOLLARS)
1999.....................................................................           $  29
2000.....................................................................              28
2001.....................................................................              24
2002.....................................................................              23
2003.....................................................................              23
Thereafter...............................................................             142
                                                                                   ------
     Total minimum contract payments.....................................           $ 269
                                                                                   ------
                                                                                   ------

     The Partnership's total purchases under these agreements were $33 million for the year ending December 31, 1998 and $3 million during the period from December 1, 1997 (inception) to December 31, 1997.

15. RETIREMENT PLANS

     All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by the Partnership. The plans became effective on January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to the Partnership on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to the Partnership on May 15, 1998. In connection with the formation of the Partnership, there were no pension assets or obligations contributed to the Partnership, except for the union represented plans described above. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. The Partnership accrues pension costs based on an actuarial valuation and funds the plans through contributions to pension trust funds. The Partnership also has unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

     The following table provides a reconciliation of benefit obligations, plan assets and funded status of the retirement plans at December 31, 1998 and 1997:

                                                                                    1998          1997
                                                                                    -----         -----
                                                                                       (MILLIONS OF
                                                                                         DOLLARS)
Change in benefit obligation:
     Benefit obligation, January 1...............................................   $  21         $ --
     Benefit obligation contributed at inception of Partnership..................      --           21
     Benefit obligation contributed by Occidental................................      46          --
     Service cost................................................................      16          --
     Interest cost...............................................................       5          --
     Actuarial loss (gain).......................................................       5          --
     Benefits paid...............................................................      (5)         --
                                                                                    -----         -----
     Benefit obligation, December 31.............................................   $  88         $  21
                                                                                    -----         -----
                                                                                    -----         -----
Change in plan assets:
     Fair value of plan assets, January 1........................................   $  40         $--
     Fair value of plan assets contributed at inception of Partnership...........    --              40
     Fair value of plan assets contributed by Occidental.........................      51          --
     Actual return of plan assets................................................       1          --
     Partnership contributions...................................................       1          --
     Benefits paid...............................................................      (5)         --
                                                                                    -----         -----
     Fair value of plan assets, December 31......................................   $  88         $  40
                                                                                    -----         -----
                                                                                    -----         -----
Funded status....................................................................   $--           $  19
Unrecognized actuarial loss (gain)...............................................      13             4
                                                                                    -----         -----
     Net amount recognized.......................................................   $  13         $  23
                                                                                    -----         -----
                                                                                    -----         -----
Amounts recognized in the Balance Sheets consist of:
     Prepaid benefit cost........................................................   $  30         $  23
     Accrued benefit liability...................................................     (17)         --
                                                                                    -----         -----
     Net amount recognized.......................................................   $  13         $  23
                                                                                    -----         -----
                                                                                    -----         -----
Weighted-average assumptions as of December 31:
     Discount rate...............................................................    6.75%         7.25%
     Expected return on plan assets..............................................    9.50%         9.00%
     Rate of compensation increase...............................................    4.75%         4.75%

     As of December 31, 1998, Equistar had defined benefit pension plans where the accumulated benefit obligation exceeded the fair value of plan assets. The accumulated benefit obligation exceeded the fair value of plan assets by $19 million for these plans as of December 31, 1998. As of December 31, 1998 and 1997, Equistar had defined benefit pension plans where the fair value of plan assets exceeded the accumulated benefit obligation. The fair value of plan assets exceeded the accumulated benefit obligation by $19 million for these plans as of December 31, 1998 and 1997.

     The Partnership's net periodic pension cost for 1998 included the following components:

                                                                          1998
                                                                  ---------------------
                                                                  (MILLIONS OF DOLLARS)
Components of net periodic benefit cost:
Service cost...................................................           $  16
Interest cost..................................................               5
Expected return on plan assets.................................              (6)
                                                                         ------
Net periodic benefit cost......................................           $  15
                                                                         ------
                                                                         ------

     As the non-union plans became effective on January 1, 1998, the Partnership did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997.

     Effective January 1, 1998, the Partnership also maintains voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, the Partnership contributes an amount equal to 160 percent of employee contributions up to a maximum matching contribution of eight percent of the employee's base salary. Contributions to the plans by the Partnership were $7 million and less than $1 million for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Partnership sponsors unfunded postretirement benefit plans other than pensions ('OPEB') for both salaried and non-salaried employees, which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, the Partnership pays approximately 80 percent of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time. In connection with the formation of the Partnership on December 1, 1997, Lyondell and Millennium contributed $31 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership. Upon joining the Partnership in May 1998, Occidental contributed $14 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership. The following table provides a reconciliation of benefit obligations and funded status of the OPEB plans at December 31, 1998 and 1997:

                                                                                    1998          1997
                                                                                    -----         -----
                                                                                       (MILLIONS OF
                                                                                         DOLLARS)

Change in benefit obligation:
     Benefit obligation, January 1...............................................   $  50         $--
     Benefit obligation contributed at inception of Partnership..................    --              50
     Benefit obligation contributed by Occidental................................      14          --
     Service cost................................................................       3          --
     Interest cost...............................................................       4          --
     Actuarial loss (gain).......................................................      (2)         --
                                                                                    -----         -----
     Benefit obligation, December 31.............................................   $  69         $  50
                                                                                    -----         -----
                                                                                    -----         -----
Funded status....................................................................   $ (69)        $ (50)
     Unrecognized actuarial loss (gain)..........................................      16            19
                                                                                    -----         -----
Net amount recognized............................................................   $ (53)        $ (31)
                                                                                    -----         -----
                                                                                    -----         -----
Amounts recognized in the Balance Sheets consist of:
     Prepaid benefit cost........................................................   $--           $  --
     Accrued benefit liability...................................................     (53)          (31)
                                                                                    -----         -----
     Net amount recognized.......................................................   $ (53)        $ (31)
                                                                                    -----         -----
                                                                                    -----         -----
Weighted-average assumptions as of December 31:
     Discount rate...............................................................    6.75%         7.25%
     Rate of compensation increase...............................................    4.75%         4.75%

     Because the OPEB plans are unfunded, there was no change in the plan assets during the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997.

     The Partnership's postretirement benefit costs for 1998 included the following components:

                                                                                                        1998
                                                                                                ---------------------
                                                                                                (MILLIONS OF DOLLARS)
Components of net periodic benefit cost:
       Service cost..........................................................................           $   3
       Interest cost.........................................................................               4
       Expected return of plan assets........................................................        --
                                                                                                       ------
Net periodic benefit cost....................................................................           $   7
                                                                                                       ------
                                                                                                       ------

     The accrued postretirement benefit liabilities at December 31, 1997 were calculated and contributed as of December 31, 1997; therefore, there was no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

     For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1998 was 7.0 percent for 1999-2001 and 5.0 percent thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1998 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit liability as of December 31, 1998 by $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

17. COMMITMENTS AND CONTINGENCIES

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

     Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the year ended December 31, 1998, the Partnership incurred $5 million in expenses for these uninsured claims and liabilities. No expenses were incurred for these uninsured claims and liabilities during the period December 1, 1997 (inception) to December 31, 1997.

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

18. SEGMENT INFORMATION

     Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership has identified two segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and the oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. The petrochemicals segment also includes the production and sale of aromatics including benzene and toluene. The polymers segment consists of polyolefins including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, concentrates and compounds, and polymeric powders.

     No customer accounted for 10 percent or more of sales.

     The accounting policies of the segments are the same as those described in 'Summary of Significant Accounting Policies' (see Note 2).

     Summarized financial information concerning the Partnership's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

FOR THE YEAR ENDED DECEMBER 31, 1998

                                 PETROCHEMICALS    POLYMERS
                                    SEGMENT         SEGMENT     UNALLOCATED    ELIMINATIONS    CONSOLIDATED
                                 --------------    ---------    -----------    ------------    ------------
                                                           (MILLIONS OF DOLLARS)
Sales and other operating
  revenues:
     Customers................       $2,351         $ 2,012       $--            $ --             $4,363
     Intersegment.............        1,112              46        --              (1,158)        --
                                    -------        ---------    -----------    ------------    ------------
                                     $3,463         $ 2,058       $--            $ (1,158)        $4,363
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Unusual charges...............       $--            $ --          $    35        $ --             $   35
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Operating income..............       $  319         $   177       $  (214)       $ --             $  282
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Depreciation and amortization
  expense.....................       $  152         $    65       $    51        $ --             $  268
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Capital expenditures..........       $   71         $   116       $    13        $ --             $  200
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Total assets..................       $2,997         $ 2,035       $ 1,636        $ --             $6,668
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------

FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO DECEMBER 31, 1997

                                 PETROCHEMICALS    POLYMERS
                                    SEGMENT         SEGMENT     UNALLOCATED    ELIMINATIONS    CONSOLIDATED
                                 --------------    ---------    -----------    ------------    ------------
                                                           (MILLIONS OF DOLLARS)
Sales and other operating
  revenues:
     Customers................       $  179         $   186       $--             $--             $  365
     Intersegment.............          105           --           --               (105)         --
                                    -------        ---------    -----------    ------------    ------------
                                     $  284         $   186       $--             $ (105)         $  365
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Unusual charges...............       $--            $ --          $    42         $--             $   42
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Operating income..............       $   47         $    22       $   (54)        $--             $   15
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Depreciation and amortization
  expense.....................       $    7         $     7       $     5         $--             $   19
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Capital expenditures..........       $    7         $     4       $     1         $--             $   12
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------
Total assets..................       $1,668         $ 1,504       $ 1,428         $--             $4,600
                                    -------        ---------    -----------    ------------    ------------
                                    -------        ---------    -----------    ------------    ------------

19. SUBSEQUENT EVENTS

     In January 1999, the Partnership announced that it was going to shut down and 'mothball' its gas phase HDPE reactor at Port Arthur, Texas, on March 31, 1999, as part of its long-term strategy to maximize value. The shutdown will reduce the Partnership's HDPE capacity by 300 million pounds per year and reduce employment at the unit from 200 to approximately 125. Customers for products from the mothballed unit will be supplied with comparable products produced at the Partnership's Matagorda, Victoria, and La Porte, Texas, facilities.

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           CHARGED        CHARGED
                                           BALANCE AT        TO          TO OTHER                           BALANCE AT
                                            BEGINNING     COSTS AND      ACCOUNTS-        DEDUCTION           END OF
                                            OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE          OF PERIOD
                                           -----------    ---------    -------------      ---------         ----------
                                                                          (IN MILLIONS)
DESCRIPTION
Year ended December 31, 1996
     Deducted from asset accounts:
     Allowance for doubtful accounts....     $    16       $     1        $    --          $     9(a)(b)      $    8
          Valuation Allowance...........          --            --            112(c)            --               112
Year ended December 31, 1997
     Deducted from asset accounts:
     Allowance for doubtful accounts....           8                            2(d)             4(a)              2
     Valuation Allowance................         112                                           (31)(c)           143
Year ended December 31, 1998
     Deducted from asset accounts:
     Allowance for doubtful accounts....           2             1                                                 3
          Valuation Allowance...........         143            (7)                                              136

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

                                      S-1





                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as................................. 'SS'
The registered trademark symbol shall be expressed as.................... 'r'
Characters normally expressed as subscript shall be expressed as baseline characters.