Form 10-Q
period 1999-04-30
MILLENNIUM CHEMICALS INC
filed 1999-05-14
CIK 1018099

--------------------------------------------------------------------------------

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

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,879,586 shares of Common Stock, par value $.01 per share, as of May 12, 1999.




----------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

                                     Part 1

         Item 1  Financial Statements..........................................

         Item 2  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................

         Item 3  Quantitative and Qualitative Disclosures about Market Risk....

Part II

         Item 6  Exhibits and Reports on Form 8-K..............................

         Signature  ...........................................................

         Exhibit Index.........................................................

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: material changes in the relationship between industry production capacity and operating rates on the one hand, and demand for the products of Millennium
Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar"), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's and Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule; difficulties in addressing Year 2000 issues on a timely basis by the Company, Equistar, their suppliers or their customers; and, other unforeseen circumstances. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                   March 31,        December 31,
                                                     1999              1998
                                                 -------------     -------------
                                                 (Unaudited)
Assets
Current assets
     Cash and cash equivalents                 $          121    $          103
     Trade receivables, net                               251               242
     Inventories                                          293               334
     Assets of discontinued interests                      26               148
     Other current assets                                 123               109
                                                 -------------     -------------
            Total current assets                          814               936
Property, plant and equipment, net                        988             1,044
Investment in Equistar                                  1,502             1,519
Other assets                                              191               189
Goodwill                                                  411               412
                                                 -------------     -------------
            Total assets                       $        3,906    $        4,100
                                                 =============     =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                             $           27    $           29
     Current maturities of long-term debt                  10                14
     Trade accounts payable                               107               113
     Income taxes payable                                  21                23
     Accrued expenses and other liabilities               184               200
                                                 -------------     -------------
            Total current liabilities                     349               379
Long-term debt                                            966             1,039
Deferred income taxes                                     246               334
Other                                                     833               755
liabilities
                                                 -------------     -------------
            Total liabilities                           2,394             2,507
                                                 -------------     -------------

Commitments and contingencies (Note 6)

Minority interest                                          10                15
Shareholders' equity
     Preferred stock (par value $.01 per share,
        Authorized 25,000,000 shares, none
         issued and Outstanding)                            -                 -
     Common stock (par value $.01 per share,
        Authorized 225,000,000 shares; issued
          77,873,586 shares each in 1999 and
          1998)                                             1                 1
     Paid in capital                                    1,333             1,333
     Retained earnings                                    303               294
     Treasury stock (at cost; 3,437,781 shares
      and 502,572 shares in 1999 and 1998,
      respectively)                                      (61)               (7)
     Unearned restricted shares                          (32)              (35)
     Cumulative other comprehensive income               (52)              (15)
     Deferred compensation                                 10                 7
                                                 -------------     -------------
            Total shareholders' equity                  1,502             1,578
                                                 -------------     -------------
            Total liabilities and
             shareholders' equity              $        3,906             4,100
                                                 =============     =============



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                Three Months Ended March 31,
                                                    1999             1998
                                               -------------------------------
                                                          (Unaudited)

Net sales                                    $          383    $          399
Operating costs and expenses
     Cost of products sold                              274               285
     Depreciation and amortization                       24                23
     Selling, development and administrative
       expense                                           45                33
                                               -------------     -------------
              Operating income                           40                58
Interest expense                                       (18)              (20)
Interest income                                           1                 1
Equity in (loss) earnings of Equistar                   (4)                45
Other expense, net                                      (4)               (2)
                                               -------------     -------------
Income from continuing operations before
     provision for income taxes and minority
     interest                                           15                82
Provision for income taxes                             (6)              (36)
                                               -------------     -------------
Income from continuing operations before
     minority interest                                   9                46
Minority interest                                        -                 -
                                               -------------     -------------
Income from continuing operations                        9                46
Income from discontinued operations
    (net of income taxes of $3)                          -                 4
                                               -------------     -------------
Net income                                   $           9     $          50
                                               =============     =============




Income per share from continuing             $         0.12    $        0.61
  operations
Income per share from discontinued
  operations                                             -              0.06
                                               -------------     -------------
Net income per share - basic                 $         0.12             0.67
                                               =============     =============
Net income per share - diluted               $         0.12    $        0.66
                                               =============     =============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)


                                                   Three Months Ended March 31,
                                                       1999             1998
                                                  ------------------------------
                                                           (Unaudited)
Cash flows from operating activities
     Income from continuing operations            $          9   $           46
     Adjustments to reconcile net income to
      net cash provided
        by operating activities
        Depreciation and amortization                       24               23
        Provision for deferred income taxes                  5               21
        Restricted stock amortization                        3                3
        Equity (earnings) loss                               4             (45)
        Unrealized translation loss                          3                -
        Changes in assets and liabilities
            Increase in trade receivables                 (16)             (15)
            Decrease in inventories                         31                3
            Increase in other current assets              (14)                -
            Increase in investments and other assets       (5)              (3)
            Decrease in trade accounts payable             (2)              (1)
            Decrease in accrued expenses and other
              liabilities and income taxes payable        (12)             (23)
            Decrease in other liabilities                 (16)              (8)
                                                  -------------    -------------
        Cash provided by operating activities               14                1
Cash flows from investing activities
     Capital expenditures                                 (29)             (27)
     Accounts receivable collection through Equistar        -               205
     Distributions from Equistar, net of
      liabilities paid in 1998                              15               44
     Proceeds from syngas transactions                     123                -
     Proceeds from sale of fixed assets                      8                4
                                                  -------------    -------------
        Cash provided by investing activities              117              226
Cash flows from financing activities
     Repurchases of common stock                          (51)                -
     Dividend to shareholders                                -             (11)
     New borrowings                                          7                -
     Repayment of long-term debt                          (64)            (288)
     (Decrease) increase in notes payable                  (2)               56
                                                  -------------    -------------
         Cash used in financing activities               (110)            (243)
Effect of exchange rate changes on cash                    (3)               10
                                                  -------------    -------------
Increase (decrease) in cash and cash equivalents            18              (6)
Cash and cash equivalents at beginning of year             103               64
                                                  -------------    -------------
Cash and cash equivalents at end of period        $        121     $         58
                                                  =============    =============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS)



                                                                                                             Cumulative
                                                                                                Unearned        Other
                                  Common Stock   Treasury    Deferred    Paid In   Retained   Restricted   Comprehensive
                                  Shares  Amount  Stock    Compensation  Capital   Earnings     Shares        Income       Total
                                 ------- ------- --------- ------------- -------- ---------- ------------ --------------  ---------
 Balance at December 31, 1998         77 $     1  $    (7)  $         7  $  1,333  $    294  $       (35) $         (15)   $  1,578
 Comprehensive income
      Net income                                                                          9                                       9
      Other comprehensive income                                                                                                  -
        Currency translation
          adjustment                                                                                                (37)       (37)
                                 ------- ------- --------- ------------ --------- --------- ------------  --------------  ---------
 Total comprehensive income           -        -         -            -         -         9            -            (37)       (28)
 Amortization and adjustment of
      unearned restricted shares                                                                       3                          3
 Shares held by rabbi trust                            (3)            3                                                           -
 Repurchase of common stock                           (51)                                                                     (51)
                                 ------- ------- --------- ------------ --------- --------- ------------  --------------  ---------
 Balance at March 31, 1999
   (unaudited)                        77 $     1 $    (61) $         10 $   1,333 $     303 $       (32)  $         (52)   $  1,502
                                 ======= ======= ========= ============ ========= ========= ============  ==============  =========



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 1-Basis of Presentation and Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals, operating through its subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc., and Millennium Specialty Chemicals Inc.; and, beginning December 1, 1997, through its interest in Equistar Chemicals, LP ("Equistar"), a joint venture formed by the Company and Lyondell Chemical Company ("Lyondell") to jointly own and operate the petrochemical and polymer businesses of the Company and Lyondell. On May 15, 1998, the Company's interest in Equistar was reduced to 29.5% with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental Petroleum Corporation's ("Occidental") chemical subsidiary (see Note 2).

The Company was incorporated on April 18, 1996, and has been publicly owned since October 1, 1996, when Hanson PLC ("Hanson") transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company's common stock ("Common Stock") were distributed pro rata to Hanson's shareholders (the "Demerger").

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented in conformity with generally accepted accounting principles. Such adjustments consist only of normal recurring items. All significant intercompany accounts and transactions have been eliminated.


Note 2-Acquisitions and Dispositions

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its polyethylene, performance polymer and ethyl alcohol businesses. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. A subsidiary of the Company guarantees $750 of Equistar's credit facility.

Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemical subsidiary. Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from this transaction.

Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity among the partners may be made by Lyondell's representatives alone.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 2-Acquisitions and Dispositions--Continued

The investment in Equistar at the date of contribution represented the carrying value of the Company's contributed net assets, less cash received, and approximated the fair market value of its interest in Equistar based upon independent valuation. The difference between the carrying value of the Company's investment and its underlying equity in the net assets of Equistar has been reduced from $617 to $404 as a result of adding Occidental as a partner and is being amortized over 25 years. The Company accounts for its interest in Equistar using the equity method.

On July 1, 1998, the Company completed the acquisition of 99% of the voting shares and 72% of total shares of Titanio do Brazil S.A. ("Tibras"), Brazil's only integrated TiO2 producer, for $129, including assumed debt. This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired, principally property, plant and equipment and working capital based on their fair value. The two operations comprising Tibras included a plant which has capacity to produce approximately 60 thousand metric tons per year of TiO2 and a mineral sands mine with over 2 million metric tons of recoverable reserves.

On January 18, 1999, the Company completed transactions with Linde AG ("Linde") relating to the Company's synthesis gas ("syngas") unit in La Porte, Texas, and a 15% interest in its methanol business, whereby the Company received $122.5 in cash. Linde operates the syngas facility under a long-term lease with a purchase option. In addition, Linde operates and holds a 15% interest in the methanol facility. No gain or loss resulted from these transactions.

In March 1996, the Company sold a 73.6% interest in Suburban Propane, through an initial public offering of 21,562,500 common units in a new master limited partnership, Suburban Propane Partners, L.P., and received aggregate proceeds from the sale of the common units and the issuance of notes of the Suburban Propane operating partnership, Suburban Propane, L.P., of approximately $831, resulting in a pre-tax gain of $210. The Company retained a combined subordinated and general partnership interest of 26.4% in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively "Suburban Propane"). On November 27, 1998, the Company entered into an agreement to sell its remaining interest to Suburban Propane and its management for $75 in cash, with an expected net after-tax gain of approximately $30. As such, Suburban Propane is reflected as a discontinued operation for all periods presented and the Company's interest at March 31, 1999 is included in Assets of discontinued interests. This transaction is expected to be completed in the second quarter of 1999.


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

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

                                           March 31,        December 31,
                                              1999              1998
                                          -------------     -------------
                                          (Unaudited)

                Inventories
                Finished products       $          138    $          139
                In-process products                 26                28
                Raw materials                       79               117
                Other inventories                   50                50
                                          -------------     -------------
                                        $          293     $         334
                                          =============     =============

Inventories valued on a LIFO basis were approximately $41 less than the amount of such inventories valued at current cost at March 31, 1999 and December 31, 1998, respectively.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at March 31, 1999.

Environmental Liabilities and Expenditures: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such other parties has been agreed) and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Foreign Currency Translation: Assets and liabilities of the Company's foreign operating subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period. Resulting translation adjustments are recorded as a currency translation adjustment in Shareholders' equity. Gains and losses resulting from foreign exchange changes on transactions denominated in currencies other than the functional currency are recognized in income in the Consolidated Statements of Income except for gains and losses on hedges of net investments which are included as a component of Shareholders' equity.

Federal Income Taxes: Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using enacted marginal tax rates of the respective tax jurisdictions. Deferred income tax expense (credit) is based on the changes in the assets and liabilities from period to period.

The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Company's subsidiaries.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

Earnings per share: The weighted-average number of common equivalent shares outstanding used in computing earnings per share for 1999 and 1998 was as follows:

                                                             March 31,
                                                       1999              1998
                                                 -------------------------------
                                                            (Unaudited)
                Basic                               73,777,860        75,099,648
                Options                                    140           112,665
                Restricted shares                      350,603           114,685
                                                 -------------     -------------
                Diluted                             74,128,603        75,326,998
                                                 =============     =============


Note 4-Long-Term Debt and Credit Arrangements

                                                    March 31,       December 31,
                                                       1999             1998
                                                    -----------    -------------
                                                    (Unaudited)
Revolving Credit Facility bearing
    interest at the bank's prime lending rate,
    or at LIBOR or NIBOR plus .275%, at the
    option of the Company, plus a Facility
    Fee of .15% to be paid quarterly                   $      184   $        235
7% Senior Notes due 2006 (net of unamortized
     discount of $.5 and $.5)                                 500            500
7.625% Senior Debentures due 2026 (net of unamortized
     discount of $1.1 and $1.1)                               249            249
Debt payable through 2007 at interest rates ranging
     from 2.4% to 22%                                          43             69
Less current maturities of long-term debt                    (10)           (14)
                                                    -------------  -------------
                                                       $      966   $      1,039
                                                    =============  =============

Under the Revolving Credit Agreement, as amended on October 20, 1997, certain of the Company's subsidiaries may borrow up to $500 under an unsecured multi-currency revolving credit facility, which matures in July 2001 (the "Credit Agreement" or the "Revolving Credit Facility"). The Company is the guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale-and-leaseback transactions; (iii) engage in mergers, consolidations or sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 4-Long-Term Debt and Credit Arrangements -- Continued

The Senior Notes and Senior Debentures were issued by Millennium America Inc., a wholly owned subsidiary of the Company, and are guaranteed by the Company. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America Inc. and its Restricted Subsidiaries (as defined) to grant liens or enter into sale-and-leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America Inc. and the Company to merge, consolidate or transfer substantially all of their respective assets.


Note 5-Related Party Transactions

One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas, facility up to a maximum of 330 million pounds per year. The initial term of the contract expires December 1, 2000. Thereafter, the contract automatically renews annually. Either party may terminate on one year's notice.


Note 6-Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $176 and has accrued $176 as of March 31, 1999.

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally 1-to 8-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 aggregate approximately $1,100 and expire between 1999 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance chemicals, are generally pursuant to 1-to 5-year contracts with prices based on the market price and which expire between 1999 and 2008.

The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the Demerger stock dividend for United Kingdom tax purposes for Hanson and Hanson's shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 6-Commitments and Contingencies -- Continued


agreed that the Company's Board of Directors will be the only medium through which strategic control and policy-making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1 prior to October 1, 2001, when it will expire.

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed, for purposes of United Kingdom corporation tax on chargeable gains, to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company, adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7-Operations by Industry Segment

The Company's principal operations are grouped into three business segments: titanium dioxide, acetyls and specialty fragrance chemicals.

The following is a summary of the Company's operations by industry segment:

                                                 Three Months Ended
                                                      March 31,
                                                 1999             1998
                                            ------------------------------
                                                      (Unaudited)

Net sales
     Titanium dioxide                      $          300   $          282
     Acetyls                                           49               78
     Specialty fragrance chemicals                     34               39
                                             -------------    -------------
                                           $          383   $          399
                                             =============    =============

Depreciation and amortization
     Titanium dioxide                      $           18   $           16
     Acetyls                                            4                6
     Specialty fragrance chemicals                      2                1
                                             -------------    -------------
                                            $          24   $           23
                                             =============    =============

Operating income
     Titanium dioxide                      $           27   $           35
     Acetyls                                            4               11
     Specialty fragrance chemicals                      9               12
                                             -------------    -------------
                                           $           40               58
                                             =============    =============

Capital expenditures
     Titanium dioxide                      $           25   $           15
     Acetyls                                            2                9
     Specialty fragrance chemicals                      2                3
                                             -------------    -------------
                                           $           29   $           27
                                             =============    =============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 8-Information on Millennium America Inc.

Millennium America Inc., a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America Inc. is the issuer of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026, is a borrower under the Company's Revolving Credit Agreement and guarantees $750 borrowed by Equistar under an Equistar credit facility. Accordingly, the following summarized financial information is provided for Millennium America Inc.

                                             March 31,        December 31,
                                               1999              1998
                                           -------------     -------------
                                            (Unaudited)

Current assets                            $          430   $           538
Investment in Equistar                             1,502             1,519
Noncurrent assets                                  1,069             1,060
Receivable from affiliates                           462               491
                                            -------------     -------------
     Total assets                         $        3,463             3,608
                                            =============     =============

Current liabilities                       $          204               211
Noncurrent liabilities                             1,935             2,000
Invested capital                                   1,009             1,052
Payable to parent and affiliates                     315               345
                                            -------------     -------------
  Total liabilities and invested
    capital                               $        3,463    $        3,608
                                            =============     =============

                                                 Three Months Ended
                                                      March 31,
                                                1999              1998
                                            -------------     -------------
                                              (Unaudited)

Net sales                                 $          224               258
Operating income                                      25                36
Net income                                             8                34

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9-Information on Equistar

The following is summarized financial information for Equistar:

                                                March 31,        December 31,
                                                   1999              1998
                                              -------------     -------------
                                               (Unaudited)

Current assets                              $        1,161             1,130
Noncurrent assets                                    5,541             5,538
                                              -------------     -------------
   Total assets                             $        6,702      $      6,668
                                              =============     =============

Current liabilities                         $          574      $        638
Noncurrent liabilities                               2,286             2,145
Partners' capital                                    3,842             3,885
                                              -------------     -------------
   Total liabilities and partners'
    capital                                 $        6,702      $      6,668
                                              =============     =============

                                                    Three Months Ended
                                                       March 31,
                                                  1999              1998
                                              -------------     -------------
                                               (Unaudited)

Net sales                                   $        1,104             1,021
Operating income                                        47               146
Net income                                               7               121

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into three business segments: titanium dioxide, acetyls and specialty fragrance chemicals. The Company also holds a 29.5% interest in Equistar Chemicals, LP ("Equistar"). From December 1, 1997 to May 15, 1998, the Company had a 43% interest in Equistar. The Company's interest in Equistar is accounted for using the equity method. (See Note 2 to the Consolidated Financial Statements.) A discussion of Equistar's financial results for the relevant period is included below since the Company's interest in Equistar is a significant component of its business.

The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" should be reviewed carefully.


RESULTS OF OPERATIONS

The Company had operating income of $40 million for the three months ended March 31, 1999, a decrease of $18 million (31%) from the same period of 1998. All three business segments had lower earnings than in last year's first quarter.

In the TiO2 segment, higher costs from planned and unplanned production slowdowns negatively impacted profits. In addition, price competition in Europe limited sales to the region, where sales volumes were 27% lower than in the first quarter of 1998. The addition of the TiO2 operations in Brazil last July helped soften the negative impact to profits. The acetyl segment continued to experience pricing difficulties in oversupplied markets. Specialty fragrance chemicals was also impacted by lower demand and lower prices due in part to increased industry capacity.

Net income for the three months ended March 31, 1999 was $9 million, an 82% decrease from the quarter ended March 31, 1998 of $50 million. In addition to the lower results from the Company's principal operations, Equistar's earnings were also lower. The Company's equity earnings in Equistar fell from $45 million for the first quarter of 1998 to a $4 million loss for the first quarter of 1999. Again, lower pricing was the major contributing factor due to overcapacity in the ethylene and derivatives marketplace.

Titanium dioxide: First quarter 1999 operating profit of $27 million compared to $35 million for the first quarter 1998, down $8 million (23%). Higher costs from planned and unplanned production slowdowns offset higher selling prices. Also contributing to the lower profits from period to period was the devaluation of the Brazilian real, which negatively impacted operating profits by $3 million. In addition, the recent plant expansion at the Stallingborough, United Kingdom, location resulted in a $3 million write-off of redundant assets.

Overall sales volume for the first quarter, including volume from the Brazilian operations acquired in July 1998, was up only 1% from the prior year's first quarter. Although first quarter European sales were down considerably (27%) from the first quarter of 1998, demand improved 15% in the Asia/Pacific markets over the first quarter of 1998. European sales were lower this quarter, reflecting a strong first quarter in 1998 and customer destocking in 1999. Demand slowed and pricing became more competitive in that region, although some improvement was seen in March of this year, with volume up 28% from February.

First quarter 1999 average selling prices were up 6.5% over the comparable period last year. Price increases were implemented in all markets and regions. As discussed above, prices have recently been pressured by strong competition in Europe, with first quarter 1999 average prices 2% lower than the last quarter of 1998. Such pressure is expected to continue through the second quarter.

The overall plants' operating rate for the first quarter of 1999 fell from the same period last year from 97% to 81%. This rate was based on an annual effective capacity of 712,000 metric tons in 1999 compared with 671,000 metric tons in 1998. The decline in the operating rate was due primarily to production restrictions to help balance supply and demand and to unexpected production difficulties. Operating rates and costs are expected to improve as production is ramped up for the seasonal increase in demand and production difficulties are resolved.

Acetyls: This segment suffered in all product lines. Operating profit was down 64% from the first quarter of 1998 to $4 million for the three months ended March 31, 1999. Lower sales volume and prices offset improved production costs within the business.

Methanol prices were down 36%, acetic acid prices were down 16%, and vinyl acetate monomer ("VAM") prices were down 15% during the first quarter 1999 compared to last year's first quarter. Soft demand and customer outages were the cause for lower volume in all areas during the period. VAM profits have also been affected by higher ethylene costs.

Although continued weakness in Asia has affected acetic acid sales volume, demand for VAM in that region has somewhat improved. Temporary relief from oversupply in the methanol markets was experienced late in the quarter as a number of competitor plants were shut down due to poor profitability. Business conditions are expected to be difficult, particularly for methanol and acetic acid, for the remainder of the year.

Specialty fragrance chemicals: Operating income for the three months ended March 31, 1999 was $9 million compared to $12 million for the first quarter of 1998. First quarter sales volume was down 11% compared to the first quarter of last year. Weakness in global fragrance demand and the addition of new competitors into the marketplace have put pressure on sales volume as well as prices. Average selling prices declined 2% compared to the first quarter of 1998.

Offsetting some of this weakness is the declining price of crude sulfate turpentine ("CST"), a key raw material used in the manufacture of specialty fragrance chemicals. First quarter average cost of $1.69 per gallon was 18% lower than the same period last year. Effective April 1, 1999, the price of CST decreased another $0.25 per gallon.

Competitive conditions are expected to remain difficult through the first half of 1999, with some recovery expected later in the year.

Equistar: The Company's share of Equistar's reported operating income was $8 million for the first quarter of 1999, after allocated expenses. This compares to $56 million for the same period of 1998, as trough conditions in the ethylene and ethylene derivative businesses that began in the second half of 1998 continue to be experienced. Both quarters exclude one-time transition costs to form the venture of $1 million and $3 million, respectively, which are included in Other income (expense), net.

Industry production cut backs, both planned and unplanned, and strong demand conditions for olefins reduced inventories and tightened supply in the first quarter compared to the end of 1998, resulting in increasing ethylene prices. However, feedstock costs increased during the period and partially offset the margin improvement from higher ethylene prices.

The Company's 29.5% interest in Equistar resulted in a $4 million (after interest) loss for the quarter as compared to $45 million (after interest) earnings for the first quarter of 1998.

FOREIGN CURRENCY MATTERS

The functional currency of each of the Company's non-United States operations (principally, the operations of Millennium Inorganic Chemicals in the United Kingdom, France, Brazil and Australia) is the local currency. The impact of currency translation in combining the results of operations and financial position of such operations has historically not been material to the consolidated financial position of the Company. The devaluation of Brazil's currency, the real, during the first quarter of 1999, however, resulted in a reduction in consolidated shareholders' equity of $28 million. Future events, which may significantly increase or decrease the risk of future movement in the real, cannot be predicted.

EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the European Union's common currency, the euro. As of that date, the euro began trading on currency exchanges and may be used in business transactions. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and at least January 1, 2002 (but not later than July 1, 2002).

The Company has begun to identify issues associated with the conversion to the euro, including, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the Company does not anticipate system-conversion costs to be material. Since the euro conversion may affect cross-border competition by creating cross-border price transparency, the Company will be assessing its pricing strategies to ensure it remains competitive in a broader European market.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14 million and $1 million for the three months ended March 31, 1999 and 1998, respectively. The increase was due to favorable changes in working capital levels.

Net cash provided by investing activities was $117 million and $226 million for the first quarter of 1999 and 1998, respectively. The 1999 period reflects the proceeds of $123 million from the syngas and methanol transactions and a distribution of $15 million from Equistar, partially offset by capital expenditures of $29 million. 1998 reflects $205 million of accounts receivable collections related to the businesses contributed to Equistar and $44 million in distributions from Equistar.

Net cash used in financing activities was $110 million and $243 million for the three months ended March 31, 1999 and 1998, respectively. Included in first quarter 1999 financing activities was $51 million used to repurchase company stock and $64 million used to repay debt during the 1999 period. The $288 million debt reduction during the first three months of 1998 was funded primarily by the accounts receivable collections mentioned above and $44 million in distributions from Equistar.

The Company expects to spend approximately $120 million in 1999 for capital expenditures, which include a new TiO2 research and development center in the United States and the completion of the SAP implementation.

The Company expects to receive $76 million during the second quarter relating to the sale of its investment in Suburban Propane partnership.

The Board of Directors has authorized the Company to spend up to $200 million to repurchase shares of the Company's outstanding common stock. Through May 10, 1999, 3,731,600 shares have been repurchased at a cost of approximately $73 million.

YEAR 2000

Each of the Company's three business units and its corporate headquarters has established a team to address Year 2000 compliance issues. Plans have been established by each team and actions taken toward the goal of Year 2000 compliance are reported, on a regular basis, to the Company's Operations Committee and its Board of Directors.

The Company has focused its Year 2000 efforts on three major exposure areas: information systems (which includes application software and technical infrastructure), manufacturing process controls (non-IT systems) and supply chain (which includes the Company's significant suppliers and customers). The project phases common to all exposure areas are: 1) inventory/assessment; 2) remediation; 3) testing; 4) implementation; and, 5) designing contingency plans. Key components of each of these phases follows:

     -The inventory/assessment phase involves identifying significant hardware and software that exist throughout the Company. The Company then assigns a business risk to each system and prioritizes each system to determine optimal allocation of resources and funds for Year 2000 remediation work.

     -The remediation phase involves determining whether individual systems will be repaired, replaced or retired and develops plans, schedules and costs for correction. This phase also includes an allocation of resources and execution of a remedial plan.

     -During the testing phase, the performance, functionality and integration of converted or replaced systems are tested.

     -Thereafter, the implementation phase provides for the implementation of fully tested systems into the production environment.

     -Contingency planning safeguards the Company in the event that risk assessments and action plans do not result in Year 2000 compliance or the timetable in which actions are scheduled to be taken is not adequate to ensure compliance by the Year 2000.

During 1997, as a part of a separate project to improve the quality of and access to business information, the Company began a company-wide implementation of the SAP R/3 enterprise system software from SAP America, Inc. ("SAP"). This system integrates information, including financial, human resources, customer and supply chain information, in a single database. The Company has received representations from SAP that the SAP R/3 system has been designed to be Year 2000 compliant. As part of the implementation, system interfaces with the SAP R/3 system have been minimized. Two of the Company's three business units completed their SAP implementations during 1998. The third business unit, Millennium Inorganic Chemicals, has recently completed its first regional implementation of SAP and is on schedule to complete the remaining implementations by the third quarter 1999. The Company has also completed modifications to existing business information systems for Millennium Inorganic Chemicals, as a contingency plan, in the unlikely event that the SAP implementation is not completed on schedule. The Company has outsourced the technical infrastructure for the SAP R/3 system to an internationally recognized provider of these services and has received assurances from the provider that all hardware and related system software are Year 2000 compliant. The Company has not deferred any of its currently planned projects as a result of Year 2000 efforts.

The Company's three business units have completed the inventory phase of the Year 2000 project for non-IT systems. The inventory and assessment phases are substantially complete at all business units. Remediation of non-compliant items is 90% complete at one business unit, 86% at the second and 40% at the third. The Company has targeted October 1999 as the completion date for all five phases of the Year 2000 project. The Company has engaged independent consultants at certain locations to monitor remediation programs for certain systems and to provide additional expertise.

The Company has requested and received Year 2000 compliance information from most of its critical suppliers, customers and other third parties. The Company is in the process of evaluating and assessing these responses. The more significant third-party relationships include suppliers of ores, electrical power, natural gas and industrial gases and providers of transportation such as pipelines, rail and barges. Contingency plans will be developed for significant third-party risks identified by the Company as a result of its evaluations and assessments. Although the Company has planned these actions to address third-party issues and potential impacts to the Company, it often has little direct ability to influence the compliance actions of other parties.

The Company estimates that it will spend $84 million related to the company-wide implementation of SAP, consisting of $48 million for consulting costs, $6 million for hardware, $6 million for software, $13 million for internal human resources, and $11 million for training and incidental costs. The Company estimates that it will spend an additional $15 million for required modifications and replacements of non-IT systems to become Year 2000 compliant, excluding internal human resources costs, which the Company does not measure separately. This estimate excludes Year 2000 costs that may be incurred by Equistar. The total amount spent on the Year 2000 project, to date, was approximately $64 million, of which $56 million was capitalized and $8 million was expensed.

The Company owns a 29.5% interest in Equistar. Equistar has formed a steering committee to oversee all Year 2000 remediation efforts. The chairman of the Equistar Year 2000 Steering Committee reports project progress regularly to the Equistar Governance Committee, which includes representatives from the Company's senior management. The Equistar Year 2000 Steering Committee is in the process of completing an assessment of the state of readiness of the information technology and non-IT systems of Equistar. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third-party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers. The inventory, assessment and remediation phases for Equistar are nearly complete, with the majority of the testing and final implementation to take place in 1999. In addition, Equistar is in the process of replacing the business information systems for the operations contributed by Millennium and Occidental with SAP-based systems. In November 1998, Equistar completed a system-wide implementation of SAP for its polymer business and a portion of its petrochemical business. Conversion of its remaining businesses is expected to be completed in the first half of 1999. The operations of Millennium Petrochemicals are integrally related to those of Equistar's La Porte, Texas, facility from which materials and utilities are sourced. As a result, any Year 2000-related interruption in Equistar's operations at this location could severely impact Millennium Petrochemicals' ability to manufacture and ship products to customers.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. In particular, if suppliers fail to provide the Company with raw materials necessary to manufacture its products, sufficient electrical power and other utilities to sustain its manufacturing processes, or adequate, reliable means of transporting its products to its customers, then any such failure could result in the temporary inability to manufacture and/or ship products to customers. This risk may be mitigated to some extent at Millennium Inorganic Chemicals, where manufacturing capacity is distributed among seven manufacturing locations. Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures, if any, would have a material impact on the Company's results of operations and/or financial condition.

The costs of the Company's Year 2000 project and the dates on which the Company believes it will complete such efforts are based on management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources and the continued progression toward the implementation of SAP at various facilities. There can be no assurance that these estimates will prove to be accurate and, therefore, actual results could differ materially from those anticipated. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

Formal contingency plans for certain Year 2000-related risks have not yet been developed but are expected to include identification of alternate suppliers, allowing for sufficient inventory levels in the event of manufacturing or transportation interruption and replacing electronic applications with manual processes. These plans are expected to be completed by the end of the third quarter of 1999.

The Company's Year 2000 project is expected to reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, the Year 2000 readiness of its significant suppliers and customers. The Company believes that the Year 2000 issues will be addressed on a timely basis. However, in the event that the Year 2000 issues of the Company and/or third parties with whom the Company transacts business are not addressed on a timely basis, it is possible that such issues could have an adverse impact on the Company's operations and/or financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion under the caption "Foreign Currency Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this Quarterly Report is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     11.1         Statement re: computation of per share earnings
     27.1         Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MILLENNIUM CHEMICALS INC.



Date:    May 14, 1999             JOHN E. LUSHEFSKI
                              ___________________________
                              John E. Lushefski
                              Senior Vice President and Chief Financial Officer (as duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

    11.1  Statement re: computation of per share earnings
    27.1  Financial Data Schedule