Form 10-Q
period 1999-06-30
MILLENNIUM CHEMICALS INC
filed 1999-08-16
CIK 1018099

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

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,879,860 shares of Common Stock, par value $.01 per share, as of August 11, 1999, excluding 9,002,726 treasury shares held by the registrant, its subsidiaries and rabbi trusts.


--------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part

  Item 1  Financial Statements............................................... 3

  Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 16

Part II

  Item 3  Quantitative and Qualitative Disclosures About Market Risk........ 23

  Item 4  Submission of Matters to a Vote of Security Holders............... 24

  Item 6  Exhibits and Reports on Form 8-K.................................. 25

  Signature  ............................................................... 26

  Exhibit Index............................................................. 27

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

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------    --------
                                                         (Unaudited)

Assets
Current assets
     Cash and cash equivalents                               $    79    $   103
     Trade receivables, net                                      260        242
     Inventories                                                 315        334
     Assets of discontinued interests                              -        148
     Other current assets                                        104        109
                                                             -------    -------
            Total current assets                                 758        936
Property, plant and equipment, net                               980      1,044
Investment in Equistar                                         1,488      1,519
Other assets                                                     193        189
Goodwill                                                         408        412
                                                             -------    -------
            Total assets                                     $ 3,827    $ 4,100
                                                             =======    =======

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                           $    63    $    29
     Current maturities of long-term debt                         10         14
     Trade accounts payable                                      117        113
     Income taxes payable                                        (1)         23
     Accrued expenses and other liabilities                      161        200
                                                             -------    -------
            Total current liabilities                            350        379
Long-term debt                                                   953      1,039
Deferred income taxes                                            200        334
Other liabilities                                                894        755
                                                             -------    -------
            Total liabilities                                  2,397      2,507
                                                             -------    -------

Commitments and contingencies (Note 6)

Minority interest                                                 11         15
Shareholders' equity
     Preferred stock (par value $.01 per
        share,authorized 25,000,000 shares, none issued
        and outstanding)                                          -           -
     Common stock (par value $.01 per share,
        authorized 225,000,000 shares; issued 77,882,586
        shares in 1999 and 77,873,586 in 1998)                     1          1
     Paid in capital                                           1,338      1,333
     Retained earnings                                           332        294
     Treasury stock (at cost, 7,823,462 shares and 502,572
        shares in 1999 and 1998, respectively)                 (168)        (7)
     Unearned restricted shares                                 (35)       (35)
     Cumulative other comprehensive income                      (58)       (15)
     Deferred compensation                                         9          7
                                                             -------    -------
            Total shareholders' equity                         1,419      1,578
                                                             -------    -------
Total liabilities and shareholders' equity                   $ 3,827    $ 4,100
                                                             =======    =======



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                   1999              1998             1999              1998
                                              -------------------------------    -------------------------------
                                                         (Unaudited)                        (Unaudited)
Net sales                                    $          406   $           408   $          789    $          807
Operating costs and expenses
     Cost of products sold                              281               279              555               564
     Depreciation and amortization                       25                24               49                47
     Selling, development and administrative
       expense                                           55                39              100                72
                                               -------------     -------------    -------------     -------------
              Operating income                           45                66               85               124
Interest expense                                       (18)              (18)             (36)              (38)
Interest income                                           1                 1                2                 2
Equity in (loss) earnings of Equistar                   (7)                10             (11)                55
Other income, net                                        13                12                9                10
                                               -------------     -------------    -------------     -------------
Income from continuing operations before
     provision for income taxes and minority
     interest                                            34                71               49               153

Provision for income taxes                             (16)              (25)             (22)              (61)
                                               -------------     -------------    -------------     -------------
Income from continuing operations before
    minority interest                                    18                46               27                92
Minority interest                                         1                 -                1                 -
                                               -------------     -------------    -------------     -------------
Income from continuing operations                        17                46               26                92
Income (loss) from discontinued operations
  (net of income taxes of $(17), $2, $(17),
  and $(1))                                              31               (3)               31                 1
                                                =============     =============    =============     =============
Net income                                    $          48    $           43   $           57     $          93
                                                =============     =============    =============     =============

Income per share from continuing operations   $        0.24    $         0.61   $         0.36     $        1.23
Income (loss) per share from discontinued
    operations                                         0.45            (0.04)             0.43              0.01
                                               -------------     -------------    -------------     -------------
Net income per share - basic                  $        0.69    $         0.57   $         0.79     $        1.24
                                               =============     =============    =============     =============
Net income per share - diluted                $        0.68    $         0.57   $         0.79     $        1.23
                                               =============     =============    =============     =============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)


                                                       Six Months Ended June 30,
                                                           1999         1998
                                                       -------------------------
                                                              (Unaudited)
Cash flows from operating activities
     Income from continuing operations                          $   26     $  92
     Adjustments to reconcile income to net cash (used)
     provided
        by operating activities
        Depreciation and amortization                               49        47
        Provision for deferred income taxes                          6        26
        Restricted stock amortization                                5         6
        Equity loss (earnings)                                      11      (55)
        Gain on Equistar's asset sale                             (12)         -
        Unrealized foreign exchange loss                             3         -
        Changes in assets and liabilities
            Increase in trade receivables                         (24)      (31)
            Decrease (increase) in inventories                       2      (18)
            Decrease (increase) in other current assets              3      (22)
            Increase in investments and other assets               (4)       (6)
            Increase in trade accounts payable                       5        28
            Decrease in accrued expenses and other
              liabilities and income taxes payable                (66)       (9)
            Decrease in other liabilities                         (13)      (10)
                                                                 -----     -----
        Cash (used) provided by operating activities               (9)        48
Cash flows from investing activities
     Capital expenditures                                         (56)      (69)
     Accounts receivable collection through Equistar                 -       225
     Distributions from Equistar, net of liabilities
     paid in 1998                                                   37       142
     Proceeds from syngas and methanol transactions                123         -
     Proceeds from sale of Suburban Propane                         75         -
     Proceeds from sale of fixed assets                             14         7
                                                                 -----     -----
        Cash provided by investing activities                      193       305
Cash flows from financing activities
     Repurchases of common stock                                 (159)         -
     Dividend to shareholders                                     (19)      (23)
     New borrowings                                                 74        84
     Repayment of long-term debt                                 (134)     (365)
     Increase in notes payable                                      34        17
                                                                 -----     -----
        Cash used in financing activities                        (204)     (287)
Effect of exchange rate changes on cash                            (4)      (15)
                                                                 -----     -----
(Decrease) increase in cash and cash equivalents                  (24)        51
Cash and cash equivalents at beginning of year                     103        64
                                                                 -----     -----
Cash and cash equivalents at end of period                      $   79     $ 115
                                                                 =====     =====


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS)



                                                                                                             Cumulative
                                                                                                Unearned        Other
                                  Common Stock   Treasury    Deferred    Paid In   Retained   Restricted   Comprehensive
                                 Shares   Amount  Stock    Compensation  Capital   Earnings     Shares        Income       Total
                                 ------- ------- --------- ------------- -------- ---------- ------------ --------------  ---------
 Balance at December 31, 1998        77  $     1  $    (7)  $         7  $  1,333  $    294  $       (35) $         (15)   $  1,578
 Comprehensive income
      Net income                                                                         57                                      57
      Other comprehensive income                                                                                                  -
        Currency translation
          adjustment                                                                                                (43)       (43)
                                 ------  ------- --------- ------------ --------- --------- ------------  --------------  ---------
 Total comprehensive income           -        -         -            -         -        57            -            (43)         14
 Amortization and adjustment of
      unearned restricted shares                                                5                                                 5
 Shares held by rabbi trust                            (2)            2                                                           -
 Repurchase of common stock         (7)              (159)                                                                    (159)
 Dividend to shareholders                                                              (19)                                    (19)
                                 ------  ------- --------- ------------ --------- --------- ------------  --------------  ---------
 Balance at June 30, 1999            70  $     1 $   (168) $          9 $   1,338 $     332 $       (35)  $         (58)   $  1,419
                                 ======  ======= ========= ============ ========= ========= ============  ==============  =========



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 1-Basis of Presentation and Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemicals company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals, operating through its subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc., and Millennium Specialty Chemicals Inc.; and through its interest in Equistar Chemicals, LP ("Equistar"), a joint venture between the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation's ("Occidental") chemical subsidiary.

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


Note 2-Acquisitions and Dispositions

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its polyethylene, performance polymer and ethyl alcohol businesses in exchange for a 43% partnership interest and proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. A subsidiary of the Company guarantees $750 of Equistar's credit facility.

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

On May 26, 1999, the Company sold its combined subordinated and general partnership interest of 26.4% in Suburban Propane Partners, L.P. and Suburban L.P. (collectively "Suburban Propane") to its management for $75 in cash, resulting in an after-tax gain of $31. As such, Suburban Propane is reflected as a discontinued operation for all periods presented.


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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

                                                   June 30,        December 31,
                                                     1999              1998
                                                -------------      ------------
                                                 (Unaudited)

                Inventories
                Finished products               $         136      $        139
                In-process products                        28                28
                Raw materials                             106               117
                Other inventories                          45                50
                                                -------------     -------------
                                                $         315      $        334
                                                =============     =============

Inventories valued on a LIFO basis were approximately $40 and $41 less than the amount of such inventories valued at current cost at June 30, 1999 and December 31, 1998, respectively.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at June 30, 1999.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

Earnings per share: The weighted-average number of common equivalent shares outstanding used in computing earnings per share for 1999 and 1998 was as follows:

                                                               June 30,
                                                       1999              1998
                                                  ------------------------------
                                                             (Unaudited)
               Basic                                69,798,834        75,102,448
               Options                                  93,996           136,499
               Restricted shares                       588,310           278,333
                                                  ------------      ------------
               Diluted                              70,481,140        75,517,280
                                                  ============      ============


Note 4-Long-Term Debt and Credit Arrangements

                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------     -------------
                                                   (Unaudited)
Revolving Credit Facility bearing interest
     at the bank's prime lending rate, or
     at LIBOR or NIBOR plus .275% at the
     option of the Company plus a Facility
     Fee of .15% to be paid quarterly             $        175     $         235
7% Senior Notes due 2006 (net of unamortized
     discount of $.5 and $.5)                              500               500
7.625% Senior Debentures due 2026 (net of
     unamortized discount of $1.0 and $1.1)                250               249
Debt payable through 2007 at interest rates
     ranging from 2.4% to 22%                               38                69
Less current maturities of long-term debt                 (10)              (14)
                                                  ------------     -------------
                                                  $        953     $       1,039
                                                  ============     =============

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


Note 6-Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $169 and has accrued $169 as of June 30, 1999.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7-Operations by Industry Segment

The Company's principal operations are grouped into three business segments: titanium dioxide, acetyls and specialty chemicals.

The following is a summary of the Company's operations by industry segment:

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   1999              1998             1999              1998
                                              --------------------------------  --------------------------------
                                                         (Unaudited)                       (Unaudited)
Net sales
     Titanium dioxide                        $          321   $           305   $          621    $          587
     Acetyls                                             53                65              102               143
     Specialty chemicals                                 32                38               66                77
                                              -------------     -------------    -------------     -------------
                                             $          406   $           408   $          789    $          807
                                              =============     =============    =============     =============

Depreciation and amortization
     Titanium dioxide                        $           18   $            16   $           36    $           32
     Acetyls                                              5                 6                9                12
     Specialty chemicals                                  2                 2                4                 3
                                              -------------     -------------    -------------     -------------
                                             $           25   $            24   $           49    $           47
                                              =============     =============    =============     =============

Operating income
     Titanium dioxide                        $           32   $            46   $           59    $           81
     Acetyls                                              5                 8                9                19
     Specialty chemicals                                  8                12               17                24
                                              -------------     -------------    -------------     -------------
                                             $           45   $            66   $           85    $          124
                                              =============     =============    =============     =============

Capital expenditures
     Titanium dioxide                        $           21   $            27   $           46    $           42
     Acetyls                                              4                 9                6                18
     Specialty chemicals                                  2                 6                4                 9
                                              -------------     -------------    -------------     -------------
                                             $           27   $            42   $           56    $           69
                                              =============     =============    =============     =============

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

                                                     June 30,       December 31,
                                                       1999             1998
                                                  -------------    -------------
                                                   (Unaudited)

Current assets                                   $          409   $          538
Investment in Equistar                                    1,488            1,519
Noncurrent assets                                         1,073            1,060
Receivable from affiliates                                  452              491
                                                  -------------    -------------
     Total assets                                $        3,422   $        3,608
                                                  =============    =============

Current liabilities                              $          209   $          211
Noncurrent liabilities                                    1,946            2,000
Invested capital                                            948            1,052
Payable to parent and affiliates                            319              345
                                                  -------------    -------------
     Total liabilities and invested capital      $        3,422   $        3,608
                                                  =============    =============

                           Three Months Ended               Six Month Ended
                                 June 30,                       June 30,
                           1999           1998            1999           1998
                        -------------------------      -------------------------
                               (Unaudited)                    (Unaudited)

Net sales              $       233     $      266     $      457     $       524
Operating income                23             37             48              73
Net income                      39             22             47              56

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9-Information on Equistar

The following is summarized financial information for Equistar:


                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------   ---------
                                                         (Unaudited)

Current assets                                             $  1,122     $  1,130
Noncurrent assets                                             5,477        5,538
                                                           --------     --------
     Total assets                                          $  6,599     $  6,668
                                                           ========     ========

Current liabilities                                        $    528     $    638
Noncurrent liabilities                                        2,262        2,145
Partners' capital                                             3,809        3,885
                                                           --------     --------
     Total liabilities and partners' capital               $  6,599     $  6,668
                                                           ========     ========

                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                      1999        1998         1999         1998
                                    -------------------      -------------------
                                       (Unaudited)               (Unaudited)

Net sales                        $  1,210     $  1,093     $  2,311     $  2,114
Operating income                       40           78           87          224
Net income                             42           44           49          165

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into three business segments: titanium dioxide ("TiO2"), acetyls and specialty chemicals. The Company also holds a 29.5% interest in Equistar Chemicals, LP ("Equistar"). From December 1, 1997 to May 15, 1998, the Company had a 43% interest in Equistar. The Company's interest in Equistar is accounted for using the equity method. (See Note 2 to the Consolidated Financial Statements.) A discussion of Equistar's financial results for the relevant period is included below since the Company's interest in Equistar is a significant component of its business.

The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" should be reviewed carefully.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company had operating income of $45 million for the three months ended June 30, 1999, a decrease of $21 million (32%) from the same period of 1998. All three business segments had lower earnings than in last year's second quarter. Higher costs from unplanned production slowdowns and higher functional costs negatively impacted profits from the TiO2 segment. The acetyl segment continued to experience pricing difficulties in oversupplied markets. Specialty chemicals also reported lower profits than in the prior year due to lower prices and competition for volume in worldwide fragrance chemical markets.

Net income for the three months ended June 30, 1999 was $48 million, a 12% increase from the quarter ended June 30, 1998 of $43 million. 1999 included a $31 million after tax gain from the sale of Suburban Propane and a $6 million after tax gain from Equistar's sale of its colors and compounds business. Excluding these gains, net income for the second quarter of 1999 would have been $11 million. In addition to the lower results from the Company's principal operations, Equistar's earnings were also lower than in 1998. The Company's equity earnings in Equistar fell from $10 million for the second quarter of 1998 to a loss of $7 million for the second quarter of 1999, due to the downturn in the petrochemical industry.

Titanium dioxide: Second quarter 1999 operating income was $32 million compared to $46 million for the second quarter 1998, down $14 million (30%). Higher costs from unplanned production difficulties at certain facilities and increased costs from the implementation of new SAP-based systems more than offset slightly higher selling prices.

Overall sales volume for the second quarter, including volume from the Brazilian operations acquired in July 1998, was up only 3% from the prior year's second quarter. Although second quarter European sales were down 9% from the second quarter of 1998, demand improved 15% in the Asia/Pacific markets over the second quarter of 1998. The lower European sales volume reflected a strong second quarter in 1998 and customer destocking in 1999. Demand slowed and pricing became more competitive in that region during the quarter.

Second quarter 1999 average selling prices were up 1% over the comparable period last year. Strong competition in Europe has put pressure on pricing. Pricing in North America has been stable while increases have been realized in the Asia/Pacific markets, where economies are strengthening.

The overall plants' operating rate for the second quarter of 1999 fell from 102% in the same period last year to 91%. This rate was based on an annual effective capacity of 712,000 metric tons in 1999 compared with 671,000 metric tons in 1998. The decline in the operating rate was due primarily to production difficulties at certain facilities, driving costs higher during the quarter. As these difficulties are resolved, operating rates should improve.

Acetyls: This segment continued to suffer in all product lines during the second quarter. Operating income was down 17% from the second quarter of 1998 to $5 million for the three months ended June 30, 1999. Lower sales volume and prices more than offset lower production costs within the business.

Methanol prices were down 13% from the second quarter of 1998 but up 11% since the first quarter. Rising natural gas prices, however, increased methanol production costs and negatively impacted profits. Acetic acid prices were down 14%, but demand for acetic acid showed some improvement during June. Vinyl acetate monomer ("VAM") prices were down 8% from the second quarter 1998 although both the U.S. and the Asian VAM markets began to strengthen during May and June. Price increases in VAM and acetic acid were announced during the second quarter with effective dates of July 1, 1999.

Overall business conditions are expected to be difficult for the remainder of the year.

Specialty chemicals: Operating income for the three months ended June 30, 1999 was $8 million compared to $12 million for the second quarter of 1998. Second quarter sales volume was down 22% compared to the second quarter of last year. Weakness in global fragrance demand and the addition of new competitors into the marketplace have resulted in a highly competitive marketplace. While overall average selling prices increased 7% compared to the second quarter of 1998, due solely to product mix, competitive price reductions have taken place in most individual products.

Offsetting some of this weakness is the declining price of crude sulfate turpentine ("CST"), a key raw material used in the manufacture of fragrance chemicals. Second quarter average cost of $1.38 per gallon was 32% lower than the same period last year. Effective July 1, 1999, the price of CST decreased another $0.25 per gallon. CST prices have declined approximately $0.75 per gallon since the second quarter of 1998.

Competitive conditions are expected to continue for the remainder of the year.

Equistar: The Company's 29.5% interest in Equistar resulted in a $7 million (after interest) loss for the quarter as compared to $10 million (after interest) of earnings for the second quarter of 1998. The Company's share of Equistar's reported operating income was $7 million for the second quarter of 1999, before interest but after allocated expenses. This compares to $20 million for the same period of 1998. Both quarters exclude any one-time transition costs to form the venture and 1999 excludes a $12 million pre-tax gain, representing the Company's share of Equistar's gain on the sale of its colors and compounds business which is included in Other income, net.

Compared with the second quarter of last year, significant declines in ethylene and polyethylene pricing have resulted from the downturn in the petrochemicals cycle which began in late 1998. However, conditions have improved during 1999, particularly in the second quarter. Ethylene prices increased 23% in the second quarter over the first quarter of 1999, and polyethylene prices increased an average of 13%. Polyethylene demand was strong during the second quarter driven by end-use demand growth and customer attempts to restock very low inventories ahead of announced price increases. Total price increases for polyethylene of $0.13 per pound on average have been announced during the first half of 1999. Another $0.05 per pound increase has been announced effective July 1. While higher feedstock costs are eroding margin improvement, they are also providing support for further increases in selling price.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company had operating income of $85 million for the six months ended June 30, 1999, a decrease of $39 million (31%) from the same period of 1998. All three business segments had lower earnings than during the first six months of 1998.

In the  TiO2  segment,  higher  costs  from  planned  and  unplanned  production slowdowns negatively impacted profits. The acetyl segment continued to experience pricing difficulties in oversupplied markets. Specialty chemicals was also impacted by lower volume and lower prices due in part to increased industry capacity and competition.

Net income for the six months ended June 30, 1999 was $57 million, a 39% decrease from the same period ended June 30, 1998 of $93 million. In addition to the lower results from the Company's wholly owned operations, Equistar's earnings were also lower. The Company's equity earnings in Equistar fell from $55 million for the first six months of 1998 to an $11 million loss for the first six months of 1999. Lower pricing was the major contributing factor due to overcapacity in the ethylene and derivatives marketplace. Partially offsetting this was a $31 million after-tax gain from the sale of Suburban Propane and a $6 million after-tax gain from the Company's share of Equistar's gain on the sale of its colors and compounds business during the second quarter of 1999.

Titanium dioxide: Operating income for the first six months of 1999 of $59 million compared to $81 million for the comparable period in 1998. Costs were higher as a result of lower production levels at all facilities and increased functional costs from the implementation of new SAP systems. This more than offset the impact of slightly higher selling prices.

Overall sales volume for the first six months of 1999, including volume from the Brazilian operations acquired in July 1998, was up 2% from the prior year's first half. Although year-to-date European sales volumes were down 19% from the first half of 1998, demand improved 6% in the Asia/Pacific markets over the same period of 1998. The first half of 1998 reflected peak demand in Europe. Since then, demand has slowed and pricing has become more competitive in Europe.

Year-to-date 1999 average selling prices were up 4% over the comparable period last year due to increases implemented through the course of 1998. As discussed above, prices in early 1999 have come under pressure primarily from slowing demand and strong competition in Europe.

The overall plants' operating rate for the first six months of 1999 fell from the same period last year from 99% to 86%. This rate was based on an annual effective capacity of 712,000 metric tons in 1999 compared with 671,000 metric tons in 1998. The decline in the operating rate was due primarily to planned and unplanned production slowdowns at certain facilities, driving costs higher. During the first quarter, production was restricted to help balance supply and demand. Unexpected production difficulties during the first and second quarters, most notably related to the Stallingborough expansion, also resulted in lower production levels.

Acetyls: This segment continues to suffer in all product lines. Operating profit was down 53% from the first half of 1998 to $9 million for the six months ended June 30, 1999. Lower sales prices and volume more than offset lower production costs within the business.

Methanol prices were down 25% from the first half of 1998. Rising natural gas prices increased methanol production costs. Acetic acid prices were down 16%, but demand for acetic acid has shown some improvement during June. VAM prices were down 12% from the same period of 1998. Both the U.S. and the Asian VAM markets began to strengthen during May and June. Price increases in VAM and acetic acid were announced in the second quarter with effective dates of July 1, 1999.

Overall business conditions are expected to be difficult for the remainder of the year.

Specialty chemicals: Operating income for the first six months ended June 30, 1999 was $17 million compared to $24 million for the first half of 1998. Weakness in global fragrance demand and the addition of new competitors into the marketplace have put pressure on sales volume. Sales volume was down 16% compared to the first half of last year. While overall average selling prices increased 2% compared to the same period of 1998, due solely to product mix, competitive price reductions are evident in most individual products.

Offsetting some of this weakness is the declining price of CST, a key raw material used in the manufacture of specialty fragrance chemicals. The average cost of $1.53 per gallon was 25% lower than the same period last year. Effective July 1, 1999, the price of CST decreased another $0.25 per gallon. CST prices have declined approximately $0.75 per gallon since the second quarter of 1998.

Competitive conditions are expected through the third quarter of 1999.

Equistar: The Company's 29.5% interest in Equistar resulted in a $11 million (after interest) loss for the first six months as compared to $55 million (after interest) of earnings for the same period of 1998. The Company's share of Equistar's reported operating income was $15 million for the first half of 1999, before interest but after allocated expenses. This compares to $76 million for the same period of 1998. Both periods exclude any one-time transition costs to form the venture and gains/losses from the sale of assets, which are included in Other income, net.

Ethylene and polyethylene prices have been increasing during the first six months of 1999 after their fall during the second half of 1998. Plant outages during the first half of 1999 have kept industry ethylene supply tight, with demand steady. Polyethylene demand remains strong, driven by end-use demand growth and customer attempts to restock very low inventories ahead of announced price increases. Polyethylene pricing continues solid with total price increase announcements of $0.13 per pound on average during the first half of 1999. Another $0.05 per pound increase has been announced for a July 1 start date.
While higher feedstock costs are eroding margin improvement, they are also providing support for further increases in selling price.


FOREIGN CURRENCY MATTERS

The functional currency of each of the Company's non-United States operations is the local currency. The impact of currency translation in consolidating the results of operations and financial position of such operations has historically not been material to the consolidated financial position of the Company. The devaluation of Brazil's currency, the real, in January and the partial recovery through June, however, resulted in a reduction in consolidated shareholders' equity of approximately $25 million. Future events, which may significantly increase or decrease the risk of future movement in the real or any other currency, cannot be predicted.


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


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $9 million compared to $48 million provided for the six months ended June 30, 1999 and 1998, respectively. Unfavorable changes in working capital the primary reason for the decrease.

Net cash provided by investing activities was $193 million and $305 million for the first six months of 1999 and 1998, respectively. The 1999 period reflects the proceeds of $123 million from the syngas and methanol transactions with Linde AG, as discussed in Note 2 to the Consolidated Financial Statements, distributions of $37 million from Equistar and proceeds of $75 million from the sale of Suburban Propane, more than offsetting capital expenditures of $56 million. 1998 reflects $225 million of accounts receivable collections related to the businesses contributed to Equistar and $142 million in distributions from Equistar.

Net cash used in financing activities was $204 million and $287 million for the six months ended June 30, 1999 and 1998, respectively. Included in the first six months of 1999 financing activities was $159 million used to repurchase company stock and $134 million used to repay debt. A $365 million debt reduction during the first six months of 1998 was funded primarily by the accounts receivable collections mentioned above and $142 million in distributions from Equistar.

The Company expects to spend approximately $120 million in 1999 for capital expenditures, which include a new TiO2 research and development center in the United States and the completion of the SAP business systems implementation.

In January, the Board of Directors authorized the Company to spend up to $200 million to repurchase shares of the Company's outstanding common stock. Through August 6, 1999, over 8 million shares have been repurchased at a cost of approximately $180 million.


YEAR 2000

Each of the Company's three business units and its corporate headquarters has established a team to address Year 2000 compliance issues. Plans have been established by each team and are being implemented. Actions taken toward the goal of Year 2000 compliance are reported, on a regular basis, to the Company's Operations Committee and its Board of Directors.

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

     The inventory/assessment phase involves identifying significant hardware and software that exist throughout the Company. The Company then assigns a business risk to each system and prioritizes each system to determine optimal allocation of resources and funds for Year 2000 remediation work.

     The remediation phase involves determining whether individual systems will be repaired, replaced or retired and develops plans, schedules and costs for correction. This phase also includes an allocation of resources and execution of a remedial plan.

     During the testing phase, the performance, functionality and integration of converted or replaced systems are tested.

     Thereafter, the implementation phase provides for the implementation of fully tested systems into the production environment.

     Contingency planning safeguards the Company in the event that risk assessments and action plans do not result in Year 2000 compliance or the timetable in which actions are scheduled to be taken is not adequate to ensure compliance by the Year 2000.

During 1997, as a part of a separate project to improve the quality of and access to business information, the Company began a company-wide implementation of the SAP R/3 enterprise system software from SAP America, Inc. ("SAP
America"). This system integrates information, including financial, human resources, customer and supply chain information, in a single database. The Company has received representations from SAP America that the SAP R/3 system has been designed to be Year 2000 compliant. As part of the implementation, system interfaces with the SAP R/3 system have been minimized. All three of the Company's business units have completed their SAP R/3 implementation with the exception of the payroll portion of the SAP Human Resources Module. The Company plans to implement this payroll portion in January 2000. Efforts are underway to ensure that the current payroll system will be Year 2000 compliant. The Company has outsourced the technical infrastructure for the SAP R/3 system to an internationally recognized provider of these services and has received assurances from the provider that all hardware and related system software are Year 2000 compliant. The Company has not deferred any of its currently planned projects as a result of Year 2000 efforts.

The Company's three business units have completed the inventory and assessment phases of the Year 2000 project for non-IT systems. Remediation of non-compliant items is 100% complete at one business unit, 95% at the second and 60% at the third. The Company has targeted October 1999 as the completion date for all five phases of the Year 2000 project. The Company has engaged independent consultants at certain locations to monitor remediation programs for certain systems and to provide additional expertise.

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

The Company estimates that it will spend $97 million related to the company-wide implementation of SAP, consisting of $46 million for consulting costs, $4 million for hardware, $6 million for software, $24 million for internal human resources, and $17 million for training and incidental costs. The Company estimates that it will spend an additional $15 million for required modifications and replacements of non-IT systems to become Year 2000 compliant, excluding internal human resources costs, which the Company does not measure separately. This estimate excludes Year 2000 costs that may be incurred by Equistar. The total amount spent on the SAP project, to date, was approximately $82 million, of which $72 million was capitalized and $10 million was expensed.

The Company owns a 29.5% interest in Equistar. Equistar has formed a steering committee to oversee all Year 2000 remediation efforts. The chairman of the Equistar Year 2000 Steering Committee reports project progress regularly to the Equistar Governance Committee, which includes representatives from the Company's senior management. The Equistar Year 2000 Steering Committee has substantially completed an assessment of the state of readiness of the information technology and non-IT systems of Equistar. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third-party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers. The inventory, assessment and remediation phases for Equistar were substantially completed in the first quarter of 1999, with the completion of the testing and final implementation taking place in the remainder of 1999. Equistar has completed the system-wide replacement of its business information systems with SAP-based systems, including the systems for the operations contributed by Millennium and Occidental. The new systems and software have been designed to be Year 2000 compliant. Equistar has substantially completed contingency plan preparation with the assistance of an outside consultant. These plans are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. Final testing of these plans will be completed in the last half of the year. The operations of Millennium Petrochemicals are integrally related to those of Equistar's La Porte, Texas, facility from which materials and utilities are sourced. As a result, any Year 2000-related interruption in Equistar's operations at this location could severely impact Millennium Petrochemicals' ability to manufacture and ship products to customers.

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

During the first quarter of 1999, the Company developed a process for creating Year 2000 contingency plans. This process includes the evaluation of the Company's existing business and disaster recovery plans and the identification of additional prudent steps that may be necessary to prepare for certain contingencies. These contingency plans have not yet been completed, but are expected to include identification of alternate suppliers, allowing for sufficient inventory levels in the event of manufacturing or transportation interruption and replacing electronic applications with manual processes. These plans are expected to be completed by November 1, 1999.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of stockholders was held May 14, 1999. The stockholders elected two directors nominated for election and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. The names of the Company's other Directors and detailed descriptions of the proposals considered at the meeting are contained in the Company's Proxy Statement, dated April 7, 1999, which is incorporated herein by reference.

                                                       For     Withheld
1.   Election of Directors
          William M. Landuyt                       63,752,375   312,190
          Martin G. Taylor                         63,767,991   296,574


                                                       For     Against  Abstain

2.   Appointment of PricewaterhouseCoopers LLP    63,903,455    92,375   68,735

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          11.1         Statement re: computation of per share earnings
          27.1         Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MILLENNIUM CHEMICALS INC.



Date: August 16, 1999                 [JOHN E. LUSHEFSKI]
                                      ___________________________
                                      John E. Lushefski
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (as duly authorized officer and principal
                                        financial officer)

                                  EXHIBIT INDEX

11.1  Statement re: computation of per share earnings
27.1  Financial Data Schedule