Form 10-Q
period 1999-09-30
MILLENNIUM CHEMICALS INC
filed 1999-11-15
CIK 1018099

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         _______________________________

                                    FORM 10-Q
                         _______________________________


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         _______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,231,254 shares of Common Stock, par value $.01 per share, as of November 11, 1999, excluding 9,651,332 treasury shares held by the registrant, its subsidiaries and rabbi trusts.

________________________________________________________________________________

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part

  Item 1  Financial Statements...............................................  3

  Item 2  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................ 17

Part II

  Item 3  Quantitative and Qualitative Disclosures About Market Risk......... 23

  Item 6  Exhibits and Reports on Form 8-K................................... 24

  Signature  ................................................................ 25

  Exhibit Index.............................................................. 26

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

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
Assets
Current assets
     Cash and cash equivalents                              $    78      $   103
     Trade receivables, net                                     261          242
     Inventories                                                336          334
     Assets of discontinued interests                             -          148
     Other current assets                                       106          109
                                                            -------      -------
            Total current assets                                781          936
Property, plant and equipment, net                              995        1,044
Investment in Equistar                                        1,480        1,519
Other assets                                                    189          189
Goodwill                                                        405          412
                                                            -------      -------
            Total assets                                    $ 3,850      $ 4,100
                                                            =======      =======

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                          $    42      $    29
     Current maturities of long-term debt                        24           14
     Trade accounts payable                                     117          113
     Income taxes payable                                         4           23
     Accrued expenses and other liabilities                     193          200
                                                            -------      -------
            Total current liabilities                           380          379
Long-term debt                                                  993        1,039
Deferred income taxes                                           187          334
Other liabilities                                               869          755
                                                            -------      -------
            Total liabilities                                 2,429        2,507
                                                            -------      -------

Commitments and contingencies (Note 6)

Minority interest                                                13           15
Shareholders' equity
     Preferred stock (par value $.01 per
        share, authorized 25,000,000 shares, none issued
        and outstanding)                                          -            -
     Common stock (par value $.01 per share,
        authorized 225,000,00 shares; issued 77,882,586
        shares in 99 and 77,873,586 in 1998)                      1            1
     Paid in capital                                          1,332        1,333
     Retained earnings                                          367          294
     Treasury stock (at cost, 9,651,332 shares and 502,572
        shares in 1999 and 1998, respectively)                (209)          (7)
     Unearned restricted shares                                (29)         (35)
     Cumulative other comprehensive income                     (63)         (15)
     Deferred compensation                                        9            7
                                                            -------      -------
            Total shareholders' equity
                                                              1,408        1,578
                                                            -------      -------
Total liabilities and shareholders' equity                  $ 3,850      $ 4,100
                                                            =======      =======


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                    1999               1998              1999               1998
                                               ---------------------------------     --------------------------------
                                                          (Unaudited)                          (Unaudited)
Net sales                                      $          396     $         408      $       1,185      $       1,215
Operating costs and expenses
     Cost of products sold                                278               283                833                847
     Depreciation and amortization                         25                27                 74                 74
     Selling, development and administrative
       expense                                             55                40                155                112
                                               ---------------    --------------     --------------     --------------
             Operating income                              38                58                123                182
Interest expense                                         (18)              (19)               (54)               (57)
Interest income                                             -                 1                  2                  3
Equity in earnings of Equistar                              3                 3                  4                 58
Other income, net                                          25                 7                 22                 18
                                               ---------------    --------------     --------------     --------------
Income from continuing operations before
     provision for income taxes and minority
     interest                                              48                50                 97                204
Provision for income taxes                                (9)              (17)               (31)               (79)
                                               ---------------    --------------     --------------     --------------
Income from continuing operations before
     minority interest                                     39                33                 66                125
Minority interest                                         (1)               (1)                (2)                (1)
                                               ---------------    --------------     --------------     --------------
Income from continuing operations                          38                32                 64                124
Income from discontinued operations (net of
     income taxes of $7, $0, $(9), and $(1))                7                 -                 38                  1
                                               ---------------    --------------     --------------     --------------
Net income                                     $           45     $          32      $         102       $        125
                                               ===============    ==============     ==============     ==============

Income per share from continuing operations    $         0.57     $        0.43      $        0.91      $        1.65
Income per share from discontinued
     operations                                          0.11              0.00               0.55               0.01
                                               ---------------    --------------     --------------     --------------
Net income per share - basic                   $         0.68     $        0.43      $        1.46      $        1.66
                                               ===============    ==============     ==============     ==============
Net income per share - diluted                 $         0.67     $        0.42      $        1.44      $        1.65
                                               ===============    ==============     ==============     ==============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)


                                                     Nine Months Ended Sept. 30,
                                                            1999         1998
                                                     ---------------------------
                                                             (Unaudited)
Cash flows from operating activities
     Income from continuing operations                    $    64       $    124
     Adjustments to reconcile income to net cash
     provided by operating activities
        Depreciation and amortization                          74             74
        Provision for deferred income taxes                     1             52
        Restricted stock amortization                           5              3
        Equity earnings - including non-recurring items       (3)           (50)
        Minority interest                                       2              2
        Changes in assets and liabilities (net of
          acquisitions and dispositions)
            (Increase) decrease in trade receivables         (28)             12
            Increase in inventories                          (22)           (34)
            Decrease in other current assets                    1              1
            (Increase) decrease in investments and
              other assets                                   (23)              2
            Increase in trade accounts payable                  7             13
            Decrease in accrued expenses and other
              liabilities and income taxes payable           (16)           (19)
            Decrease in other liabilities                    (43)           (33)
                                                          -------        -------
        Cash provided by operating activities                  19            147
Cash flows from investing activities
     Capital expenditures                                    (79)          (150)
     Accounts receivable collection through Equistar            -            225
     Distributions from Equistar, net of liabilities
        paid in 1998                                           51            317
     Proceeds from syngas and methanol transactions           123              -
     Tibras acquisition - net of cash                           -           (85)
     Proceeds from sale of Suburban Propane                    75              -
     Proceeds from sale of fixed assets                        14             10
                                                          -------        -------
        Cash provided by investing activities                 184            317
Cash flows from financing activities
     Repurchases of common stock                            (200)              -
     Dividends to shareholders                               (29)           (35)
     New borrowings                                            54             97
     Repayment of long-term debt                             (63)          (472)
     Increase in notes payable                                 13              -
                                                          -------        -------
        Cash used in financing activities                   (225)          (410)
Effect of exchange rate changes on cash                       (3)              -
                                                          -------        -------
(Decrease) increase in cash and cash equivalents             (25)             54
Cash and cash equivalents at beginning of year                103             64
                                                          -------        -------
Cash and cash equivalents at end of period               $     78       $    118
                                                          =======        =======


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN MILLIONS) (Unaudited)



                                                                                                              Cumulative
                                                                                                  Unearned       Other
                                     Common Stock    Treasury     Deferred    Paid In  Retained  Restricted  Comprehensive
                                    Shares   Amount   Stock     Compensation  Capital  Earnings    Shares        Income       Total
                                    ------- -------  ---------  ------------  -------  --------  ----------  -------------   -------
 Balance at December 31, 1998           77  $     1  $     (7)  $          7  $ 1,333  $    294  $     (35)  $        (15)   $ 1,578
 Comprehensive income
      Net income                                                                            102                                  102
      Other comprehensive income                                                                                                   -
        Currency translation
           adjustment                                                                                                 (48)      (48)
                                    ------- -------  ---------  ------------  -------  --------  ----------  -------------   -------
 Total comprehensive income               -       -          -             -        -       102           -           (48)        54
 Amortization and adjustment of
      unearned restricted shares                                                  (1)                     6                        5
 Shares held by rabbi trusts                               (2)             2                                                       -
 Repurchase of common stock             (8)              (200)                                                                 (200)
 Dividends to shareholders                                                                 (29)                                 (29)
                                    ------- -------  ---------  ------------  -------  --------  ----------  -------------  --------
 Balance at September 30, 1999           69 $     1  $   (209)  $          9  $ 1,332  $    367  $     (29)  $        (63)  $  1,408
                                    ======= =======  =========  ============  =======  ========  ==========  =============  ========



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

Note 2-Acquisitions and Dispositions

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its polyethylene, performance polymer and ethyl alcohol businesses in exchange for a 43% partnership interest and proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 which it received to repay debt. A subsidiary of the Company guarantees $750 of this Equistar credit facility.

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

On May 26, 1999, the Company sold its 26.4% combined subordinated and general partnership interest in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively "Suburban Propane") to Suburban Propane's management for $75 in cash, resulting in an after-tax gain of $38. As such, Suburban Propane is reflected as a discontinued operation for all periods presented.


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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

                                                  September 30,     December 31,
                                                      1999             1998
                                                 --------------   --------------
                                                   (Unaudited)

                Inventories
                Finished products               $         163    $           139
                In-process products                        23                 28
                Raw materials                             102                117
                Other inventories                          48                 50
                                                 --------------   --------------
                                                $         336    $           334
                                                 ==============   ==============

Inventories valued on a LIFO basis were approximately $36 and $41 less than the amount of such inventories valued at current cost at September 30, 1999 and December 31, 1998, respectively.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at September 30, 1999.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3-Significant Accounting Policies--Continued

Earnings per share: The weighted-average number of common equivalent shares outstanding used in computing earnings per share for 1999 and 1998 was as follows:

                             For Three Months Ended      For Nine Months Ended
                                  September 30,               September 30,
                                1999        1998            1999         1998
                            -------------------------   ------------------------
                                  (Unaudited)                  (Unaudited)
     Basic                  66,715,598   75,141,248      70,097,482   75,115,348
     Options                    52,875       47,923          48,125      110,264
     Restricted shares         682,180      256,452         679,442      326,549
                           -----------  -----------     -----------  -----------
     Diluted                67,450,653   75,445,623      70,825,049   75,552,161
                           ===========  ===========     ===========  ===========


Note 4-Long-Term Debt and Credit Arrangements

                                                  September 30,     December 31,
                                                      1999              1998
                                                  -------------     ------------
                                                   (Unaudited)
Revolving Credit Facility bearing interest
     at the bank's prime lending rate, or
     at LIBOR or NIBOR plus .275% at the
     option of the Company plus a Facility
     Fee of .15% to be paid quarterly              $        231     $        235
7% Senior Notes due 2006 (net of unamortized
     discount of $.5 and $.5)                               500              500
7.625% Senior Debentures due 2026 (net of
     unamortized discount of $1.0 and $1.1)                 249              249
Debt payable through 2007 at interest rates
     ranging from 2.4% to 22%                                37               69
Less current maturities of long-term debt                  (24)             (14)
                                                   ------------     ------------
                                                   $        993     $      1,039
                                                   ============     ============

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

Note 5-Related Party Transactions

One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas, facility up to a maximum of 330 million pounds per year. The initial term of the contract expires December 1, 2000. Thereafter, the contract automatically renews annually. Either party may terminate on one year's notice.

Note 6-Commitments and Contingencies

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $156 and has accrued $156 as of September 30, 1999. During the third quarter of 1999 there were favorable legacy insurance and litigation settlements of approximately $15.

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally 1-to 8-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 aggregate approximately $1,100 and generally expire between 1999 and 2006.

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
















PAGE>

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

The following is a summary of the Company's operations by industry segment:

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                    1999              1998               1999               1998
                                               ---------------------------------     ---------------------------------
                                                           (Unaudited)                         (Unaudited)
Net sales
     Titanium dioxide                        $            307   $           314    $           928    $           901
     Acetyls                                               60                59                162                202
     Specialty chemicals                                   29                35                 95                112
                                               ---------------    --------------     --------------     --------------
                                             $            396   $           408    $         1,185    $         1,215
                                               ===============    ==============     ==============     ==============

Depreciation and amortization
     Titanium dioxide                        $             18   $            20    $            54    $            52
     Acetyls                                                5                 6                 14                 18
     Specialty chemicals                                    2                 1                  6                  4
                                               ---------------    --------------     --------------     --------------
                                             $             25   $            27    $            74    $            74
                                               ===============    ==============     ==============     ==============

Operating income
     Titanium dioxide                        $             26   $            47    $            85    $           128
     Acetyls                                                7                 1                 16                 20
     Specialty chemicals                                    5                10                 22                 34
                                               ---------------    --------------     --------------     --------------
                                             $             38   $            58    $           123    $           182
                                               ===============    ==============     ==============     ==============

Capital expenditures
     Titanium dioxide                        $             18   $            64    $            64    $           106
     Acetyls                                                3                 6                  9                 24
     Specialty chemicals                                    2                11                  6                 20
                                               ---------------    --------------     --------------     --------------
                                             $             23   $            81    $            79    $           150
                                               ===============    ==============     ==============     ==============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 8-Information on Millennium America Inc.

Millennium America Inc., a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America Inc. is the issuer of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026, is a borrower under the Company's Credit Agreement and guarantees $750 borrowed by Equistar under an Equistar credit facility. Accordingly, the following summarized financial information is provided for Millennium America Inc.
                                                 September 30,     December 31,
                                                     1999              1998
                                                --------------    --------------
                                                  (Unaudited)

Current assets                                  $          401    $          538
Investment in Equistar                                   1,480             1,519
Noncurrent assets                                        1,083             1,060
Receivable from affiliates                                 475               491
                                                --------------    --------------
     Total assets                               $        3,439    $        3,608
                                                ==============    ==============

Current liabilities                             $          226    $          211
Noncurrent liabilities                                   1,961             2,000
Invested capital                                           932             1,052
Payable to parent and affiliates                           320               345
                                                --------------    --------------
     Total liabilities and invested capital     $        3,439    $        3,608
                                                ==============    ==============

                            Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                            1999           1998          1999            1998
                         -------------------------    --------------------------
                                (Unaudited)                  (Unaudited)

Net sales              $     237       $      247     $       694     $      771
Operating income              20               15              68             88
Net income                    31               16              78             72

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9-Information on Equistar

The following is summarized financial information for Equistar:

                                                September 30,      December 31,
                                                    1999               1998
                                               ---------------    --------------
                                                 (Unaudited)

Current assets                                 $        1,211     $        1,127
Noncurrent assets                                       5,458              5,538
                                               --------------     --------------
     Total assets                              $        6,669     $        6,665
                                               ==============     ==============

Current liabilities                            $          620     $          635
Noncurrent liabilities                                  2,256              2,145
Partners' capital                                       3,793              3,885
                                               --------------     --------------
     Total liabilities and partners' capital   $        6,669     $        6,665
                                               ==============     ==============


                         Three Months Ended               Nine Months Ended
                            September 30,                   September 30,
                         1999           1998             1999           1998
                     ---------------------------    ----------------------------
                             (Unaudited)                     (Unaudited)

Net sales           $    1,471     $     1,149      $     3,783      $     3,263
Operating income            76              69              163              292
Net income                  35              29               83              194

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

The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" on page 2 of this Quarterly Report on Form 10-Q should be reviewed carefully.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The Company had operating income of $38 million for the three months ended September 30, 1999, a decrease of $20 million (34%) from the same period of 1998. Of the three business segments, only the acetyl segment had higher earnings than the third quarter of last year. The acetyl segment's improved performance was mainly due to lower production and administrative costs offset by slightly lower prices. Higher functional costs, unfavorable foreign exchange and lower prices negatively impacted TiO2 profits for the quarter compared to last year's quarter. Lower pricing and volumes in the specialty chemical segment's main fragrance business resulted in lower profits year-on-year.

Net income for the three months ended September 30, 1999 was $45 million, a 41% increase from the quarter ended September 30, 1998 of $32 million. Net income in 1999 included favorable legacy insurance and litigation settlements and prior year tax adjustments totaling $23 million post-tax. In addition, a $7 million tax adjustment relating to 1998 discontinued operations was included in net income. Excluding these items, net income for the third quarter of 1999 would have been $15 million compared to $32 million for the third quarter of 1998. The Company's third quarter 1999 equity earnings in Equistar remained flat with the third quarter of 1998.

Titanium dioxide: Third quarter 1999 operating income was $26 million compared to $47 million for the third quarter 1998, down $21 million (45%). Higher costs from the implementation of new SAP-based systems and the opening of new sales offices in Brussels and Singapore combined with lower average selling prices to more than offset slightly higher sales volume compared to last year.

Overall, sales volume for the third quarter was up 1% from the prior year's third quarter. Slow demand in Europe and loss of volume to more competitive pricing resulted in lower sales volume in Europe and North America in the third quarter of 1999 compared to 1998. Offsetting this was improved sales elsewhere with volumes increasing 31% in the Asia/Pacific markets and 10% in the Latin American markets over the third quarter of 1998.

Third quarter 1999 average selling prices were down 3% from the comparable period last year. Strong competition in Europe put severe pressure on pricing. Pricing in North America has been stable while prices were higher in the Asia/Pacific Region, where economies are strengthening. Several price increases have been announced in the global markets. Driven by steady demand and limited supply, such increases are expected to begin to be realized during the fourth quarter.

The overall plants' operating rate for the third quarter of 1999 was 93% compared to 96% for the same period last year. This rate was based on an annual effective capacity of 712,000 metric tons in 1999 compared with 671,000 metric tons in 1998. At Stallingborough, work continues to improve its operating rate which was 85% in September, 1999, up from the 70% to 80% monthly rate in the second quarter.

The near-term outlook for the titanium dioxide business is positive, with steady demand and announced price increases beginning to be implemented during the fourth quarter.

Acetyls: Operating income was $7 million, up $6 million from the third quarter of 1998. Lower production and administrative costs more than offset the impact of higher natural gas and ethylene prices on the cost of products in this chain. Methanol prices were up 25% from the second quarter of 1999 and up 17% from the third quarter of 1998, spurred by limited supply. Rising natural gas prices, however, increased methanol production costs. Acetic acid prices were down 10% from the prior year's third quarter but demand for acetic acid was strong during the quarter. Vinyl acetate monomer ("VAM") prices were flat with the third quarter of 1998 but are on an increasing trend due to strong demand. A $0.03/lb price increase was implemented on July 1,,1999. A second price increase in VAM of $0.03/lb. was announced with an effective date of October 1, 1999.

The U.S., European and Asian VAM markets have strengthened in recent months with the short-term outlook positive.

Specialty chemicals: Operating income for the quarter ended September 30, 1999 was $5 million compared to $10 million for the third quarter of 1998. Weakness in global fragrance demand and the addition of new competitors into the marketplace have resulted in a highly competitive marketplace. Third quarter sales volume was down 26% compared to the third quarter of last year. Overall average selling prices increased 13% compared to the third quarter of 1998, due solely to product mix; competitive price reductions have taken place in most individual products.

Offsetting some of this weakness is the declining price of crude sulfate turpentine ("CST"), a key raw material used in the manufacture of fragrance chemicals. The third quarter average cost of CST was 42% lower than in the same period last year. Effective October 1, 1999, the price of CST decreased another $0.25 per gallon. CST prices have declined approximately $0.80 per gallon since the third quarter of 1998.

Competitive conditions are expected to continue for the remainder of the year with a more positive outlook for 2000.

Equistar: The Company's 29.5% interest in Equistar resulted in $3 million (after interest) equity income for both the 1999 and 1998 quarters. The Company's share of Equistar's reported operating income was $15 million for the third quarter of 1999 and 1998 before interest but after allocated expenses. Such amounts exclude any one-time transition costs to form the venture.

Compared with the third quarter of last year, ethylene and polyethylene prices were higher in 1999, reflecting the upward trend in the current year as opposed to the downturn in the petrochemicals cycle in 1998. Volumes in the petrochemicals and polymers segment were relatively stable in the third quarter of 1999 compared to 1998's third quarter. Polyethylene demand was strong during the third quarter, driven by end-use demand growth and customer attempts to restock low inventories ahead of announced price increases both in the quarter and as compared to 1998. Total price increases for polyethylene of $0.21 per pound on average have been announced since the beginning of the year, with $0.13/lb. realized to date. Higher feedstock costs have substantially offset price increases both in the quarter and as compared to 1998.

Equistar expects the current difficult business environment to continue due to the rapid rise in raw materials costs and significant consolidation in the commodity chemical industry. Raw materials cost increases have outpaced price increases, putting pressure on margins. Industry mergers and joint ventures by major competitors are expected to increase competition. Industry forecasts show a continuing difficult business environment through 2001 due to industry consolidation and capacity additions.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The Company had operating income of $123 million for the nine months ended September 30, 1999, a decrease of $59 million (32%) from the same period of 1998. Year to date, the acetyl segment had higher earnings in 1999 as compared to 1998, while earnings in the TiO2 and specialty chemicals segments were lower.

In the TiO2 segment, higher production costs negatively impacted profits. The acetyl segment experienced increasingly difficult business conditions in oversupplied markets. Specialty chemicals was also impacted by lower volume due in part to increased industry capacity and competition.

Net income for the nine months ended September 30, 1999 was $102 million, an 18% decrease from income for the same period last year of $125 million. In addition to the lower results from the Company's wholly owned operations, Equistar's earnings were also lower. The Company's equity earnings in Equistar fell from $58 million for the first nine months of 1998 to $4 million for the first nine months of 1999. Higher feedstock costs was the major contributing factor. Partially offsetting the negative items above were a $38 million after-tax gain from the sale of Suburban Propane and a $6 million after-tax gain from the Company's share of Equistar's gain on the sale of its colors and compounds business during the second quarter of 1999.

Titanium dioxide: Operating income for the first nine months of 1999 of $85 million compared to $128 million for the comparable period in 1998. Costs were higher as a result of lower production levels at all facilities and difficulties earlier in the year with the ramp-up of the Stallingborough facility expansion. In addition, functional costs were higher year-on-year from the implementation of SAP and related systems and a reorganization of the sales and marketing organization. This more than offset the impact of higher sales prices and volumes.

Overall sales volume for the first nine months of 1999 was up only 1% from the prior year's first nine months. Year-to-date European sales volumes were down 15% from the first nine months of 1998 due to economic weakness and down 5% in North America due to competitive pricing. On the other hand, volumes increased 19% in the Asia/Pacific markets due to strengthening economies, and more than doubled in the Latin American markets from strong demand and the acquisition of capacity in Brazil in mid 1998.

Year-to-date 1999 average selling prices were up 1% over the comparable period last year due to increases implemented during 1998. As discussed above, prices in early 1999 have come under pressure primarily from slowing demand and strong competition in Europe. However, prices have increased in the Asia/Pacific and Brazilian markets.

The overall plants' operating rate for the first nine months of 1999 fell compared to the same period last year from 98% to 88%. This rate was based on an annual effective capacity of 712,000 metric tons in 1999 compared with 671,000 metric tons in 1998. The decline in the operating rate was due primarily to planned and unplanned production slowdowns at certain facilities, driving costs higher. During the first quarter of 1999, production was restricted to help balance supply and demand.

Acetyls: This segment has suffered from difficult business conditions in all product lines during 1999. Operating profit was down 20% from the first nine months of 1998 to $16 million for the nine months ended September 30, 1999. Lower sales prices and volume more than offset lower production costs within the business.

Selling prices for methanol, acetic acid and VAM were down 12%, 14% and 9%, respectively, for the nine months ended September 30, 1999 compared to the same period in 1998. Overcapacity and slowness in world markets have depressed prices since 1998. In addition, rising natural gas and ethylene prices increased production costs. VAM markets have strengthened in all regions in recent months as supply and demand came into balance and prices increased $0.03/lb. in July. A price increase of $0.03/lb. in VAM has been announced to take effect October 1,1999.

Specialty chemicals: Operating income for the first nine months ended September 30, 1999 was $22 million compared to $34 million for the first nine months of 1998. Weakness in global fragrance demand and the entry of new competitors into the marketplace have created a highly competitive business climate. Sales volume was down 20% compared to the same period of last year. While overall average selling prices increased 6% compared to the same period of 1998, due solely to product mix, competitive price reductions were evident in most individual products.

The declining price of CST has offset some of this weakness. The average cost of $1.40 per gallon was 30% lower than the same period last year. Effective October 1, 1999, the price of CST decreased another $0.25 per gallon. CST prices have declined approximately $0.80 per gallon since the third quarter of 1998.

Equistar: The Company's 29.5% interest in Equistar generated an equity profit of $4 million (after interest) for the first nine months as compared to earnings of $58 million (after interest) for the same period of 1998. The Company's share of Equistar's reported operating income was $31 million for the first nine months of 1999, before interest but after allocated expenses. This compares to $90 million for the same period of 1998. Both periods exclude any one-time transition costs to form the venture.

Ethylene and polyethylene prices increased during the first nine months of 1999 after their fall during the second half of 1998. Plant outages during the first nine months of 1999 kept industry ethylene supply tight, with demand steady. Polyethylene demand was strong, driven by end-use demand growth and customer attempts to restock very low inventories ahead of announced price increases. Average polyethylene pricing increased with total price increase announcements of $0.21 per pound on average during the first nine months of 1999, with $0.13/lb. realized to date. However, higher feedstock costs and production costs eroded most margin improvement from increased pricing. In addition, planned and unplanned outages during the first and second quarters increased production costs as compared to the prior year.

FOREIGN CURRENCY MATTERS

The functional currency of each of the Company's non-United States operations is the local currency. The impact of currency translation in consolidating the results of operations and financial position of such operations has historically not been material to the consolidated financial position of the Company. The Company buys materials and sell products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions made by the Company's foreign operations. The Company currently uses forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The devaluation of Brazil's currency, the real, in January 1999 and the volatility of this currency during 1999 had a negative effect of approximately $7 on net income. Future events, which may significantly increase or decrease the risk of future movement in the real or any other currency, cannot be predicted.


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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $19 million compared to $147 million provided for the nine months ended September 30, 1999 and 1998, respectively. Lower income from continuing operations and increased working capital were the primary reasons for the decrease.

Cash provided by investing activities was $184 million and $317 million for the first nine months of 1999 and 1998, respectively. Cash provided in the 1999 period reflects proceeds of $123 million from the syngas and methanol transactions with Linde AG, as discussed in Note 2 to the Consolidated Financial Statements, distributions of $51 million from Equistar and proceeds of $75 million from the sale of Suburban Propane, more than offsetting capital expenditures of $79 million. Cash provided in 1998 reflects $225 million of accounts receivable collections related to the businesses contributed to Equistar and $317 million in distributions from Equistar, partially offset by capital expenditures of $150 million. 1999 capital expenditure levels are significantly below last year due primarily to the completion early in the year of the Stallingborough UK plant expansion.

Cash used in financing activities was $225 million and $410 million for the nine months ended September 30, 1999 and 1998, respectively. Included in the first nine months of 1999 financing activities was $200 million used to repurchase company stock. There was a net $375 million debt reduction during the first nine months of 1998.

The Company expects to spend approximately $115 million in 1999 for capital expenditures, which include a new TiO2 research and development center in the United States and the completion of the SAP business systems implementation.

During the third quarter of 1999, the Company completed a $200 million share repurchase program, approved by its Board of Directors in January 1999. The Company repurchased 8,893,600 shares, representing 11.4% of the shares outstanding at the beginning of the year.


YEAR 2000

Each of the Company's three business units and its corporate headquarters has established a team to address Year 2000 compliance issues. Plans have been established by each team and are being implemented. Actions taken toward the goal of Year 2000 compliance are reported, on a regular basis, to the Company's Operations Committee and its Board of Directors. The most recent briefing was on October 29, 1999 to the Board of Directors.

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

During 1997, as a part of a separate project to improve the quality of and access to business information, the Company began a company-wide implementation of the SAP R/3 enterprise system software from SAP America, Inc. ("SAP
America"). This system integrates information, including financial, human resources, customer and supply chain information, in a single database. The Company has received representations from SAP America that the SAP R/3 system has been designed to be Year 2000 compliant. All three of the Company's business units have completed their SAP R/3 implementation with the exception of the U.S. payroll portion of the SAP Human Resources Module. The Company plans to implement this payroll portion in January 2000. The Company has completed the remediation and testing of its current payroll system and the system has been placed in production. The Company has outsourced the technical infrastructure for the SAP R/3 system to an internationally recognized provider of these services and has received assurances from the provider that all hardware and related system software are Year 2000 compliant. The Company has not deferred any of its currently planned projects as a result of Year 2000 efforts.

As of November 7, 1999 the Company's three business units have substantially completed all phases of the Year 2000 project for non-IT systems. During the phases of the Year 2000 project, the Company engaged independent consultants at certain locations to monitor remediation programs for certain systems and to provide additional expertise.

The Company has also requested and received Year 2000 compliance information from its critical suppliers, customers and other third parties. The Company is substantially complete in evaluating and assessing these responses. The more significant third-party relationships include suppliers of ores, electrical power, natural gas and industrial gases and providers of transportation such as pipelines, rail and barges. Contingency plans have been developed for significant third-party risks identified by the Company as a result of its evaluations and assessments. Although the Company has planned these actions to address third-party issues and potential impacts to the Company, it often has little direct ability to influence the compliance actions of other parties.

The Company estimates that it will spend $98 million related to the company-wide implementation of SAP, consisting of $46 million for consulting costs, $4 million for hardware, $6 million for software, $24 million for internal human resources, and $18 million for training and incidental costs. The Company estimates that it will spend an additional $15 million for required modifications and replacements of non-IT systems to become Year 2000 compliant, excluding internal human resources costs, which the Company does not measure separately. Such amounts exclude Year 2000 costs that may be incurred by Equistar. The total amount spent on the SAP project, to date, was approximately $93 million, of which $76 million was capitalized and $17 million was expensed.

The Company owns a 29.5% interest in Equistar. Equistar has formed a steering committee to oversee all Year 2000 remediation efforts. The chairman of the Equistar Year 2000 Steering Committee reports project progress regularly to the Equistar Governance Committee, which includes representatives from the Company's senior management. The Equistar Year 2000 Steering Committee has completed an assessment of the state of readiness of the information technology and non-IT systems of Equistar. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third-party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee has also assessed the readiness of significant customers and suppliers. The inventory, assessment and remediation testing and final implementation phases for Equistar are substantially complete. Equistar has also completed the system-wide replacement of its business information systems with SAP-based systems, including the systems for the operations contributed by Millennium and Occidental. The new systems and software have been designed to be Year 2000 compliant. Equistar has substantially completed contingency plan preparation with the assistance of an outside consultant. These plans are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. Final testing of these plans is nearing completion. The operations of Millennium Petrochemicals are integrally related to those of Equistar's La Porte, Texas, facility from which materials and utilities are sourced. As a result, any Year 2000-related interruption in Equistar's operations at this location could severely impact Millennium Petrochemicals' ability to manufacture and ship products to customers.

The Company has developed a process for creating Year 2000 contingency plans. This process includes the evaluation of the Company's existing business and disaster recovery plans and the identification of additional prudent steps that may be necessary to prepare for certain contingencies. These contingency plans are substantially complete and include identification of alternate suppliers, allowing for sufficient inventory levels in the event of manufacturing or transportation interruption and replacing electronic applications with manual processes.

Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to access the extent and resulting materiality of the impact of Year 2000 failures on its operations, liquidity or financial position. However, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. In particular, if suppliers fail to provide the Company with raw materials necessary to manufacture its products, sufficient electrical power and other utilities to sustain its manufacturing processes, or adequate, reliable means of transporting its products to its customers, then any such failure could result in the temporary inability to manufacture and/or ship products to customers. This risk may be mitigated to some extent at Millennium Inorganic Chemicals, where manufacturing capacity is distributed among seven manufacturing locations.

The Company's Year 2000 project is designed to significantly reduce the probability of any significant disruption of the Company's operations from internal sources. The Company's contingency plans should mitigate the potential impact of unanticipated failures by third party customers and suppliers. However, in the event that the Year 2000 issues of the Company and/or third parties with whom the Company transacts business are not addressed on a timely basis, it is possible that such issues could have an adverse impact on the Company's operations and/or financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          11.1      Statement re: computation of per share earnings
          27.1      Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. MILLENNIUM CHEMICALS INC.



Date: November 15, 1999

                                        [John E. Lushefski]
                                       _____________________________________
                                       John E. Lushefski
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (as duly authorized officer and principal
                                           financial officer)

                                  EXHIBIT INDEX

11.1      Statement re: computation of per share earnings
27.1      Financial Data Schedule