Form 10-K405
period 1999-12-31
MILLENNIUM CHEMICALS INC
filed 2000-03-30
CIK 1018099

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM  _________ TO _________

                        COMMISSION FILE NUMBER: 1-12091
                              -------------------
                            MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                DELAWARE                                               22-3436215
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           230 HALF MILE ROAD                                          07701-7015
             P.O. BOX 7015                                             (ZIP CODE)
              RED BANK, NJ
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 732-933-5000
                              -------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                     ON WHICH REGISTERED
          -------------------                                     -------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of voting stock held by non-affiliates as of March 17, 2000 (based upon the closing price of $17.4375 per common share as quoted on the New York Stock Exchange), is approximately $1,100 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 17, 2000, was 67,831,891 shares, excluding 10,059,695 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to be voted.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K as indicated herein. Portions of the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    3
 2.    Properties..................................................   25
 3.    Legal Proceedings...........................................   25
 4.    Submission of Matters to a Vote of Security Holders.........   26

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
         Shareholder Matters.......................................   27
 6.    Selected Financial Data.....................................   27
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   27
7A.    Quantitative and Qualitative Disclosures about Market
         Risk......................................................   27
 8.    Financial Statements and Supplementary Data.................   27
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   27

                                 PART III
10.    Directors and Executive Officers of the Registrant..........   27
11.    Executive Compensation......................................   28
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   28
13.    Certain Relationships and Related Transactions..............   28

                                 PART IV
14.    Exhibits, Financial Statement Schedule and Reports on Form
         8-K.......................................................   28

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the 1999 Annual Report to Shareholders (the 'Annual Report to Shareholders') of Millennium Chemicals Inc. (the 'Company') and in this Annual Report on Form 10-K, including, without limitation, the statements under 'Business -- Strategy' included in this Annual Report on Form 10-K and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in the Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K, are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ('Cautionary Statements') include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of the Company and Equistar Chemicals, LP ('Equistar'), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost-reduction targets or to complete construction projects on schedule; and, other unforeseen circumstances.

    Some of these Cautionary Statements are discussed in more detail under 'Business' in this Annual Report on Form 10-K and in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Annual Report to Shareholders. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1. BUSINESS

    Millennium Chemicals Inc. (the 'Company') is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

    The Company has three principal wholly owned operating subsidiaries:
Millennium Inorganic Chemicals Inc. (collectively, with its non-United States affiliates, 'Millennium Inorganic Chemicals'), Millennium Petrochemicals Inc. ('Millennium Petrochemicals'), and Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals'). The Company also owns a 29.5% interest in Equistar Chemicals, LP ('Equistar'), a joint venture owned by the Company, Lyondell Chemical Company ('Lyondell') and Occidental Petroleum Corporation ('Occidental'). The Company accounts for its interest in Equistar as an equity investment.

    The Company has leading market positions in the United States ('U.S.') and the world:

     Millennium Inorganic Chemicals is the second-largest producer of titanium dioxide ('TiO2') in the world, with manufacturing facilities in the U.S., the United Kingdom ('U.K.'), France, Brazil and Australia. Millennium Inorganic Chemicals is also the largest merchant seller of titanium tetrachloride ('TiCl4') in North America and Europe;

     Millennium Petrochemicals is the second-largest producer of acetic acid and vinyl acetate monomer ('VAM') in North America;

     Millennium Specialty Chemicals is the world's largest producer of terpene-based fragrance chemicals, the world's second-largest manufacturer of cadmium-based pigments and a major producer of silica gel; and

     Through its 29.5% interest in Equistar, the Company is a partner in the largest producer of ethylene and the second-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty chemicals.

    The Company owns an 85% interest in La Porte Methanol Company, L.P. ('La Porte Methanol Company'), a Delaware limited partnership that owns a methanol plant located in La Porte, Texas, and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. These operations were wholly owned by Millennium Petrochemicals until they were contributed to the partnership on January 18, 1999.

    The Company was incorporated in Delaware on April 18, 1996. The Company's U.K. office is located at Laporte Road, Stallingborough, Grimsby, North East Lincolnshire, DN40 2PR, England. Its U.K. telephone number is 0345-662663. The Company's principal executive offices in the U.S. are located at 230 Half Mile Road, P.O. Box 7015, Red Bank, NJ 07701-7015. Its U.S. telephone number is (732) 933-5000 and its U.S. fax number is 732-933-5240.

DEVELOPMENT OF BUSINESS

    The Company has been an independent, publicly owned company since its demerger (i.e., spin-off) on October 1, 1996 (the 'Demerger'), from Hanson PLC ('Hanson'). In connection with the Demerger, Hanson transferred its chemical operations to the Company and the Company issued to Hanson's shareholders all of the Company's then-outstanding common stock, par value $0.01 per share (the 'Common Stock'). For additional information concerning the Demerger, see Note 1 to the Company's Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

    On December 1, 1997, the Company contributed to Equistar substantially all of the net assets comprising its former polyethylene, alcohol and related products business segment, which had been owned by Millennium Petrochemicals. In exchange, the Company received a 43% interest in Equistar, Equistar repaid $750 million of debt due to the Company from its contributed businesses, the Company retained $250 million of certain accounts receivable and Equistar assumed certain liabilities from the Company. A subsidiary of the Company guaranteed $750 million of Equistar's newly issued bank debt. The Company used the $750 million received from Equistar, together with collected proceeds of the retained accounts receivable, to repay debt under its revolving credit facility. Lyondell contributed to Equistar substantially all of the assets comprising its petrochemical and polymer business segments, as well as a $345 million note. In exchange, Lyondell received a 57% interest in Equistar, and Equistar assumed $745 million of Lyondell's debt and certain liabilities from Lyondell. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemical subsidiary. Occidental contributed substantially all of the net assets of these businesses (including approximately $205 million of related debt) to Equistar. In exchange, Equistar borrowed an additional $500 million, $420 million of which was distributed to Occidental and $75 million of which was distributed to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. Equistar is governed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require the consent of the representatives of the three partners may be made by Lyondell's representatives alone.

    On December 31, 1997, the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse TiO2 and related intermediate and specialty chemical operations in France for $185 million, including assumed debt. The operations in France provide capacity to produce approximately 125,000 metric tons per year of TiO2.

    On July 1, 1998, the Company completed the acquisition of 99% of the voting shares and 72% of the outstanding shares of Titanio do Brazil S.A. ('Tibras'), Brazil's only integrated TiO2 producer, for $129 million, including assumed debt. The two operations comprising Tibras included a plant which has the capacity to produce approximately 60,000 metric tons per year of TiO2 and a mineral sands mine with over two million metric tons of recoverable reserves.

    On January 18, 1999, the Company completed certain transactions with Linde AG ('Linde') relating to the Company's synthesis gas ('syngas') unit in La Porte, Texas, and a 15% interest in its methanol business, whereby the Company received $123 million in cash. Linde operates the syngas unit under a long-term lease with a purchase option. The Company has the right to require Linde to purchase the syngas unit under certain circumstances. In addition, Linde operates and holds a 15% interest in the methanol facility. Linde has the obligation to purchase an additional 5% interest in the methanol partnership upon the occurrence of certain events.

    On May 26, 1999, the Company sold its 26.4% combined subordinated and general partnership interests in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively, 'Suburban Propane') to Suburban Propane and its management for $75 million in cash. Suburban Propane is the third-largest retail marketer of propane in the U.S.

    In this Annual Report on Form 10-K: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires; (ii) references to the activities of, and financial information with respect to, the Company prior to October 1, 1996, are to the historical activities and combined historical financial information of the businesses that were transferred to the Company by Hanson in connection with the Demerger; (iii) references to 'tpa' are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds); and, (iv) references to the Company's and Equistar's annual rated, processing or production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                                    STRATEGY

    The Company's Vision is: 'BE THE MOST VALUE-CREATIVE CHEMICAL COMPANY IN THE WORLD.' Its strategy is to maximize long-term Economic Value Added ('EVA'r'*') and cash flow, through improved efficiency at existing operations, disciplined capital expenditures, selective dispositions and selective acquisitions of intermediate and specialty chemical businesses. In addition to building upon its leading market positions in its existing lines of business, the Company seeks to increase efficiency and reduce costs at its existing businesses, focus its production on more profitable value-added products, expand its operations worldwide and increase the proportion of its business that is less cyclical in nature. The Company emphasizes stock ownership by management and links a significant portion of management's compensation to the achievement of performance targets, including targets based on EVA'r', as well as the Company's performance relative to its industry peers as measured by total shareholder return. The Company is committed to providing a safe workplace and employing the highest ethical standards in its dealings with customers, suppliers and the communities in which it operates.

    The following are key elements of the Company's strategy:

    FOCUS GROWTH ON LESS CYCLICAL, VALUE-CREATIVE BUSINESSES. The Company seeks to capitalize upon the leading market positions of its intermediate and specialty chemical businesses by expanding in domestic and international markets through capital expenditures and, as opportunities permit, selective acquisitions. In furthering the Company's business strategy to deemphasize commodity chemicals, the Company has announced its intention to seek to monetize its investment in Equistar. On January 28, 2000, the Company made an offer (the 'Offer') to Equistar's other partners to sell to them the Company's 29.5% partnership interest in Equistar. Both partners have notified the Company that the Offer has been declined. Under Equistar's Partnership Agreement, the Company has a 180-day period in which to sell its partnership interest to a third party on terms at least as favorable to the Company as the terms and conditions of the Offer. In addition, the Company has retained an investment banker to assist in the sale of the Company's interest in Equistar. In 1999, the Company transferred its La Porte, Texas, syngas facility and 15% of its methanol business to Linde for $123 million in cash, resulting in a value-creative partnership with long-term EVA'r' benefits. The Company also sold its interest in Suburban Propane in 1999 for $75 million. In 1999, the Company completed the purchase of $200 million of its Common Stock using primarily the proceeds of these transactions, buying back over 10% of its outstanding shares. Millennium Inorganic Chemicals significantly expanded its global TiO2 business by acquiring the French TiO2 operations of Rhone-Poulenc Chimie S.A. on December 31, 1997, and 99% of the voting shares and 72% of the outstanding shares of Tibras, Brazil's only integrated TiO2 producer, on July 1, 1998.

    IMPROVE THE COMPANY'S COST STRUCTURE IN COMMODITY, INDUSTRIAL AND PERFORMANCE CHEMICALS. The Company seeks to increase the competitiveness of its commodity, industrial and performance chemical businesses by improving the efficiency of existing operations through the implementation of internally developed and externally benchmarked best practices and ongoing investments in technology, new processes and equipment. In 1999, the Company completed the global implementation of its SAP-based enterprise resource planning system, creating a totally integrated information platform that enhances customer service and expands the Company's ability to increase efficiencies and cut costs. This system would also eventually help link the Company and certain of its customers and suppliers in an efficient, real-time network. Focused global teams were established in 1999 at Millennium Inorganic Chemicals to apply best practices around the world and build stronger business alliances. New technologies put into place at Millennium Inorganic Chemicals' Stallingborough, U.K., facility have begun to pay off with additional capacity to meet demand.

    INCREASE PRODUCTION AND MARKETING OF VALUE-ADDED PRODUCTS. The Company seeks to expand its position as a supplier of less cyclical, value-added intermediate and specialty chemicals, which historically command higher margins than commodity chemicals. Millennium Inorganic Chemicals completed its new $18 million research center near Baltimore, Maryland, to enhance its ability to research, develop and test new products and processes, and provide customers with additional value-added products and services. Millennium Inorganic Chemicals developed four new products in 1999

---------
* EVA'r' is a registered trademark of Stern Stewart & Co.

(including Tiona'r' 568, a new multi-purpose, high-performance pigment) that will be commercialized in 2000. Millennium Petrochemicals' new, patented low-water technology to reduce the cost and increase the capacity of its acetic acid plant was fully implemented in 1999. At Millennium Specialty Chemicals, the capacity for linalool and anethole production was expanded through debottlenecking. The Company's equity investment in CheMatch.com, the chemical industry's leading bulk chemical exchange and auction site, exemplified the Company's commitment to the rapidly growing area of U.S. business-to-business e-commerce.

    EMPHASIZE EMPLOYEE STOCK OWNERSHIP AND PERFORMANCE-BASED COMPENSATION. In order to align the interests of the Company's management and shareholders, the Company has established guidelines for significant investment by management in Common Stock. Since October 1, 1996, the Company's top 27 executive officers and senior managers have purchased shares of Common Stock with a market value at March 17, 2000, of over $12 million. These include shares purchased under the Company's Salary and Bonus Deferral Plan, some of which are subject to forfeiture, but do not include Common Stock earned under the Company's Long Term Stock Incentive Plan. In addition, management's long-term incentive compensation (including the vesting of 75% of the awards of restricted stock) is dependent upon the achievement of performance goals based on value creation targets and the Company's performance relative to industry peers, as measured by total shareholder return. Information relating to these guidelines and plans is presented under the heading 'Executive Compensation' in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders. To encourage ownership of Common Stock by employees generally, the Company has established a 401(k) plan and a Supplemental Savings and Investment Plan that partially match employee contributions with Common Stock, a Long Term Incentive Plan that awards participants with Common Stock based on performance measured by EVA'r', Employee Stock Purchase Plans and a Salary and Bonus Deferral Plan. In addition, the Company has established a Save As You Earn (SAYE) program and a Bonus Deferral Plan for its U.K. employees, a 'Plan D'Epargne' for its French employees and a Salary Deferral Plan for its Australian employees.

    PROVIDE A SAFE WORKPLACE AND EMPLOY THE HIGHEST ETHICAL STANDARDS. The Company is committed to providing a safe workplace and employing the highest ethical standards in its dealings with customers, suppliers and the communities in which it operates. 'PEOPLE CREATE THE VALUE' is the basis of the Company's People Policy. The People Policy promotes innovation and value-creativity within the context of the Company's Core Values, which include: 'EMPLOY THE HIGHEST ETHICAL STANDARDS; TREAT EACH OTHER WITH RESPECT, TRUST AND OPENNESS; AND, PROTECT THE ENVIRONMENT AND THE HEALTH AND SAFETY OF OUR EMPLOYEES AND THE PUBLIC.' The Company's safety performance showed an improvement of approximately 60% in 1999 in its lost workday incident rate, and Millennium Petrochemicals' operations had no lost workdays or recordable safety incidents in 1999. To demonstrate the Company's unequivocal commitment to the Responsible Care'r'* program in each country in which the Company has operations, the Company adopted its own Responsible Care'r' program in 1999, named 'One Global Standard of Excellence,' to achieve excellence in Responsible Care'r' in a globally uniform way. By focusing on the People Policy, the Core Values, the guiding principles of Responsible Care'r' and EVA'r', the Company and its people are committed to the Company's Vision: 'BE THE MOST VALUE-CREATIVE CHEMICAL COMPANY IN THE WORLD.'

                               BUSINESS SEGMENTS

    The Company's principal operations are grouped into three business segments:
'titanium dioxide and related products,' which are produced by Millennium Inorganic Chemicals; 'acetyls,' which are produced by Millennium Petrochemicals; and, 'specialty chemicals,' which are produced by Millennium Specialty Chemicals. See Note 12 of the Company's Consolidated Financial Statements included in the Annual Report to Shareholders and page 40 of such Annual Report for financial information about the Company's business segments; such information is incorporated herein by reference.

    On December 1, 1997, the Company contributed the businesses comprising its former polyethylene, alcohol and related products segment to Equistar. Results of these businesses for the eleven months ended November 30, 1997, prior to such contribution, are included in the Company's Consolidated Financial Statements. Since December 1, 1997, the Company's interest in Equistar has been accounted for as an equity investment. Prior to December 1, 1997, the assets contributed by the Company to

----------
* Responsible Care'r' is a registered servicemark of the Chemical Manufacturers Association.
                                        6

Equistar were designated as the 'polyethylene, alcohol and related products' segment. See Note 3 to the Company's Consolidated Financial Statements included in the Annual Report to Shareholders for additional information about Equistar's business, and the Financial Statements of Equistar included in this Annual Report on Form 10-K for additional financial information about Equistar.

                               PRINCIPAL PRODUCTS

    The following is a description of the principal products of the Company's consolidated subsidiaries:

Titanium dioxide and related products:
    Titanium dioxide ('TiO2')................  A white pigment used to provide whiteness, brightness and opacity in coatings and paints, plastics, paper
                                               and rubber.

    Titanium tetrachloride ('TiCl4').........  The intermediate product used in making TiO2. TiCl4 is also used for: the manufacture of titanium metal,
                                               which is used to make a wide variety of products
                                               including eyeglass frames, aerospace parts and golf
                                               clubs; the manufacture of catalysts and specialty
                                               pigments; and, as a surface treatment for glass.

    Zirconium-based compounds................  Chemicals used in coloring for ceramics, in pigment surface treatment and to enhance optics.

    Specialty TiO2...........................  Micropure and ultra-fine products used in optical, electronic and ultra-violet absorption applications.
Acetyls:
    Vinyl acetate monomer ('VAM')............  A petrochemical product used to produce adhesives, water-based paints, textile coatings, paper coatings
                                               and a variety of polymer products.

    Acetic acid..............................  A feedstock used to produce VAM, terephthalic acid
                                               (used to produce polyester for textiles and plastic
                                               bottles) and industrial solvents.

    Methanol.................................  A feedstock used to produce acetic acid; methyl tertiary butyl ether ('MTBE'), a gasoline additive;
                                               and, formaldehyde. The Company is a producer of
                                               methanol through its 85% interest in La Porte
                                               Methanol Company.
Specialty chemicals:
    Terpene fragrance chemicals..............  Individual components that are blended to make fragrances used in detergents, soaps, perfumes,
                                               personal-care items and household goods.

    Terpene flavor chemicals.................  Individual components that are blended to impart or enhance flavors used in toothpaste, chewing gum and
                                               other consumer products.

    Cadmium-based pigments...................  Inorganic colors used in engineered plastics, artists' colors, ceramics, inks, automotive refinish
                                               coatings, coil and extrusion coatings, aerospace
                                               coatings and specialty industrial finishes.

    Silica gel...............................  Inorganic product used to reduce gloss and control flow in coatings. Also used to stabilize and extend
                                               the shelf life of beer, plastic films, powdered food
                                               products and pharmaceuticals.

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

              MILLENNIUM INORGANIC CHEMICALS' RATED TIO2 CAPACITY
                            (METRIC TONS PER ANNUM)

PROCESS                                                CAPACITY
-------                                                --------
Chloride.............................................   483,000     68%
Sulfate..............................................   229,000     32%
                                                        -------    ---
    Total............................................   712,000    100%

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

    Millennium Inorganic Chemicals' TiO2 plants are located in the four major world markets for TiO2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of two in Baltimore, Maryland, and two in Ashtabula, Ohio, have aggregate production capacities of 248,000 tpa using the chloride process and 44,000 tpa using the sulfate process. The plant in Salvador, Bahia, Brazil, has a capacity to produce approximately 60,000 tpa using the sulfate process. Millennium Inorganic Chemicals also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 100,000 tpa of titanium ores, which are generally consumed in the Salvador TiO2 plant, and 16,000 tpa of zircon, which are sold to third parties. Millennium Inorganic Chemicals' Stallingborough, U.K., plant has chloride-process production capacity of 150,000 tpa, increased from 109,000 tpa due to the plant expansion which was substantially completed in late 1998. The plants in France at Le Havre, Normandy, and Thann, Alsace, have sulfate-process capacities of 95,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 85,000 tpa.

    Millennium Inorganic Chemicals' plants operated at an average of 88% of installed capacity during 1999, 93% during 1998 and 97% during 1997. The decline in the operating rate in 1999 was due to planned and unplanned production shutdowns at certain facilities. Planned cutbacks in production were made early during 1999 in response to seasonal slowness in demand and price competition in Europe. In addition, the Stallingborough, U.K., plant was shut down during the fall of 1998 to complete a significant expansion of capacity and a new technology introduction at the facility. Operational difficulties were experienced during 1999 in connection with the expansion and the technology introduction. Although the difficulties at Stallingborough are largely resolved, work continues to increase output levels to nameplate capacity.

    Titanium-bearing ores used in the TiO2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat these natural ores to extract iron and other minerals and produce slags or synthetic rutiles with higher TiO2 concentrations, resulting in lower rates of waste by-products during the TiO2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Millennium Inorganic Chemicals obtains ores from a number of suppliers in South Africa, Australia, Canada and Norway, generally pursuant to one- to three-year supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 81% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium Inorganic Chemicals in 1999.

    Other major raw materials used in the production of TiO2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For Millennium Inorganic Chemicals' Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. Millennium Inorganic Chemicals has experienced tightness in various raw material markets, but not to an extent requiring curtailed production. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. At the present time, the market for chloride process feedstock is beginning to loosen due to additional new synthetic titanium ore capacity. A number of Millennium Inorganic Chemicals' raw materials are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium Inorganic Chemicals could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

    Of the total 600,000 metric tons of TiO2 sold by Millennium Inorganic Chemicals in 1999, approximately 60% was sold to customers in the paint and coatings industry, approximately 20% to customers in the plastics industry, approximately 15% to customers in the paper industry and approximately 5% to other customers. Millennium Inorganic Chemicals' ten largest customers accounted for more than 25% of its TiO2 sales in 1999. Millennium Inorganic Chemicals experiences some seasonality in its sales because its customers' sales of paints and coatings are greatest in the spring and summer months.

    TiO2 is sold either directly by Millennium Inorganic Chemicals to its customers or, to a lesser extent, through agents or distributors. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

    The global markets in which the Company's TiO2 business operates are all highly competitive. Millennium Inorganic Chemicals competes primarily on the basis of price, product quality and service. Certain of Millennium Inorganic Chemicals' competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO2. Millennium Inorganic Chemicals is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. Millennium Inorganic

Chemicals' major competitors are E.I. du Pont de Nemours and Company ('Dupont'); Huntsman Tioxide ('Huntsman'), a unit of Huntsman Corporation; Kronos, Inc. ('Kronos'), a unit of NL Industries Inc.; Kemira Pigments Oy ('Kemira'), a unit of Kemira Oy; and, Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ('Kerr-McGee Chemicals'), a unit of Kerr-McGee Corporation. DuPont, Millennium Inorganic Chemicals, Huntsman, Kronos, Kemira and Kerr-McGee Chemicals, collectively, account for approximately three-quarters of the world's production capacity.

    TiO2 competes with other whitening agents which are generally less effective but less expensive. Paper manufacturers have, in recent years, developed alternative technologies which reduce the amount of TiO2 used in paper. For example, kaolin and precipitated calcium carbonate are used extensively as fillers by paper manufacturers in medium- and lower-priced products.

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

PERFORMANCE CHEMICALS

    Millennium Inorganic Chemicals produces a number of specialty products that are marketed through its newly formed Performance Chemicals business unit. These products include the following:

    Titanium Tetrachloride. Millennium Inorganic Chemicals manufactures a metallurgical grade of TiCl4 at its Ashtabula, Ohio, plant, primarily for sale to U.S. titanium metal producers. TiCl4 is produced at Ashtabula as an intermediate product in the chloride process used for manufacturing TiO2. Millennium Inorganic Chemicals also manufactures TiCl4 at its Thann, Alsace, France, facility, primarily for sales to third parties in Europe for use in catalysts and pharmaceuticals and for use by Millennium Inorganic Chemicals and others in the sulfate-process manufacturing of TiO2 in Europe. Millennium Inorganic Chemicals is the largest merchant seller of TiCl4 in North America and Europe.

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

    Specialty Titanium Dioxide Products: The Company's plant in France at Thann, Alsace, produces zirconium-based compounds and specialty TiO2 products. These products are marketed globally for various applications, including environmental applications to eliminate nitrogen oxides from power plant emissions and for sulfur removal in diesel engine exhaust. Micropure TiO2 is used in the treatment of glass, primarily to enhance the optical properties of spectacles. Electronic applications make use of these materials' ultra-purity to miniaturize components in automotive, telephone and television applications.

    Zirconium-based Compounds: Zirconium-based compounds are used as a coloring agent for ceramics, in pigment surface treatments and to enhance optics. Millennium Inorganic Chemicals recently completed the acquisition of Hanwha Advanced Ceramics of South Korea, a company located near Perth, Western Australia, that produces a broad range of zirconia products that will complement the current manufacturing operations in Thann, France.

                           MILLENNIUM PETROCHEMICALS

    The following table sets forth information concerning the annual production capacity, as of the date of this report, of Millennium Petrochemicals' principal products:

                   MILLENNIUM PETROCHEMICALS' RATED CAPACITY
                         (MILLIONS OF POUNDS PER ANNUM)

                      PRODUCT                        CAPACITY
                      -------                        --------
Acetic Acid........................................   1,000
Vinyl Acetate Monomer..............................     800

    In addition, Millennium Petrochemicals owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see 'La Porte Methanol Company,' below.

ACETIC ACID

    Millennium Petrochemicals is the second-largest producer of acetic acid in North America, and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas, and has an annual production capacity as of December 31, 1999, of one billion pounds. Millennium Petrochemicals uses approximately 57% of its acetic acid production internally to produce VAM at La Porte.

    The principal starting feedstocks for the production of acetic acid are carbon monoxide and methanol. Millennium Petrochemicals purchases all of its carbon monoxide from Linde pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the syngas plant leased by Linde from Millennium Petrochemicals pursuant to a long-term lease that commenced on January 18, 1999. La Porte Methanol Company, 85% owned by the Company, supplies all of Millennium Petrochemical's requirements for methanol. (See 'La Porte Methanol Company,' below.)

    Millennium Petrochemicals utilizes proprietary technology, including its patented low-water technology, to produce acetic acid.

    Acetic acid not consumed internally by Millennium Petrochemicals is sold predominantly under contract. These contracts range in term from one to six years. Export sales constituted approximately 20% of total acetic acid sales in 1999. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck.

    Millennium Petrochemicals' principal competitors in the acetic acid business are Celanese AG, ('Celanese'); BP Amoco P.L.C. ('BP Amoco'); Kyodo Sakusan and Acetex Chemie S.A., a subsidiary of Acetex Corporation ('Acetex').

VINYL ACETATE MONOMER

    Millennium Petrochemicals is the second-largest producer of VAM in North America, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located at La Porte, Texas, and has an annual production capacity of 800 million pounds as of December 31, 1999.

    The principal feedstocks for the production of VAM are acetic acid and ethylene. Millennium Petrochemicals supplies its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

    The process used by Millennium Petrochemicals to produce VAM is proprietary to the Company.

    Millennium Petrochemicals sells VAM under contracts that range in term from one to ten years, as well as on a spot basis. Millennium Petrochemicals also sells VAM to Equistar pursuant to a long-term contract at a formula-based price. The majority of sales are completed under contract. Millennium Petrochemicals ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. Export sales represented approximately 35% of total VAM sales in 1999. Millennium Petrochemicals has bulk storage arrangements for VAM in the Netherlands, the U.K., Italy, Turkey, South Africa, Indonesia, Malaysia and Korea, to better serve its customers' requirements in those regions.

    Millennium Petrochemicals' principal competitors in the VAM business are Celanese, BP Amoco, Union Carbide Corporation, Gantrade Corporation, Acetex and Dairen Chemical Corporation.

                         MILLENNIUM SPECIALTY CHEMICALS

TERPENE FRAGRANCE AND FLAVOR CHEMICALS

    Millennium Specialty Chemicals is one of the world's leading producers of chemicals derived from crude sulfate turpentine ('CST'), and is the largest purchaser and distiller of CST in the world. Millennium Specialty Chemicals' primary turpentine-based products are intermediate fragrance chemicals, such as linalool and geraniol, which are used in fragrance compounds and also provide the starting point for the production of a number of other fragrance ingredients. In addition, Millennium Specialty Chemicals supplies chemicals for use as flavors and in a number of other industrial applications.

    Millennium Specialty Chemicals operates manufacturing facilities for its fragrance chemicals in Jacksonville, Florida, and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of turpentine into alpha- and beta-pinene, sophisticated equipment to further upgrade fragrance chemical products, as well as manufacturing facilities for synthetic pine oil, anethole, methyl chavicol and a number of other fragrance and flavor chemicals. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST, utilizing a proprietary and, the Company believes, unique technology. The Company believes that this technology provides Millennium Specialty Chemicals with a significant advantage in raw material availability and quality. The Company's technology also has significant environmental advantages. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance chemicals, including citral, citronellol and pseudoionone. In addition, Millennium Specialty Chemicals operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over five million pounds. In 1999, Millennium Specialty Chemicals expanded its linalool and geraniol production capacities.

    CST, which is Millennium Specialty Chemicals' key raw material for producing fragrance chemicals, is a by-product of the kraft process of papermaking. Millennium Specialty Chemicals purchases CST from approximately 50 pulp mills in North America. Additionally, Millennium Specialty Chemicals purchases quantities of gum turpentine or its derivatives from Asia, Europe and South America, as business conditions dictate.

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

    Fragrance chemicals are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. Millennium Specialty Chemicals sells directly worldwide to major soap, detergent and fabric conditioner manufacturers and fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 80% of Millennium Specialty Chemicals' 1999 terpene fragrance chemical sales were to the fragrance chemicals market, with additional sales to the pine oil cleaner and disinfectant markets. Approximately 63% of Millennium Specialty Chemicals' 1999 terpene fragrance chemical sales were made outside the U.S., to approximately 50 different countries. Sales are made primarily through Millennium Specialty Chemicals' direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

    The markets in which Millennium Specialty Chemicals' terpene fragrance business competes are highly competitive. Millennium Specialty Chemicals competes primarily on the basis of quality, service and the ability to conform its products to the technical and qualitative requirements of its customers. Millennium Specialty Chemicals works closely with many of its customers in developing products to satisfy their specific requirements. Millennium Specialty Chemicals' supply agreements with customers are typically short-term in duration (up to one year). Therefore, its business is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of Millennium Specialty Chemicals' fragrance chemicals is used, which may affect demand for such fragrance chemicals. Millennium Specialty Chemicals' ten largest terpene chemical customers accounted for approximately 40% of its total sales in 1999. Millennium Specialty Chemicals' major competitors are BASF AG, Hoffman-LaRoche Inc., Kuraray Co. LTD and Bush Boake Allen Inc.

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

                            RESEARCH AND DEVELOPMENT

    The Company's expenditures for research and development totaled $26 million, $21 million and $28 million in 1999, 1998 and 1997, respectively. Research and development expenditures at Millennium Inorganic Chemicals increased by approximately $5 million from 1998 to 1999 due to its strategic initiative to increase its focus on new product development and process technology. Research and development expenditures increased from 1997 to 1998 at Millennium Inorganic Chemicals by approximately $7 million due to the French and Brazilian acquisitions and additional research and development projects, but decreased by approximately $14 million at Millennium Petrochemicals as a result of the transfer of the polyethylene, alcohol and related products segment to Equistar on December 1, 1997.

    Millennium Inorganic Chemicals has research facilities in Baltimore, Maryland; Stallingborough, U.K.; and, Bunbury, Western Australia. Millennium Inorganic Chemicals opened its new research center near Baltimore, Maryland in September 1999. Millennium Specialty Chemicals has research facilities in Jacksonville, Florida, and Baltimore, Maryland. Millennium Petrochemicals leases laboratory space from Equistar in Cincinnati, Ohio. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             INTERNATIONAL EXPOSURE

    The Company generates revenue from export sales (i.e., U.S. dollar-denominated sales outside the U.S. by domestic operations), as well as revenue from the Company's operations conducted outside the U.S. Export sales, which are made to approximately 90 countries, amounted to approximately 9%, 10% and 9% of total revenues in 1999, 1998 and 1997, respectively. Revenue from non-U.S. operations amounted to approximately 42%, 38% and 12% of total revenues in 1999, 1998 and 1997, respectively, principally reflecting the operations of Millennium Inorganic Chemicals in the U.K. and Western Australia and the addition of the French operations on December 31, 1997, and the Brazilian operations on July 1, 1998. Identifiable assets of the non-U.S. operations represented 29% and 24% of total identifiable assets at December 31, 1999 and 1998, respectively, principally reflecting the assets of these operations. In addition, the Company obtains a portion of its principal raw materials from sources outside the U.S. Millennium Inorganic Chemicals obtains ores used in the production of TiO2 under long-term contracts from a number of suppliers in South Africa, Australia, Canada and Norway. Millennium Specialty Chemicals obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia and other Asian countries, Europe and South America.

    The Company's export sales and its non-U.S. manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad will increase as the Company expands its worldwide operations. From time to time, the Company utilizes financial derivative instruments to hedge the impact of currency fluctuations on its purchases and sales.

    The functional currency of each of the Company's non-U.S. operations (principally, the operations of Millennium Inorganic Chemicals in the U.K., France, Brazil and Australia) is the local currency. The impact of currency translation in combining the results of operations and financial position of such operations has not, historically, been material to the consolidated financial position of the Company. The 1999 devaluation of Brazil's currency, the real, had a $6 million impact on the Company's consolidated operations, as a majority of its Brazilian sales are referenced to U.S. dollar prices. In addition, as a result of translating the functional currency financial statements of all its foreign subsidiaries into U.S. dollars, consolidated shareholders' equity decreased approximately $46 million during 1999. Future events, which may significantly increase or decrease the risk of future movement in the real or other currencies in which the Company conducts business, cannot be predicted.

    In addition, the Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. The Company hedges certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the functional currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Foreign currency losses aggregated $13 million in 1999 (including the impact of Brazil's currency above) and $4 million in each of 1998 and 1997.

                          EQUITY INTEREST IN EQUISTAR

    Through its 29.5% interest in Equistar, the Company is a partner in the largest producer of ethylene and the second-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty chemicals. Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former polyethylene, alcohol and related products segment to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemicals subsidiary. On January 28, 2000, the Company made an offer (the 'Offer') to Lyondell and Occidental to sell to them the Company's 29.5% interest in Equistar pursuant to the 'right of first offer' provisions of the Equistar partnership agreement. Both partners have notified the Company that the Offer has been declined. Under Equistar's partnership agreement, the Company has a 180-day period in which to sell its partnership interest to a third party on terms at least as favorable to the Company as the terms and conditions of the Offer.

    Equistar's petrochemicals business unit manufactures and markets olefins, oxygenated chemicals and aromatics. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene and propylene oxide. Equistar's oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ('MTBE'). Oxygenated chemicals have uses ranging from paint to cleaners to polyester fibers. Equistar's aromatics are benzene and toluene.

    Equistar's polymers business unit manufactures and markets polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, trash bags and lightweight high-strength plastic bottles for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including plastic caps and other closures, rigid packaging and carpet facing and backing. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable resins and polymeric powders.

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

EQUISTAR'S PETROCHEMICAL BUSINESS UNIT

    Overview: Equistar produces petrochemicals at twelve facilities located in six states. The Chocolate Bayou, Corpus Christi and two Channelview, Texas, olefin plants use petroleum liquids, including naphtha, condensates and gas oils (collectively, 'Petroleum Liquids'), as raw materials to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, 'NGLs'). The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and of specialty products such as dicyclopentadiene, isoprene, resin oil, piperylenes, hydrogen and alkylate.

    Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and, La Porte, Texas, plants are designed to use NGLs, which primarily produce ethylene with some co-products, such as propylene. A comprehensive pipeline system connects the Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline.

    Equistar produces ethylene oxide and its primary derivative, ethylene glycol, at facilities located at Pasadena, Texas, and through a joint venture located in Beaumont, Texas, that is 50% owned by Equistar and 50% owned by DuPont. The Pasadena facility also produces other derivatives of ethylene oxide, principally glycol ethers and ethanolamine. Ethylene glycol is used in antifreeze and in polyester fibers, resins and films. Ethylene oxide and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

    Equistar produces synthetic ethyl alcohol at its Tuscola, Illinois, plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey, and Anaheim, California, for denaturing ethyl alcohol. In addition, it produces small volumes of diethyl ether, a by-product of its ethyl alcohol production, at Tuscola. These ethyl alcohol products are ingredients in various consumer and industrial products as described more fully in the table below.

    The following table outlines Equistar's primary petrochemical products, annual processing capacity and the primary uses for such products.

                                         ANNUAL
          PRODUCT                     CAPACITY(A)                           PRIMARY USES
          -------                     -----------                           ------------
Olefins:
    Ethylene................  11.5 billion pounds           Ethylene is used as a raw material to
                                                            manufacture polyethylene, ethylene oxide,
                                                            ethylene dichloride, VAM and ethyl benzene.

    Propylene...............  5.0 billion pounds(b)         Propylene is used to produce polypropylene,
                                                            acrylonitrile and propylene oxide.

    Butadiene...............  1.2 billion pounds            Butadiene is used to manufacture styrene-
                                                            butadiene rubber and polybutadiene rubber.
Oxygenated Products:
    Ethylene oxide..........  1.1 billion pounds ethylene   Ethylene oxide is used to produce
                              oxide; 400 million pounds as  surfactants, industrial cleaners, cosmetics,
                              pure ethylene oxide           emulsifiers, paint, heat transfer fluids and
                                                            ethylene glycol.
    Ethylene glycol.........  1 billion pounds              Ethylene glycol is used to produce polyester
                                                            fibers and film, PET resin, heat transfer
                                                            fluids, paint and automobile antifreeze.

                                                  (table continued on next page)

(table continued from previous page)

                                         ANNUAL
          PRODUCT                     CAPACITY(A)                           PRIMARY USES
          -------                     -----------                           ------------
    Ethylene oxide
      derivatives...........  225 million pounds            Ethylene oxide derivatives are used to
                                                            produce paint and coatings, polishes,
                                                            solvents and chemical intermediates.

    MTBE....................  284 million gallons (c)       MTBE is an octane enhancer and clean fuel
                                                            additive in reformulated gasoline.
Aromatics:
    Benzene.................  300 million gallons           Benzene is used to produce styrene, phenol
                                                            and cyclohexane.

    Toluene.................  66 million gallons            Toluene is used as an octane enhancer in
                                                            gasoline, as a chemical raw material for
                                                            benzene production and as a core ingredient
                                                            in toluene diisocyanate, a compound in
                                                            urethane production.
Specialty Products:
    Dicyclopentadiene
      ('DCPD')..............  130 million pounds            DCPD is a component of inks, adhesives and
                                                            polyester resins.

    Isoprene................  145 million pounds            Isoprene is a component of premium tires,
                                                            adhesive sealants and other rubber products.

    Resin oil...............  150 million pounds            Resin oil is used in the production of
                                                            hot-melt-adhesives, inks, sealants, paints
                                                            and varnishes.

    Piperylenes.............  100 million pounds            Piperylenes are used in the production of
                                                            adhesives, inks and sealants.

    Hydrogen................  44 billion cubic feet         Hydrogen is used by refineries to remove
                                                            sulfur from process gas in heavy crude oil.

    Alkylate................  337 million gallons(d)        Alkylate is a premium blending component
                                                            used by refiners to meet Clean Air Act
                                                            standards for reformulated gasoline.

    Ethyl alcohol...........  50 million gallons            Ethyl alcohol is used in the production of
                                                            solvents as well as household, medicinal and
                                                            personal care products.

    Diethyl ether...........  5 million gallons             Diethyl ether is used in laboratory
                                                            reagents, gasoline and diesel engine
                                                            starting fluid, liniments, analgesics and
                                                            smokeless gun powder.

---------

 (a) Unless otherwise specified, represents annual processing capacity at January 1, 2000, as determined by Equistar's management.

 (b) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview, Texas, facility, which can convert ethylene and other light petrochemicals into propylene and has a current rated capacity of one billion pounds per year of propylene.

 (c) Includes up to 44 million gallons per year of capacity which is operated for the benefit of LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ('LCR').

 (d) Includes up to 172 million gallons per year of capacity which is operated for the benefit of LCR.

    Raw Materials and Ethylene Purchases: The raw materials cost for olefin production is generally the largest component of total cost for the petrochemicals business. Olefin plants with the flexibility to consume a wide range of raw materials are better able to maintain higher profitability during periods of changing energy and petrochemical prices than olefin plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. Equistar's Channelview, Texas, facility is uniquely flexible in that it can process 100% Petroleum Liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% Petroleum Liquids or up to 70% NGLs, subject to availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids. Equistar's four other olefin facilities currently process only NGLs. Equistar's La Porte, Texas, facility can process heavier NGLs such as butane and natural gasoline.

    The majority of Equistar's petroleum liquids requirements are purchased via contractual arrangements from a variety of third-party domestic and foreign sources. Equistar also purchases a minimal amount of petroleum liquids from third-party domestic and foreign sources selling product via the spot market at the market rate at time of purchase. Equistar purchases NGLs from a wide variety of domestic sources. It obtains a portion of its olefin raw material requirements from LCR at market-related prices.

    In addition to producing its own ethylene, Equistar assumed certain agreements of the Company on December 1, 1997, for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the assumed contracts will decline at the end of 2000, although Equistar currently intends to continue purchasing ethylene from third-party sources as needed to meet its requirements.

    Marketing and Sales: Ethylene produced by the La Porte, Morris and Clinton facilities is generally consumed as raw material by the polymer operations at those sites, except for the ethylene produced at La Porte and sold to Millennium Petrochemicals for its VAM production. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefin plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide facilities as well as to other third parties. As of January 1, 2000, approximately 80% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates based on current market prices.

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

    Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, part of which is owned and part of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas, as well as around the Lake Charles, Louisiana, area. In addition, exchange agreements with other olefin producers allow access to customers who are not directly connected to Equistar's pipeline system. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar and its derivatives are shipped by railcar, truck, isotank or ocean going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge and ocean-going vessel.

EQUISTAR'S POLYMER BUSINESS UNIT

    Overview: Through facilities located at ten plant sites in four states, Equistar's polymer business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

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

    Equistar's Morris, Illinois, and Pasadena, Texas, facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production and propylene purchased from third parties. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymer facilities. Equistar produces wire and cable resins and compounds at Morris, Illinois; La Porte and Crockett, Texas; Tuscola, Illinois; and, Fairport Harbor, Ohio. Wire and cable resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

    The following table outlines Equistar's polymer and performance polymer products, its annual processing capacity and the primary uses for such products:

                                  ANNUAL                               PRIMARY
    PRODUCT                     CAPACITY(A)                              USES
    -------                     -----------                              ----
High density
polyethylene
('HDPE')...................   3.6 billion pounds(b)(c)      HDPE is used to manufacture grocery,
                                                            merchandise and trash bags; food containers for
                                                            items from frozen desserts to margarine; plastic
                                                            caps and closures; liners for boxes of cereal and
                                                            crackers; plastic drink cups and toys; dairy crates;
                                                            bread trays and pails for items from paint to
                                                            fresh fruits and vegetables; safety equipment
                                                            such as hard hats; house wrap for insulation;
                                                            bottles for household/industrial chemicals and
                                                            motor oil; milk/water/juice bottles; and, large
                                                            (rotomolded) tanks for storing liquids like
                                                            agricultural and lawn care chemicals.
Low density polyethylene
  ('LDPE')..................  1.7 billion pounds(c)         LDPE is used to manufacture food packaging films;
                                                            plastic bottles for packaging food and personal care
                                                            items; dry cleaning bags; ice bags; pallet shrink
                                                            wrap; heavy-duty bags for mulch and potting soil;
                                                            boil-in-bag bags; coatings on flexible packaging
                                                            products, and, coatings on paper board such as milk
                                                            cartons. Specialized forms of LDPE are Ethyl Methyl
                                                            Acrylate, which provides adhesion in a variety of
                                                            applications; and, Ethylene Vinyl Acetate, which is
                                                            used in foamed sheets, bag-in-box bags, vacuum
                                                            cleaner hoses, medical tubing, clear sheet
                                                            protectors and flexible binders.
Linear low-density
  polyethylene ('LLDPE')....  1.1 billion pounds            LLDPE is used to manufacture garbage and lawn/leaf
                                                            bags; housewares; lids for coffee cans and margarine
                                                            tubs; and, large (rotomolded) toys like outdoor gym
                                                            sets.

Polypropylene...............  680 million pounds            Polypropylene is used to manufacture fibers for
                                                            carpets, rugs and upholstery; housewares; automotive
                                                            battery cases; automotive fascia, running boards and
                                                            bumpers; grid-type flooring for sports facilities;
                                                            fishing tackle boxes; and, bottle caps and closures.

                                                  (table continued on next page)

(table continued from previous page)

                                      ANNUAL                               PRIMARY
    PRODUCT                         CAPACITY(A)                              USES
    -------                         -----------                              ----
Wire and cable resins and
  compounds.................  (d)                           Wire and cable resins and compounds are used
                                                            to insulate copper and fiber optic wiring in
                                                            power, telecommunication, computer and
                                                            automobile applications.
Polymeric powders...........  (d)                           Polymeric powders are component products in
                                                            structural and bulk molding compounds,
                                                            parting agents and filters for appliance,
                                                            automotive and plastics processing
                                                            industries.
Polymers for adhesives,
  sealants and coatings.....  (d)                           Polymers are components in hot-metal
                                                            adhesive formulations for case, carton and
                                                            beverage package sealing; glue sticks;
                                                            automotive sealants; carpet backing; and,
                                                            adhesive labels.

Reactive polyolefins........  (d)                           Reactive polyolefins are functionalized
                                                            polymers used to bond non-polar and polar
                                                            substrates in barrier food packaging, wire
                                                            and cable insulation and jacketing,
                                                            automotive gas tanks and metal coating
                                                            applications.

Liquid polyolefins..........  (d)                           Liquid polyolefins are a diesel fuel
                                                            additive to inhibit freezing.

---------

 (a) Unless otherwise specified, represents Equistar's annual processing capacity at January 1, 2000, as determined by Equistar's management.

 (b) Includes a 480-million-pound HDPE resin expansion project at the Matagorda, Texas, facility which commenced operation in October 1999. Also includes the impact of idling a single gas-phase reactor at the Port Arthur, Texas, facility effective March 31, 1999, which resulted in a decrease in capacity of 300 million pounds in 1999. Additionally, includes the impact of shutting down two slurry reactors at the La Porte, Texas, facility effective April 30, 1999, resulting in a decrease of 100 million pounds in 1999.

 (c) In the first quarter of 2000, Equistar idled two slurry reactors with a total capacity of 300 million pounds per year of HDPE. Additionally, two autoclave reactors with annual capacity of 60 million pounds of LDPE were idled. All of this capacity is at the La Porte, Texas, facility.

 (d) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE, above, as appropriate.

    Raw Materials: With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefin pipeline system or Equistar's own on-site production. The polyethylene plants at Chocolate Bayou, La Porte, Port Arthur and Pasadena, Texas, are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois, also receives propylene from a third party.

    Marketing and Sales: Equistar's polymer products are primarily sold to an extensive base of established customers, many under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices may be changed upon mutual agreement between Equistar and its customer.

    Polymers are primarily distributed by railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 9,500 railcars for use in its polymer business. Equistar sells its polymer products in the U.S. primarily through its own sales organization. It generally engages sales agents to market its polymer products in the rest of the world.

                           LA PORTE METHANOL COMPANY

    The La Porte Methanol Company is a Delaware limited partnership that owns a methanol plant and certain related facilities in La Porte, Texas. The partnership is owned 85% by Millennium Petrochemicals and 15% by Linde. Linde is also required to purchase, under certain circumstances, an additional 5% interest in the partnership. A wholly-owned subsidiary of Millennium Petrochemicals is the managing general partner of the partnership. A wholly-owned subsidiary of Linde is responsible for operating the methanol plant. The partnership commenced operations on January 18, 1999, when the methanol plant and certain related facilities owned by Millennium Petrochemicals were contributed to the partnership and Linde purchased its partnership interest from Millennium Petrochemicals.

    La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 1999. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

    Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. Millennium Petrochemicals uses approximately 80 million gallons of La Porte Methanol Company's annual methanol production for the manufacture of acetic acid at Millennium Petrochemicals' La Porte, Texas, acetic acid plant. The methanol produced by La Porte Methanol Company which is not consumed by Millennium Petrochemicals currently is marketed by Millennium Petrochemicals on behalf of Millennium Petrochemicals and Linde. Methanol is sold under contract as well as on a spot basis to large domestic customers. These contracts range in term from one to ten years. The product is shipped by barge and pipeline.

    The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from the syngas plant at La Porte, Texas, owned by Millennium Petrochemicals and leased to Linde pursuant to a long-term lease that commenced January 18, 1999. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

    La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, Lyondell Methanol Company, L.P., Borden, Inc. and Caribbean Petrochemical Marketing Company Limited. The methanol produced by Lyondell Methanol Company, L.P. is marketed by Equistar.

                                   EMPLOYEES

    At December 31, 1999, excluding employees of Equistar and La Porte Methanol Company, the Company had approximately 4,440 full and part-time employees. Approximately 2,790 of the Company's employees were engaged in manufacturing; 920 were engaged in sales, distribution and technology; 665 were engaged in administrative, executive and support functions at the Company's operating subsidiaries; and, 65 were engaged at the corporate level. Approximately 24% of the Company's U.S. employees are represented by various labor unions, a significant percentage of the Company's European and Brazilian employees are represented by various worker associations, and fewer than 1% of the Company's Australian employees are represented by labor unions. Of the Company's nine collective bargaining agreements or other required labor negotiations, four must be renegotiated on an annual basis, one was successfully renegotiated in the first quarter of 2000 and now must be renegotiated again in 2004, three others must be renegotiated in 2000 and one must be renegotiated in 2001. The annual renegotiations are all outside the U.S. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

                             ENVIRONMENTAL MATTERS

    The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials ('Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred with respect to such operations and activities. In particular, the production of TiO2, TiCl4, VAM, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to meet existing or new requirements under Environmental Laws as well as in connection with the investigation and remediation of threatened or actual pollution.

    The Company's costs and operating expenses relating to environmental matters were approximately $45 million, $29 million and $57 million in 1999, 1998 and 1997, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $12 million, $8 million and $13 million in 1999, 1998 and 1997, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects which are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 1999 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

    From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with the regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units should be able to achieve compliance with the applicable regulations and ordinances in a manner which should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In April 1997, the Illinois Attorney General's Office filed a complaint seeking monetary sanctions for releases into the environment at Millennium Petrochemicals' Morris, Illinois, plant (which was contributed to Equistar on December 1, 1997) in alleged violation of state regulations, and a civil penalty in excess of $100,000 could result.

    Certain Company subsidiaries have been named as defendants, potentially responsible parties ('PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the U.S. Environmental Protection Agency ('EPA') or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $300,000 to $45 million. The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $144 million and $147 million and has accrued $147 million as of December 31, 1999. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study is currently being undertaken. Potential remediation costs related to this matter that are reasonably probable have been included in the collective range of potential liabilities referred to above, as well as in the accrual for environmental matters on the Company's balance sheet. The accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify the purchasers of certain discontinued operations against certain environmental and other liabilities. For example, the Company agreed as part of the Demerger transactions to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December

1, 1997, formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar. Equistar agreed to indemnify Millennium Petrochemicals for certain of the liabilities related to the assets contributed by Millennium Petrochemicals to Equistar, subject to an aggregate limitation of $7 million, as specified in the Asset Contribution Agreement between Equistar and Millennium Petrochemicals. No assurance can be given that actual costs will not exceed accrued amounts for the sites and indemnification obligations for which estimates have been made, and no assurance can be given that costs will not be incurred with respect to sites and indemnification obligations that are unknown or as to which no estimate presently can be made.

    The Company cannot predict whether future developments in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

                        PATENTS, TRADEMARKS AND LICENSES

    The Company's subsidiaries have numerous U.S. and foreign patents, registered trademarks and trade names, together with applications. Millennium Petrochemicals has licensed to others certain of its process technology for the manufacture of VAM. Millennium Petrochemicals is also licensed by others in the application of certain processes and equipment designs. Millennium Inorganic Chemicals generally does not license its proprietary processes to third parties or hold licenses from others. While the patents and licenses of the Company's subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as Millennium Inorganic Chemicals' proprietary chloride-production process, Millennium Petrochemicals' proprietary low-water acetic acid process and Millennium Specialty Chemicals' proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent or license.

                               EXECUTIVE OFFICERS

    The following individuals serve as executive officers of the Company:

        NAME                                       POSITION
        ----                                       --------
William M. Landuyt...................  Chairman of the Board, President and Chief
                                         Executive Officer
Robert E. Lee........................  President and Chief Executive Officer of
                                         Millennium Inorganic Chemicals
Peter P. Hanik.......................  President and Chief Executive Officer of
                                         Millennium Petrochemicals
George H. Hempstead, III.............  Senior Vice President -- Law and
                                       Administration and Secretary
Richard A. Lamond....................  Vice President -- Human Resources
John E. Lushefski....................  Senior Vice President and Chief Financial
                                         Officer
George W. Robbins....................  President and Chief Executive Officer of
                                         Millennium Specialty Chemicals
C. William Carmean...................  Vice President -- Legal
Marie S. Dreher......................  Vice President and Corporate Controller
A. Mickelson Foster..................  Vice President -- Corporate and Investor
                                         Relations
James A. Lofredo.....................  Vice President -- Corporate Development
Christine F. Wubbolding..............  Vice President and Treasurer

    Mr. Landuyt, 44, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the U.S.

operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and a Co-Chairman of the Partnership Governance Committee of Equistar. He is also a director of Bethlehem Steel Corporation.

    Mr. Lee, 43, has served as President and Chief Executive Officer of Millennium Inorganic Chemicals since June 1997. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

    Mr. Hanik, 53, has served as President and Chief Executive Officer of Millennium Petrochemicals since March 1998. Prior to that time, he was Vice President, Chemicals and Supply Chain, where he was responsible for the Company's acetyls business. Mr. Hanik joined Millennium Petrochemicals in 1974 and has been associated with the plastic and chemical industries for over 30 years.

    Mr. Hempstead, 56, has served as Senior Vice President -- Law and Administration and Secretary of the Company since the Demerger. He was Senior Vice President -- Law and Administration of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1990 until the Demerger, and a Director of Hanson Industries from 1986 until the Demerger. Mr. Hempstead was Senior Vice President and General Counsel of Hanson Industries from 1993 to June 1995 and Vice President and General Counsel of Hanson Industries from 1982 to 1993. He initially joined Hanson Industries in 1976.

    Mr. Lamond, 53, has served as Vice President -- Human Resources of the Company since November 1997. He served as Vice President -- Human Resources for Millennium Inorganic Chemicals from March 1997 to November 1997 and as Vice President -- Human Resources for Grove Worldwide, a subsidiary of Hanson, from September 1994 to March 1997. He served as the Director -- Organization Development and Compensation and Benefits of Millennium Inorganic Chemicals for the balance of the past five years.

    Mr. Lushefski, 44, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary which held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

    Mr. Robbins, 59, has served as President and Chief Executive Officer of Millennium Specialty Chemicals since 1986. He was an Associate Director of Hanson from May 1995 until the Demerger and a Director of Hanson Industries from June 1995 until the Demerger. Mr. Robbins joined SCM Corporation in 1982 as Vice President and General Manager of the SCM Organic Chemicals Division. He has been associated with the plastic and chemical industries for over 30 years. He is a member of the Partnership Governance Committee of Equistar.

    Mr. Carmean, 47, has served as Vice President -- Legal of the Company since December 1997. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993. Prior to 1990, he was Associate General Counsel of Squibb Corporation.

    Ms. Dreher, 41, has served as Corporate Controller of the Company since the Demerger and was elected a Vice President and Corporated Controller in October 1996. She was Director of Planning and Budgeting of Hanson Industries from November 1995 until the Demerger. She joined Hanson Industries in January 1994 as Assistant Corporate Controller with principal responsibilities focused on tax, environmental and financial compliance matters. She is a certified public accountant. Prior to joining Hanson Industries, she was a Senior Manager at Ernst & Young LLP.

    Mr. Foster, 44, has served as Vice President -- Corporate and Investor Relations of the Company since December 1999 and was Vice President -- Investor Relations from the Demerger to December 1999. He was Vice President -- Investor Relations of Hanson Industries from August 1992 until the Demerger. Mr. Foster held investor relation positions with Atlantic Richfield and Pacific Enterprises from 1983 to 1992. He is a past Chairman of the National Investor Relations Institute.

    Mr. Lofredo, 44, has served as the Company's Director of Corporate Development since the Demerger and was elected a Vice President in October 1996. He was Director of Corporate Development of Hanson Industries from March 1993 until the Demerger, with his principal responsibilities focused on acquisitions and divestitures. He joined Hanson Industries in June 1992 as Assistant Corporate Controller.

    Ms. Wubbolding, 47, has served as Vice President and Treasurer of the Company since the Demerger. She served as Vice President of Hanson Industries from January 1996 until the Demerger and as Treasurer of Hanson Industries from June 1994 until the Demerger. She joined Hanson Industries in 1976 and held various financial positions, primarily in the treasury area, prior to 1994.

ITEM 2. PROPERTIES

    Set forth below is a list of the Company's principal manufacturing facilities (other than those of Equistar and La Porte Methanol Company), all of which are owned. In addition, the Company owns a mineral sands mine in Mataraca, Paraiba, Brazil, that supplies Millennium Inorganic Chemicals' TiO2 plant in Brazil with titanium ore, and Millennium Petrochemicals owns a syngas plant in La Porte, Texas, which it leases to Linde pursuant to a long-term lease. The Company's operating subsidiaries also lease warehouses and offices, none of which are material to the Company's business or operations. The Company believes that its properties are well maintained and are in good operating condition.

                  LOCATION                                       PRODUCTS
                  --------                                       --------
Millennium Inorganic Chemicals
    Ashtabula, Ohio*.........................  TiO2 and TiCl4
    Baltimore, Maryland (Hawkins Point)*.....  TiO2
    Kemerton, Western Australia..............  TiO2
    Le Havre, Normandy, France...............  TiO2
    Salvador, Bahia, Brazil..................  TiO2 TiO2
    Stallingborough, U.K.....................  TiO2
    Thann, Alsace, France....................  TiO2, TiCl4, specialty TiO2 and zirconium-based compounds

Millennium Petrochemicals
    La Porte, Texas..........................  VAM and acetic acid
Millennium Specialty Chemicals
    Baltimore, Maryland (St. Helena).........  Cadmium-based pigments and silica gel
    Brunswick, Georgia.......................  Fragrance and flavor chemicals
    Jacksonville, Florida....................  Fragrance and flavor chemicals

---------

* Millennium Inorganic Chemicals has two manufacturing plants at Ashtabula, Ohio, both of which use the chloride process, and two manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO2 and the other of which uses the sulfate process.

ITEM 3. LEGAL PROCEEDINGS

    The Company and various Company subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the

Company's current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.

    In addition, together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a discontinued operation has been named as a defendant or third-party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint and lead-based paint. These proceedings consist of three cases in the State of New York, one of which has been brought by the New York City Housing Authority; a case brought by the State of Rhode Island; a case brought by The City of St. Louis; a purported class action personal injury case filed on behalf of all purportedly lead-poisoned children in Ohio; one case filed in Baltimore, Maryland, on behalf of six plaintiffs alleging personal injury; one purported class action for property damage brought in Baltimore, Maryland, on behalf of homeowners who allegedly have lead-based paint in their homes; one personal injury case filed in Milwaukee, Wisconsin; and, a case brought by the County of Santa Clara, California, individually and as a purported class action. There can be no assurance that additional litigation will not be filed. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead pigments in paint and lead-based paints. These cases are in various pre-trial stages. The trial court in the Brenner case cited below had ruled that a market share theory of recovery was applicable to this type of lead case, which is the first time any court made such a determination. The New York Appellate Division unanimously reversed the trial court's decision, ruling that the market share theory is not applicable to this type of lead case. The Company is vigorously defending all litigation related to the use of lead. Although liability, if any, that may result is not reasonably capable of estimation, the Company currently believes that, based on information currently available, the disposition of such claims in the aggregate should not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The pending legal proceedings referred to above are as follows: Brenner et al. v. American Cyanamid Company, et al., commenced in the Supreme Court of the State of New York on November 9, 1993; The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Kayla Sabater et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992; State of
Rhode Island v. Lead Industries Association, Inc., et al., commenced in the Superior Court of Providence, Rhode Island, on October 12, 1999; City of
St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000; Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999; Reginald Smith, et al. v. Lead Industries Association, Inc., et al. and Earl Cofield et al. v. Lead Industires Association, Inc., et al., both commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999; and, The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000.

    In addition, various laws and administrative regulations have, from time to time, been enacted or proposed at the federal, state and local levels and may be proposed in the future that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead paint with respect to asserted health concerns associated with the use of such products, and (ii) effectively overturn court decisions in which the Company's former subsidiary and other defendants have been successful. No legislation or regulations have been adopted to date which are expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    For information concerning the Company's environmental proceedings, see 'Environmental Matters' in Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    The data regarding the Company's Common Stock, Dividends and Shareholders contained under the caption 'Common Stock and Dividend Data' on page 43 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data and quarterly financial data of the Company contained on pages 41 and 42 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference. Such selected financial data were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' which are incorporated by reference into this Annual Report on Form 10-K from the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' contained on pages 18 through 25 of the Annual Report to Shareholders is incorporated into this Annual Report on Form 10-K by reference. Such information should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto. In connection with the forward-looking statements which appear in 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' the 'Cautionary Statements' which appear immediately after the Table of Contents in this Annual Report on Form 10-K should be reviewed carefully.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The discussions under the captions 'Foreign Currency Matters,' 'Financial Instruments and other Market Related Risks' and 'Euro Conversion' in the Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the discussion under the caption 'Off Balance Sheet Risk' in Note 7 to the Company's Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders, are incorporated into this Annual Report on Form 10-K by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 25 through 40 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

    In addition, the Supplemental Financial Information and Financial Statement Schedule listed in Item 14(a)(1)(ii) and (2) of this Annual Report on Form 10-K, including the report of PricewaterhouseCoopers LLP thereon, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption 'Executive Officers' in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the captions 'Election of Directors' and 'Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the Annual Meeting of the Company's Shareholders to be held on May 12, 2000 (the 'Proxy Statement') is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information about loans between the Company and certain of its executive officers to be included under the caption 'Executive Agreements and Other Relationships' in the Proxy Statement is incorporated herein by reference. The amount of the loans disclosed therein is the largest aggregate amount of indebtedness outstanding between the Company and each such executive officer during the period January 1, 1999 and the date of this Annual Report on Form 10-K, as well as the amount outstanding on the date hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       1. (i) The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 25 through 40 of the Annual Report to Shareholders, consist of the following:

                                                                  PAGE OF
                                                               THE COMPANY'S
                                                               ANNUAL REPORT
                                                               -------------
 -- Report of PricewaterhouseCoopers LLP....................      25
 -- Consolidated Balance Sheets -- December 31, 1999 and
    1998....................................................      26
 -- Consolidated Statements of Operations -- Years Ended
    December 31, 1999, 1998 and 1997........................      27
 -- Consolidated Statements of Cash Flows -- Years Ended
    December 31, 1999, 1998 and 1997........................      28
 -- Consolidated Statements of Changes in Shareholders'
    Equity -- Years Ended December 31, 1999, 1998 and 1997..      29
 -- Notes to Consolidated Financial Statements..............    30-40

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

    (ii) Supplemental Financial Information.

    The Supplemental Financial Information relating to the Company, Millennium America Inc. ('Millennium America') and Equistar consist of the following:

                                                                PAGE OF
                                                              THIS REPORT
                                                              -----------
Report of PricewaterhouseCoopers LLP........................      F-1
Supplemental Financial Information of the Company:
    Millennium America Consolidated Balance Sheets --
      December 31, 1999 and 1998............................      F-2
    Millennium America Consolidated Statements of
      Operations -- Years Ended December 31, 1999, 1998 and
      1997..................................................      F-3
Financial Statements of Equistar:
    Report of PricewaterhouseCoopers LLP....................      F-4
    Consolidated Balance Sheets -- December 31, 1999 and
      1998..................................................      F-5
    Consolidated Statements of Income -- Years ended
      December 31, 1999 and 1998 and the Period from
      December 1, 1997 to December 31, 1997.................      F-6
    Consolidated Statements of Partners' Capital -- Years
      ended December 31, 1999 and 1998 and the period from
      December 1, 1997 to December 31, 1997.................      F-7
    Consolidated Statements of Cash Flows -- Years ended
      December 31, 1999 and 1998 and the period from
      December 1, 1997 to December 31, 1997.................      F-8
    Notes to Financial Statements...........................  F-9 to F-24

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

       3. Exhibits.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as
              Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No.
              1-12091) (the 'Form 10'))*

 3.2       -- By-laws of the Company (Filed as Exhibit 3.2 to the Form 10)*

 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America
              Inc. (formerly Hanson America Inc.) ('Millennium America'), the Company and
              The Bank of New York, as Trustee, in respect of the 7% Senior Notes due
              November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026
              (Filed as Exhibit 4.1 to the Registration Statement of the Company and
              Millennium America on Form S-1 (Registration No. 333-15975) (the
              'Form S-1'))*

 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among
              Millennium America, the Company and The Bank of New York, as Trustee (Filed
              as Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the '1997 Form 10-K'))*

10.1       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30,
              1996, between Hanson and MHC Inc. (including related form of
              Indemnification Agreement and Tax Sharing and Indemnification Agreement)
              (Filed as Exhibit 10.6 to the Form 10)*

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.2       -- Demerger Agreement, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.
              (formerly Hanson Overseas Holdings Ltd.) and the Company
              (Filed as Exhibit 10.7 to the Form 10)*

10.3       -- Form of Indemnification Agreement, dated as of
              September 30, 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form 10)*

10.4(a)    -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium
              Overseas Holdings Ltd., Millennium America Holdings Inc.
              (formerly HM Anglo American Ltd.), Hanson North America
              Inc. and the Company (Filed as Exhibit 10.9(a) to the
              Form 10)*

10.4(b)    -- Deed of Tax Covenant, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.,
              Millennium Inorganic Chemicals Limited (formerly SCM
              Chemicals Limited), SCMC Holdings B.V. (formerly Hanson
              SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly
              SCM Chemicals Ltd.), and the Company (the 'Deed of Tax
              Covenant') (Filed as Exhibit 10.9(b) to the Form 10)*

10.4(c)    -- Amendment to the Deed of Tax Covenant dated January 28,
              1997 (Filed as Exhibit 10.9(c) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996
              (the '1996 Form 10-K'))*

10.5(a)    -- Credit Agreement ('Credit Agreement'), dated as of
              July 26, 1996, among Millennium America, the Company, as
              Guarantor, the borrowing subsidiaries party thereto, the
              lenders party thereto, The Chase Manhattan Bank, as
              Documentation Agent, and Bank of America National Trust
              and Savings Association, as Administration Agent (Filed as
              Exhibit 10.14 to the Form 10)*

10.5(b)    -- Amendment to the Credit Agreement dated as of
              December 18, 1996 (Filed as Exhibit 10.14(b) to the 1996
              Form 10-K)*

10.5(c)    -- Second Amendment to the Credit Agreement dated as of
              October 20, 1997 (Filed as Exhibit 10.14(b) to the 1996
              Form 10-K)*

10.5(d)    -- Third Amendment to the Credit Agreement dated as of
              December 31, 1999**

10.6       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium America Holdings Inc. and William M. Landuyt;
              Robert E. Lee; George H. Hempstead, III; Richard A.
              Lamond; and, John E. Lushefski (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the 'September 30, 1998
              Form 10-Q'))*'D'

10.7       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium Specialty Chemicals Inc. and George W. Robbins.
              This form of agreement is identical to the agreements between the Company's operating subsidiaries and certain officers of such subsidiaries who are not executive officers of the Company. (Filed as Exhibit 10.2 to the September 30, 1998 Form 10-Q)*'D'

10.8       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium Petrochemicals Inc. and each of Peter P. Hanik and Charles F. Daly (Filed as Exhibit 10.17 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 (the '1998 Form 10-K'))*'D'

10.9       -- Form of Change-in-Control Agreement, dated as of
              July 24, 1998, between Millennium America Holdings Inc.
              and each of C. William Carmean, Marie S. Dreher, A.
              Mickelson Foster, James A. Lofredo and Christine F.
              Wubbolding (Filed as Exhibit 10.22 to the Form 10-Q)*'D'

10.10      -- Form of Change-in-Control Agreement between each of the
              Company's operating subsidiaries and certain officers of such subsidiaries who are not executive officers of the Company (Filed as Exhibit 10.19 to the 1998
              Form 10-K)*'D'

10.11(a)   -- Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23 to the Form 10)*'D'

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.11(b)   -- Amendment Number 1 dated January 20, 1997, to the
              Millennium Chemicals Inc. Annual Performance Plan. (Filed
              as Exhibit 10.23(b) to the 1996 Form 10-K)*'D'

10.11(c)   -- Amendment Number 2 dated January 23, 1998, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23(c) to the 1997
              Form 10-K)*'D'

10.11(d)   -- Amendment Number 3 dated January 22, 1999, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.20(d) to the 1998
              Form 10-K)*'D'

10.12(a)   -- Millennium Chemicals Inc. 1996 Long Term Incentive Plan
              (Filed as Exhibit 10.24 to the Form 10)*'D'

10.12(b)   -- Termination Amendment dated as of October 23, 1997, to
              the Millennium Chemicals Inc. 1996 Long Term Incentive
              Plan (Filed as Exhibit 10.24(b) to the 1997
              Form 10-K)*'D'

10.12(c)   -- Amendment dated January 23, 1998 to the Millennium
              Chemicals Inc. 1996 Long Term Incentive Plan (Filed as
              Exhibit 10.24(c) to the 1997 Form 10-K)*'D'

10.12(d)   -- Amendment dated January 22, 1999 to the Millennium
              Chemicals Inc. 1996 Long Term Incentive Plan (Filed as
              Exhibit 10.21(d) to the 1998 Form 10-K)*'D'

10.13      -- Millennium Chemicals Inc. Executive Long-Term Incentive
              Plan, as amended by the Termination Amendment thereto, dated as of October 23, 1997, and as further amended by amendments thereto dated January 23, 1998 and January 22,
              1999 (Filed as Exhibit 10.22 to the 1998 Form 10-K)*'D'

10.14(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan
              (Filed as Exhibit 10.25 to the Form 10)*'D'

10.14(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long
              Term Stock Incentive Plan (Filed as Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1997)*'D'

10.14(c)   -- Amendment dated July 24, 1997 to the Millennium Chemicals
              Inc. Long Term Stock Incentive Plan (Filed as Exhibit
              10.25(c) to the 1997 Form 10-K)*'D'

10.14(d)   -- Amendments dated January 23, 1998 and December 10, 1998 to the Millennium Chemicals Inc. Long Term Stock Incentive
              Plan (Filed as Exhibit 10.23(d) to the 1998
              Form 10-K)*'D'

10.15      -- Millennium Chemicals Inc. Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.26 to the
              Form 10)*'D'

10.16      -- Millennium Petrochemicals Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.27 to the
              Form 10)*'D'

10.17      -- Millennium Inorganic Chemicals Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.28 to the
              Form 10)*'D'

10.18      -- Millennium Specialty Chemicals Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.29 to the
              Form 10)*'D'

10.19(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30 to the 1996 Form 10-K)*'D'

10.19(b)   -- Amendment Number 1 dated January 23, 1998, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30(b) to the 1997 Form 10-K)*'D'

10.19(c)   -- Amendment Number 2 dated January 22, 1999, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.28(c) to the 1998 Form 10-K)*'D'

10.20      -- Millennium Chemicals Inc. Supplemental Savings and
              Investment Plan (Filed as Exhibit 10.29 to the 1998
              Form 10-K)*'D'

10.21(a)   -- Master Transaction Agreement between the Company and
              Lyondell (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated July 25, 1997)*

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.21(b)   -- First Amendment to Master Transaction Agreement between
              Lyondell and the Company (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated October 17,
              1997)*

10.22(a)   -- Amended and Restated Partnership Agreement of Equistar,
              dated May 15, 1998 (Filed as Exhibit 10.36 to the 1998
              Form 10-K)*

10.22(b)   -- First Amendment to the Limited Partnership Agreement,
              dated as of June 30, 1998**

10.22(c)   -- Second Amendment to the Limited Partnership Agreement
              dated as of February 16, 1999**

10.23(a)   -- Asset Contribution Agreement ('Millennium Asset
              Contribution Agreement') among Millennium Petrochemicals,
              Millennium Petrochemicals LP LLC and Equistar (Filed as an
              Exhibit to the Company's Current Report on Form 8-K dated
              December 10, 1997)*

10.23(b)   -- First Amendment to the Millennium Asset Contribution
              Agreement dated as of May 15, 1998**

10.24(a)   -- Asset Contribution Agreement ('Lyondell Asset
              Contribution Agreement') among Lyondell, Lyondell
              Petrochemicals L.P. Inc. and Equistar (Filed as an Exhibit
              to the Company's Current Report on Form 8-K dated
              December 10, 1997)*

10.24(b)   -- First Amendment to Lyondell Asset Contribution Agreement
              dated as of May 15, 1998**

10.25(a)   -- Amended and Restated Parent Agreement among Lyondell, the
              Company, Occidental, Oxy CH Corporation, Occidental
              Chemical Corporation, and Equistar, dated as of May 15,
              1998 (Filed as Exhibit 10.37 to the 1998 Form 10-K)*

10.25(b)   -- First Amendment to Amended and Restated Parent Agreement,
              dated as of June 30, 1998**

11.1       -- Statement re: computation of per share earnings**

13.        -- Information incorporated by reference from the Annual
              Report to Shareholders for the Year Ended December 31,
              1999**

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

---------

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

                                                MILLENNIUM CHEMICALS INC.
                                          By:       /s/ WILLIAM M. LANDUYT
                                              ..................................
                                                     WILLIAM M. LANDUYT
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                 AND CHIEF EXECUTIVE OFFICER

March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

                SIGNATURE                                            TITLE
                ---------                                            -----
          /S/ WILLIAM M. LANDUYT            Chairman of the Board, President, Chief Executive
 .........................................    Officer and Director (principal executive officer)
           (WILLIAM M. LANDUYT)

            /S/ ROBERT E. LEE               President and Chief Executive Officer of Millennium
 .........................................    Inorganic Chemicals and Director
             (ROBERT E. LEE)

          /S/ JOHN E. LUSHEFSKI             Senior Vice President and Chief Financial Officer
 .........................................    (principal financial officer)
           (JOHN E. LUSHEFSKI)

              /S/ LORD BAKER                Director
 .........................................
               (LORD BAKER)

         /S/ WORLEY H. CLARK, JR.           Director
 .........................................
          (WORLEY H. CLARK, JR.)

          /S/ MARTIN D. GINSBURG            Director
 .........................................
           (MARTIN D. GINSBURG)

           /S/ LORD GLENARTHUR              Director
 .........................................
            (LORD GLENARTHUR)

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

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

           /S/ MARIE S. DREHER              Vice President and Corporate Controller
 .........................................    (principal accounting officer)
            (MARIE S. DREHER)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     SUPPLEMENTAL FINANCIAL INFORMATION AND
                        THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.

    Our audits of the consolidated financial statements referred to in our report dated January 31, 2000, appearing on page 25 of the 1999 Annual Report to Shareholders of Millennium Chemicals Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule listed in Item 14(a) of this Annual Report on Form 10-K. In our opinion, such Supplemental Financial Information relating to Millennium America Inc. and the Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
January 31, 2000

                           MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION

    Millennium America Inc., a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the 'Company'), is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America Inc. is the issuer of the 7% Senior Notes due November 15, 2006, and the 7.625% Senior Debentures due November 15, 2026, and is the principal borrower under the Company's Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the Consolidated Balance Sheets and Consolidated Statements of Operations are provided for Millennium America Inc. as supplemental financial information of the Company.

                            MILLENNIUM AMERICA INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999         1998
                                                               ----         ----
                                                                 (IN MILLIONS)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $   34       $   30
    Trade receivables, net..................................     141          136
    Inventories.............................................     189          142
    Other current assets....................................      66          230
                                                              ------       ------
        Total current assets................................     430          538
Property, plant and equipment, net..........................     517          481
Investment in Equistar......................................     800        1,519
Other assets................................................     201          167
Due from parent and affiliates..............................     519          491
Goodwill....................................................     404          412
                                                              ------       ------
        Total assets........................................  $2,871       $3,608
                                                              ------       ------
                                                              ------       ------

              LIABILITIES AND INVESTED CAPITAL
Current liabilities:
    Notes payable...........................................  $   39       $    9
    Current maturities of long-term debt....................      15            2
    Trade accounts payable..................................      64           55
    Income taxes payable....................................      89            1
    Accrued expenses and other liabilities..................     118          144
                                                              ------       ------
        Total current liabilities...........................     325          211
Non-current liabilities:
    Long-term debt..........................................   1,010        1,013
    Deferred income taxes...................................    --            274
    Due to parent and affiliates............................     323          713
    Other liabilities.......................................     662          345
                                                              ------       ------
        Total liabilities...................................   2,320        2,556
                                                              ------       ------
Commitments and contingencies (Note 11 to the Consolidated
  Financial Statements of the Company contained in the
  Company's 1999 Annual Report to Shareholders)
Invested capital............................................     551        1,052
                                                              ------       ------
        Total liabilities and invested capital..............  $2,871       $3,608
                                                              ------       ------
                                                              ------       ------

                            MILLENNIUM AMERICA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                              1999        1998        1997
                                                              ----        ----        ----
                                                                      (IN MILLIONS)
Net Sales...................................................  $ 920      $  992      $ 2,714
Operating costs and expenses:
    Cost of products sold...................................    628         727        1,915
    Depreciation and amortization...........................     56          54          184
    Selling, development and administrative expense.........    116         120          193
                                                              -----      ------      -------
        Operating income....................................    120          91          422
Interest expense............................................    (67)        (69)        (128)
Interest income (primarily from a related party in 1999 and
  1998).....................................................     31          24            7
Equity in (loss) earnings of Equistar.......................    (19)         40           18
Other expense, net..........................................     27          29           19
Loss in value of Equistar investment........................   (639)       --          --
                                                              -----      ------      -------
(Loss) income from continuing operations before income
  taxes.....................................................   (547)        115          338
Benefit (provision) for income taxes........................    203         (12)        (152)
                                                              -----      ------      -------
(Loss) income from continuing operations....................   (344)        103          186
Income (loss) from discontinued operations (net of income
  taxes of $10, $1 and ($2))................................     38           1           (3)
                                                              -----      ------      -------
Net (loss) income...........................................  $(306)     $  104      $   183
                                                              -----      ------      -------
                                                              -----      ------      -------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of EQUISTAR CHEMICALS, LP:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the 'Partnership') and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 and for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 18, 2000

                             EQUISTAR CHEMICALS, LP
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                   1999          1998
                                                                   ----          ----
                                                                  (MILLIONS OF DOLLARS)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................      $  108        $   66
    Accounts receivable:
        Trade, net..........................................         491           345
        Related parties.....................................         209           142
    Inventories.............................................         520           549
    Prepaid expenses and other current assets...............          32            25
                                                                  ------        ------
        Total current assets................................       1,360         1,127
Property, plant and equipment, net..........................       3,926         4,075
Investment in PD Glycol.....................................          52            55
Goodwill, net...............................................       1,119         1,151
Deferred charges and other assets...........................         279           257
                                                                  ------        ------
        Total assets........................................      $6,736        $6,665
                                                                  ------        ------
                                                                  ------        ------

             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable:
        Trade...............................................      $  457        $  311
        Related parties.....................................          35            26
    Payables to partners....................................        --               6
    Current maturities of long-term debt....................          92           150
    Other accrued liabilities...............................         200           142
                                                                  ------        ------
        Total current liabilities...........................         784           635
Obligations under capital leases............................        --             205
Long-term debt, less current maturities.....................       2,169         1,865
Other liabilities and deferred credits......................         121            75
Commitments and contingencies
Partners' capital...........................................       3,662         3,885
                                                                  ------        ------
        Total liabilities and partners' capital.............      $6,736        $6,665
                                                                  ------        ------
                                                                  ------        ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      FOR THE
                                                           FOR THE YEAR ENDED       PERIOD FROM
                                                               DECEMBER 31        DECEMBER 1, 1997
                                                           -------------------     (INCEPTION) TO
                                                            1999         1998    DECEMBER 31, 1997
                                                            ----         ----    -----------------
                                                                    (MILLIONS OF DOLLARS)
Sales and other operating revenues:
    Unrelated parties....................................  $4,352       $3,826          $334
    Related parties......................................   1,084          537            31
                                                           ------       ------          ----
                                                            5,436        4,363           365
                                                           ------       ------          ----
Operating costs and expenses:
    Cost of sales:
        Unrelated parties................................   3,915        3,276           256
        Related parties..................................     929          491            30
    Selling, general and administrative expenses.........     259          229            16
    Research and development expense.....................      42           40             3
    Amortization of goodwill and other intangibles.......      33           31             3
    Restructuring and other unusual charges..............      96           14            42
                                                           ------       ------          ----
                                                            5,274        4,081           350
                                                           ------       ------          ----
    Operating income.....................................     162          282            15
Interest expense.........................................    (182)        (156)          (10)
Interest income..........................................       6           17             2
Other income, net........................................      46         --         --
                                                           ------       ------          ----
Net income and comprehensive income......................  $   32       $  143          $  7
                                                           ------       ------          ----
                                                           ------       ------          ----

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                       LYONDELL   MILLENNIUM   OCCIDENTAL    TOTAL
                                                       --------   ----------   ----------    -----
                                                                  (MILLIONS OF DOLLARS)
Balance at December 1, 1997 (inception)..............   $--         $--          $--         $ --
    Capital contributions at inception:
        Net assets...................................      763       2,048        --          2,811
        Note receivable from Lyondell LP.............      345       --           --            345
    Net income.......................................        4           3        --              7
    Distributions to partners........................      (57)        (43)       --           (100)
                                                        ------      ------       ------      ------
Balance at December 31, 1997.........................    1,055       2,008        --          3,063
    Capital contributions:
        Net assets...................................    --          --           2,097       2,097
        Other........................................      (14)          9            8           3
    Net income (loss)................................       84          64           (5)        143
    Distributions to partners........................     (512)       (460)        (449)     (1,421)
                                                        ------      ------       ------      ------
Balance at December 31, 1998.........................      613       1,621        1,651       3,885
    Net income.......................................       14           9            9          32
    Distributions to partners........................      105         (75)          75        (255)
                                                        ------      ------       ------      ------
Balance at December 31, 1999.........................   $  522      $1,555       $1,585      $3,662
                                                        ------      ------       ------      ------
                                                        ------      ------       ------      ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE
                                                               FOR THE YEAR        PERIOD FROM
                                                                   ENDED        DECEMBER 1, 1997
                                                                DECEMBER 31      (INCEPTION) TO
                                                              ---------------     DECEMBER 31,
                                                              1999     1998           1997
                                                              ----     ----           ----
                                                                     (MILLIONS OF DOLLARS)
Cash flows from operating activities:
    Net income..............................................  $  32   $   143         $   7
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................    300       268            19
        Equity in losses of investment in PD Glycol.........      4         3           --
        Net (gain) loss on disposition of assets............     35         8           --
        (Increase) decrease in accounts receivable..........   (213)      105          (100)
        Decrease (increase) in receivables from partners....   --         150          (101)
        Decrease (increase) in inventories..................     41       133            (5)
        Increase in accounts payable........................    152        98           188
        (Decrease) increase in payables to partners.........     (6)      (66)           54
        Increase in other accrued liabilities...............     49        64            48
        Net change in other working capital accounts........     (5)        2           (15)
        Other...............................................    (21)      (62)            7
                                                              -----   -------         -----
            Net cash provided by operating activities.......    368       846           102
                                                              -----   -------         -----
Cash flows from investing activities:
    Expenditures for property, plant and equipment..........   (157)     (200)          (12)
    Proceeds from sales of assets...........................     75         3           --
    Contributions and advances to affiliates................    (24)      (15)          --
                                                              -----   -------         -----
            Net cash used in investing activities...........   (106)     (212)          (12)
                                                              -----   -------         -----
Cash flows from financing activities:
    Proceeds from issuance of long-term debt................    993       757            50
    Payment of debt issuance costs..........................     (6)      --            --
    Repayments of long-term debt............................   (747)     (290)          --
    Repayments of obligations under capital leases..........   (205)      --            --
    Distributions to partners...............................   (255)   (1,421)         (100)
    Proceeds from Lyondell note repayment...................    --        345           --
    Cash contributions from partners........................    --        --              1
                                                              -----   -------         -----
            Net cash used in financing activities...........   (220)     (609)          (49)
                                                              -----   -------         -----
Increase in cash and cash equivalents.......................     42        25            41
Cash and cash equivalents at beginning of period............     66        41           --
                                                              -----   -------         -----
Cash and cash equivalents at end of period..................  $ 108   $    66         $  41
                                                              -----   -------         -----
                                                              -----   -------         -----

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION OF EQUISTAR AND OPERATIONS

    Pursuant to a partnership agreement ('Partnership Agreement'), Lyondell Chemical Company ('Lyondell') and Millennium Chemicals Inc. ('Millennium') formed Equistar Chemicals, LP ('Equistar' or 'Partnership'), a Delaware limited partnership, which commenced operations on December 1, 1997. From December 1, 1997 to May 15, 1998, Equistar was owned 57% by Lyondell and 43% by Millennium. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, Lyondell Petrochemical G.P. Inc. and Lyondell Petrochemical L.P. Inc. ('Lyondell LP'). Millennium also owns its interest in Equistar through two wholly owned subsidiaries, Millennium Petrochemicals GP LLC and Millennium Petrochemicals LP LLC ('Millennium LP').

    On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ('Occidental') (see Note 3). These assets included the ethylene, propylene and ethylene oxide ('EO') and EO derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. ('Oxy Petrochemicals'), a former subsidiary of Occidental, a 50% interest in a joint venture ('PD Glycol') between PDG Chemical Inc. and E.I. DuPont de Nemours and Company, and a lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ('Occidental Chemical') (collectively, 'Occidental Contributed Business'). Occidental Chemical and PDG Chemical Inc. are both wholly owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas, EO/ethylene glycol ('EG') and EG derivatives businesses located at Bayport, Texas, Occidental's 50% ownership of PD Glycol which operates EO/EG plants at Beaumont, Texas, 950 miles of owned and leased ethylene/propylene pipelines, and the lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines.

    In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in Equistar for an aggregate partnership interest of 29.5%. In addition, Equistar assumed approximately $205 million of Occidental indebtedness and Equistar issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, Equistar also issued a promissory note to Millennium LP in the amount of $75 million, which was subsequently paid in June 1998. These payments are included in 'Distributions to partners' in the accompanying Statements of Partners' Capital and of Cash Flows. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium and Occidental. In connection with the transaction, Equistar and Occidental also entered into a long-term agreement for Equistar to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

    Upon completion of this transaction, Equistar is now owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries.

    Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ('Contributed Businesses'), which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ('MTBE'). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ('HDPE'), low-density polyethylene ('LDPE'), linear low-density polyethylene ('LLDPE'), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

    The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

    Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based upon their percentage ownership of Equistar. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership will also be based upon the partners' percentage ownership of Equistar.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation -- The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Revenue Recognition -- Revenue from product sales is recognized upon delivery of products to the customer.

    Cash and Cash Equivalents -- Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Equistar's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Equistar performs periodic evaluations of the relative credit standing of these financial institutions which are considered in Equistar's investment strategy.

    Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar's discretion. As a result, none of Equistar's cash is restricted.

    Accounts Receivable -- Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $6 million and $3 million at December 31, 1999 and 1998, respectively.

    Inventories -- Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ('LIFO') basis except for materials and supplies, which are valued at average cost.

    Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 30 years. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statements of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

    Turnaround Maintenance and Repair Expenses -- Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $25 million, $20 million and $2 million of deferred turnaround maintenance and repair costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

    Deferred Software Costs -- Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $12 million, $6 million and less than $1 million of deferred software costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

    Goodwill -- Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over forty years. Accumulated amortization of goodwill was $199 million and $166 million at December 31, 1999 and 1998, respectively.

    Investment in PD Glycol -- Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 1999 and 1998, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $8 million. The excess is being accreted into income on a straight-line basis over a period of 25 years.

    Environmental Remediation Costs -- Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

    Exchanges -- Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

    Income Taxes -- The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

    Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Comprehensive Income -- Equistar had no items of other comprehensive income during the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997.

    Long-Lived Asset Impairment -- In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Equistar reviews its long-lived assets, including goodwill, for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in 'Restructuring and other unusual charges' in the Consolidated Statements of Income.

    Reclassifications -- Certain previously reported amounts have been restated to conform to classifications adopted in 1999.

3. OCCIDENTAL CONTRIBUTED BUSINESS

    On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5% interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair value of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 is as follows:

                                                     (MILLIONS OF DOLLARS)
Total current assets...............................         $  281
Property, plant and equipment......................          1,964
Investment in PD Glycol............................             58
Goodwill...........................................             43
Deferred charges and other assets..................             49
                                                            ------
    Total assets...................................         $2,395
                                                            ------
                                                            ------
Other current liabilities..........................         $   79
Long-term debt.....................................            205
Other liabilities and deferred credits.............             14
Partners' capital..................................          2,097
                                                            ------
    Total liabilities and partners' capital........         $2,395
                                                            ------
                                                            ------

    The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 is as follows:

                                                      FOR THE YEAR ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
                                                     (MILLIONS OF DOLLARS)
Sales and other operating revenues.................         $4,869
Restructuring and other unusual charges............             14
Operating income...................................            320
Net income.........................................            154

    The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.

4. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized as follows for the periods presented:

                                                                                       FOR THE
                                                           FOR THE YEAR ENDED        PERIOD FROM
                                                              DECEMBER 31,        DECEMBER 1, 1997
                                                          ---------------------    (INCEPTION) TO
                                                            1999        1998      DECEMBER 31, 1997
                                                            ----        ----      -----------------
                                                                    (MILLIONS OF DOLLARS)
Cash paid for interest..................................    $146        $154            $--
Noncash investing and financing activities:
    Inventory transfer from PD Glycol...................    $ 24        $ 15            $--
    Noncash adjustments to contributed capital..........    --             3             --
    Other...............................................       2        --               --

    Historical cost of assets contributed and liabilities assumed by the Partnership in December 1997 (inception):

                                                     (MILLIONS OF DOLLARS)
Total current assets...............................         $  948
Property, plant and equipment, net.................          2,121
Goodwill, net......................................          1,142
Deferred charges and other assets..................            158
                                                            ------
    Total assets...................................         $4,369
                                                            ------
                                                            ------
Current maturities of long-term debt...............         $   36
Other current liabilities..........................             17
Long-term debt.....................................          1,462
Other liabilities and deferred credits.............             43
Partners' capital..................................          3,156
Note receivable from Lyondell LP...................           (345)
                                                            ------
    Total liabilities and partners' capital........         $4,369
                                                            ------
                                                            ------

5. FINANCIAL INSTRUMENTS

    Equistar does not buy or sell, or hold or issue financial instruments for speculative trading purposes.

    Beginning October 1999, Equistar entered into over-the-counter 'derivatives' and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw materials purchases. At December 31, 1999, 'derivatives' and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on 'derivatives' and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material.

    The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.2 billion and $2.3 billion at December 31, 1999 and 1998, respectively.

    Equistar had issued letters of credit totaling $6 million and $3 million at December 31, 1999 and 1998, respectively.

6. RELATED PARTY TRANSACTIONS

    Product Transactions with Occidental Chemical -- Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ('Ethylene Sales Agreement'). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an annual minimum amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants (estimated to be 2 billion pounds per year at the time of the signing of the agreement) less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement is
2.55 billion pounds. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be 'phased down' as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur.

The Ethylene Sales Agreement provides for an ethylene sales price based on market prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

    Equistar also purchases various products from Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million and $4 million, respectively.

    Product Transactions with Oxy Vinyls, LP -- Occidental Chemical owns 76% of Oxy Vinyls, LP ('Oxy Vinyls'), a joint venture company formed with an unrelated party effective May 1, 1999. Ethylene sales to Oxy Vinyls totaled $93 million for the period from May 1, 1999 to December 31, 1999 and were based upon market prices.

    Product Transactions with Millennium -- Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility (estimated to be 300 million pounds per year), up to a maximum of 330 million pounds per year. Millennium has the option to increase the amount purchased to up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000 and thereafter, renews annually. Either party may terminate on one year's notice, except that if Millennium elects to increase its purchases under the contract, a party must provide two year's notice of termination. The pricing terms of this agreement are similar to the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $54 million, $41 million and $4 million of ethylene in 1999, 1998 and December 1997, respectively.

    Equistar purchases vinyl acetate monomer ('VAM') feedstock from Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants (estimated to be 48 to 55 million pounds per year), up to a maximum of 60 million pounds per year ('Annual Maximum') for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, Millennium has the right to reduce the Annual Maximum quantity by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Millennium must notify Equistar within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. During the years ending December 31, 1999 and 1998 and for the period December 1, 1997 (inception) to December 31, 1997, purchases from Millennium, primarily for vinyl acetate monomer, were $12 million, $14 million, and $2 million, respectively.

    Transactions with LCR -- Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ('LCR'), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain refinery products are sold to Equistar as feedstocks, and certain olefins by-products are sold to LCR for processing into gasoline. Sales of product to LCR were $250 million, $223 million and $26 million and purchases from LCR were $190 million, $131 million and $10 million for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $13 million, $15 million and $1 million were made to LCR by Equistar for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

    Product Transactions with Lyondell -- Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company effective August 1, 1998. Sales to Lyondell, primarily for ethylene, propylene, MTBE, benzene and alkylate, totaled $242 million and $89 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell, primarily for normal butane, totaled $6 million and $2 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Product transactions between Equistar and Lyondell are based upon market prices.

    Transactions with LMC -- Lyondell Methanol Company, L.P. ('LMC') sells all of its products to Equistar. For the years ending December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, purchases from LMC were $95 million, $103 million and $15 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $46 million, $44 million and $4 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 1999 and 1998 and less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997.

    Shared Services Agreement with Lyondell -- Lyondell provides certain corporate, general and administrative services to Equistar, including tax, treasury, risk management and other services pursuant to a shared services agreement. During the years ended December 31, 1999 and 1998, Lyondell charged Equistar $9 million and $3 million for these services. During the period December 1, 1997 (inception) to December 31, 1997, charges from Lyondell were less than $1 million. As part of the shared services agreement, Equistar provides certain general and administrative services to Lyondell, such as health, safety and environmental services, materials management services, human resource services, information services and legal services. During the year ended December 31, 1999, Equistar charged Lyondell $8 million for these services. During the year ended December 31, 1998 and for the period December 1, 1997 (inception) to December 31, 1997, Equistar charged Lyondell less than $1 million for these services.

    Shared Services and Shared-Site Agreements with Millennium -- Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 1999 and 1998, Equistar charged Millennium Petrochemicals $3 million and $5 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges to Millennium Petrochemicals were less than $1 million. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of the years ended
December 31, 1999 and 1998 and during the period December 1, 1997 (inception) to December 31, 1997, Millennium Petrochemicals charged Equistar less than $1 million for these services.

    Operating Agreement with Occidental Chemical -- On May 15, 1998, Occidental Chemical and Equistar entered into an Operating Agreement ('Operating Agreement') whereby Occidental Chemical agreed to operate and maintain the Occidental Contributed Business and to cause third-parties to continue to provide equipment, products and commodities to those businesses upon substantially the same terms and conditions as provided prior to the transfer. The Operating Agreement terminated on June 1, 1998. During the term of the Operating Agreement, Equistar paid Occidental Chemical an administrative fee of $1 million.

    Transition Services Agreement with Occidental Chemical -- On June 1, 1998, Occidental Chemical and Equistar entered into a Transition Services Agreement. Under the terms of the Transition Services Agreement, Occidental Chemical agreed to provide Equistar certain services in connection with the

Occidental Contributed Business, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Predominantly all services under the Transition Services Agreement ceased in June 1999 in accordance with the terms of the agreement. Health, safety, and environmental services were extended until December 31, 1999 as permitted by the Transition Services Agreement. During the year ended
December 31, 1999 and the period from June 1, 1998 to December 31, 1998, Equistar expensed $2 million and $6 million, respectively, in connection with services provided pursuant to the Transition Service Agreement.

    Loans to Millennium and Occidental -- In connection with Occidental's admission into Equistar in May 1998, Equistar executed promissory notes to Millennium and Occidental in the principal amounts of $75 million and $420 million, respectively. Each of the notes provided for the annual accrual of interest at a rate equal to LIBOR plus 0.6%. These notes were paid in full in June 1998. Interest expense incurred on these notes during 1998 was $3 million.

    Note Receivable from Lyondell LP -- Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ('Lyondell Note'). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million and $2 million during 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

7. ACCOUNTS RECEIVABLE

    In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement was renewed through December 2000 on predominantly the same terms.

    At December 31, 1998 and 1999, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in 'Selling, general and administrative expenses' in the Consolidated Statements of Income.

8. INVENTORIES

    Inventories at December 31, 1999 and 1998 consisted of the following:

                                                             1999           1998
                                                             ----           ----
                                                            (MILLIONS OF DOLLARS)
Finished goods............................................   $278           $301
Work-in-process...........................................     10             11
Raw materials.............................................    137            149
Materials and supplies....................................     95             88
                                                             ----           ----
    Total inventories.....................................   $520           $549
                                                             ----           ----
                                                             ----           ----

    The excess of the current cost of inventories over book value was approximately $109 million at December 31, 1999.

9. PROPERTY, PLANT AND EQUIPMENT, NET

    The components of property, plant and equipment, at cost, and the related accumulated depreciation at December 31, 1999 and 1998 were as follows:

                                                          1999           1998
                                                          ----           ----
                                                         (MILLIONS OF DOLLARS)
Land...................................................  $   78            478
Manufacturing facilities and equipment.................   5,656          5,349
Manufacturing equipment acquired under capital
  leases...............................................    --              236
Construction in progress...............................     134            189
                                                         ------         ------
    Total property, plant and equipment................   5,868          5,852
Less accumulated depreciation..........................   1,942          1,777
                                                         ------         ------
    Property, plant and equipment, net.................  $3,926         $4,075
                                                         ------         ------
                                                         ------         ------

    Depreciation expense for the years ending December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997 was $221 million, $200 million and $15 million, respectively. At December 31, 1998, $10 million of the accumulated depreciation reported in the accompanying Consolidated Balance Sheet related to the manufacturing equipment acquired under capital leases that was contributed by Occidental in 1998.

    In July 1998, the depreciable lives of certain assets, primarily manufacturing facilities and equipment, were increased from a range of 5 to 25 years to a range of 5 to 30 years. The change was made to more accurately reflect the estimated periods during which such assets will remain in service, based upon Equistar's actual experience with those assets. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.

10. DEFERRED CHARGES AND OTHER ASSETS

    Deferred charges and other assets at December 31, 1999 and 1998 were as follows:

                                                             1999           1998
                                                             ----           ----
                                                            (MILLIONS OF DOLLARS)
Deferred turnaround costs, net............................   $ 74           $ 84
Deferred software costs, net..............................     76             70
Deferred pension asset....................................     32             30
Other.....................................................     97             73
                                                             ----           ----
    Total deferred charges and other assets...............   $279           $257
                                                             ----           ----
                                                             ----           ----

11. OTHER ACCRUED LIABILITIES

    Other accrued liabilities at December 31, 1999 and 1998 were as follows:

                                                             1999           1998
                                                             ----           ----
                                                            (MILLIONS OF DOLLARS)
Accrued property taxes....................................   $ 68           $ 76
Accrued payroll costs.....................................     68             44
Accrued interest..........................................     50             18
Other.....................................................     14              4
                                                             ----           ----
    Total other accrued liabilities.......................   $200           $142
                                                             ----           ----
                                                             ----           ----

12. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

    In February 1999, Equistar and Equistar Funding Corporation ('Equistar Funding') co-issued $900 million of debt securities. Equistar Funding, a wholly owned subsidiary of Equistar, is a Delaware corporation formed for the sole purpose of facilitating the financing activities of Equistar. Equistar is jointly and severally liable with Equistar Funding on the outstanding notes and new notes. The debt securities include $300 million of 8.50% Notes, which will mature on February 15, 2004, and $600 million of 8.75% Notes, which will mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay the $205 million outstanding under a capitalized lease obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement was terminated, (iii) to repay the outstanding $150 million, 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the five-year credit facility and for Partnership working capital purposes.

    Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 6.0% and 5.8% at December 31, 1999 and 1998, respectively. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

    The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate, offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature. At December 31, 1998, the weighted average interest rate for borrowing under the subsequently terminated $500 million credit agreement was 6.1%.

    The credit facility is available for working capital and general Partnership purposes as needed and contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations.

    Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                          1999           1998
                                                          ----           ----
                                                         (MILLIONS OF DOLLARS)
Bank credit facilities:
    5-year term credit facility........................  $  800         $1,150
    $500 million credit agreement......................    --              152
Other debt obligations:
    Medium-term notes (due 2000-2005)..................     163            163
    10.00% Notes due 1999..............................    --              150
    9.125% Notes due 2002..............................     100            100
    8.50% Notes due 2004...............................     300           --
    6.50% Notes due 2006...............................     150            150
    8.75% Notes due 2009...............................     598           --
    7.55% Debentures due 2026..........................     150            150
                                                         ------         ------
    Total long-term debt...............................   2,261          2,015
Less current maturities................................      92            150
                                                         ------         ------
    Long-term debt, net................................   2,169          1,865
Capital lease obligations (5.89% due 2000).............    --              205
                                                         ------         ------
    Total long-term debt and lease obligations.........  $2,169         $2,070
                                                         ------         ------
                                                         ------         ------

    Aggregate maturities of long-term debt during the five years subsequent to December 31, 1999 are as follows: 2000-$92 million; 2001-$90 million; 2002-$851 million; 2003-$29 million; 2004-$300 million. A subsidiary of Millennium has guaranteed $750 million of the credit facility. Lyondell remains an obligor on the medium-term notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures, all of which total $563 million. Occidental and Equistar are parties to an agreement with respect to the 8.75% Notes due 2009 pursuant to which Occidental has agreed, under certain limited circumstances, to contribute to Equistar up to $420 million. The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount.

    The medium-term notes mature at various dates from 2000 to 2005 and had a weighted average interest rate of 10.0% and 9.9% at December 31, 1999 and 1998, respectively.

13. RESTRUCTURING AND OTHER UNUSUAL CHARGES

    During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar.
The decision to shut down the reactors was based on their high production cost, current market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 1999, no employees had been terminated for were any payments made. Equistar expects that severance payments will take place in the first quarter of 2000.

    During 1997 and 1998, Equistar incurred restructuring charges related to the initial merger and integration of the businesses contributed by Lyondell and Millennium upon formation of the Partnership. Equistar recorded $42 million of these costs in December 1997. These charges included severance and other employee related termination costs of $21 million related to a workforce reduction, which were substantially paid in 1998. The workforce reduction included approximately 430 employees, primarily in duplicate corporate overhead functions. All of these 430 employees were terminated in 1998. Additionally, these restructuring charges included employee relocation costs of $6 million and various other charges of $7 million, all of which were recorded and paid as incurred during 1997. In 1997, Equistar also recorded and paid as incurred $8 million of transaction closing costs.

    In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million. The restructuring actions related to the initial merger and integration were substantially completed in 1998 and there were no other significant changes to Equistar's original estimate of costs that were accrued as of December 31, 1997. Equistar also incurred restructuring charges of $2 million related to the merger and integration of the Occidental Contributed Business into the Partnership. These charges were recorded and paid as incurred during 1998. There were no amounts accrued as of December 31, 1998 related to the initial merger and integration of Equistar or the merger and integration of the Occidental Contributed Business. The restructuring actions related to the merger and integration of the Occidental Contributed Business into Equistar were substantially completed as of December 31, 1998. All restructuring charges were included in the Unallocated segment. (See Note 17)

14. LEASE COMMITMENTS AND PURCHASE OBLIGATIONS

    At December 31, 1999, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

                                                      (MILLIONS OF DOLLARS)
2000................................................          $ 94
2001................................................            72
2002................................................            58
2003................................................            50
2004................................................            44
Thereafter..........................................           482
                                                              ----
    Total minimum lease payments....................          $800
                                                              ----
                                                              ----

    Operating lease net rental expense was $112 million and $110 million for the years ending December 31, 1999 and 1998, respectively, and $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

    Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1999, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                      (MILLIONS OF DOLLARS)
2000................................................          $ 33
2001................................................            31
2002................................................            28
2003................................................            27
2004................................................            25
Thereafter..........................................           147
                                                              ----
    Total minimum contract payments.................          $291
                                                              ----
                                                              ----

    Equistar's total purchases under these agreements were $39 million and $35 million for the years ending December 31, 1999 and 1998, respectively, and $3 million during the period from December 1, 1997 (inception) to December 31, 1997.

15. PENSION AND OTHER POSTRETIREMENT BENEFITS

    All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective
January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

    In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions ('OPEB') for both salaried and non-salaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory. Currently, Equistar pays approximately 80% of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time.

    The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                       OTHER
                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                         ----------------     -----------------------
                                                         1999       1998         1999          1998
                                                         ----       ----         ----          ----
                                                                     (MILLIONS OF DOLLARS)
Change in benefit obligation:
    Benefit obligation, January 1.....................   $ 88       $ 21         $ 69          $ 50
    Benefit obligation contributed by Occidental......    --          46          --             14
    Service cost......................................     22         16            4             3
    Interest cost.....................................      7          5            6             4
    Actuarial (gain) loss.............................     (8)         5           (2)           (2)
    Benefits paid.....................................    (10)        (5)         --            --
                                                         ----       ----         ----          ----
    Benefit obligation, December 31...................     99         88           77            69
                                                         ----       ----         ----          ----
Change in plan assets:
    Fair value of plan assets, January 1..............     88         40          --            --
    Fair value of plan assets contributed by
      Occidental......................................    --          51          --            --
    Actual return of plan assets......................      7          1          --            --
    Partnership contributions.........................     16          1          --            --
    Benefits paid.....................................    (10)        (5)         --            --
                                                         ----       ----         ----          ----
    Fair value of plan assets, December 31............    101         88          --            --
                                                         ----       ----         ----          ----
    Funded status.....................................      2        --           (77)          (69)
    Unrecognized actuarial loss.......................      5         13           13            16
                                                         ----       ----         ----          ----
    Net amount recognized                                $  7       $ 13         $(64)         $(53)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----
Amounts recognized in the Consolidated Balance Sheets
  consist of:
    Prepaid benefit cost..............................   $ 33       $ 30        -$-           -$-
    Accrued benefit liability.........................    (26)       (17)         (64)          (53)
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $  7       $ 13         $(64)         $(53)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----

    The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $40 million, $26 million and $13 million, respectively, as of December 31, 1999 and $24 million, $17 million and $5 million, respectively, as of December 31, 1998. Net periodic pension and other postretirement benefit costs included the following components:

                                                                                       OTHER
                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                         ----------------     -----------------------
                                                         1999       1998         1999          1998
                                                         ----       ----         ----          ----
                                                                     (MILLIONS OF DOLLARS)
Components of net periodic benefit cost:
    Service cost......................................   $  22     $  16        $   4          $   3
    Interest cost.....................................       7         5            6              4
    Amortization of actuarial (gain) loss.............       1       --             1           --
    Expected return of plan assets....................      (8)       (6)         --            --
                                                         -----     -----        -----          -----
    Net periodic benefit cost after settlement........   $  22     $  15        $  11          $   7
                                                         -----     -----        -----          -----
                                                         -----     -----        -----          -----
Weighted-average assumptions as of December 31:
    Discount rate.....................................    8.00%     6.75%        8.00%          6.75%
    Expected return on plan assets....................    9.50%     9.50%         --             --
    Rate of compensation increase.....................    4.75%     4.75%        4.75%          4.75%

    The non-union plans became effective January 1, 1998; therefore, Equistar did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997. The accrued postretirement benefit liabilities at December 31, 1997 were calculated and contributed as of December 31, 1997; therefore, there were no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

    For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1999 was 7.0% for 2000-2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 1999 by less than $2 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

    Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $20 million, $15 million and less than $1 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

16. COMMITMENTS AND CONTINGENCIES

    Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also Note 6, describing related party commitments.

    The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

    Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the years ended December 31, 1999 and 1998, Equistar incurred $11 million and $5 million, respectively, for these uninsured claims and liabilities. No expenses were incurred for these uninsured claims and liabilities during the period December 1, 1997 (inception) to December 31, 1997.

    Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 1999 and 1998.

    In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

17. SEGMENT INFORMATION AND RELATED INFORMATION

    Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and the oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

    No customer accounted for 10% or more of sales during the years ended December 31, 1999 and 1998 or the one-month ended December 31, 1997.

    The accounting policies of the segments are the same as those described in 'Summary of Significant Accounting Policies' (see Note 2).

    Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

FOR THE YEAR ENDED DECEMBER 31, 1999

                                PETROCHEMICALS   POLYMERS    UNALLOCATED   ELIMINATIONS   CONSOLIDATED
                                --------------   --------    -----------   ------------   ------------
                                                        (MILLIONS OF DOLLARS)
Sales and other operating
  operating revenues:
    Customers.................      $3,412        $2,024       $--           $--             $5,436
    Intersegment..............       1,324          --           --           (1,324)         --
                                    ------        ------       ------        -------         ------
                                    $4,736        $2,024       $--           $(1,324)        $5,436
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Restructuring and other
  unusual charges.............      $ --          $ --          $   96       $ --            $   96
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Operating income..............      $  447        $   51       $ (336)       $ --            $  162
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Total assets..................      $3,671        $1,551       $1,514        $ --            $6,736
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Capital expenditures..........      $   61        $   83       $   13        $ --            $  157
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Depreciation and amortization
  expense.....................      $  194        $   53       $   53        $ --            $  300
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------

FOR THE YEAR ENDED DECEMBER 31, 1998

                                PETROCHEMICALS   POLYMERS    UNALLOCATED   ELIMINATIONS   CONSOLIDATED
                                --------------   --------    -----------   ------------   ------------
                                                        (MILLIONS OF DOLLARS)
Sales and other operating
  operating revenues:
    Customers.................      $2,351        $2,012       $  --         $  --           $4,363
    Intersegment..............       1,112            46          --          (1,158)          --
                                    ------        ------       ------        -------         ------
                                    $3,463        $2,058       $ --          $(1,158)        $4,363
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Restructuring and other
  unusual charges.............      $ --          $  --        $   14        $  --           $   14
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Operating income..............      $  319        $  177       $ (214)       $  --           $  282
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Total assets..................      $3,625        $1,563       $1,477        $  --           $6,665
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Capital expenditures..........      $   71        $  116       $   13        $  --           $  200
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Depreciation and amortization
  expense.....................      $  152        $   65       $   51        $  --           $  268
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------

FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO DECEMBER 31, 1997

                                PETROCHEMICALS   POLYMERS    UNALLOCATED   ELIMINATIONS   CONSOLIDATED
                                --------------   --------    -----------   ------------   ------------
                                                        (MILLIONS OF DOLLARS)
Sales and other operating
  revenues:
    Customers.................      $  179        $  186       $  --         $  --           $  365
    Intersegment..............         105           --           --            (105)          --
                                    ------        ------       ------        -------         ------
                                    $  284        $  186       $  --         $  (105)        $  365
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Restructuring and other
  unusual charges.............      $  --         $  --        $   42        $  --           $   42
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Operating income..............      $   47        $   22       $  (54)       $  --           $   15
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Total assets..................      $1,668        $1,504       $1,428        $  --           $4,600
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Capital expenditures..........      $    7        $    4       $    1        $  --           $   12
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------
Depreciation and amortization
  expense.....................      $    7        $    7       $    5        $  --           $   19
                                    ------        ------       ------        -------         ------
                                    ------        ------       ------        -------         ------

    The following table presents the details of 'Operating income' as presented above in the 'Unallocated' column for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997:

                                                              1999    1998    1997
                                                              ----    ----    ----
                                                              (MILLIONS OF DOLLARS)
Expenses not allocated to petrochemicals and polymers:
    Principally general and administrative expenses.........  $(240)  $(200)  $ (12)
    Restructuring and other unusual charges.................    (96)    (14)    (42)
                                                              -----   -----   -----
        Total-Unallocated...................................  $(336)  $(214)  $ (54)
                                                              -----   -----   -----
                                                              -----   -----   -----

    The following table presents the details of 'Total assets' as presented above in the 'Unallocated' column as of December 31, for the years indicated:

                                                               1999     1998     1997
                                                               ----     ----     ----
                                                               (MILLIONS OF DOLLARS)
Cash........................................................  $  108   $   66   $   41
Accounts receivable-trade and related parties...............      18       14      --
Receivable with partners....................................     --       --       150
Prepaids and other current assets...........................      22       25       24
Property, plant and equipment, net..........................      58       48       16
Goodwill, net...............................................   1,119    1,151    1,139
Deferred charges and other assets...........................     189      173       58
                                                              ------   ------   ------
                                                              $1,514   $1,477   $1,428
                                                              ------   ------   ------
                                                              ------   ------   ------

18. SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

    Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million reported in 'Other income, net' in the Consolidated Statements of Income.

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                                     -------------------------
                                                      CHARGED
                                       BALANCE AT       TO          CHARGED                       BALANCE AT
                                        BEGINNING    COSTS AND     TO OTHER                         END OF
                                        OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS       OF PERIOD
                                        ---------    --------      --------      ----------       ---------
                                                                   (IN MILLIONS)
DESCRIPTION
Year ended December 31, 1997
    Deducted from asset accounts:
    Allowance for doubtful
      accounts.......................     $  8         $  --          $ (2)(a)      $ (4)(b)         $ 2
    Valuation Allowance..............      112         31(c)                                         143
Year ended December 31, 1998
    Deducted from asset accounts:
    Allowance for doubtful
      accounts.......................        2            1                                            3
    Valuation Allowance..............      143                                        (7)            136
Year ended December 31, 1999
    Deducted from asset accounts:
    Allowance for doubtful
      accounts.......................        3                                        (1)              2
    Valuation Allowance..............      136                                       (60)             76

---------

 (a) Reclassed to other current assets as net receivable from Equistar.

 (b) Uncollected accounts written off, net of recoveries.

 (c) Valuation allowance for capital loss carryover.

                                      S-1




                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as..................... 'r'
Characters normally expressed as subscript shall be expressed as baseline characters