Form 10-Q
period 2000-03-31
MILLENNIUM CHEMICALS INC
filed 2000-05-15
CIK 1018099

-------------------------------------------------------------------------------

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

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,338,056 shares of Common Stock, par value $.01 per share, as of May 1, 2000, excluding 10,911,096 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.
--------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part 1

  Item 1  Financial Statements..........................................       3
  Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................      16

Part II

   Item 3  Quantitative and Qualitative Disclosures About Market Risk...      20

   Item 6  Exhibits and Reports on Form 8-K.............................      21

   Signature  ..........................................................      22

   Exhibit Index........................................................      23

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of Millennium Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar"), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries that serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule; and, other unforseen circumstances. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
Consolidated Balance Sheets
(Dollars In Millions, Except Share Data)


                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------
                                                   (Unaudited)
Assets
Current assets

     Cash and cash equivalents                  $            88   $          110
     Trade receivables, net                                 294              268
     Inventories                                            341              361
     Other current assets                                    96              118
                                                  -------------    -------------
            Total current assets                            819              857
Property, plant and equipment, net                          983              995
Investment in Equistar                                      817              800
Other assets                                                190              194
Goodwill                                                    400              404
                                                  -------------    -------------
            Total assets                        $         3,209   $        3,250
                                                  =============    =============

Liabilities and shareholders' equity
Current liabilities

     Notes payable                              $            62   $           56
     Current maturities of long-term debt                     5               23
     Trade accounts payable                                 117              153
     Income taxes payable                                   105               97
     Accrued expenses and other liabilities                 182              166
                                                  -------------    -------------
            Total current liabilities                       471              495
Long-term debt                                            1,024            1,023
Deferred income taxes                                         3                -
Other liabilities                                           694              701
                                                  -------------    -------------
            Total liablities                              2,192            2,219
                                                  -------------    -------------

Commitments and contingencies (Note 6)

Minority interest                                            20               16
Shareholders' equity
     Preferred stock (par value $0.01 per
       share, authorized 25,000,000 shares;
       none issued and outstanding)                           -                -
     Common stock (par value $0.01 per share,
       authorized 225,000,000 shares; issued
       77,891,586 shares each in 2000 and 1999)               1                1
     Paid in capital                                      1,335            1,335
     Retained deficit                                      (16)             (32)
     Unearned restricted shares                            (28)             (28)
     Cumulative other comprehensive loss                   (72)             (61)
     Treasury stock (at cost, 11,279,377 and
       9,567,263 shares in 2000 and 1999,
       respectively)                                      (233)            (210)
     Deferred compensation                                   10               10
                                                  -------------    -------------
            Total shareholders' equity                      997            1,015
                                                  -------------    -------------
Total liabilities and shareholders' equity      $         3,209  $         3,250
                                                  =============    =============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Income
(Dollars In Millions, Except Share Data)

                                                   Three Months Ended March 31,
                                                      2000             1999
                                                  ------------------------------
                                                            (Unaudited)

Net sales                                       $           423   $          383
Operating costs and expenses
     Cost of products sold                                  300              274
     Depreciation and amortization                           27               24
     Selling, development and administrative
       expense                                               50               45
                                                  -------------    -------------
               Operating income                              46               40
Interest expense                                           (19)             (18)
Interest income                                               1                1
Equity in earnings (loss) of Equistar                        14              (4)
Other income, net                                             3              (4)
                                                  -------------    -------------
Income before provision for income taxes
     and minority interest                                   45               15
Provision for income taxes                                 (17)              (6)
                                                  -------------    -------------
Income before minority interest                              28                9
Minority interest                                             3                -
                                                  -------------    -------------
Net income                                      $            25   $            9
                                                  =============    =============
Net income per share - basic                    $          0.38   $         0.12
                                                  -------------    -------------
Net income per share - diluted                  $          0.37   $         0.12
                                                  -------------    -------------


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Cash Flows
(Dollars In Millions)


                                                    Three Months Ended March 31,
                                                         2000          1999
                                                    ----------------------------
                                                             (Unaudited)
Cash flows from operating activities
     Net income                                      $         25   $          9
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                           27             24
       Deferred income tax provision                            3              5
       Restricted stock amortization                            -              3
       Equity in (earnings) loss of Equistar                 (14)              4
       Minority interest                                        3              -
       Changes in assets and liabilities
          Increase in trade receivables                      (29)           (16)
          Decrease in inventories                              15             31
          Decrease (increase) in other current
            assets                                             21           (14)
          Decrease (increase) in investments
            and other assets                                    2            (5)
          Decrease in trade accounts payable                 (33)            (2)
          Increase (decrease) in accrued expenses
            and other liabilities and income taxes
            payable                                            23           (12)
          Decrease in other liabilities                       (9)           (13)
                                                       -----------    ----------
       Cash provided by operating activities                   34             14
Cash flows from investing activities
     Capital expenditures                                     (21)          (29)
     Distributions from Equistar                                -             15
     Proceeds from syngas transaction                           -            123
     Proceeds from sale of fixed assets                         2              8
                                                       -----------    ----------
       Cash (used in) provided by investing
          activities                                          (19)           117
Cash flows from financing activities
     Dividends to shareholders                                 (9)             -
     Repurchase of common stock                               (23)          (51)
     Proceeds from long-term debt                               26             7
     Repayment of long-term debt                              (34)          (64)
     Increase (decrease) in notes payable                        5           (2)
                                                       -----------    ----------
       Cash used in financing activities                      (35)         (110)
Effect of exchange rate changes on cash                        (2)           (3)
                                                       -----------    ----------
(Decrease) increase in cash and cash equivalents              (22)            18
Cash and cash equivalents at beginning of period               110           103
                                                       -----------    ----------
Cash and cash equivalents at end of period           $          88    $      121
                                                       ===========    ==========

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Shareholders' Equity
(In Millions) (Unaudited)



                                                                                    Cumulative
                                                                       Unearned       Other
                                  Common Stock    Paid In   Retained  Restricted  Comprehensive   Treasury     Deferred
                                  Shares  Amount  Capital   Earnings    Shares        Loss          Stock    Compensation    Total
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------
 Balance at December 31, 1999         68 $     1  $  1,335  $   (32)  $     (28)  $        (61)  $    (210)  $         10  $   1,015
 Comprehensive income
      Net income                                                  25                                                              25
      Other comprehensive income                                                                                                   -
        Currency translation
          adjustment                                                                       (11)                                 (11)
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------
 Total comprehensive income            -       -         -        25           -           (11)           -             -         14
 Amortization and adjustment of
      unearned restricted shares                                                                                                   -
 Shares repurchased                  (1)                                                               (23)                     (23)
 Dividend to shareholders                                        (9)                                                             (9)
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------
 Balance at March 31, 2000
                                      67 $     1  $  1,335  $   (16)  $     (28)  $        (72)  $    (233)  $         10  $     997
                                 ======= =======  ========  ========  ==========  =============  ==========  ============  =========


MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 1--Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals, operating through its subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemicals Inc.; and through its interest in Equistar Chemicals, LP ("Equistar"), a limited partnership jointly owned by the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation ("Occidental").

The Company and Occidental each have a 29.5% interest in Equistar and Lyondell has a 41% interest. Equistar owns and operates the petrochemical, polymer and derivative businesses contributed to it by its partners. Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions require the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity among the partners may be made by Lyondell's representatives alone.

The Company accounts for its interest in Equistar using the equity method. Prior to December 31, 1999, the difference between the carrying value of the Company's interest and its underlying equity in the net assets of Equistar ("goodwill") was amortized over 25 years. In furthering the Company's business strategy to de-emphasize commodity chemicals, the Board of Directors of the Company in December 1999 approved actions to advance the Company's efforts to dispose of its Equistar interest. As a result of the Board's adopting the strategy to dispose of the Equistar interest in the short-term, the Company reduced the carrying amount of the interest at December 31, 1999 (including all of the underlying goodwill) to an estimated fair value of $800. The estimated fair value was determined by evaluating, among other things, the estimated discounted future cash flows of Equistar, current market interest and estimated disposal costs, including income taxes.

Note 2--Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of Titanio do Brazil S.A. ("Tibras") at cost. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented in conformity with generally accepted accounting principles. Such adjustments are normal recurring items.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized upon shipment of product to the customer or upon usage of the product by the customer in the case of consignment inventories.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 2--Significant Accounting Policies--Continued

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 50% and 47% of consolidated inventories at March 31, 2000 and December 31, 1999, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out
(FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                               March 31,       December 31,
                                                 2000             1999
                                             -------------    -------------
                                              (Unaudited)

           Inventories
           Finished products               $           182   $          167
           In-process products                          26               29
           Raw materials                                82              116
           Other inventories                            51               49
                                             -------------    -------------
                                           $           341   $          361
                                             =============    =============

Inventories valued on a LIFO basis were approximately $31 less than the amount of such inventories valued at current cost at March 31, 2000 and December 31, 1999.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Major repairs and improvements incurred in connection with substantial plant overhauls or maintenance turnarounds are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months), other less substantial maintenance and repair costs are expensed as incurred.

Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ".

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at March 31, 2000.

Environmental Liabilities and Expenditures: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 2--Significant Accounting Policies--Continued

Foreign Currency: Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period. Resulting translation adjustments are recorded in the currency translation account in Shareholders' equity. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are generally recognized in income as they occur. Forward exchange contracts are used to manage the exposure to foreign currency fluctuations on certain of these transactions. Unrealized gains and losses related to these contracts are deferred and reported as part of the underlying transaction when settled. The cash flows from such contracts are classified consistent with cash flows from the transactions or events being hedged.

Federal Income Taxes: Deferred income taxes result from temporary differences between the financial statement basis and income tax basis of assets and liabilities and are computed using enacted marginal tax rates of the respective tax jurisdictions. Valuation allowances are provided against deferred tax assets which are not likely to be realized in full. The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson PLC ("Hanson") or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods prior to the Company's demerger from Hanson.

Earnings Per Share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                                             For Three Months Ended
                                                    March 31,
                                              2000             1999
                                         ------------------------------
                                                   (Unaudited)

           Basic                            66,203,843       73,777,860
           Options                                   -              140
           Restricted shares                   547,458          350,603
                                         -------------    -------------
           Diluted                          66,751,301       74,128,603
                                         =============    =============


Note 3--Long-Term Debt and Credit Arrangements

                                                   March 31,        December 31,
                                                     2000               1999
                                                 -------------     -------------
                                                  (Unaudited)

Revolving Credit Agreement bearing interest
   at the bank's prime lending rate, or
   at LIBOR or NIBOR plus .275% at the
   option of the Company, plus a Facility
   Fee of .15% to be paid quarterly             $          263   $           261
7% Senior Notes due 2006                                   500               500
7.625% Senior Debentures due 2026                          249               249
Debt payable through 2007 at interest rates
   ranging from 3% to 9%                                    17                36
Less current maturities of long-term
   debt                                                    (5)              (23)
                                                 -------------     -------------
                                                $        1,024     $       1,023
                                                 =============     =============

Under the Revolving Credit Agreement, as most recently amended on January 12, 2000, certain of the Company's subsidiaries may borrow up to $500 under an unsecured multi-currency revolving credit facility, which matures in July 2001 (the "Credit Agreement"). The Company guarantees borrowings under this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3--Long-Term Debt and Credit Arrangements--Continued

The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale-and-leaseback transactions; (iii) engage in mergers, consolidations or sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria. On January 12, 2000, one of the financial covenants in the Credit Agreement was amended to permit the Company to remain compliant after the 1999 charge for loss in value of the Equistar investment.

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

Note 4--Financial Instruments

SFAS 137: In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which defers the effective date of SFAS 133 for one year. The Company plans to adopt SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in Net income or as Comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the implications of this new pronouncement but, due to the Company's limited use of derivative instruments, the adoption of SFAS 133 is not expected to have a significant effect on the financial position, results of operations or cash flows of the Company.

Note 5--Related Party Transactions

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

One of the Company's subsidiaries sells vinyl acetate monomer ("VAM") to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year ("Annual
Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract expires December 31, 2000, and, thereafter, renews annually. Either party may terminate on one year's notice.

One of the Company's subsidiaries and Equistar have entered into various manufacturing and service agreements. These agreements provide the subsidiary with research and development laboratory space, certain utilities and support services, and provide Equistar with certain utilities and support services.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 6--Commitments and Contingencies

The Company and various of its subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the Company's current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.

Together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a discontinued operation has been named as a defendant or third party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead-based paints. These cases are in various pre-trial stages. The Company is vigorously defending all litigation related to the use of lead. Although liability, if any, that may result is not reasonably capable of estimation, the Company believes that, based on information currently available, the disposition of such claims in the aggregate should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Certain Company subsidiaries have been named as defendants, potentially responsible parties ("PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency ("EPA") or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $0.3 to $45. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study is currently being undertaken.

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $130 and $135 and has accrued $135 as of March 31, 2000. The Company's ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability and the remediation methods and technologies to be used.

The Company has various contractual obligations to purchase raw materials used in its production of titanium dioxide ("TiO2") and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally 1- to 3-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 aggregate approximately $682 and expire between 2000 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance chemicals, are generally pursuant to 1- to 5-year contracts with prices based on the market price and which expire between 2000 and 2003.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 6--Commitments and Contingencies--Continued

The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson and Hanson's shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy-making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1st prior to October 1, 2001, when it will expire.

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed for purposes of United Kingdom corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on charge-able gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company, adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is impossible to predict the magnitude of such liability, should it arise.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7--Operations by Business Segment

The Company's principal operations are grouped into three business segments: titanium dioxide and related products, acetyls and specialty chemicals.

The following is a summary of the Company's operations by business segment:

                                                 Three Months Ended March 31,
                                                    2000              1999
                                                -------------------------------
                                                         (Unaudited)

Net sales
     Titanium dioxide and related products    $          323    $          300
     Acetyls                                              69                49
     Specialty chemicals                                  31                34
                                                -------------     -------------
                                              $          423    $          383
                                                =============     =============

Operating income
     Titanium dioxide and related products    $           32    $           27
     Acetyls                                               7                 4
     Specialty chemicals                                   7                 9
                                                -------------     -------------
                                              $           46    $           40
                                                =============     =============

Depreciation and amortization
     Titanium dioxide and related products    $           21    $           18
     Acetyls                                               4                 4
     Specialty chemicals                                   2                 2
                                                -------------     -------------
         Total                                $           27    $           24
                                                =============     =============

Capital expenditures
     Titanium dioxide and related products    $           16    $           25
     Acetyls                                               2                 2
     Specialty chemicals                                   3                 2
                                                -------------     -------------
         Total                                $           21    $           29
                                                =============     =============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 8-Information on Millennium America Inc.

Millennium America Inc., a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America Inc. is the issuer of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026 and is the principal borrower under the Company's Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the following summarized financial information is provided for Millennium America Inc.

                                              March 31,        December 31,
                                                 2000              1999
                                            -------------     -------------
                                             (Unaudited)

Current assets                             $         412     $         430
Investment in Equistar                               817               800
Noncurrent assets                                  1,105             1,122
Receivable from affiliates                           508               519
                                           -------------     -------------
     Total assets                          $       2,842     $       2,871
                                           =============     =============

Current liabilities                        $         314     $         325
Non-current liabilities                            1,670             1,672
Invested capital                                     535               551
Payable to parent and affiliates                     323               323
                                           -------------     -------------
     Total liabilities and invested
         capital                           $       2,842    $        2,871
                                           =============     =============

                                                   Three Months Ended
                                                        March 31,
                                                 2000              1999
                                           -------------------------------
                                                       (Unaudited)

Net sales                                  $         253    $          224
Operating income                                      29                25
Net income                                            14                 8

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9-Information on Equistar

The following is summarized financial information for Equistar:

                                                     March 31,      December 31,
                                                       2000              1999
                                                   -------------    ------------
                                                    (Unaudited)

Current assets                                     $       1,390     $     1,360
Noncurrent assets                                          5,314           5,376
                                                   -------------     -----------
    Total assets                                   $       6,704     $     6,736
                                                   =============     ===========

Current liabilities                                $         677     $       784
Non-current liabilities                                    2,305           2,290
Partners' capital                                          3,722           3,662
                                                   -------------     -----------
    Total liabilities and partners' capital        $       6,704     $     6,736
                                                   =============     ===========

                                                         Three Months Ended
                                                              March 31,
                                                       2000              1999
                                                 -------------------------------
                                                            (Unaudited)

Net sales                                          $       1,807     $     1,104
Operating income                                              99              47
Net income                                                    56               7

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.'s (the "Company") principal operations are grouped into three business segments: titanium dioxide ("TiO2") and related products, acetyls and specialty chemicals. The Company also holds a 29.5% interest in Equistar Chemicals, LP ("Equistar"). The Company's interest in Equistar is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar's financial results for the relevant period is included below since the Company's interest in Equistar is a significant component of its business.

The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in "Disclosure Concerning Forward-Looking Statements" on page 2 of this Quarterly Report on Form 10-Q should be reviewed carefully.

RESULTS OF CONSOLIDATED OPERATIONS

                                                  Three Months Ended March 31,
                                                       2000             1999
                                                 -------------------------------
                                                (In millions, except share data)
                                                         (Unaudited)

   Net sales                                    $        423       $       383

   Operating income                                       46                40

   Equity in earnings (loss) of Equistar                  14               (4)

   Net income                                             25                 9

   Basic earnings per share                             0.38              0.12

   Diluted earnings per share                           0.37              0.12

During the first quarter of 2000, market conditions improved for all of the Company's businesses except specialty chemicals. Net sales for the quarter increased 10% over the first quarter of 1999 to $423 million. Operating income increased 15% from $40 million in the first quarter of 1999 to $46 million in the first quarter of 2000.

The TiO2 segment accounted for most of the increase in operating income, with higher sales volumes in all regions. The acetyls segment experienced stronger demand and higher pricing in the vinyl acetate monomer ("VAM") and acetic acid marketplaces. Specialty chemicals profits were lower than the first quarter of 1999 due mainly to lower selling prices quarter-on-quarter. Equity earnings from Equistar improved dramatically, contributing $14 million of income to the first quarter of 2000 compared to a loss of $4 million in the first quarter of 1999. The factors affecting these performances are detailed below.

The resulting net income of $25 million or $0.38 per share was almost three times 1999's first quarter net income of $9 million or $0.12 per share. The first quarter of 1999 included several unusual items which netted to $3 million in expense or $0.04 per share. Such items included after-tax charges for an early retirement program of $4 million or $0.05 per share and currency losses on dollar-denominated debt in Brazil of $2 million or $0.03 per share, offset by after-tax income of $3 million or $0.04 per share from insurance recoveries. Excluding such items, first quarter 1999 net income would have been $12 million or $0.16 per share.

SEGMENT ANALYSIS

Titanium Dioxide and Related Products

                                         Three Months Ended March 31,
                                            2000               1999
                                         -------------  -------------
                                                (In Millions)
                                                 (Unaudited)


          Net sales                      $         323   $        300

          Operating income                          32             27

First quarter 2000 operating income of $32 million increased $5 million (19%) from the first quarter of 1999. Net sales of $323 million for the first quarter of 2000 increased $23 million (8%) from the same quarter of 1999.

Overall sales volumes for the first quarter of 2000 were up 10% from the first quarter of 1999. All regions experienced strong demand, with the Asian and European markets showing the strongest gains. The Asia/Pacific marketplace has shown continued economic recovery and growth in new business with volumes 22% higher for the quarter versus the first quarter of 1999. Recovery in the European markets from growing demand and strengthening economies resulted in a 10% increase in sales volumes versus the first quarter of 1999. In North America, a strong coatings market helped boost volumes.

First quarter 2000 prices were 3% lower than the comparable 1999 period, partially offsetting the impact of higher sales volumes. Weakened European pricing in U.S. dollar terms is due mainly to the continued strength of the dollar and pound sterling against the Euro. Price increases in continental Europe of 7 to 9% were announced in March to take effect April 1, 2000. Price increases have also been announced for the North American paper market effective April 15th.

The overall plant operating rate for the first quarter of 2000 was 96% of nameplate capacity compared to 81% for the first quarter of 1999. Plant operating rates are expected to remain high as long as strong demand continues.

Acetyls

                                         Three Months Ended March 31,
                                             2000            1999
                                         ------------- --------------
                                                (In Millions)
                                                 (Unaudited)

          Net sales                      $         69   $         49

          Operating income                          7              4


Operating income was $7 million for the first quarter of 2000, an increase of $3 million (75%) from the first quarter of 1999. Net sales of $69 million in the first quarter of 2000 were 41% higher than the first quarter of 1999 due to improved overall market conditions.

Price increases realized during the first quarter of 2000, supported by strong underlying demand, accounted for a 7% increase in average acetic acid prices over the same quarter last year. Another $0.03 per pound increase has been announced for April 1, 2000. Sales volumes were 28% above the first quarter of the prior year, with export markets particularly strong.

VAM prices increased 15% in the first quarter of 2000 compared to the first quarter of 1999. Volumes were well above (30%) the first quarter of 1999 as the marketplace has been strong. Higher feedstock costs and continued firm demand have led to another $0.03 per pound increase announced for April 1, 2000.

Mechanical problems at offshore producers kept supplies tight in the methanol market with prices rising during the quarter. Average prices were 25% higher than the first quarter of 1999. Rising natural gas costs negatively impacted margins, however, offsetting the favorable pricing impact.

Specialty Chemicals

                                         Three Months Ended March 31,
                                             2000              1999
                                         ------------- --------------
                                                (In Millions)
                                                  (Audited)

          Net sales                      $          31  $         34

          Operating income                           7             9





First  quarter 2000  operating  income of $7 million was $2 million  (22%) lower
than  the  first   quarter   of  1999.   Net  sales   were  $3   million   lower
quarter-on-quarter at $31 million.

The decline in profit was driven by lower selling prices as a result of a change in the competitive landscape that occurred during 1999. Sales volumes, however, were 15% higher than the first quarter of 1999 and 22% higher than the previous quarter, reflecting strengthening demand for fragrance and flavor chemicals. The vitamin market remains flat.

Crude sulfate turpentine costs remain low at $0.85 per gallon for the first quarter of 2000 compared to $1.69 per gallon for the first quarter of 1999.

Equistar

                                         Three Months Ended March 31,
                                            2000             1999
                                         ------------- --------------
                                               (In Millions)
                                                (Unaudited)

          Equity  earnings (loss)        $          14  $         (4)

The Company's 29.5% interest in Equistar generated equity earnings of $14 million (after interest) for the first quarter of 2000 compared to an equity loss of $4 million for the first quarter of 1999. On an operating basis, Equistar's income (in total) doubled from $50 million in the first quarter of 1999 to $99 million in the first quarter of 2000.

Early 2000 ethylene demand was strong and industry inventories were low, providing support for price increases realized during the first quarter. The average selling price for ethylene increased $0.02 per pound during the first quarter. Sales volumes were at record levels in March. However, higher feedstock costs partially offset the ethylene price increases.

Unfortunately, the polymers segment was negatively impacted by the increased cost of ethylene as feedstock costs rose. With strong fundamental demand supported by high ethylene prices, polymer pricing is expected to rise in the near term. Three price increases were announced during the first quarter ranging from $0.03 per pound to $0.05 per pound.

FOREIGN CURRENCY MATTERS

The functional currency of each of the Company's non-United States operations is the local currency. The impact of currency translation in consolidating the results of operations and financial position of such operations is included as a component of comprehensive income in the consolidated statement of changes in shareholder's equity. In addition, the Company buys materials and sells products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions made by the Company's foreign operations. The Company currently uses forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. Future events, which may significantly increase or decrease the risk of future movement in any of the currencies in which it conducts business, cannot be predicted.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $34 million compared to $14 million provided for the three months ended March 31, 1999. The increase was due primarily to a difference in working capital changes.

Cash used in investing activities was $19 million compared to $117 million provided in the first quarter of 1999. The first quarter of 2000 reflects $21 million used for capital expenditures, while the 1999 period reflects proceeds of $123 million from the syngas transaction and distributions from Equistar of $15 million, partially offset by capital expenditures of $29 million.

Cash used in financing activities was $35 million in the first quarter of 2000 compared to $110 million in the first quarter of 1999. The 2000 period reflects debt repayment of $3 million and $23 million for the repurchase of shares, while 1999 reflects debt repayment of $59 million and $51 million for the repurchase of shares.

The Company expects to spend approximately $115 million in 2000 for capital expenditures.

The Company's Board of Directors has authorized the Company to repurchase up to 3,500,000 shares of its Common Stock. As of May 1, 2000, the Company had repurchased 1,489,300 shares pursuant to this authorization, representing 2% of the shares outstanding at the beginning of the year.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                11.1     Statement re: computation of per share earnings
                27.1     Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MILLENNIUM CHEMICALS INC.



Date: May 15, 2000            ___________________________
                              John E. Lushefski
                              Senior Vice President and Chief Financial Officer
                              (as duly authorized officer and principal
                               financial officer)

                                  EXHIBIT INDEX

11.1     Statement re: computation of per share earnings
27.1     Financial Data Schedule