Form 10-Q
period 2000-06-30
MILLENNIUM CHEMICALS INC
filed 2000-08-14
CIK 1018099

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

                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,214,287 shares of Common Stock, par value $.01 per share, as of August 1, 2000, excluding 13,199,331 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.
--------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part 1

  Item 1  Financial Statements...........................................      4

  Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     17

  Item 3  Quantitative and Qualitative Disclosures About Market Risk.....     22


Part II

  Item 4  Submission of Matters to a Vote of Security Holders............     23

  Item 6  Exhibits and Reports on Form 8-K...............................     24

  Signature  ............................................................     25

  Exhibit Index..........................................................     26

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

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
Consolidated Balance Sheets
(Dollars In Millions, Except Share Data)

                                                     June 30,       December 31,
                                                       2000             1999
                                                  -------------    -------------
                                                   (Unaudited)

Assets
Current assets
     Cash and cash equivalents                   $          84    $         110
     Trade receivables, net                                311              268
     Inventories                                           341              361
     Other current assets                                  105              118
                                                  -------------    -------------
            Total current assets                           841              857
Property, plant and equipment, net                         967              995
Investment in Equistar                                     791              800
Other assets                                               196              194
Goodwill                                                   397              404
                                                  -------------    -------------
            Total assets                         $       3,192    $       3,250
                                                  =============    =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                               $          34    $          56
     Current maturities of long-term debt                    3               23
     Trade accounts payable                                108              153
     Income taxes payable                                  122               97
     Accrued expenses and other liabilities                171              166
                                                 -------------    -------------
            Total current liabilities                      438              495
Long-term debt                                           1,077            1,023
Deferred income taxes                                       10                -
Other liabilities                                          669              701
                                                 -------------    -------------
            Total liabilities                    $       2,194    $       2,219
                                                 -------------    -------------

Commitments and contingencies (Note 6)

Minority interest                                           20               16
Shareholders' equity
     Preferred stock (par value $0.01 per
       share, authorized 25,000,000 shares;
       none issued and outstanding)                          -                -
     Common stock (par value $0.01 per share,
       authorized 225,000,000 shares; issued
       77,896,586 shares in 2000 and 77,891,586
       in 1999)                                              1                1
     Paid in capital                                     1,335            1,335
     Retained earnings (deficit)                            23             (32)
     Unearned restricted shares                           (28)             (28)
     Cumulative other comprehensive loss                  (84)             (61)
     Treasury stock (at cost, 13,680,999
       and 9,567,263 shares in 2000 and 1999,
       respectively)                                     (281)            (210)
     Deferred compensation                                  12               10
                                                 -------------    -------------
            Total shareholders' equity                     978            1,015
                                                 -------------    -------------
Total liabilities and shareholders' equity       $       3,192    $       3,250
                                                 =============    =============


See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Income
(Dollars In Millions, Except Share Data)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2000             1999            2000              1999
                                                 -----------------------------    -----------------------------
                                                          (Unaudited)                      (Unaudited)

Net sales                                      $        463       $        406      $        886      $        789
Operating costs and expenses
     Cost of products sold                              331                281               635               555
     Depreciation and amortization                       29                 25                56                49
     Selling, development and administrative
       expense                                           50                 55                96               100
                                               ------------       ------------      ------------      ------------
              Operating income                           53                 45                99                85
Interest expense                                       (19)               (18)              (38)              (36)
Interest income                                           -                  1                 1                 2
Equity in earnings of Equistar                           43                  5                57                 -
Other income (expense), net                               2                  1                 5               (2)
                                               ------------       ------------      ------------      ------------
Income before provision for income taxes
   and minority interest                                 79                 34               124                49
Provision for income taxes                             (30)               (16)              (47)              (22)
                                               ------------       ------------      ------------      ------------
Income before minority interest                          49                 18                77                27
Minority interest                                       (1)                (1)               (4)               (1)
                                               ------------       ------------      ------------      ------------
Income from continuing operations                        48                 17                73                26
Income from discontinued operations
   (net of income taxes of $17)                           -                 31                 -                31
                                               ------------       ------------      ------------      ------------
Net income                                     $         48       $         48      $         73      $         57
                                               ============       ============      ============      ============

Income per share from continuing
   operations                                  $       0.75       $       0.24      $       1.12      $       0.36
Income per share from
   discontinued operations                                -               0.45                 -              0.43
                                               ------------       ------------      ------------      ------------
Net income per share - basic                   $       0.75       $       0.69      $       1.12      $       0.79
                                               ------------       ------------      ------------      ------------
Net income per share - diluted                 $       0.74       $       0.68      $       1.11      $       0.79
                                               ------------       ------------      ------------      ------------




See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Cash Flows
(Dollars In Millions)

                                                     Six Months Ended June 30,
                                                      2000              1999
                                                   -----------------------------
                                                            (Unaudited)
Cash flows from operating activities
     Income from continuing operations             $         73     $         26
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                        56               49
        Deferred income tax provision                        10                6
        Restricted stock amortization                         -                5
        Equity in earnings of Equistar                     (57)                -
        Minority interest                                     4                1
        Changes in assets and liabilities
           Increase in trade receivables                   (53)             (24)
           Decrease in inventories                           10                2
           Decrease in other current assets                  11                3
           Increase in investments and other
             assets                                         (3)              (4)
           (Decrease) increase in trade accounts
             payable                                       (41)                5
           Increase (decrease) in accrued expenses
             and other liabilities and income
             taxes payable                                   17             (66)
           Decrease in other liabilities                    (7)             (12)
                                                   ------------     ------------
        Cash provided by (used in) operating
          activities                                         20              (9)
Cash flows from investing activities
     Capital expenditures                                  (52)             (56)
     Distributions from Equistar                             68               37
     Proceeds from syngas transaction                         -              123
     Proceeds from sale of Suburban Propane                   -               75
     Proceeds from sale of fixed assets                       2               14
                                                   ------------     ------------
        Cash provided by investing activities                18              193
Cash flows from financing activities
     Dividends to shareholders                             (18)             (19)
     Repurchase of common stock                            (69)            (159)
     Proceeds from long-term debt                            80               74
     Repayment of long-term debt                           (36)            (134)
     Decrease (increase) in notes payable                  (19)               34
                                                   ------------     ------------
        Cash used in financing activities                  (62)            (204)
Effect of exchange rate changes on cash                     (2)              (4)
                                                   ------------     ------------
Decrease in cash and cash equivalents                      (26)             (24)
Cash and cash equivalents at beginning of year              110              103
                                                   ------------     ------------
Cash and cash equivalents at end of period         $         84     $         79
                                                   ============     ============



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Shareholders' Equity
(In Millions)


                                                                                     Cumulative
                                                                         Unearned       Other
                                   Common Stock    Paid In   Retained   Restricted  Comprehensive  Treasury     Deferred
                                  Shares   Amount  Capital   Earnings     Shares        Loss         Stock    Compensation    Total
                                  ------- -------  --------  ---------  ----------  -------------  ---------  ------------  --------

Balance at December 31, 1999          68  $    1   $  1,335  $    (32)  $     (28)  $        (61)  $   (210)  $         10  $  1,015
Comprehensive income
     Net income                                                     73                                                            73
     Other comprehensive income                                                                                                    -
        Currency translation
          adjustment                                                                         (23)                               (23)
                                 ------- -------  --------  ----------  ---------- --------------  ---------  ------------  --------
Total comprehensive income             -       -         -          73           -           (23)          -             -        50
Amortization and adjustment of
      unearned restricted shares                                                                                                   -
Shares repurchased                   (3)                                                                (71)             2      (69)
Dividend to shareholders                                          (18)                                                          (18)
                                 ------- -------  --------  ----------  ---------- --------------  ---------  ------------  --------
Balance at June 30, 2000
   (unaudited)                        65 $     1  $  1,335  $       23  $     (28) $         (84)  $   (281)  $         12  $    978
                                 ======= =======  ========  ==========  ========== ==============  =========  ============  ========


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

The Company accounts for its interest in Equistar using the equity method. Prior to December 31, 1999, the difference between the carrying value of the Company's interest and its underlying equity in the net assets of Equistar ("goodwill") was amortized over 25 years. In furthering the Company's business strategy to de-emphasize commodity chemicals, the Board of Directors of the Company in December 1999 approved actions to advance the Company's efforts to dispose of its Equistar interest. As a result of the Board's adopting the strategy to dispose of the Equistar interest in the short-term, the Company reduced the carrying amount of its interest at December 31, 1999 (including all of the underlying goodwill) to an estimated fair value of $800. The estimated fair value was determined by evaluating, among other things, the estimated discounted future cash flows of Equistar, current market interest and estimated disposal costs, including income taxes.

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

Reclassifications: Certain prior year balances have been reclassified to conform with the present year presentation.

Revenue Recognition: Revenue is recognized upon shipment of product to the customer or upon usage of the product by the customer in the case of consignment inventories.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 2--Significant Accounting Policies--Continued

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 42% and 47% of consolidated inventories at June 30, 2000 and December 31, 1999, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out
(FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                                  June 30,      December 31,
                                                    2000            1999
                                              --------------   --------------
                                                (Unaudited)

        Inventories

        Finished products                     $          170   $          167
        In-process products                               24               29
        Raw materials                                     97              116
        Other inventories                                 50               49
                                              --------------   --------------
                                              $          341   $          361
                                              ==============   ==============

Inventories valued on a LIFO basis were approximately $32 and $31 less than the amount of such inventories valued at current cost at June 30, 2000 and December 31, 1999, respectively.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Major repairs and improvements incurred in connection with substantial plant overhauls or maintenance turnarounds are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months); other less substantial maintenance and repair costs are expensed as incurred.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at June 30, 2000.

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

Earnings Per Share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                             For Three Months Ended       For Six Months Ended
                                    June 30,                    June 30,
                               2000          1999          2000          1999
                            ------------------------    ------------------------
                                  (Unaudited)                  (Unaudited)

    Basic                   64,303,672    69,798,834    65,254,826    71,788,426
    Options                        197        93,996            22        45,620
    Restricted shares          659,059       588,310       652,636       540,007
                            ----------    ----------    ----------    ----------
    Diluted                 64,962,928    70,481,140    65,907,484    72,374,053
                            ==========    ==========    ==========    ==========


Note 3--Long-Term Debt and Credit Arrangements

                                                   June 30,        December 31,
                                                     2000              1999
                                                 -------------     -------------
                                                  (Unaudited)

Revolving Credit Agreement bearing interest
   at the bank's prime lending rate, or
   at LIBOR or NIBOR plus .275% at the
   option of the Company, plus a Facility
   Fee of .15% to be paid quarterly             $          315    $          261
7% Senior Notes due 2006                                   500               500
7.625% Senior Debentures due 2026                          249               249
Debt payable through 2007 at interest rates
   ranging from 3% to 9%                                    16                36
Less current maturities of long-term debt                  (3)              (23)
                                                 -------------     -------------
                                                $        1,077    $        1,023
                                                 =============     =============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3 - Long-Term Debt and Credit Arrangements -- Continued

Under the Revolving Credit Agreement, as most recently amended on January 12, 2000, certain of the Company's subsidiaries may borrow up to $500 under an unsecured multi-currency revolving credit facility, which matures on July 26, 2001 (the "Credit Agreement"). The Company guarantees borrowings under this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

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

Note 4 - Financial Instruments

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

Note 5 - Related Party Transactions

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


Note 5 - Related Party Transactions - Continued

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

Note 6 - Commitments and Contingencies

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 6 - Commitments and Contingencies - Continued

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $110 and $130 and has accrued $130 as of June 30, 2000. The Company's ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability and the remediation methods and technologies to be used.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7 - Operations by Business Segment

The Company's principal operations are grouped into three business segments: titanium dioxide and related products, acetyls and specialty chemicals.

The following is a summary of the Company's operations by business segment:

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                   2000              1999             2000             1999
                                             -------------------------------     ------------------------------
                                                        (Unaudited)                        (Unaudited)

Net sales
     Titanium dioxide and related products   $         353    $         321      $         676   $         621
     Acetyls                                            80               53                149             102
     Specialty chemicals                                30               32                 61              66
                                             -------------    -------------      -------------   -------------
         Total                               $         463    $         406      $         886   $         789
                                             =============    =============      =============   =============

Operating income
     Titanium dioxide and related products   $          38    $          32      $          70   $          59
     Acetyls                                             9                5                 16               9
     Specialty chemicals                                 6                8                 13              17
                                             -------------    -------------      -------------   -------------
         Total                               $          53    $          45      $          99   $          85
                                             =============    =============      =============   =============

Depreciation and amortization
     Titanium dioxide and related products   $          22    $          18      $          43   $          36
     Acetyls                                             5                5                  9               9
     Specialty chemicals                                 2                2                  4               4
                                             -------------    -------------      -------------   -------------
         Total                               $          29    $          25      $          56   $          49
                                             =============    =============      =============   =============

Capital expenditures
     Titanium dioxide and related products   $          26    $          21      $          44   $          46
     Acetyls                                             1                4                  3               6
     Specialty chemicals                                 2                2                  5               4
                                             -------------    -------------      -------------   -------------
         Total                               $          29    $          27      $          52   $          56
                                             =============    =============      =============   =============


MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 8 - Information on Millennium America Inc.

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

                                              June 30,        December 31,
                                                2000              1999
                                           -------------     -------------
                                            (Unaudited)

Current assets                             $         426     $         430
Investment in Equistar                               791               800
Noncurrent assets                                  1,092             1,122
Receivable from affiliates                           495               519
                                           -------------     -------------
         Total assets                      $       2,804     $       2,871
                                           =============     =============

Current liabilities                        $         289     $         325
Non-current liabilities                            1,665             1,672
Invested capital                                     531               551
Payable to parent and affiliates                     319               323
                                           -------------     -------------
         Total liabilities and invested
         capital                           $       2,804     $       2,871
                                           =============     =============

                             Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                             2000          1999            2000          1999
                         -------------------------     -------------------------
                                 (Unaudited)                   Unaudited)

Net sales                $      278     $      233     $      531     $      457
Operating income                 27             23             56             48
Net income                       36             39             50             47

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9 - Information on Equistar

The following is summarized financial information for Equistar:

                                                  June 30,        December 31,
                                                    2000              1999
                                                ------------     -------------
                                                (Unaudited)

Current assets                                $        1,438    $        1,360
Noncurrent assets                                      5,281             5,376
                                               -------------     -------------
   Total assets                               $        6,719    $        6,736
                                               =============     =============

Current liabilities                           $          768    $          784
Non-current liabilities                                2,307             2,290
Partners' capital                                      3,644             3,662
                                               -------------     -------------
   Total liabilities and partners' capital    $        6,719    $        6,736
                                               =============     =============



                            Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                             2000          1999            2000          1999
                         -------------------------     -------------------------
                                 (Unaudited)                   Unaudited)

Net sales                $     1,859    $     1,210    $     3,666   $     2,311
Operating income                 198             40            297            87
Net income                       152             42            208            49

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


RESULTS OF CONSOLIDATED OPERATIONS

                          Three Months Ended June 30,  Six Months Ended June 30,
                             2000             1999        2000            1999
                          ---------------------------  -------------------------
                                     (In millions, except share data)
                                               (Unaudited)
 Net sales                $    463      $     406      $      886     $      789

 Operating income               53             45              99             85

 Equity in earnings of
   Equistar                     43              5              57              -

 Gain on sale of Suburban
   Propane (net of income
   tax)                          -             31               -             31

 Net income                     48             48              73             57

 Basic earnings per share     0.75           0.69            1.12           0.79

 Diluted earnings per share   0.74           0.68            1.11           0.79


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

During the second quarter of 2000, market conditions improved for all of the Company's businesses except specialty chemicals. Net sales for the quarter increased 14% over the second quarter of 1999 to $463 million. Operating income increased 18% from $45 million in the second quarter of 1999 to $53 million in the second quarter of 2000.

The TiO2 segment accounted for most of the increase in operating income, with higher sales volumes in all regions. The acetyls segment also experienced stronger demand and higher pricing in the vinyl acetate monomer ("VAM") and acetic acid marketplaces. Specialty chemicals profits were lower than the second quarter of 1999 due mainly to lower selling prices quarter-on-quarter. Equity earnings from Equistar improved due to higher ethylene and polyethylene prices, contributing $43 million of income to the second quarter of 2000 compared to $5 million in the second quarter of 1999. These and other factors affecting these performances are detailed below.

The resulting net income of $48 million or $0.75 per share matched that of 1999's second quarter net income of $48 million or $0.69 per share. However, second quarter of 1999 included an after-tax gain on the sale of the Company's remaining interest in Suburban Propane Partners of $31 million or $0.45 per share and an after-tax gain on Equistar's sale of its Colors and Concentrates assets of $6 million or $0.08 per share. Excluding these items, second quarter 1999 net income would have been $11 million or $0.16 per share.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company had operating income of $99 million for the first six months of 2000, an increase of $14 million (16%) over the comparable period of 1999. Net sales increased 12% over the first six months of 1999 to $886 million.

Market conditions have improved in the TiO2 and acetyls businesses over the prior year. The specialty chemicals business, however, has suffered from lower selling prices due mainly to new industry capacity.

Equity earnings from Equistar contributed $57 million of income to the first half of 2000 compared to breakeven for the same period last year due primarily to higher ethylene and polyethylene prices.

Net income of $73 million or $1.12 per share compares to $57 million or $0.79 per share for the first six months of 1999. The 1999 period included an after-tax gain on the sale of the Company's remaining interest in Suburban Propane Partners of $31 million or $0.43 per share and an after-tax gain on Equistar's sale of its colors and concentrates assets of $6 million or $0.08 per share. Excluding these items, net income for the 1999 period would have been $20 million or $0.28 per share.


SEGMENT ANALYSIS

Titanium Dioxide and Related Products

                        Three Months Ended June 30,   Six Months Ended June 30,
                            2000           1999         2000             1999
                       ----------------------------  ---------------------------
                                             (In Millions)
                                              (Unaudited)

Net sales              $        353    $       321   $        676   $        621

Operating income                 38             32             70             59


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Second quarter 2000 operating income of $38 million increased $6 million (19%) from the second quarter of 1999. Net sales of $353 million for the second quarter of 2000 increased $32 million (10%) from the same quarter of 1999.

Overall sales volumes for the second quarter of 2000 were up 12% from the second quarter of 1999 hitting a record high of 174,000 metric tons. All regions experienced strong demand, with the Asian and European markets showing the strongest gains. The Asia/Pacific marketplace has shown continued economic recovery and growth in new business with volumes 39% higher for the quarter versus the second quarter of 1999. Recovery in the European markets resulted in a 4% increase in sales volumes versus the second quarter of 1999. North American volumes increased 5%, however, demand in the coatings market was not as strong as expected.

Second quarter 2000 prices were 1% lower than the comparable 1999 period, partially offsetting the impact of higher sales volumes. Weakened European pricing in U.S. dollar terms is due mainly to the continued strength of the dollar and pound sterling against the Euro. A price increase of 140 Euros per metric ton in Europe was announced to take effect July 1, 2000. Price increases of $0.04 per pound in North America and $100 per metric ton in Asia have also been announced effective July 1, 2000.

The overall plant operating rate for the second quarter of 2000 was 91% of nameplate capacity, the same as the second quarter of 1999. Plant operating rates are expected to remain high as long as strong demand continues.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

TiO2 increased profits by $11 million (19%) compared to the first six months of 1999. Net sales of $676 million increased $55 million (9%) over the comparable period last year.

Sales volumes continue to improve due to strong demand in all market places, mostly in the Asia/Pacific region. Economic recovery and new business growth in this region resulted in sales volumes 31% over the first half of 1999. Volumes into the Middle East have more than tripled over last year, while in North America volumes increased 5%, consistent within GDP growth.

Selling prices have declined 2% which have partially offset higher volumes sold. This decline, despite local currency price increases, has been affected by weakened European pricing in U.S. dollar terms due to the strength of the U.S. dollar vs. the Euro as mentioned above.

The overall plants' operating rate for the first half of 2000 was 93%, a 7 percentage point increase over the 1999 period of 86%.

Acetyls

                        Three Months Ended June 30,   Six Months Ended June 30,
                            2000           1999          2000           1999
                       ----------------------------  ---------------------------
                                             (In Millions)
                                              (Unaudited)

Net sales              $         80    $        53   $        149   $        102

Operating income                  9              5             16              9


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Operating income was $9 million for the second quarter of 2000, an increase of $4 million (80%) from the second quarter of 1999. Net sales of $80 million in the second quarter of 2000 were 51% higher than the second quarter of 1999 due to higher prices and improved overall market conditions.

VAM prices increased 33% in the second quarter of 2000 compared to the second quarter of 1999. Volumes were well above (27%) the second quarter of 1999 as the marketplace has been strong. Higher feedstock costs and continued firm demand have led to a $0.05 per pound increase in North America and a $100 per metric ton increase in Europe and Asia announced for July 1, 2000.

The acetic acid market remains strong. However, volumes were down 18% from the same quarter of 1999 due mainly to an extended plant turnaround at a customer's facility. Selling prices have increased 19% from the second quarter of 1999. A price increase of $0.04 per pound has been announced to take effect July 1, 2000.

Mechanical problems at offshore producers and at the Linde syngas unit kept supplies tight in the methanol market with prices rising during the quarter. Average prices were 58% higher than the second quarter of 1999. High natural gas costs negatively impacted margins, however, offsetting the favorable pricing impact.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

For the first six months of 2000, the acetyls business had operating income of $16 million, an increase of $7 million (78%) from the same period of 1999. Net sales were $149 million compared to $102 million for the first half of 1999.

The VAM market continues to improve due to tight supply and growing demand. Volumes were up 28% over last year and selling prices increased 24% from the first half of 1999. As mentioned above, price increases of $0.05 per pound in North America and $100 per metric ton in Europe and Asia have been announced to take effect July 1. These price increases should be realized as long as the current demand continues.

Demand remains strong in the acetic acid marketplace, particularly in the export market. Despite the strong demand, volumes were up only 1% over last year. This was due mainly to an extended plant turnaround at a customer's facility. Selling prices have increased 13% from the same period last year. Another $0.04 per pound increase has been announced for July 1.

Rising natural gas costs, while helping to support prices in the methanol market, negatively impacted margins. Plant mechanical problems at offshore producers and at the Linde syngas unit kept supplies tight, supporting the rising price trend.


Specialty Chemicals

                        Three Months Ended June 30,   Six Months Ended June 30,
                            2000           1999         2000             1999
                       ----------------------------  ---------------------------
                                             (In Millions)
                                              (Unaudited)

Net sales              $         30    $        32   $         61   $         66

Operating income                  6              8             13             17

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Second  quarter 2000  operating  income of $6 million was $2 million (25%) lower
than  the   second   quarter  of  1999.   Net  sales   were  $2  million   lower
quarter-on-quarter at $30 million.

The decline in profit was driven by lower selling prices as a result of a change in the competitive landscape that occurred during 1999. Sales volumes were 18% higher than the second quarter of 1999 but 7% lower than the previous quarter. The vitamin market remains weak.

Crude sulfate turpentine costs, the principal raw material for specialty chemical products, remain low at $0.88 per gallon for the second quarter of 2000 compared to $1.38 per gallon for the second quarter of 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Operating income for the first six months of 2000 was $13 million, a decrease of $4 million (24%) from the comparable period of 1999. Net sales of $61 million were $5 million (8%) lower than 1999. Although sales volumes were up 16% over the first six months, new industry capacity and competition have caused selling prices to decline over 20%. Demand is good for fragrance and flavor chemicals, while the vitamin market remains flat.

Crude sulphate turpentine costs are at $0.86 per gallon, $0.67 per gallon lower than the same period of 1999.

Equistar

                     Three Months Ended June 30,      Six Months Ended June 30,
                        2000          1999              2000             1999
                     ---------------------------     ---------------------------
                                            (In Millions)
                                             (Unaudited)

Equity earnings      $         43    $        5      $       57    $         -


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company's 29.5% interest in Equistar generated equity earnings of $43 million (after interest) for the second quarter of 2000 compared to $5 million for the second quarter of 1999. On an operating basis, Equistar's income (in total) more than quadrupled from $40 million in the second quarter of 1999 to $198 million in the second quarter of 2000.

Ethylene demand remained strong providing support for price increases realized during the second quarter. However, higher feedstock costs partially offset the margin benefit of ethylene price increases.

The polymers segment was negatively impacted by the increased feedstock costs. With strong fundamental demand supported by high ethylene prices (54% over second quarter 1999), polymer pricing has risen 11% from the first quarter due to implemented increases during the second quarter. However, volumes have been declining. Polymer volumes have decreased 7% from the same quarter 1999 and 11% from the first quarter of 2000.

Feedstock costs remain high with no significant decrease expected in the near future.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company's 29.5% interest in Equistar generated equity earnings of $57 million (after interest) from the first six months of 2000 compared to breakeven for the first six months of 1999. On an operating basis, Equistar's income (in total) increased $210 million from the first half of 1999 to $297 million for the first half of 2000.

As mentioned before, the demand for the ethylene remained strong providing support for price increases. However, in margin terms, higher feedstock costs partially offset these price increases.

The polymers segment was negatively impacted due to the higher feedstock costs (65% over the first half of 1999). However, prices were higher supported by the higher ethylene prices. Volumes declined as customers held back purchases in anticipation of lower prices later this year.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $20 million compared to $9 million used for the six months ended June 30, 1999. The increase was due primarily to a difference in working capital changes.

Cash provided by investing activities was $18 million compared to $193 million provided in the first six months of 1999. The first six months of 2000 reflects $68 million of distributions from Equistar partially offset by $52 million used for capital expenditures. The 1999 period reflects proceeds of $123 million from the syngas transaction, proceeds from the sale of the remaining interest in Suburban Propane of $75 million and distributions from Equistar of $37 million, partially offset by capital expenditures of $56 million.

Cash used in financing activities was $62 million in the first six months of 2000 compared to $204 million in the first six months of 1999. The 2000 period reflects $69 million for the repurchase of shares partially offset by an increase in debt of $25. 1999 reflects a decrease in debt of $26 million and $159 million for the repurchase of shares.

The Company expects to spend approximately $115 million in 2000 for capital expenditures.

The Company's Board of Directors authorized the Company to repurchase up to 3,500,000 shares of its Common Stock. As of June 30, 2000, the Company repurchased 3,500,000 shares as authorized, representing 5% of the shares outstanding at the beginning of the year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion under the caption "Foreign Currency Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this Quarterly Report is incorporated by reference herein.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of stockholders was held May 12, 2000. The stockholders elected three directors nominated for election and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000. The names of the Company's other directors and detailed descriptions of the proposals considered at the meeting are contained in the Company's Proxy Statement, dated April 7, 2000, which is incorporated herein by reference.
                                                    For      Withheld
                                                ----------   --------
1. Election of Directors

         Lord Baker                             57,827,320    540,472
         Martin D. Ginsburg                     57,832,194    535,598
         David J.P. Meachin                     57,839,037    523,755


                                                    For       Against    Abstain
                                                ----------   --------   --------

2. Appointment of PricewaterhouseCoopers LLP    58,192,215    114,173     61,404

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                11.1     Statement re: computation of per share earnings
                27.1     Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MILLENNIUM CHEMICALS INC.



Date: August 14, 2000          ___________________________________
                               John E. Lushefski
                               Senior Vice President and Chief Financial Officer
                                  (as duly authorized officer and principal
                                   financial officer)

                                  EXHIBIT INDEX


11.1     Statement re: computation of per share earnings
27.1     Financial Data Schedule