Form 10-Q
period 2000-09-30
MILLENNIUM CHEMICALS INC
filed 2000-11-13
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                         -------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,178,252 shares of Common Stock, par value $.01 per share, as of October 25, 2000, excluding 13,221,923 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

--------------------------------------------------------------------------------

                            MILLENNIUM CHEMICALS INC.

                                Table of Contents

Part 1

  Item 1  Financial Statements..........................................       3

  Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      16

  Item 3  Quantitative and Qualitative Disclosures About Market Risk....      22


Part II

  Item 6  Exhibits and Reports on Form 8-K..............................      23


  Signature  ...........................................................      24

  Exhibit Index.........................................................      25

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of Millennium Chemicals Inc. (the "Company") and Equistar Chemicals, LP ("Equistar"), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries that serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost reduction targets or to complete construction projects on schedule; and, other unforseen circumstances. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements. The information provided in this Quarterly Report is intended to be accurate as of the date hereof; forward-looking information is intended to reflect opinion as of such date; and, such information is not necessarily updated.

ITEM 1.  FINANCIAL STATEMENTS
MILLENNIUM CHEMICALS INC.
Consolidated Balance Sheets
(Dollars In Millions, Except Share Data)


                                                  September 30,     December 31,
                                                      2000             1999
                                                  -------------    -------------
                                                   (Unaudited)
Assets
Current assets
     Cash and cash equivalents                    $          97    $         110
     Trade receivables, net                                 310              268
     Inventories                                            341              361
     Other current assets                                    96              118
                                                  -------------    -------------
            Total current assets                            844              857
Property, plant and equipment, net                          943              995
Investment in Equistar                                      795              800
Other assets                                                199              194
Goodwill                                                    394              404
                                                  -------------    -------------
            Total assets                          $       3,175    $       3,250
                                                  =============    =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                $          44    $          56
     Current maturities of long-term debt                   381               23
     Trade accounts payable                                 122              153
     Income taxes payable                                     -               97
     Accrued expenses and other liabilities                 171              166
                                                  -------------    -------------
            Total current liabilities                       718              495
Long-term debt                                              762            1,023
Deferred income taxes                                        35                -
Other liabilities                                           659              701
                                                  -------------    -------------
            Total liabilities                             2,174            2,219
                                                  -------------    -------------

Commitments and contingencies (Note 6)

Minority interest                                            21               16
Shareholders' equity
     Preferred stock (par value $0.01 per
       share, authorized 25,000,000 shares;
       none issued and outstanding)                           -                -
     Common stock (par value $0.01 per share,
       authorized 225,000,000 shares; issued
       77,896,586 shares in 2000 and 77,891,586
       in 1999)                                               1                1
     Paid in capital                                      1,318            1,335
     Retained earnings (deficit)                             49             (32)
     Unearned restricted shares                            (15)             (28)
     Cumulative other comprehensive                       (106)             (61)
     Treasury stock (at cost, 13,687,692 and
       9,567,263 shares in 2000 and 1999,
       respectively)                                      (281)            (210)
     Deferred compensation                                   14               10
                                                  -------------    -------------
            Total shareholders' equity                      980            1,015
                                                  -------------    -------------
Total liabilities and shareholders' equity        $       3,175    $       3,250
                                                  =============    =============



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Income
(Dollars In Millions, Except Share Data)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                2000             1999              2000             1999
                                            ------------------------------     -------------------------------
                                                     (Unaudited)                        (Unaudited)

Net sales                                   $        473     $        396      $      1,359      $      1,185
Operating costs and expenses
     Cost of products sold                           335              278               970               833
     Depreciation and amortization                    27               25                83                74
     Selling, development and
       administrative expense                         57               55               153               155
                                            -------------    -------------     -------------     -------------
              Operating income                        54               38               153               123
Interest expense                                    (20)             (18)              (58)              (54)
Interest income                                        1                -                 2                 2
Equity in earnings of Equistar                        16                3                73                 4
Other income, net                                      8               25                13                22
                                            -------------    -------------     -------------     -------------
Income from continuing operations
   before provision for income taxes
   and minority interest                              59               48               183                97
Provision for income taxes                          (23)              (9)              (70)              (31)
                                            -------------    -------------     -------------     -------------
Income from continuing operations
   before minority interest                           36               39               113                66
Minority interest                                    (1)              (1)               (5)               (2)
                                            -------------    -------------     -------------     -------------
Income from continuing operations                     35               38               108                64
Income from discontinued operations
   (net of income taxes of $7 and $(9))                -                7                 -                38
                                            -------------    -------------     -------------     -------------
Net income                                  $         35     $         45      $        108      $        102
                                            =============    =============     =============     =============

Income per share from continuing
   operations                               $       0.56     $       0.57      $       1.68      $       0.91
Income per share from discontinued
   operations                                          -             0.11                 -              0.55
                                            -------------    -------------     -------------     -------------
Net income per share - basic                $       0.56     $       0.68      $       1.68      $       1.46
                                            -------------    -------------     -------------     -------------
Net income per share - diluted              $       0.55     $       0.67      $       1.66      $       1.44
                                            -------------    -------------     -------------     -------------

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Cash Flows
(Dollars In Millions)


                                                         Nine Months Ended
                                                           September 30,
                                                       2000             1999
                                                   -----------------------------
                                                            (Unaudited)
Cash flows from operating activities
     Income from continuing operations             $       108      $        64
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                       83               74
        Deferred income tax provision                       37                1
        Restricted stock amortization                      (4)                5
        Equity in earnings of Equistar                    (73)              (4)
        Minority interest                                    5                2
        Changes in assets and liabilities
           Increase in trade receivables                  (57)             (28)
           Increase in inventories                         (1)             (22)
           Decrease in other current assets                 18                1
           Increase in investments and other
              assets                                       (8)             (23)
           (Decrease) increase in trade accounts
              payable                                     (22)                7
           Increase (decrease) in accrued expense
              and other liabilities and income
              taxes payable                               (99)             (16)
           Decrease in other liabilities                  (24)             (42)
                                                   ------------     ------------
        Cash (used in) provided by operating
           activities                                     (37)               19
Cash flows from investing activities
     Capital expenditures                                 (72)             (79)
     Distributions from Equistar                            83               51
     Proceeds from syngas transaction                        -              123
     Proceeds from sale of Suburban Propane                  -               75
     Proceeds from sale of fixed assets                      2               14
                                                   ------------     ------------
        Cash provided by investing activities               13              184
Cash flows from financing activities
     Dividends to shareholders                            (27)             (29)
     Repurchase of common stock                           (69)            (200)
     Proceeds from long-term debt                          255               54
     Repayment of long-term debt                         (137)             (63)
     (Increase) decrease in notes payable                 (11)               13
                                                   ------------     ------------
        Cash provided by (used in) financing
           activities                                       11            (225)
Effect of exchange rate changes on cash                      -              (3)
                                                   ------------     ------------
Decrease in cash and cash equivalents                     (13)             (25)
Cash and cash equivalents at beginning of year             110              103
                                                   ------------     ------------
Cash and cash equivalents at end of period         $        97      $        78
                                                   ============     ============



See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Shareholders' Equity
(In Millions)



                                                                                    Cumulative
                                                                       Unearned       Other
                                  Common Stock    Paid In   Retained  Restricted  Comprehensive   Treasury     Deferred
                                  Shares  Amount  Capital   Earnings    Shares        Loss          Stock    Compensation    Total
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------

Balance at December 31, 1999          68 $     1  $  1,335  $   (32)  $     (28)  $        (61)  $    (210)  $         10  $   1,015
Comprehensive income
     Net income                                                  108                                                             108
     Other comprehensive income                                                                                                    -
        Currency translation
           adjustment                                                                      (45)                                 (45)
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------
Total comprehensive income             -       -         -       108           -           (45)           -             -         63
Amortization and adjustment of
     unearned restricted shares                       (17)                    13                                                 (4)
Shares repurchased                   (3)                                                               (71)             4       (67)
Dividends to shareholders                                       (27)                                                            (27)
                                 ------- -------  --------  --------  ----------  -------------  ----------  ------------  ---------
Balance at September 30, 2000
     (unaudited)                      65 $     1  $  1,318  $     49  $     (15)  $       (106)  $    (281)  $         14  $     980
                                 ======= =======  ========  ========  ==========  =============  ==========  ============  =========



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

On September 14, 2000 the Company announced that it had not received an acceptable offer for its investment in Equistar and has terminated active marketing of its stake.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 2--Significant Accounting Policies--Continued

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No.101 (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue. In June 2000, the SEC released SAB 101B, which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company will be required to be in conformity with the provisions of SAB 101 in the fourth quarter of 2000. The Company is currently evaluating the implication of SAB 101 and feels the adoption of SAB 101 will not have a significant effect on its financial position, results of operations and cash flows of the Company.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 30% and 37% of consolidated inventories at September 30, 2000 and December 31, 1999, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out
(FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                         September 30,    December 31,
                                             2000             1999
                                         -------------    -------------
                                          (Unaudited)

       Inventories
       Finished products                 $         168    $         167
       In-process products                          23               29
       Raw materials                               103              116
       Other inventories                            47               49
                                         -------------    -------------
                                         $         341    $         361
                                         =============    =============

Inventories valued on a LIFO basis were approximately $35 and $31 less than the amount of such inventories valued at current cost at September 30, 2000 and December 31, 1999, respectively.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at September 30, 2000.

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

Earnings Per Share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                           2000              1999        2000             1999
                        ---------------------------   --------------------------
                                 (Unaudited)                  (Unaudited)

   Basic                  63,244,539    66,715,598      64,584,509    70,097,482
   Options                         -        52,875               -        48,125
   Restricted shares         619,126       682,180         641,226       679,442
                        ------------  ------------    ------------  ------------
   Diluted                63,863,665    67,450,653      65,225,735    70,825,049
                        ============  ============    ============  ============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 3--Income Taxes

During the third quarter of 2000 the Company made a payment to the Internal Revenue Service in the amount of $151. The payment represented settlement of taxes and interest due for the tax years 1986 through 1988. The Company had previously accrued for this settlement.

Note 4--Long-Term Debt and Credit Arrangements

                                                  September 30,    December 31,
                                                       2000            1999
                                                  -------------    -------------
                                                   (Unaudited)

Revolving Credit Agreement bearing interest
   at the bank's prime lending rate, or
   at LIBOR or NIBOR plus .275% at the
   option of the Company, plus a Facility
   Fee of .15% to be paid quarterly                $        378    $        261
7% Senior Notes due 2006                                    500             500
7.625% Senior Debentures due 2026                           249             249
Debt payable through 2007 at interest rates
   ranging from 3% to 9%                                     16              36
Less current maturities of long-term debt                 (381)            (23)
                                                   -------------   -------------
                                                   $        762    $      1,023
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

The Company is currently in discussions with representatives of the Credit Agreement banks regarding the refinancing of the Credit Agreement. The Company expects the Credit Agreement to be refinanced during the first quarter of 2001.

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


Note 5 - Financial Instruments

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

Note 6--Related Party Transactions

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

One of the Company's subsidiaries sells vinyl acetate monomer ("VAM") to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year ("Annual
Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract expires December 31, 2000 and, thereafter, renews annually. Either party may terminate on one year's notice.

One of the Company's subsidiaries and Equistar have entered into various manufacturing and service agreements. These agreements provide the subsidiary with research and development laboratory space, certain utilities and support services, and provide Equistar with certain utilities and support services.

Note 7--Commitments and Contingencies

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

Together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, a former subsidiary of a discontinued operation has been named as a defendant or third party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint. The legal proceedings seek

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7--Commitments and Contingencies - Continued

recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead-based paints. These cases are in various pre-trial stages. The Company is vigorously defending all litigation related to the use of lead. Although liability, if any, that may result is not reasonably capable of estimation, the Company believes that, based on information currently available, the disposition of such claims in the aggregate should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $110 and $125 and has accrued $125 as of September 30, 2000. The Company's ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability and the remediation methods and technologies to be used.

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

The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson and Hanson's shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also agreed that the Company's Board of Directors will be the only medium through which strategic control and policy-making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company's By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation decreases by approximately $84 on each October 1st prior to October 1, 2001, when it will expire.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 7--Commitments and Contingencies - Continued

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

Note 8--Operations by Business Segment

The Company's principal operations are grouped into three business segments: titanium dioxide and related products, acetyls and specialty chemicals.

The following is a summary of the Company's operations by business segment:

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                 2000              1999              2000             1999
                                             -------------------------------     ------------------------------
                                                       (Unaudited)                        (Unaudited)
Net sales
     Titanium dioxide and related products  $           351   $          307   $         1,027   $          928
     Acetyls                                             95               60               244              162
     Specialty chemicals                                 27               29                88               95
                                             --------------    -------------     -------------    -------------
         Total                              $           473   $          396   $         1,359   $        1,185
                                             ==============    =============     =============    =============

Operating income
     Titanium dioxide and related products  $            35   $           26   $           105   $           85
     Acetyls                                             14                7                30               16
     Specialty chemicals                                  5                5                18               22
                                             --------------    -------------     -------------    -------------
         Total                              $            54   $           38   $           153   $          123
                                             ==============    =============     =============    =============

Depreciation and amortization
     Titanium dioxide and related products  $            20   $           18   $            63   $           54
     Acetyls                                              5                5                14               14
     Specialty chemicals                                  2                2                 6                6
                                             --------------    -------------     -------------    -------------
         Total                              $            27   $           25   $            83   $           74
                                             ==============    =============     =============    =============

Capital expenditures
     Titanium dioxide and related products  $            18   $           18   $            62   $           64
     Acetyls                                              1                3                 4                9
     Specialty chemicals                                  1                2                 6                6
                                             --------------    -------------     -------------    -------------
         Total                              $            20   $           23   $            72   $           79
                                             ==============    =============     =============    =============


MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 9-Information on Millennium America Inc.

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

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------     -------------
                                                  (Unaudited)

Current assets                                 $          416   $           430
Investment in Equistar                                    795               800
Noncurrent assets                                       1,089             1,122
Receivable from affiliates                                486               519
                                                 -------------     -------------
    Total assets                               $        2,786   $         2,871
                                                 =============     =============

Current liabilities                            $          194   $           325
Non-current liabilities                                 1,744             1,672
Invested capital                                          526               551
Payable to parent and affiliates                          322               323
                                                 -------------     -------------
    Total liabilities and invested capital     $        2,786   $         2,871
                                                 =============     =============


                          Three Months Ended              Nine Months Ended
                             September 30,                  September 30,
                          2000           1999            2000           1999
                      ---------------------------    ---------------------------
                              (Unaudited)                    (Unaudited)

Net sales             $      282      $      237     $      813     $       694
Operating income              20              20             76              68
Net income                    10              31             60              78

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)


Note 10-Information on Equistar

The following is summarized financial information for Equistar:

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------     -------------
                                                  (Unaudited)

Current assets                                 $        1,408    $        1,360
Noncurrent assets                                       5,259             5,376
                                                 -------------     -------------
    Total assets                               $        6,667    $        6,736
                                                 =============     =============

Current liabilities                            $          721    $          784
Non-current liabilities                                 2,289             2,290
Partners' capital                                       3,657             3,662
                                                 -------------     -------------
    Total liabilities and partners' capital    $        6,667    $        6,736
                                                 =============     =============

                            Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                           2000           1999           2000           1999
                       ---------------------------  ----------------------------
                               (Unaudited)                   (Unaudited)

Net sales              $     1,914    $     1,471   $     5,580     $     3,783
Operating income               110             76           407             163
Net income                      63             35           271              83

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

RESULTS OF CONSOLIDATED OPERATIONS

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2000        1999         2000        1999
                                 ----------  ----------   ----------  ----------
                                        (In millions, except share data)
                                                   (Unaudited)

Net sales                        $     473    $    396    $   1,359   $   1,185

Operating income                        54          38          153         123

Equity in earnings of Equistar          16           3           73           4

Gain on sale of Suburban Propane
   (net of income tax)                   -           7            -          38

Net income                               35         45          108         102

Basic earnings per share               0.56       0.68         1.68        1.46

Diluted earnings per share             0.55       0.67         1.66        1.44


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

During the third quarter of 2000, market conditions improved for all of the Company's businesses except specialty chemicals. Net sales for the quarter increased 19% over the third quarter of 1999 to $473 million. Operating income increased 42% from $38 million in the third quarter of 1999 to $54 million in the third quarter of 2000.

The TiO2 segment accounted for most of the increase in operating income, with higher sales volumes in all regions except Latin America. The acetyls segment also experienced stronger demand and higher pricing in the vinyl acetate monomer ("VAM") and acetic acid marketplaces. Specialty chemicals profits were flat with the third quarter of 1999 due mainly to lower selling prices quarter-on-quarter. Equity earnings from Equistar improved due to higher ethylene and polyethylene prices, contributing $16 million of income to the third quarter of 2000 compared to $3 million in the third quarter of 1999. These and other factors affecting these performances are detailed below.

The resulting net income of $35 million or $0.56 per share was lower than 1999's third quarter net income of $45 million or $0.68 per share. However, the third quarter of 1999 included favorable legacy insurance and litigation settlements and prior year tax adjustments of $23 million or $0.35 per share and an adjustment to the after-tax gain on the sale of the Company's remaining interest in Suburban Propane Partners of $7 million or $0.10 per share. Excluding these items, the third quarter of 1999 net income would have been $15 million or $0.23 per share.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company had operating income of $153 million for the first nine months of 2000, an increase of $30 million (24%) over the comparable period of 1999. Net sales increased 15% over the first nine months of 1999 to $1,359 million.

Market conditions have improved in the TiO2 and acetyls businesses over the prior year. The specialty chemicals business, however, has suffered from lower selling prices due mainly to new industry capacity.

Equity earnings from Equistar contributed $73 million of income to the nine months of 2000 compared to $4 million for the same period last year due primarily to higher ethylene and polyethylene prices.

Net income of $108 million or $1.68 per share compares to $102 million or $1.46 per share for the first nine months of 1999. The 1999 period included an after-tax gain on the sale of the Company's remaining interest in Suburban
Propane Partners of $38 million or $0.55 per share an after-tax gain on Equistar's sale of its colors and concentrates assets of $5 million or $0.07 per share and prior year tax adjustments of $21 million or $0.34 per share. Excluding these items, net income for the 1999 period would have been $38 million or $0.54 per share.

SEGMENT ANALYSIS

Titanium Dioxide and Related Products




                            Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                            2000          1999           2000           1999
                        ------------  ------------   ------------   ------------
                                             (In Millions)
                                              (Unaudited)

Net sales              $        351   $       307    $     1,027    $       928

Operating income                 35            26            105             85


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Third quarter 2000 operating income of $35 million increased $9 million (35%) from the third quarter of 1999. Net sales of $351 million for the third quarter of 2000 increased $44 million (14%) from the same quarter of 1999.

Overall sales volumes for the third quarter of 2000 were up 15% from the third quarter of 1999 to slightly over 172,000 metric tons. All regions, except Latin America, experienced strong demand, with the Asian and European markets showing the strongest gains. The Asia/Pacific marketplace has shown continued economic recovery and growth in new business with volumes 44% higher for the quarter versus the third quarter of 1999. Recovery in the European markets resulted in a 17% increase in sales volumes versus the third quarter of 1999. North American volumes increased 4%.

Third quarter 2000 prices in U.S. dollar terms were flat with the comparable 1999 period. Weakened European pricing in U.S. dollar terms is due mainly to the continued strength of the dollar and pound sterling against the Euro. Price increases implemented on July 1, 2000 were offset by the negative impact of currency translation.

The overall plant operating rate for the third quarter of 2000 was 98.1% of nameplate capacity compared to 92.6% in the third quarter of 1999. Plant operating rates are expected to remain high as demand continues.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The TiO2 and Related Products segment increased profits by $20 million (24%) compared to the first nine months of 1999. Net sales of $1,027 million increased $99 million (11%) over the comparable period last year.

Sales volumes continue to improve due to strong demand in all market places, except Latin America, with the strongest gains in the Asia/Pacific region. Economic recovery and new business growth in this region resulted in sales volumes 35% over the first half of 1999. Volumes into the Middle East have more than tripled over last year, while in North America volumes increased 5%, consistent within GDP growth.

Average selling prices in U.S. dollar terms declined 1% compared to the first nine months of 1999, partially offsetting higher sales volumes. This decline has occurred despite previously announced price increases in local currencies, and results primarily from the strength of the U.S. dollar compared to the Euro as mentioned above.

The overall plants' operating rate for the first nine months of 2000 was 95%, an 7 percentage point increase over the 1999 period of 88.1%.

Acetyls

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2000        1999         2000        1999
                                 ----------  ----------   ----------  ----------
                                                 (In Millions)
                                                  (Unaudited)

Net sales                        $      95   $      60    $     244   $     162

Operating income                        14           7           30          16


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Operating income was $14 million for the third quarter of 2000, an increase of $7 million (100%) from the third quarter of 1999. Net sales of $95 million in the third quarter of 2000 were 58% higher than the third quarter of 1999 due to higher prices and improved overall market conditions.

VAM prices increased 34% in the third quarter of 2000 compared to the third quarter of 1999. Volumes were 30% above the third quarter of 1999 as the marketplace has been strong. Higher feedstock costs and continued firm demand have led to announced price increases of $0.03 per pound in the U.S., $75 per metric ton in Asia and 150DM per metric ton in Europe, to take effect October 1, 2000. Management expects these price increases to be realized if the current demand continues.

The acetic acid market remains strong. However, volumes were down 16% from the same quarter of 1999 due mainly to a major customer not taking its planned volumes in July and September and an outage at the Linde Syngas unit in August. Selling prices have increased 44% from the third quarter of 1999. Price increases have been announced for acetic acid which are similar to those announced for VAM as discussed above.

An outage at the Linde syngas unit in August kept supplies tight in the methanol market with prices rising during the quarter. Average prices were 57% higher than in the third quarter of 1999. High natural gas costs supported higher selling prices during the quarter.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

For the first nine months of 2000, the acetyls business had operating income of $30 million, an increase of $14 million (88%) from the same period of 1999. Net sales were $244 million compared to $162 million for the first nine months of 1999.

The VAM market continues to improve due to tight supply and growing demand. Volumes were up 29% over last year and selling prices increased 28% from the first nine months of 1999.

Demand remains good in the acetic acid marketplace. Despite this, volumes were down 5% from last year. This was due mainly to a major customer not taking its planned volumes in July and September and an outage at the Linde Syngas unit in August. Selling prices have increased 23% from the same period last year.

Rising natural gas costs, while helping to support higher prices in the methanol market, negatively impacted acetyls margins.

Specialty Chemicals

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2000        1999         2000        1999
                                 ----------  ----------   ----------  ----------
                                                  (In Millions)
                                                   (Unaudited)

Net sales                        $      27   $      29    $      88   $      95

Operating income                         5           5           18          22

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Third quarter 2000 operating income of $5 million was equal to the third quarter of 1999. Net sales were $2 million lower quarter-on-quarter at $27 million.

The slight decline in profit was driven by lower selling prices (15%) as a result of changes in the competitive landscape that occurred during 1999. Sales volumes were 7% higher than the third quarter of 1999 but 15% lower than the second quarter of 2000. The vitamin intermediate market remains weak.

Crude sulfate turpentine costs, the principal raw material for specialty chemical products, remain low at $0.83 per gallon for the third quarter of 2000 compared to $1.10 per gallon for the third quarter of 1999.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Operating income for the first nine months of 2000 was $18 million, a decrease of $4 million (18%) from the comparable period of 1999. Net sales of $88 million were $7 million (7%) lower than 1999. Although sales volumes were up 13% over the first nine months, new industry capacity and competition have caused selling prices to decline over 18% compared to the same period of 1999. Demand remains good for fragrance and flavor chemicals, while the vitamin intermediate market remains weak.

Crude sulphate turpentine costs were at $0.85 per gallon for the nine months ended September 30, 2000, $0.55 per gallon lower than the nine months ended September 30, 1999.

Equistar

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2000        1999         2000        1999
                                 ----------  ----------   ----------  ----------
                                                  (In Millions)
                                                   (Unaudited)

Equity earnings                  $      16   $       3    $      73   $       4



Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company's 29.5% interest in Equistar generated equity earnings of $16 million (after interest) for the third quarter of 2000 compared to $3 million for the third quarter of 1999. On an operating basis, Equistar's income (in total) increased $34 million from $76 million in the third quarter of 1999 to $110 million in the third quarter of 2000.

Ethylene prices were 27% higher than in the third quarter of 1999. However, softening demand has caused prices to drop during the quarter, down 3% from the second quarter of 2000.

Feedstock costs have increased 36% from the third quarter of 1999 and 12% from the second quarter of 2000.

Polymers prices were up only 1% over the third quarter of 1999 and down 9% from the second quarter of 2000. Volumes were up 8% from the third quarter of 1999 and up 12% from the second quarter of 2000, due mainly to increased export sales and the lack of a plant turnaround in the second quarter.

Feedstock costs are expected to rise slightly in the fourth quarter.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company's 29.5% interest in Equistar generated equity earnings of $73 million (after interest) from the first nine months of 2000 compared to $4 for the first nine months of 1999. On an operating basis, Equistar's income (in total) increased $244 million from the first nine months of 1999 to $407 million for the first nine months of 2000.

As mentioned before, the demand for ethylene remained strong compared to the first nine months of 1999, providing support for price increases. However, ethylene margins were affected by higher feedstock costs, which partially offset these price increases. Prices are now decreasing due to softening demand in the market.

The polymers segment was negatively impacted due to the higher feedstock costs, which increased 27% compared to the first nine months of 1999. However, prices were higher supported by the higher ethylene prices. Volumes were flat with the first nine months of 1999 in anticipation of lower prices.


FOREIGN CURRENCY MATTERS

The functional currency of each of the Company's non-United States operations is the local currency. The impact of currency translation in consolidating the results of operations and the financial position of such operations is included as a component of comprehensive income in the consolidated statement of changes in shareholders' equity. In addition, the Company buys materials and sells products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions made by the Company's foreign operations. The Company currently uses forward exchange contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. Future events, which may significantly increase or decrease the risk of future movement in any of the currencies in which it conducts business, cannot be predicted.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities in the nine months ended September 30, 2000 was $11 million compared to $19 million provided for the nine months ended September 30, 1999. The decrease was due primarily to a tax settlement of $151 million offset by differences in working capital changes.

Cash provided by investing activities was $13 million compared to $184 million provided in the first nine months of 1999. The first nine months of 2000 reflects $83 million of distributions from Equistar partially offset by $72 million used for capital expenditures. The 1999 period reflects proceeds of $123 million from the syngas transaction, proceeds from the sale of the remaining interest in Suburban Propane of $75 million and distributions from Equistar of $51 million, partially offset by capital expenditures of $79 million.

Cash provided by financing activities was $11 million in the first nine months of 2000 compared to $225 million in the first nine months of 1999. The 2000 period reflects $69 million for the repurchase of shares used offset by an increase in debt of $107 million. 1999 reflects $200 million for the repurchase of shares.

The Company expects to spend approximately $100 million in 2000 for capital expenditures.

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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                11.1     Statement re: computation of per share earnings
                27.1     Financial Data Schedule

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000 and through the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MILLENNIUM CHEMICALS INC.



Date: November ___, 2000       [John E. Lushefski]___________________________
                               John E. Lushefski
                               Senior Vice President and Chief Financial Officer
                                 (as duly authorized officer and principal
                                  financial officer)

                                  EXHIBIT INDEX

11.1          Statement re: computation of per share earnings
27.1          Financial Data Schedule