Form 10-K
period 2000-12-31
MILLENNIUM CHEMICALS INC
filed 2001-03-29
CIK 1018099

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates as of March 23, 2001 (based upon the closing price of $16.22 per common share as quoted on the New York Stock Exchange), is approximately $1,000 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 23, 2001, was 63,450,643 shares, excluding 14,445,943 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to be voted.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K as indicated herein. Portions of the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
  1.   Business....................................................    4
       Development of Business.....................................    4
       Business Segments...........................................    6
       Principal Products..........................................    6
       Millennium Inorganic Chemicals..............................    7
       Millennium Petrochemicals...................................   10
       Millennium Specialty Chemicals..............................   11
       Research & Development......................................   12
       International Exposure......................................   13
       Equity Interest in Equistar.................................   13
       La Porte Methanol Company...................................   17
       Employees...................................................   18
       Environmental Matters.......................................   18
       Patents, Trademarks & Licenses..............................   20
       Executive Officers..........................................   21
  2.   Properties..................................................   22
  3.   Legal Proceedings...........................................   23
  4.   Submission of Matters to a Vote of Security Holders.........   24

                                 PART II
  5.   Market for the Registrant's Common Equity and Related
         Shareholder Matters.......................................   25
  6.   Selected Financial Data.....................................   25
  7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   25
  7A.  Quantitative and Qualitative Disclosures about Market
         Risk......................................................   25
  8.   Financial Statements and Supplementary Data.................   25
  9.   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   25

                                 PART III
 10.   Directors and Executive Officers of the Registrant..........   25
 11.   Executive Compensation......................................   26
 12.   Security Ownership of Certain Beneficial Owners and
         Management................................................   26
 13.   Certain Relationships and Related Transactions..............   26

                                 PART IV
 14.   Exhibits, Financial Statement Schedule and Reports on
         Form 8-K..................................................   26

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the 2000 Annual Report to Shareholders (the 'Annual Report to Shareholders') of Millennium Chemicals Inc. (the 'Company') and in this Annual Report on
Form 10-K, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in the Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K, are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ('Cautionary Statements') include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of the Company and Equistar Chemicals, LP ('Equistar'), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries which serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the

Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost-reduction targets or to complete construction projects on schedule; and, other unforeseen circumstances.

    Some of these Cautionary Statements are discussed in more detail under 'Business' in this Annual Report on Form 10-K and in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Annual Report to Shareholders. Readers are cautioned not to place undue reliance on Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to any Cautionary Statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 1. BUSINESS

    Millennium Chemicals Inc. (the 'Company') is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

    The Company has three principal wholly owned operating subsidiaries:
Millennium Inorganic Chemicals Inc. (collectively, with its non-United States affiliates, 'Millennium Inorganic Chemicals'), Millennium Petrochemicals Inc. ('Millennium Petrochemicals'), and Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals'). The Company also owns a 29.5% interest in Equistar, a joint venture owned by the Company, Lyondell Chemical Company ('Lyondell') and Occidental Petroleum Corporation ('Occidental'). The Company accounts for its interest in Equistar as an equity investment.

    The Company has leading market positions in the United States and the world:

     Millennium Inorganic Chemicals is the second-largest producer of titanium dioxide ('TiO[u]2') in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. Millennium Inorganic Chemicals is also the largest merchant seller of titanium tetrachloride ('TiCl[u]4') in North America and Europe and a major producer of silica gel;

     Millennium Petrochemicals is the second-largest producer of vinyl acetate monomer ('VAM') and acetic acid in North America;

     Millennium Specialty Chemicals is the world's largest producer of terpene-based fragrance and flavor chemicals; and

     Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world. Equistar is the world's third-largest, and North America's second-largest, producer of ethylene. Equistar is also the third largest producer of polyolefins in North America, and a leading producer of propylene, performance polymers, oxygenated chemicals, aromatics and specialty products.

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

    The Company was incorporated in Delaware on April 18, 1996. The Company's office in the United Kingdom is located at Laporte Road, Stallingborough, Grimsby, North East Lincolnshire, DN40 2PR, England. Its telephone number in the United Kingdom is 0345-662663. The Company's principal executive offices in the United States are located at 230 Half Mile Road, P.O. Box 7015, Red Bank, NJ 07701-7015. Its telephone number in the United States is (732) 933-5000 and its fax number is 732-933-5240. Its website is: http://www.millenniumchem.com.

    Recent Developments. On March 23, 2001, the Company announced that it would restructure its operating businesses into two business units, the 'Growth and Development' unit and the 'Operational Excellence' unit. Growth and Development will be focused on identifying, developing and managing businesses believed by the Company's management to have growth potential and operating margins exceeding chemical industry averages. The Growth and Development unit will include the Company's Fragrance and Flavor Chemicals segment and the Millennium Performance Chemicals business unit. The Operational Excellence unit will be managed to focus on steady cash flow and disciplined growth, and will include the Company's Acetyls segment and its high-volume TiO[u]2 business, as well as the Company's interest in Equistar. In connection with this restructuring, the Company announced that it would realign its Operations Committee and management structure, close its office in Cincinnati, Ohio and take a one-time charge of approximately $10 million in the first half of 2001. Annual cost savings associated with these steps are expected to exceed that amount.

                            DEVELOPMENT OF BUSINESS

    The Company has been an independent, publicly owned company since its demerger (i.e., spin-off) on October 1, 1996 (the 'Demerger') from Hanson PLC ('Hanson'). In connection with the Demerger,

Hanson transferred its chemical operations to the Company and the Company issued to Hanson's shareholders all of the Company's then-outstanding common stock, par value $0.01 per share (the 'Common Stock').

    On December 1, 1997, the Company contributed to Equistar substantially all of the net assets comprising its former polyethylene, alcohol and related products business segment, which had been owned by Millennium Petrochemicals. In exchange, the Company received a 43% interest in Equistar, Equistar repaid $750 million of debt due to the Company from its contributed businesses, the Company retained $250 million of certain accounts receivable and Equistar assumed certain liabilities from the Company. A subsidiary of the Company guarantees $750 million of Equistar's bank debt. The Company used the $750 million received from Equistar, together with collected proceeds of the retained accounts receivable, to repay debt under its revolving credit facility. Lyondell contributed to Equistar substantially all of the assets comprising its petrochemical and polymer business segments, as well as a $345 million note. In exchange, Lyondell received a 57% interest in Equistar, and Equistar assumed $745 million of Lyondell's debt and certain liabilities from Lyondell. On
May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemical subsidiary. Occidental contributed substantially all of the net assets of these businesses (including approximately $205 million of related debt) to Equistar. In exchange, Equistar borrowed an additional $500 million, $420 million of which was distributed to Occidental and $75 million of which was distributed to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. Equistar is governed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require the consent of the representatives of the three partners may be made by Lyondell's representatives alone.

    On December 31, 1997, the Company completed the purchase of the shares of Rhone-Poulenc Chimie S.A.'s Thann et Mulhouse TiO[u]2 and related intermediate and specialty chemical operations in France for $185 million, including assumed debt. The operations in France provide capacity to produce approximately 125,000 metric tons per year of TiO[u]2.

    On July 1, 1998, the Company completed the acquisition of 99% of the voting shares and 72% of the outstanding shares of Titanio do Brazil S.A. 'Tibras'), Brazil's only integrated TiO[u]2 producer, for $129 million, including assumed debt. The two operations comprising Tibras included a plant which has the capacity to produce approximately 60,000 metric tons per year of TiO[u]2 and a mineral sands mine with over two million metric tons of recoverable reserves.

    On January 18, 1999, the Company completed certain transactions with Linde AG ('Linde') relating to the Company's synthesis gas ('syngas') unit in La Porte, Texas and a 15% interest in its methanol business, whereby the Company received $123 million in cash. Linde operates the syngas unit under a lease with a purchase option. The Company has the right to require Linde to purchase the syngas unit under certain circumstances. In addition, Linde holds a 15% interest in the La Porte Methanol Company and operates the La Porte Methanol Company's methanol plant. Linde has the obligation to purchase an additional 5% interest in the La Porte Methanol Company upon the occurrence of certain events.

    On May 26, 1999, the Company sold its 26.4% combined subordinated and general partnership interests in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively, 'Suburban Propane') to Suburban Propane and its management for $75 million in cash.

    In 1999, the Company repurchased approximately 8.9 million shares of Common Stock under a $200 million share repurchase program. In 2000, the Company repurchased an additional 3.5 million shares for $65 million, reducing the total outstanding shares by approximately 16% as a result of the two programs.

    On February 1, 2000, Millennium Inorganic Chemicals completed the acquisition of Hanwha Advanced Ceramics of South Korea, a company located near Perth, Western Australia that produces a broad range of zirconia products that complement Millennium Inorganic Chemicals' current manufacturing operations in Thann, Alsace, France.

    On May 26, 2000, Millennium Petrochemicals executed a long-term agreement with E.I. du Pont de Nemours and Company ('DuPont') to toll acetic acid produced at Millennium Petrochemicals' La Porte, Texas plant through DuPont's nearby VAM plant, thereby acquiring all the current VAM production at DuPont's plant not utilized internally by DuPont. The tolling commenced January 1, 2001. As a result, Millennium Petrochemicals' total annual VAM sales are expected to exceed one billion pounds per year, increasing its share of the global VAM market from approximately 8% to approximately 11%.

    In this Annual Report on Form 10-K: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires; (ii) references to the activities of, and financial information with respect to, the Company prior to October 1, 1996 are to the historical activities and combined historical financial information of the businesses that were transferred to the Company by Hanson in connection with the Demerger;
(iii) references to 'tpa' are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds); and, (iv) references to the Company's and Equistar's annual rated, processing or production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                               BUSINESS SEGMENTS

    The Company's principal operations are grouped into three business segments:
'Titanium Dioxide and Related Products,' which are produced by Millennium Inorganic Chemicals; 'Acetyls,' which are produced by Millennium Petrochemicals; and, Fragrance and Flavor Chemicals, which are produced by Millennium Specialty Chemicals. See Note 12 of the Company's Consolidated Financial Statements included in the Annual Report to Shareholders for financial information about the Company's business segments; such information is incorporated herein by reference.

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

                               PRINCIPAL PRODUCTS

    The following is a description of the principal products of the Company's consolidated subsidiaries:

                   PRODUCT                                             USES
                   -------                                             ----
Titanium dioxide and related products:
    Titanium dioxide ('TiO[u]2').............  A white pigment used to provide whiteness, brightness and opacity in coatings and paints, plastics, paper
                                               and rubber.
    Titanium tetrachloride ('TiCl[u]4')......  An intermediate product used in making TiO[u]2, catalysts, specialty pigments and surface treatments
                                               for glass. TiCl4 is also the raw material used to
                                               make titanium metal, which in turn is used to make a
                                               wide variety of products, including eyeglass frames,
                                               aerospace parts and golf clubs.
    Zirconium-based compounds................  Chemicals used in coloring for ceramics, in pigment surface treatment and to enhance optics.
    Specialty TiO[u]2........................  Micro-pure and ultra-fine products used in environmental, optical, electronic and ultra-violet
                                               absorption applications.
    Silica gel...............................  Inorganic product used to reduce gloss and control flow in coatings. Also used to stabilize and extend
                                               the shelf life of beer, plastic films, powdered food
                                               products and pharmaceuticals.

                                                  (table continued on next page)

(table continued from previous page)

                   PRODUCT                                             USES
                   -------                                             ----
Acetyls:
    Vinyl acetate monomer ('VAM')............  A petrochemical product used to produce adhesives, water-based paints, textile coatings, paper coatings
                                               and a variety of polymer products.
    Acetic acid..............................  An intermediate used to produce VAM, terephthalic acid (used to produce polyester for textiles and
                                               plastic bottles) and industrial solvents.
    Methanol.................................  A feedstock used to produce acetic acid; methyl tertiary butyl ether ('MTBE'), a gasoline additive;
                                               and, formaldehyde. The Company is a producer of
                                               methanol through its 85% interest in La Porte
                                               Methanol Company.
Fragrance and flavor chemicals:
    Terpene fragrance chemicals..............  Individual components that are blended to make fragrances used in detergents, soaps, perfumes,
                                               personal care items and household goods.
    Terpene flavor chemicals.................  Individual components that are blended to impart or enhance flavors used in toothpaste, chewing gum and
                                               other consumer products.

    For a description of Equistar's principal products, see 'Equity Interest in Equistar,' below.

                         MILLENNIUM INORGANIC CHEMICALS

TITANIUM DIOXIDE

    Millennium Inorganic Chemicals is the second-largest producer of TiO[u]2 in the world, based on reported production capacities. TiO[u]2 is a white pigment used for imparting whiteness, brightness and opacity in a wide range of products, including paints and coatings, plastics, paper and elastomers.

    The following table sets forth Millennium Inorganic Chemicals' annual production capacity, as of the date of this report, using the chloride process and the sulfate process discussed below, and the approximate percentage of its total production capacity represented by each such process.

              MILLENNIUM INORGANIC CHEMICALS' RATED TIO2 CAPACITY
                            (METRIC TONS PER ANNUM)

PROCESS                                                CAPACITY
-------                                                --------
Chloride.............................................   483,000     68%
Sulfate..............................................   229,000     32%
                                                        -------    ---
        Total........................................   712,000    100%

    TiO[u]2 is produced in two crystalline forms: rutile and anatase. Rutile TiO[u]2 is a more tightly packed crystal that has a higher refractive index than anatase TiO[u]2 and, therefore, better opacification and tinting strength in many applications. Some rutile TiO[u]2 products also provide better resistance to the harmful effects of weather. Rutile TiO[u]2 is the preferred form for use in coatings, ink and plastics. Anatase TiO[u]2 has a bluer undertone and is less abrasive than rutile TiO[u]2. It is often preferred for use in paper, ceramics, rubber and man-made fibers.

    TiO[u]2 producers process titaniferous ores to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO[u]2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The chloride process is a high temperature process in which chlorine is used to extract TiO[u]2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO[u]2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

    Due to customer preferences, as well as economic and environmental factors, the industry's worldwide chloride-process capacity has increased significantly relative to sulfate-process capacity during the last 25 years and currently represents just over half of total industry capacity. Millennium Inorganic Chemicals is the world's second-largest producer of TiO[u]2 by the chloride production process.

    Millennium Inorganic Chemicals' TiO[u]2 plants are located in the four major world markets for TiO[u]2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of two in Baltimore, Maryland and two in Ashtabula, Ohio, have aggregate production capacities of 248,000 tpa using the chloride process and 44,000 tpa using the sulfate process. The plant in Salvador, Bahia, Brazil has a capacity to produce approximately 60,000 tpa using the sulfate process. Millennium Inorganic Chemicals also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 100,000 tpa of titanium ores, which are generally consumed in the Salvador TiO[u]2 plant, and 16,000 tpa of zircon, which is sold to third parties. Millennium Inorganic Chemicals' Stallingborough, United Kingdom, plant has chloride-process production capacity of 150,000 tpa. The plants in France at Le Havre, Normandy and Thann, Alsace have sulfate-process capacities of 95,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 85,000 tpa.

    Millennium Inorganic Chemicals' TiO[u]2 plants operated at an average of 93% of installed capacity during 2000, 88% of installed capacity during 1999 and 93% during 1998. The decline in the operating rate in 1999 compared to 1998 was due to planned and unplanned production shutdowns at certain facilities. Planned cutbacks in production were made early during 1999 in response to seasonal slowness in demand and price competition in Europe. In addition, the Company shut down the Stallingborough, United Kingdom plant during the fall of 1998 to complete a significant expansion of capacity and a new technology introduction at the facility, and the Company experienced operational difficulties during 1999 in connection therewith. The increased operating rate in 2000 compared to 1999 was due to the resolution of most of the startup issues at the Stallingborough plant and to improved operating performance during the year at most other plants.

    Titanium-bearing ores used in the TiO[u]2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat these natural ores to extract iron and other minerals and produce slags or synthetic rutiles with higher TiO[u]2 concentrations, resulting in lower rates of waste by-products during the TiO[u]2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO[u]2 production plants, usually located near port facilities. Millennium Inorganic Chemicals obtains ores from a number of suppliers in South Africa, Australia, Canada and Norway, generally pursuant to one- to three-year supply contracts. At the present time, the market for chloride-process feedstock is beginning to loosen due to additional new synthetic titanium ore capacity. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 81% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium Inorganic Chemicals in 2000.

    Other major raw materials used in the production of TiO[u]2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen and nitrogen. In addition, natural gas and electricity are used as energy sources. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For Millennium Inorganic Chemicals' Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement.

    Millennium Inorganic Chemicals has experienced tightness in various raw material and energy markets, including sulfate-process feedstock, caustic soda and natural gas, but not to an extent requiring curtailed production. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. A number of Millennium Inorganic Chemicals' raw materials, in addition to ore, are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium Inorganic Chemicals could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

    Of the total 659,000 metric tons of TiO[u]2 sold by Millennium Inorganic Chemicals in 2000, approximately 61% was sold to customers in the paint and coatings industry, approximately 20% to customers in the plastics industry, approximately 16% to customers in the paper industry and approximately 3% to other customers. Millennium Inorganic Chemicals' ten largest customers accounted for approximately 25% of its TiO[u]2 sales in 2000. Millennium Inorganic Chemicals experiences some seasonality in its sales because its customers' sales of paints and coatings are greatest in the spring and summer months. TiO[u]2 is sold either directly by Millennium Inorganic Chemicals to its customers or, to a lesser extent, through agents or distributors. TiO[u]2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

    The global markets in which the Company's TiO[u]2 business operates are all highly competitive. Millennium Inorganic Chemicals competes primarily on the basis of price, product quality and service. Certain of Millennium Inorganic Chemicals' competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO[u]2. Millennium Inorganic Chemicals is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. Millennium Inorganic Chemicals' major competitors are DuPont; Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ('Kerr-McGee Chemicals'), a unit of Kerr-McGee Corporation; Huntsman Tioxide ('Huntsman'), a unit of Huntsman Corporation; and, Kronos, Inc.('Kronos'), a unit of NL Industries Inc. DuPont, Millennium Inorganic Chemicals, Kerr-McGee Chemicals, Huntsman and Kronos, collectively, account for approximately three-quarters of the world's production capacity.

    TiO[u]2 competes with other whitening agents, which are generally less effective but less expensive. Paper manufacturers have, in recent years, developed alternative technologies, which reduce the amount of TiO[u]2 used in paper.

    New plant capacity additions in the TiO[u]2 industry are slow to develop because of the substantial capital expenditure and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity.

MILLENNIUM PERFORMANCE CHEMICALS

    Millennium Inorganic Chemicals produces a number of specialty and performance products that are marketed through its Performance Chemicals business unit. During 2000, the silica gel and cadmium-based pigment products, formerly part of Millennium Specialty Chemicals, were added to the Millennium Performance Chemicals business unit.

    Titanium Tetrachloride: Millennium Performance Chemicals is the largest merchant seller of TiCl[u]4 in North America and Europe. It produces TiCl[u]4 at its Ashtabula, Ohio and Thann, Alsace, France plants. TiCl[u]4 is distributed by rail and truck as anhydrous TiCl[u]4 and as an aqueous solution, titanium oxychloride. These products are sold into a wide variety of markets, including the titanium metal, pharmaceutical, catalyst, pearlescent pigment and surface treatment markets. The principal competitors in the TiCl[u]4 market are Toho Titanium Co. and Kronos.

    Zirconium-based Compounds and Chemicals: A wide range of zirconium products is produced at the Rockingham, Western Australia and Thann, Alsace, France plants. These products are sold globally into the electronics, ceramics, catalyst, glass and colored pigments markets. In addition, Millennium Performance Chemicals sells zirconium dioxide internally to Millennium Inorganic Chemicals and to other TiO[u]2 producers to enhance the durability and treat the surfaces of various TiO[u]2 products. The principal competitors in this market are Daiichi Kigenso Kagakukgyo Co., Ltd. and MEL Chemicals, a subsidiary of Luxfer
Holdings, PLC.

    Specialty TiO[u]2 Products: Specialty TiO[u]2 products are produced at the Thann facility in Alsace, France. These non-pigmentary products of less than 150 nanometres in size are produced and sold for their physicochemical characteristics in various applications. Millennium Performance Chemicals is a major supplier of ultrafine TiO[u]2 used to remove nitrogen oxides from power plant emissions and to remove sulfur in diesel engine exhaust. The principal competitors in the specialty TiO[u]2 products market are Ishihara Sangyo Kaisha, Ltd., Kerr-McGee Chemicals and Tayca Corporation.

    Silica Gel: Millennium Performance Chemicals produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's fine-particle silica is used in coatings as a flatting or matting (gloss reduction) agent and in food and pharmaceutical applications. Other grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica is distributed in dry form in palletized bags by truck and ocean carrier. The principal competitors in the silica gel business are W.R. Grace & Co., PQ Corporation and Ineos Silicas Americas LLC.

    Cadmium-based Pigments: Millennium Performance Chemicals manufactures a line of cadmium-selenium based colored pigments at the St. Helena, Maryland plant and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, Millennium Performance Chemicals has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums, by truck and by ocean carrier. The principal competitors in the cadmium pigments business include Johnson Mathey plc and James M. Brown Limited.

                           MILLENNIUM PETROCHEMICALS

    The following table sets forth information concerning the annual production capacity, as of the date of this report, of Millennium Petrochemicals' principal products:

                   MILLENNIUM PETROCHEMICALS' RATED CAPACITY
                         (MILLIONS OF POUNDS PER ANNUM)

                      PRODUCT                        CAPACITY
                      -------                        --------
Acetic Acid........................................   1,000
Vinyl Acetate Monomer..............................     850

    In addition, Millennium Petrochemicals owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see 'La Porte Methanol Company,' below.

ACETIC ACID

    Millennium Petrochemicals is the second-largest producer of acetic acid in North America and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas and has an annual production capacity as of December 31, 2000 of one billion pounds. In 2000, Millennium Petrochemicals used approximately 60% of its acetic acid production internally to produce VAM at La Porte. The process used by Millennium Petrochemicals to produce acetic acid is proprietary to the Company.

    The principal starting feedstocks for the production of acetic acid are carbon monoxide and methanol. Millennium Petrochemicals purchases all of its carbon monoxide from Linde pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the syngas plant leased by Linde from Millennium Petrochemicals pursuant to a lease that commenced on January 18, 1999. La Porte Methanol Company, 85% owned by the Company, supplies all of Millennium Petrochemical's requirements for methanol. (See 'La Porte Methanol Company,' below.)

    Acetic acid not consumed internally by Millennium Petrochemicals is sold predominantly under contract. These contracts range in term from one to six years. Export sales constituted approximately 25% of total acetic acid sales in 2000. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck.

    Millennium Petrochemicals' principal competitors in the acetic acid business are Celanese AG ('Celanese'); BP Amoco p.l.c. ('BP'); Kyodo Sakusan, Acetex Chemie S.A., a subsidiary of Acetex Corporation ('Acetex'), and Eastman Chemical Corp.

VINYL ACETATE MONOMER

    Millennium Petrochemicals is the second-largest producer of VAM in North America and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located at La Porte, Texas and has an annual production capacity of 850 million pounds as of December 31, 2000. The process used by Millennium Petrochemicals to produce VAM is proprietary to the Company.

    The principal feedstocks for the production of VAM are acetic acid and ethylene. Millennium Petrochemicals supplies its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

    On May 26, 2000, Millennium Petrochemicals executed a long-term agreement with DuPont to toll acetic acid produced at Millennium Petrochemicals' La Porte, Texas plant through DuPont's nearby VAM plant, thereby acquiring all the current VAM production at DuPont's plant not utilized internally by DuPont. The tolling fee is based on the market price of ethylene, plus a processing charge. The term of the agreement is from January 1, 2001 to December 31, 2006, and thereafter from year to year. As a result, Millennium Petrochemicals' total annual VAM sales are expected to exceed one billion pounds per year, increasing its share of the global VAM market from approximately 8% to approximately 11%.

    Millennium Petrochemicals sells VAM under contracts that range from one to eight years, as well as on a spot basis. Millennium Petrochemicals also sells VAM to Equistar pursuant to a long-term contract at a formula-based price. The majority of sales are completed under contract. Millennium Petrochemicals ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. Export sales represented approximately 40% of Millennium Petrochemical's total VAM sales in 2000. Millennium Petrochemicals has bulk storage arrangements for VAM in the Netherlands, the United Kingdom, Italy, Turkey, South Africa, Indonesia, Malaysia and Korea, to better serve its customers' requirements in those regions.

    Millennium Petrochemicals' principal competitors in the VAM business are Celanese, BP, Union Carbide Corporation, Acetex and Dairen Chemical Corporation.

                         MILLENNIUM SPECIALTY CHEMICALS

FRAGRANCE AND FLAVOR CHEMICALS

    Millennium Specialty Chemicals is one of the world's leading producers of chemicals derived from crude sulfate turpentine ('CST'), and is the largest purchaser and distiller of CST in the world. Millennium Specialty Chemicals' primary turpentine-based products are intermediate fragrance chemicals, such as linalool and geraniol, which are used in fragrance compounds and also provide the starting point for the production of a number of other fragrance ingredients. In addition, Millennium Specialty Chemicals supplies chemicals for use as flavors, as vitamin intermediates and in a number of other industrial applications.

    Millennium Specialty Chemicals operates manufacturing facilities for its fragrance chemicals in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of turpentine into alpha- and beta-pinene, sophisticated equipment to further upgrade fragrance chemical products, as well as manufacturing facilities for synthetic pine oil, anethole, WS-3 and a number of other fragrance and flavor chemicals. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST utilizing a proprietary and, the Company believes, unique technology. The Company believes that this technology provides Millennium Specialty Chemicals with a significant advantage in raw material availability. The Company's technology also has significant environmental advantages. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance chemicals, including citral, citronellol and pseudoionone. In addition, Millennium Specialty Chemicals operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over five million pounds.

    CST, which is Millennium Specialty Chemicals' key raw material for producing fragrance chemicals, is a by-product of the kraft process of papermaking. Millennium Specialty Chemicals purchases CST from approximately 50 pulp mills in North America. Additionally, Millennium Specialty Chemicals purchases quantities of both CST and gum turpentine or its derivatives from Asia, Europe and South America, as business conditions dictate.

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

    Fragrance chemicals are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. Millennium Specialty Chemicals sells directly worldwide to major soap, detergent and fabric conditioner manufacturers and fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 80% of Millennium Specialty Chemicals' 2000 terpene fragrance chemical sales were to the fragrance chemicals market, with additional sales to the pine oil cleaner and disinfectant markets. Approximately 60% of Millennium Specialty Chemicals' 2000 terpene fragrance chemical sales were made outside the United States to approximately
50 different countries. Sales are made primarily through Millennium Specialty Chemicals' direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

    The markets in which Millennium Specialty Chemicals' terpene fragrance business competes are highly competitive. Millennium Specialty Chemicals competes primarily on the basis of quality, service and the ability to conform its products to the technical and qualitative requirements of its customers. Millennium Specialty Chemicals works closely with many of its customers in developing products to satisfy their specific requirements. Millennium Specialty Chemicals' supply agreements with customers are typically short-term in duration (up to one year). Therefore, its business is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of Millennium Specialty Chemicals' fragrance chemicals is used, which may affect demand for such fragrance chemicals. Millennium Specialty Chemicals' ten largest terpene chemical customers accounted for approximately 55% of its total sales in 2000. Millennium Specialty Chemicals' major competitors are BASF AG, Givaudan S.A., Kuraray Co. LTD and International Flavors & Fragrances Inc.

                            RESEARCH AND DEVELOPMENT

    The Company's expenditures for research and development totaled $26 million, $26 million and $21 million in 2000, 1999 and 1998, respectively. Research and development expenditures at Millennium Inorganic Chemicals increased by approximately $5 million from 1998 to 1999 due to its strategic initiative to increase its focus on new product development and process technology.

    Millennium Inorganic Chemicals has research facilities in Baltimore, Maryland; Stallingborough, United Kingdom; and, Bunbury, Western Australia. Millennium Specialty Chemicals has research facilities in Jacksonville, Florida. Millennium Petrochemicals leases laboratory space from Equistar in

Cincinnati, Ohio. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             INTERNATIONAL EXPOSURE

    The Company generates revenue from export sales (i.e., sales outside the United States by domestic operations), as well as revenue from the Company's operations conducted outside the United States. Export sales, which are made to approximately 90 countries, amounted to approximately 11%, 9% and 10% of total revenues in 2000, 1999 and 1998, respectively. Revenue from non-United States operations amounted to approximately 40%, 42% and 38% of total revenues in 2000, 1999 and 1998, respectively, principally reflecting the operations of Millennium Inorganic Chemicals in Europe, Western Australia and Brazil. Identifiable assets of the non-United States operations represented 29% of total identifiable assets at both December 31, 2000 and 1999, principally reflecting the assets of these operations. In addition, the Company obtains a portion of its principal raw materials from sources outside the United States. Millennium Inorganic Chemicals obtains ores used in the production of TiO[u]2 from South Africa, Australia, Canada and Norway under contracts with a number of suppliers. Millennium Specialty Chemicals obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia and other Asian countries, Europe and South America.

    The Company's export sales and its non-United States manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad will increase as the Company expands its worldwide operations. From time to time, the Company utilizes derivative instruments to hedge the impact of currency fluctuations on its purchases and sales.

    The functional currency of each of the Company's non-United States operations (principally, the operations of Millennium Inorganic Chemicals in the United Kingdom, France, Brazil and Australia) is the local currency. As a result of translating the functional currency financial statements of all its foreign subsidiaries into United States dollars, consolidated shareholders' equity decreased approximately $46 million in both 2000 and 1999. Future events, which may significantly increase or decrease the risk of future movement in foreign currencies in which the Company conducts business, cannot be predicted.

    In addition, the Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. The Company hedges certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Foreign currency losses on unhedged transactions aggregated $4 million in 2000, $13 million in 1999 and $4 million in 1998.

                          EQUITY INTEREST IN EQUISTAR

    Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world with total 2000 revenues of $7.5 billion and assets of $6.6 billion at the end of 2000. Equistar is currently the world's third-largest, and North America's second-largest, producer of ethylene. Ethylene is the world's most widely used petrochemical. Equistar currently is also the third-largest producer of polyolefins in North America, and a leading producer of propylene, polypropylene, performance polymers, oxygenated products, aromatics and specialty products.

    Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former polyethylene, alcohol and related products segment to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemicals subsidiary. In December 1999, to further the Company's business strategy to de-emphasize commodity chemicals, the Company's Board of Directors approved actions to advance efforts to dispose of the Company's interest in Equistar. On September 14, 2000, the Company announced that it had not received an acceptable offer for its Equistar interest and that it had terminated active marketing of its stake.

    Equistar's petrochemicals business unit manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene and propylene oxide. Equistar's oxygenated products include ethylene oxide, ethylene glycol, ethanol and MTBE. Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar's aromatics are benzene and toluene.

    Equistar's polymers business unit manufactures and markets polyolefins, including high density polyethylene, low density polyethylene, linear low density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, grocery and trash bags, housewares, toys and lightweight high-strength plastic bottles and containers for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including carpets, upholstery, housewares, automotive components, rigid packaging and plastic caps and other closures. Equistar's performance polymers include enhanced grades of polyethylene, such as wire and cable insulating resins; polymeric powders; polymers for adhesives, sealants and coatings; reactive polyolefins; and, liquid polyolefins.

EQUISTAR'S PETROCHEMICAL BUSINESS UNIT

    Equistar produces petrochemicals at twelve facilities located in six states. Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefin plants use petroleum liquids, including naphtha, condensates and gas oils (collectively, 'Petroleum Liquids'), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, 'NGLs'). The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil, piperylenes and hydrogen. Olefin plants with the flexibility to consume a wide range of raw materials generally are able to maintain higher profitability during periods of changing energy and petrochemical prices than olefin plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. Equistar's Channelview and Corpus Christi, Texas facilities can process 100% and 70% Petroleum Liquids, respectively, or up to 80% and 70% NGLs, respectively, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

    Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and, La Porte, Texas plants are designed to use primarily NGLs, which primarily produce ethylene with some co-products, such as propylene. Equistar's La Porte, Texas facility can process heavier NGLs such as butane and natural gasoline. A comprehensive pipeline system connects Equistar's Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically from a wide variety of sources. The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangements. Equistar obtains a portion of its olefin raw material requirements from LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ('LCR'), at market-related prices. Raw materials are shipped via vessel and pipeline.

    Equistar produces ethylene oxide and derivatives thereof, including ethylene glycol, at facilities located at Pasadena, Texas and through a joint venture located in Beaumont, Texas that is 50% owned by Equistar and 50% owned by DuPont. Equistar produces synthetic ethanol at Tuscola, Illinois and denatures ethanol at facilities in Newark, New Jersey, and Anaheim, California.

    The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product.

                          PRODUCT                                     ANNUAL CAPACITY
                          -------                                     ---------------
Olefins:
    Ethylene...............................................  11.6 billion pounds
    Propylene..............................................  5.0 billion pounds(a)
    Butadiene..............................................  1.2 billion pounds

Oxygenated Products:
    Ethylene oxide.........................................  1.1 billion pounds
    Ethylene glycol........................................  1 billion pounds
    Ethylene oxide derivatives.............................  225 million pounds
    MTBE...................................................  284 million gallons(b)
    Ethanol................................................  50 million gallons

Aromatics:
    Benzene................................................  310 million gallons
    Toluene................................................  66 million gallons

Specialty Products:
    Dicyclopentadiene......................................  130 million pounds
    Isoprene...............................................  145 million pounds
    Resin oil..............................................  150 million pounds
    Piperylenes............................................  100 million pounds
    Hydrogen...............................................  44 billion cubic feet
    Alkylate...............................................  337 million gallons(c)
    Diethyl ether..........................................  5 million gallons

---------

 (a) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview, Texas facility, which can convert ethylene and other light petrochemicals into propylene. This facility has a current annual processing capacity of one billion pounds per year of propylene.

 (b) Includes up to 44 million gallons per year of capacity, which is operated for the benefit of LCR.

 (c) Includes up to 172 million gallons per year of capacity, which is operated for the benefit of LCR.

    Ethylene produced by the La Porte, Morris and Clinton facilities is generally consumed as raw material by the polymer operations at those sites, except for the ethylene produced at La Porte and sold to Millennium Petrochemicals for its VAM production. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefin plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide and glycol facilities as well as Equistar's affiliates and third parties. As of January 1, 2000, approximately 80% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates at market related prices.

    With respect to sales to third parties, Equistar sells a majority of its olefin products to customers with whom its partners have had long-standing relationships, generally pursuant to written agreements that typically provide for monthly negotiation of price, customer purchase of a specified minimum quantity, and three to six year terms with automatic one- or two-year extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months.

    Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a pipeline system that has connections to numerous Gulf Coast ethylene and propylene consumers. Exchange agreements with other olefin producers allow access to customers who are not directly connected to this pipeline system. Some propylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and some is shipped by ocean-going vessel.

    The basis for competition in Equistar's petrochemical products is price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ('Chevron Phillips'), The Dow Chemical Company ('Dow'), Exxon Mobil Chemical Company ('Exxon Mobil'), Huntsman Chemical Company and Shell Chemical Company. Industry consolidation has concentrated the industry in fewer, although larger and stronger, competitors.

EQUISTAR'S POLYMER BUSINESS UNIT

    Through facilities located at nine plant sites in four states, Equistar's polymer business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

    Equistar currently manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the United States Midwest. These facilities enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the United States Midwest and on the East Coast of the United States.

    Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymer facilities. Equistar produces wire and cable insulating resins and compounds at Morris, Illinois and La Porte, Texas and wire and cable insulating compounds at Tuscola, Illinois and Fairport Harbor, Ohio. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

    Equistar's polymers facilities have the capacity to produce annually 3.1 billion pounds of high density polyethylene, 1.5 billion pounds of low density polyethylene, 1.1 billion pounds linear low density polyethylene and 680 million pounds of polypropylene. These annual capacities exclude the capacity of the Port Arthur, Texas facility, which was permanently shut down February 28, 2001. Equistar's polymer facilities also produce wire and cable insulating resins and compounds, polymeric powders, polymers for adhesives, sealants and coatings, reactive polyolefins and liquid polyolefins. These products are enhanced grades of polyethylene; Equistar's capacity to produce these products is included in the capacity figures for polyethylene, discussed above.

    With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefin pipeline system or Equistar's own on-site production. The polyethylene plants at Chocolate Bayou, La Porte and Pasadena, Texas are connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from third parties.

    Equistar's polymer products are primarily sold to an extensive base of established customers. Fifty percent of these customers have term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices may be changed upon mutual agreement between Equistar and its customer. Equistar sells its polymer products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its polymer products in the rest of the world. Polymers are distributed primarily by railcar.

    The basis for competition in Equistar's polymers products is price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Atofina, BP, Chevron Phillips, Dow, Eastman Chemical Company, Exxon Mobil, Formosa Plastics, Huntsman Chemical Company, Solvay Polymers, Nova Chemicals and Westlake

Polymers. Industry consolidation has concentrated the industry in fewer, although larger and stronger, competitors.

MANAGEMENT OF EQUISTAR; AGREEMENTS BETWEEN EQUISTAR, LYONDELL, OCCIDENTAL AND THE COMPANY

    Equistar is a Delaware limited partnership. The Company owns its 29.5% interest in Equistar through two wholly owned subsidiaries of Millennium Petrochemicals, one of which serves as a general partner of Equistar and one of which serves as a limited partner. The Amended and Restated Partnership Agreement of Equistar (the 'Equistar Partnership Agreement') governs, among other things, ownership, cash distributions, capital contributions and management of Equistar.

    The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell, Occidental and the Company include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar's partners not contemplated by an approved Strategic Plan if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period (except in specific circumstances set forth under the Equistar Partnership Agreement), borrowing money under certain circumstances, issuing or repurchasing equity securities of Equistar, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell, Occidental and The Company (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to the Company and Occidental) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

    Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997, providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. Such agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and affiliates of Occidental entered into a similar agreement with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities.

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

                           LA PORTE METHANOL COMPANY

    The La Porte Methanol Company is a Delaware limited partnership that owns a methanol plant and certain related facilities in La Porte, Texas. The partnership is owned 85% by Millennium Petrochemicals and 15% by Linde. Linde is also required to purchase, under certain circumstances, an additional 5% interest in the partnership. A wholly owned subsidiary of Millennium Petrochemicals is the managing general partner of the partnership. A wholly owned subsidiary of Linde is responsible for operating the methanol plant. The partnership commenced operations on January 18, 1999, when the methanol plant and certain related facilities owned by Millennium Petrochemicals were contributed to the partnership and Linde purchased its partnership interests from Millennium Petrochemicals.

    La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 2000. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

    Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. Millennium Petrochemicals uses approximately 80 million gallons of La Porte Methanol Company's annual methanol production for the manufacture of acetic acid at Millennium Petrochemicals' La Porte, Texas acetic acid plant. The methanol produced by La Porte Methanol Company which is not either consumed by Millennium Petrochemicals or sold by Linde to one customer is marketed by Millennium Petrochemicals on behalf of Millennium Petrochemicals and Linde. Methanol is sold under contract as well as on a spot basis to large domestic customers. These contracts range from one to four years. The product is shipped by barge and pipeline.

    The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from the syngas plant at La Porte, Texas owned by Millennium Petrochemicals and leased to Linde pursuant to a lease that commenced January 18, 1999. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

    La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, Lyondell Methanol Company, L.P. and Caribbean Petrochemical Marketing Company Limited. The methanol produced by Lyondell Methanol Company, L.P. is marketed by Equistar.

                                   EMPLOYEES

    At December 31, 2000, excluding employees of Equistar and La Porte Methanol Company, the Company had approximately 4,370 full and part-time employees. Approximately 3,520 of the Company's employees were engaged in manufacturing; 465 were engaged in sales, distribution and technology; 305 were engaged in administrative, executive and support functions at the Company's operating subsidiaries; and, 80 were engaged at the corporate level. Approximately 24% of the Company's United States employees are represented by various labor unions, a significant percentage of the Company's European and Brazilian employees are represented by various worker associations, and fewer than 1% of the Company's Australian employees are represented by labor unions. Of the Company's nine collective bargaining agreements or other required labor negotiations, four must be renegotiated on an annual basis, one was successfully renegotiated in the first quarter of 2001 and must be renegotiated again in 2004, three others must be renegotiated in 2003, and another must be renegotiated in 2004. The annual renegotiations are all outside the United States. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

                             ENVIRONMENTAL MATTERS

    The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials ('Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred with respect to such operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to meet existing or new requirements under Environmental Laws as well as in connection with the investigation and remediation of threatened or actual pollution.

    The Company's costs and operating expenses relating to environmental matters were approximately $47 million, $45 million and $29 million in 2000, 1999 and 1998, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $7 million, $12 million and $15 million in 2000, 1999 and 1998, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects that are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 2000 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

    From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with the regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units generally operate in compliance with the applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    Certain Company subsidiaries have been named as defendants, potentially responsible parties ('PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency ('EPA') or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $300,000 to $29 million. The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $100 million and $105 million and has accrued $105 million as of December 31, 2000.

    One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan to Lake Michigan. This matter was commenced on December 2, 1987 in the United States District Court for the Western District of Michigan, as Kelly v. Allied Paper, Inc. et al. In October 2000, a Draft Remedial Investigation and Draft Feasibility Study was completed and submitted to the State of Michigan. This matter has been stayed and now is being addressed through the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') by the Kalamazoo River Study Group, of which the Company's subsidiary is a member.

    On May 18, 1999, the State of Maryland, Department of the Environment ('MDE'), launched an investigation of the Company's Colors and Silica Plant located in Baltimore, Maryland arising out of allegations made by a former employee that a management employee caused a monitoring device in 1994 to produce inaccurate measurements that were subsequently reported to MDE. The matter was settled in 2000 resulting in a Consent Decree requiring certain corrective actions that have been completed and a payment of $100,000 in fines, plus a reimbursement of certain costs to the City of Baltimore. In addition, the South Carolina Department of Health and Environmental Control commenced an action on August 17, 2000 in the United States District Court for the District of South Carolina, Greenville Division, against Millennium Petrochemicals, Henkel Corporation, Piedmont Chemicals Inc., Ethox Chemicals, L.L.C. and certain other parties seeking to establish liability under CERCLA and certain South Carolina environmental statutes for certain alleged waste disposal activities at a site in Simpsonville, South Carolina. Included in the suit are claims under South Carolina's statutes for civil penalties and punitive damages that could exceed $100,000; however, the Company believes that it has substantial defenses to all such claims. In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium Petrochemicals' Morris, Illinois plant (which was contributed to Equistar on December 1, 1997) in alleged violation of state regulations, and a civil penalty in excess of $100,000 could result.

    Potential costs and expenses related to the matters discussed above, to the extent they are probable and reasonably estimable, have been included in the collective range of potential liabilities referred to above, as well as in the accrual for environmental matters on the Company's balance sheet. The accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify the purchasers of certain discontinued operations against certain environmental and other liabilities. For example, the Company agreed as part of the Demerger transactions to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations. In addition, as part of the December 1, 1997 formation of Equistar, Equistar agreed to indemnify Millennium Petrochemicals for certain of the liabilities related to the assets contributed by Millennium Petrochemicals to Equistar, subject to an aggregate limitation of $7 million, as specified in the Asset Contribution Agreement between Equistar and Millennium Petrochemicals, and Millennium Petrochemicals has agreed to indemnify Equistar for such liabilities in excess of the $7 million limitation.

    No assurance can be given that actual costs for environmental matters will not exceed accrued amounts or that estimates made with respect to indemnification obligations will be accurate. In addition, it is possible that costs will be incurred with respect to sites or indemnification obligations that currently are unknown, or as to which it is currently not possible to make an estimate.

    The Company cannot predict whether developments in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Natural Resources Conservation Commission ('TNRCC') has issued final regulations requiring the eight-county Houston/Galveston area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. The final regulations, if implemented, would require Equistar to make significant reductions in its emissions levels of nitrogen oxides during the next several years. This could result in capital investment by Equistar of between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs, and could thus potentially affect cash distributions from Equistar to the Company. On January 19, 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit against the TNRCC in State District Court in Travis County, Texas. Through this lawsuit, Equistar and the industry coalition seek to encourage adoption of an alternative plan to achieve the same level of air quality improvement with less adverse effects on the region.

                        PATENTS, TRADEMARKS AND LICENSES

    The Company's subsidiaries have numerous United States and foreign patents, registered trademarks and trade names, together with applications. Millennium Petrochemicals has licensed to others certain of its process technology for the manufacture of VAM. Millennium Petrochemicals is also licensed by others in the application of certain processes and equipment designs. Millennium Inorganic Chemicals generally does not license its proprietary processes to third parties or hold licenses from others. While the patents and licenses of the Company's subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as Millennium Inorganic Chemicals' proprietary chloride-production process, Millennium Petrochemicals' proprietary acetic acid process and Millennium Specialty Chemicals' proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent or license.

                               EXECUTIVE OFFICERS

    The following individuals serve as executive officers of the Company:

                NAME                                     POSITION
                ----                                     --------
William M. Landuyt...................  Chairman of the Board, President and Chief
                                         Executive Officer
Robert E. Lee........................  Executive Vice President -- Growth and
                                         Development
Timothy E. Dowdle....................  Senior Vice President -- Manufacturing,
                                         Operational Excellence Businesses
Peter P. Hanik.......................  Senior Vice President -- Technology
George H. Hempstead, III.............  Senior Vice President -- General Counsel and
                                         Secretary
Richard A. Lamond....................  Senior Vice President -- Human Resources and
                                         Administration
John E. Lushefski....................  Senior Vice President and Chief Financial
                                         Officer
David L. Vercollone..................  Senior Vice President -- Commercial,
                                         Operational Excellence Businesses

    As noted under 'Item 1 -- Business, Recent Developments' above, the Company announced on March 23, 2001 that it had restructured Company's business and management. As a result of this restructuring, the Executive Committee of the Board of Directors determined that, as of March 21, 2001, the 'executive officers' of the Company are the eight officers who serve as members of the Company's Operations Committee. The following is a brief description of each such executive officer.

    Mr. Landuyt, 45, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the United States operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and a Co-Chairman of the Partnership Governance Committee of Equistar. He is also a director of Bethlehem Steel Corporation.

    Mr. Lee, 44, has served as Executive Vice President -- Growth and Development of the Company since March 21, 2001. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 21, 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

    Mr. Dowdle, 49, has served as Senior Vice President -- Manufacturing, Operational Excellence Businesses, of the Company since March 21, 2001. He served as Senior Vice President -- Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 21, 2001 and as Vice
President -- Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals' Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in December 1980.

    Mr. Hanik, 54, has served as Senior Vice President -- Technology of the Company since March 21, 2001. He was President and Chief Executive Officer of Millennium Petrochemicals from March 1998 to March 21, 2001. Prior to that time, he served as Vice President, Chemicals and Supply Chain of Millennium Petrochemicals, where he was responsible for the Company's acetyls business. Mr. Hanik joined Millennium Petrochemicals in 1974 and has been associated with the plastic and chemical industries for over 30 years.

    Mr. Hempstead, 57, has served as Senior Vice President -- General Counsel and Secretary of the Company since March 21, 2001. He served as Senior Vice President -- Law and Administration and Secretary of the Company from the Demerger to March 21, 2001. He was Senior Vice President -- Law and Administration of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1990 until the Demerger, and a Director of Hanson Industries from 1986 until the Demerger. Mr. Hempstead was Senior Vice President and General Counsel of Hanson Industries from 1993 to June 1995 and Vice President and General Counsel of Hanson Industries from 1982 to 1993. He initially joined Hanson Industries in 1976.

    Mr. Lamond, 54, has served as Senior Vice President -- Human Resources and Administration of the Company since March 21, 2001 and as Vice
President -- Human Resources of the Company from November 1997 to March 21, 2001. He served as Vice President -- Human Resources for Millennium Inorganic Chemicals from March 1997 to November 1997 and as Vice President -- Human Resources for Grove Worldwide, a subsidiary of Hanson, from September 1994 to March 1997.

    Mr. Lushefski, 45, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary which held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

    Mr. Vercollone, 53, has served as Senior Vice President -- Commercial, Operational Excellence Businesses, of the Company since March 21, 2001. He served as Senior Vice President, Commercial Operations of Millennium Inorganic Chemicals from 1998 to March 21, 2001, and as Senior Vice President -- Global Sales and Marketing and General Manager -- Americas of Millennium Inorganic Chemicals from 1997 to 1998. From 1990 to 1997, he was Vice President and General Manager -- Americas of Millennium Inorganic Chemicals. Mr. Vercollone joined Millennium Inorganic Chemicals as Vice President Sales and Marketing in 1986 and served in that position until 1997. Prior to joining Millennium Inorganic Chemicals, Mr. Vercollone spent 17 years with Union Carbide Corporation in their Unipol Polymers Division, where he held a number of positions in sales and marketing.

ITEM 2. PROPERTIES

    Set forth below is a list of the Company's principal manufacturing facilities (other than those of Equistar and La Porte Methanol Company), all of which are owned. In addition, the Company owns a mineral sands mine in Mataraca, Paraiba, Brazil that supplies Millennium Inorganic Chemicals' TiO[u]2 plant in Brazil with titanium ore, and Millennium Petrochemicals owns a syngas plant in La Porte, Texas, which it leases to Linde. The Company's operating subsidiaries also lease warehouses and offices, none of which are material to the Company's business or operations. The Company believes that its properties are well maintained and are in good operating condition.

                  LOCATION                                       PRODUCTS
                  --------                                       --------
Millennium Inorganic Chemicals
    Ashtabula, Ohio*.........................  TiO[u]2 and TiCl[u]4
    Baltimore, Maryland (Hawkins Point)*.....  TiO[u]2
    Baltimore, Maryland (St. Helena).........  Silica gel and cadmium-based pigments
    Kemerton, Western Australia..............  TiO[u]2
    Le Havre, Normandy, France...............  TiO[u]2
    Rockingham, Western Australia............  Zirconium-based compounds and chemicals
    Salvador, Bahia, Brazil..................  TiO[u]2
    Stallingborough, United Kingdom..........  TiO[u]2
    Thann, Alsace, France....................  TiO[u]2, TiCl[u]4, specialty TiO[u]2 and zirconium-based compounds

Millennium Petrochemicals
    La Porte, Texas..........................  VAM and acetic acid

Millennium Specialty Chemicals
    Brunswick, Georgia.......................  Fragrance and flavor chemicals
    Jacksonville, Florida....................  Fragrance and flavor chemicals

---------

* Millennium Inorganic Chemicals has two TiO[u]2 manufacturing plants at Ashtabula, Ohio, both of which use the chloride process, and two TiO[u]2 manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO[u]2 and the other of which uses the sulfate process.

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

    In addition, together with other alleged past manufacturers of lead pigments for use in paint and lead-based paint, an alleged former subsidiary of a discontinued operation has been named as a defendant or third-party defendant in various legal proceedings alleging that it and other manufacturers are responsible for personal injury and property damage allegedly associated with the use of lead pigments in paint and lead-based paint. These proceedings consist of three cases in the State of New York, one of which has been brought by the New York City Housing Authority; a case brought by the State of Rhode Island; a case brought by The City of St. Louis; a purported class action personal injury case filed on behalf of all purportedly lead-poisoned children in Ohio; seven cases filed in Baltimore, Maryland, one on behalf of several plaintiffs alleging personal injury, one purported class action for property damage on behalf of homeowners who allegedly have lead-based paint in their homes and five cases that have been filed but not served on behalf of five plaintiffs who recently achieved majority status; one personal injury case filed in Milwaukee, Wisconsin; a case brought by the County of Santa Clara, California, individually and as a purported class action; a personal injury/medical monitoring case brought in Illinois; two cases filed by school districts in Harris County, Texas; and, a personal injury case filed on behalf of two minors in San Francisco, California.

    The pending legal proceedings referred to above are as follows: Brenner, et al. v. American Cyanamid Company, et al., commenced in the Supreme Court of the State of New York on November 9, 1993; The City of New York, et al. v. Lead Industries Association, Inc. (hereinafter referred to as 'LIA'), et al., commenced in the Supreme Court of New York on June 8, 1989; Kayla Sabater, et al. v. LIA, et al., commenced in the Supreme Court of New York, Bronx County on November 25, 1998; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on

August 12, 1992; State of Rhode Island v. LIA, et al., commenced in the Superior Court of Providence, Rhode Island on October 12, 1999; City of St. Louis v. LIA, et al., commenced in St. Louis, Missouri Circuit Court on January 25, 2000; Steven Thomas, et al. v. LIA, et al., commenced in the Milwaukee County, Wisconsin Circuit Court on September 10, 1999; Reginald Smith, et al. v. LIA, et al. and Joan Young, et al. v. LIA et al. (formerly Cofield et al. v. LIA et al.), both commenced in the Baltimore City, Maryland Circuit Court on September 29, 1999; The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of 11 of those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California Superior Court on March 23, 2000; Lewis et al. v. LIA et al., commenced in state court in Cook County, Illinois on June 20, 2000; Spring Branch Independent School District v. LIA et al., commenced in state court in Harris County, Texas on June 20, 2000; Houston Independent School District v. LIA et al., commenced in state court in Harris County, Texas on June 30, 2000; Justice, et al. v. Sherwin-Williams Company, et al. commenced in state court in San Francisco County, California on August 28, 2000; and, five cases all commenced in state court in Baltimore, Maryland: Hall, et al. v. LIA, et al. commenced on June 19, 2000; Hart v. LIA, et al. commenced on June 26, 2000; Williams v. LIA, et al. commenced on July 11, 2000; Randle v. LIA, et al. commenced on August 10, 2000; and, Johnson, et al. v. Clinton, et al. commenced on October 10, 2000.

    There can be no assurance that additional litigation will not be filed. The legal proceedings seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The plaintiffs in these actions generally seek to impose on the defendants responsibility for alleged damages and health concerns associated with the use of lead pigments in paint and lead-based paint. These cases are in various pre-trial stages. The trial court in the Brenner case cited below had ruled that a market share theory of recovery was applicable to this type of lead case, which is the first time any court made such a determination. The New York Appellate Division unanimously reversed the trial court's decision, ruling that the market share theory is not applicable to this type of lead case. The Company is vigorously defending all litigation related to the use of lead. Although liability, if any, that may result is not reasonably capable of estimation, the Company currently believes that, based on information currently available, the disposition of such claims in the aggregate should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    In addition, various laws and administrative regulations have, from time to time, been enacted or proposed at the federal, state and local levels and may be proposed in the future that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead paint with respect to asserted health concerns associated with the use of such products, and (ii) effectively overturn court decisions in which an alleged former subsidiary of the Company and other defendants have been successful. No legislation or regulations have been adopted to date that are expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    Celanese filed suit against Millennium Petrochemicals on September 30, 1999 in the United States District Court for the Southern District of Texas alleging infringement of a Celanese patent relating to acetic acid production technology. In the suit, Celanese seeks monetary damages and injunctive relief. The Company has substantial defenses to this lawsuit and is vigorously defending it.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    The data regarding the Company's Common Stock, Dividends and Shareholders contained under the caption 'Common Stock and Dividend Data' on page 48 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

    As of March 23, 2001, there were 19,347 record holders of Common Stock. The closing price per share of Common Stock as reported by the New York Stock Exchange on such date was $16.22.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data and quarterly financial data of the Company contained on pages 46 and 47 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference. Such selected financial data were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' which are incorporated by reference into this Annual Report on Form 10-K from the Annual Report to Shareholders.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's 'Management's Discussion and Analysis of Financial Condition and Results of Operations' contained on pages 18 through 26 of the Annual Report to Shareholders is incorporated into this Annual Report on Form 10-K by reference. Such information should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto. In connection with the forward-looking statements which appear in 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' the 'Cautionary Statements' that appear immediately after the Table of Contents in this Annual Report on Form 10-K should be reviewed carefully.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 27 through 45 of the Annual Report to Shareholders are incorporated into this Annual Report on Form 10-K by reference.

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

    The information to be included under the captions 'Election of Directors' and 'Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the Annual Meeting of the Company's Shareholders to be held on May 18, 2001 (the 'Proxy Statement') is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information about loans between the Company and certain of its executive officers to be included under the caption 'Executive Agreements and Other Relationships' in the Proxy Statement is incorporated herein by reference. The amount of the loans disclosed therein is the largest aggregate amount of indebtedness outstanding between the Company and each such executive officer during the period January 1, 2000 and the date of this Annual Report on Form 10-K, as well as the amount outstanding on the date hereof, except as otherwise disclosed therein with respect to Mr. Landuyt.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       1. (i) The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 27 through 45 of the Annual Report to Shareholders, consist of the following:

                                                                  PAGE OF
                                                               THE COMPANY'S
                                                               ANNUAL REPORT
                                                               -------------
 -- Report of PricewaterhouseCoopers LLP....................       27
 -- Consolidated Balance Sheets -- December 31, 2000 and
    1999....................................................       28
 -- Consolidated Statements of Operations -- Years Ended
    December 31, 2000, 1999 and 1998........................       29
 -- Consolidated Statements of Cash Flows -- Years Ended
    December 31, 2000, 1999 and 1998........................       30
 -- Consolidated Statements of Changes in Shareholders'
    Equity -- Years Ended December 31, 2000, 1999 and 1998..       31
 -- Notes to Consolidated Financial Statements..............    32 - 45

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

         (ii) Supplemental Financial Information.

         The Supplemental Financial Information relating to the Company, Millennium America Inc. ('Millennium America') and Equistar consist of the following:

                                                                 PAGE OF
                                                               THIS REPORT
                                                               -----------
Report of PricewaterhouseCoopers LLP........................       F-1
Supplemental Financial Information of the Company:
    Supplemental Financial Information......................       F-2
    Condensed Consolidating Balance Sheets -- December 31,
      2000 and 1999.........................................       F-3
    Condensed Consolidating Statements of
      Operations -- Years Ended December 31, 2000, 1999 and
      1998..................................................       F-4
    Condensed Consolidating Statements of Cash
      Flows -- Years Ended December 31, 2000, 1999 and
      1998..................................................   F-5 and F-6
Financial Statements of Equistar:
    Report of PricewaterhouseCoopers LLP....................       F-7
    Consolidated Statements of Income -- Years ended
      December 31, 2000 and 1999 and 1998...................       F-8
    Consolidated Balance Sheets -- December 31, 2000 and
      1999..................................................       F-9
    Consolidated Statements of Cash Flows -- Years ended
      December 31, 2000, 1999 and 1998......................      F-10
    Consolidated Statements of Partners' Capital -- Years
      ended December 31, 2000, 1999 and 1998................      F-11
    Notes to Consolidated Financial Statements..............  F-12 to F-28

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

       3. Exhibits.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as
              Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No.
              1-12091) (the 'Form 10'))*
 3.2       -- By-laws of the Company (Filed as Exhibit 3.2 to the Form 10)*
 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America
              Inc. (formerly Hanson America Inc.) ('Millennium America'), the Company and
              The Bank of New York, as Trustee, in respect of the 7% Senior Notes due
              November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026
              (Filed as Exhibit 4.1 to the Registration Statement of the Company and
              Millennium America on Form S-1 (Registration No. 333-15975)(the 'Form
              S-1'))*
 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among
              Millennium America, the Company and The Bank of New York, as Trustee (Filed
              as Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the '1997 Form 10-K'))*
10.1       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30,
              1996, between Hanson and MHC Inc. (including related form of
              Indemnification Agreement and Tax Sharing and Indemnification Agreement)
              (Filed as Exhibit 10.6 to the Form 10)*

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.2       -- Demerger Agreement, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.
              (formerly Hanson Overseas Holdings Ltd.) and the Company
              (Filed as Exhibit 10.7 to the Form 10)*
10.3       -- Form of Indemnification Agreement, dated as of
              September 30, 1996, between Hanson and the Company (Filed
              as Exhibit 10.8 to the Form 10)*
10.4(a)    -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium
              Overseas Holdings Ltd., Millennium America Holdings Inc.
              (formerly HM Anglo American Ltd.), Hanson North America
              Inc. and the Company (Filed as Exhibit 10.9(a) to the
              Form 10)*
10.4(b)    -- Deed of Tax Covenant, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.,
              Millennium Inorganic Chemicals Limited (formerly SCM
              Chemicals Limited), SCMC Holdings B.V. (formerly Hanson
              SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly
              SCM Chemicals Ltd.), and the Company (the 'Deed of Tax
              Covenant') (Filed as Exhibit 10.9(b) to the Form 10)*
10.4(c)    -- Amendment to the Deed of Tax Covenant dated January 28,
              1997, (Filed as Exhibit 10.9(c) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996
              (the '1996 Form 10-K'))*
10.5(a)    -- Credit Agreement ('Credit Agreement'), dated as of
              July 26, 1996, among Millennium America, the Company, as
              Guarantor, the borrowing subsidiaries party thereto, the
              lenders party thereto, The Chase Manhattan Bank, as
              Documentation Agent, and Bank of America National Trust
              and Savings Association, as Administration Agent (Filed as
              Exhibit 10.14 to the Form 10)*
10.5(b)    -- Amendment to the Credit Agreement dated as of
              December 18, 1996, (Filed as Exhibit 10.14(b) to the 1996
              Form 10-K)*
10.5(c)    -- Second Amendment to the Credit Agreement dated as of
              October 20, 1997, (Filed as Exhibit 10.14(b) to the 1996
              Form 10-K)*
10.5(d)    -- Third Amendment to the Credit Agreement dated as of
              December 31, 1999 (Filed as Exhibit 10.5(d) to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1999 (the '1999 Form 10-K'))*
10.6       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium America Holdings Inc. and William M. Landuyt;
              Robert E. Lee; George H. Hempstead, III; Richard A.
              Lamond; and, John E. Lushefski (Filed as Exhibit 10.1 to
              the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998 (the 'September 30, 1998,
              Form 10-Q'))*'D'
10.7       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium Specialty Chemicals Inc. and George W. Robbins.
              This form of agreement is identical to the agreements
              between the Company's operating subsidiaries and certain
              officers of such subsidiaries who are not executive
              officers of the Company. (Filed as Exhibit 10.2 to the
              September 30, 1998, Form 10-Q)*'D'
10.8       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium Petrochemicals Inc. and each of Peter P. Hanik
              and Charles F. Daly (Filed as Exhibit 10.17 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 (the '1998 Form 10-K'))*'D'
10.9       -- Form of Change-in-Control Agreement, dated as of
              July 24, 1998, between Millennium America Holdings Inc.
              and each of C. William Carmean, A. Mickelson Foster, James
              A. Lofredo, Corey A. Siegel and Christine F. Wubbolding
              (Filed as Exhibit 10.22 to the Form 10-Q)*'D'
10.10      -- Form of Change-in-Control Agreement between each of the
              Company's operating subsidiaries and certain officers of
              such subsidiaries who are not executive officers of the
              Company (Filed as Exhibit 10.19 to the 1998
              Form 10-K)*'D'
10.11(a)   -- Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23 to the Form 10)*'D'

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.11(b)   -- Amendment Number 1 dated January 20, 1997, to the
              Millennium Chemicals Inc. Annual Performance Plan. (Filed
              as Exhibit 10.23(b) to the 1996 Form 10-K)*'D'
10.11(c)   -- Amendment Number 2 dated January 23, 1998, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23(c) to the 1997 Form 10-K)*'D'
10.11(d)   -- Amendment Number 3 dated January 22, 1999, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.20(d) to the 1998 Form 10-K)*'D'
10.12(a)   -- Millennium Chemicals Inc. 1996 Long Term Incentive Plan
              (Filed as Exhibit 10.24 to the Form 10)*'D'
10.12(b)   -- Termination Amendment dated as of October 23, 1997, to
              the Millennium Chemicals Inc. 1996 Long Term Incentive
              Plan (Filed as Exhibit 10.24(b) to the 1997 Form 10-K)*'D'
10.12(c)   -- Amendment dated January 23, 1998 to the Millennium
              Chemicals Inc. 1996 Long Term Incentive Plan (Filed as
              Exhibit 10.24(c) to the 1997 Form 10-K)*'D'
10.12(d)   -- Amendment dated January 22, 1999, to the Millennium
              Chemicals Inc. 1996 Long Term Incentive Plan (Filed as
              Exhibit 10.21(d) to the 1998 Form 10-K)*'D'
10.13      -- Millennium Chemicals Inc. 1997 Executive Long-Term
              Incentive Plan, as amended by the Termination Amendment
              thereto, dated as of October 23, 1997, and as further
              amended by amendments thereto dated January 23, 1998 and
              January 22, 1999 (Filed as Exhibit 10.22 to the 1998 Form
              10-K)*'D'
10.14(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan
              (Filed as Exhibit 10.25 to the Form 10)*'D'
10.14(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long
              Term Stock Incentive Plan (Filed as Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1997)*'D'
10.14(c)   -- Amendment dated July 24, 1997 to the Millennium Chemicals
              Inc. Long Term Stock Incentive Plan (Filed as Exhibit
              10.25(c) to the 1997 Form 10-K)*'D'
10.14(d)   -- Amendments dated January 23, 1998 and December 10, 1998, to the Millennium Chemicals Inc. Long Term Stock Incentive
              Plan (Filed as Exhibit 10.23(d) to the 1998
              Form 10-K)*'D'
10.15(a)   -- Millennium Chemicals Inc. Supplemental Executive
              Retirement Plan**'D'
10.15(b)   -- Millennium Chemicals Grandfathered Supplemental Executive
              Retirement Plan**'D'
10.16      -- Millennium Petrochemicals Grandfathered Supplemental
              Executive Retirement Plan**'D'
10.17      -- Millennium Inorganic Chemicals Grandfathered Supplemental
              Executive Retirement Plan**'D'
10.18      -- Millennium Specialty Chemicals Grandfathered Supplemental
              Executive Retirement Plan**'D'
10.19(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30 to the 1996 Form 10-K)*'D'
10.19(b)   -- Amendment Number 1 dated January 23, 1998, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30(b) to the 1997 Form 10-K)*'D'
10.19(c)   -- Amendment Number 2 dated January 22, 1999, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.28(c) to the 1998 Form 10-K)*'D'
10.20      -- Millennium Chemicals Inc. Supplemental Savings and
              Investment Plan (Filed as Exhibit 10.29 to the 1998 Form
              10-K)*'D'
10.21      -- Millennium Chemicals Inc. Long Term Incentive Plan **'D'
10.22      -- Millennium Chemicals Inc. Executive Long Term Incentive
              Plan**'D'
10.23      -- Millennium America Holdings Inc. Long Term Incentive Plan
              and Executive Long Term Incentive Plan Trust Agreement
              **'D'

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.24      -- Millennium Chemicals Inc. Omnibus Incentive Compensation
              Plan **'D'
10.25(a)   -- Master Transaction Agreement between the Company and
              Lyondell (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated July 25, 1997)*
10.25(b)   -- First Amendment to Master Transaction Agreement between
              Lyondell and the Company (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated October 17,
              1997)*
10.26(a)   -- Amended and Restated Partnership Agreement of Equistar,
              dated May 15, 1998 (Filed as Exhibit 10.36 to the 1998
              Form 10-K)*
10.26(b)   -- First Amendment to the Limited Partnership Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.22(b) to
              the 1999 Form 10-K)*
10.26(c)   -- Second Amendment to the Limited Partnership Agreement
              dated as of February 16, 1999(filed as Exhibit 10.22(c) to
              1999 Form 10-K)*
10.27(a)   -- Asset Contribution Agreement ('Millennium Asset
              Contribution Agreement') among Millennium Petrochemicals,
              Millennium Petrochemicals LP LLC and Equistar (Filed as an
              Exhibit to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.27(b)   -- First Amendment to the Millennium Asset Contribution
              Agreement dated as of May 15, 1998 (Filed as Exhibit
              10.23(b) to the 1999 Form 10-K)*
10.28(a)   -- Asset Contribution Agreement ('Lyondell Asset
              Contribution Agreement') among Lyondell, Lyondell
              Petrochemicals L.P. Inc. and Equistar (Filed as an Exhibit
              to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.28(b)   -- First Amendment to Lyondell Asset Contribution Agreement
              dated as of May 15, 1998 (Filed as Exhibit 10.24(b) to the
              1999 Form 10-K)*
10.29(a)   -- Amended and Restated Parent Agreement among Lyondell, the
              Company, Occidental, Oxy CH Corporation, Occidental
              Chemical Corporation, and Equistar, dated as of May 15,
              1998, (Filed as Exhibit 10.37 to the 1998 Form 10-K)*
10.29(b)   -- First Amendment to Amended and Restated Parent Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.25(b) to
              the 1999 form 10-K)*
11.1       -- Statement re: computation of per share earnings**
13         -- Information incorporated by reference from the Annual
              Report to Shareholders for the Year Ended December 31,
              2000**
21.1       -- Subsidiaries of the Company**
23.1       -- Consent of PricewaterhouseCoopers LLP**
23.2       -- Consent of PricewaterhouseCoopers LLP**
27.1       -- Financial Data Schedule**
99.1       -- Form of Letter Agreement, dated July 3, 1996, between
              Hanson and United Kingdom Inland Revenue (Filed as Exhibit
              99.2 to the Form 10)*
              In additon, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above
              which defines the rights of the holders of long-term debt
              of the Company and its subsidiaries.

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

March 29, 2001

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

            /S/ ROBERT E. LEE               Executive Vice President -- Growth and Development
 .........................................
             (ROBERT E. LEE)

          /S/ JOHN E. LUSHEFSKI             Senior Vice President and Chief Financial Officer
 .........................................    (principal financial and accounting officer)
           (JOHN E. LUSHEFSKI)

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

         /S/ DAVID J. P. MEACHIN            Director
 .........................................
          (DAVID J. P. MEACHIN)

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     SUPPLEMENTAL FINANCIAL INFORMATION AND
                        THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.

    Our audits of the consolidated financial statements referred to in our report dated January 26, 2001, appearing on page 27 of the 2000 Annual Report to Shareholders of Millennium Chemicals Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Supplemental Financial Information of Millennium Chemicals Inc. and the Financial Statement Schedule listed in
Item 14(a) of this Annual Report on Form 10-K. In our opinion, such Supplemental Financial Information of Millennium Chemicals Inc. and the Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
January 26, 2001

                           MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION

    Millennium America Inc. ('Millennium America'), a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the 'Company'), is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006, and the 7.625% Senior Debentures due November 15, 2026, and is the principal borrower under the Company's Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2000 and 1999, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2000, are provided for Millennium Chemicals Inc. as supplemental financial information of the Company.

                           MILLENNIUM CHEMICALS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                   MILLENNIUM
                                                  AMERICA AND     ALL                      MILLENNIUM
                                                  SUBSIDIARIES   OTHER    ELIMINATIONS   CHEMICALS INC.
                                                  ------------   -----    ------------   --------------
2000
                     ASSETS
Inventories.....................................     $  183      $  190     $                $  373
Other current assets............................        267         261                         528
Property, plant and equipment, net..............        515         442                         957
Investment in Equistar..........................        760         --                          760
Investment in subsidiaries......................       --         3,372      (3,372)         --
Other assets....................................        194          17                         211
Goodwill........................................        391        --                           391
Due from parent and affiliates..................        514         317        (831)         --
                                                     ------      ------     -------          ------
    Total assets................................     $2,824      $4,599     $(4,203)         $3,220
                                                     ------      ------     -------          ------
                                                     ------      ------     -------          ------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt............     $  360      $   31     $                $  391
Other current liabilities.......................        232         160                         392
Long-term debt..................................        749          18                         767
Other liabilities...............................        604          61                         665
Due to parent and affiliates....................        317         514        (831)         --
                                                     ------      ------     -------          ------
    Total liabilities...........................      2,262         784        (831)          2,215
Minority interest...............................          1          21                          22
Shareholders' equity............................        561       3,794      (3,372)            983
                                                     ------      ------     -------          ------
    Total liabilities and shareholders'
      Equity....................................     $2,824      $4,599     $(4,203)         $3,220
                                                     ------      ------     -------          ------
                                                     ------      ------     -------          ------
1999
                     ASSETS
Inventories.....................................     $  189      $  172     $                $  361
Other current assets............................        241         255                         496
Property, plant and equipment, net..............        517         478                         995
Investment in Equistar..........................        800         --                          800
Investment in subsidiaries......................       --          3,372      (3,372)         --
Other assets....................................        201          (7)                        194
Goodwill........................................        404         --                          404
Due from parent and affiliates..................        519         323        (842)         --
                                                     ------      ------     -------          ------
    Total assets................................     $2,871      $4,593     $(4,214)         $3,250
                                                     ------      ------     -------          ------
                                                     ------      ------     -------          ------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.............................     $  325      $  170     $                $  495
Long-term debt..................................      1,010          13                       1,023
Other liabilities...............................        662          39                         701
Due to parent and affiliates....................        323         519        (842)         --
                                                     ------      ------     -------          ------
    Total liabilities...........................      2,320         741        (842)          2,219
Minority interest...............................       --            16                          16
Shareholders' equity............................        551       3,836      (3,372)          1,015
                                                     ------      ------     -------          ------
    Total liabilities and shareholders'
      Equity....................................     $2,871      $4,593     $(4,214)         $3,250
                                                     ------      ------     -------          ------
                                                     ------      ------     -------          ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    MILLENNIUM
                                                   AMERICA AND     ALL                     MILLENNIUM
                                                   SUBSIDIARIES   OTHER   ELIMINATIONS   CHEMICALS INC.
                                                   ------------   -----   ------------   --------------
2000
Net sales........................................     $1,077      $964       $(248)          $1,793
Cost of goods sold...............................        774       741        (248)           1,267
Depreciation and amortization....................         65        48                          113
Selling, development and administrative
  expense........................................        126        74                          200
                                                      ------      ----       -----           ------
    Operating income.............................        112       101       --                 213
Interest expense, net............................        (43)      (34)                         (77)
Equity in earnings of Equistar...................         39       --                            39
Other income, net................................         12        (5)                           7
Provision for income taxes.......................        (41)      (19)                         (60)
                                                      ------      ----       -----           ------
    Net income...................................     $   79      $ 43       $--             $  122
                                                      ------      ----       -----           ------
                                                      ------      ----       -----           ------
1999
Net sales........................................     $  920      $840       $(171)          $1,589
Cost of goods sold...............................        628       655        (171)           1,112
Depreciation and amortization....................         56        49                          105
Selling, development and administrative
  expense........................................        116        88                          204
                                                      ------      ----       -----           ------
    Operating income.............................        120        48       --                 168
Interest expense, net............................        (36)      (33)                         (69)
Equity in loss of Equistar.......................        (19)      --                           (19)
Loss in value of Equistar investment.............       (639)      --                          (639)
Other income, net................................         27        (3)                          24
Income from discontinued operations (net of
  tax)...........................................         38       --                            38
Benefit for income taxes.........................        203         6                          209
                                                      ------      ----       -----           ------
    Net loss.....................................     $ (306)     $ 18       $--             $ (288)
                                                      ------      ----       -----           ------
                                                      ------      ----       -----           ------
1998
Net sales........................................     $  992      $685       $ (80)          $1,597
Cost of goods sold...............................        727       487         (80)           1,134
Depreciation and amortization....................         54        48                          102
Selling, development and administrative
  expense........................................        120        36                          156
                                                      ------      ----       -----           ------
    Operating income.............................         91       114       --                 205
Interest expense, net............................        (45)      (27)                         (72)
Equity in earnings of Equistar...................         40       --                            40
Other income, net................................         29        (2)                          27
Income from discontinued operations (net of
  tax)...........................................          1         1                       --
Provision for income taxes.......................        (12)      (25)                         (37)
                                                      ------      ----       -----           ------
    Net income...................................     $  104      $ 60       $--             $  164
                                                      ------      ----       -----           ------
                                                      ------      ----       -----           ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    MILLENNIUM
                                                   AMERICA AND     ALL                     MILLENNIUM
                                                   SUBSIDIARIES   OTHER   ELIMINATIONS   CHEMICALS INC.
                                                   ------------   -----   ------------   --------------
2000
Cash flows from operations.......................     $ (37)      $  57     $                $  20
Cash flows from investing activities
    Capital expenditures.........................       (54)        (56)                      (110)
    Distributions from Equistar..................        83        --                           83
    Proceeds from sale of fixed assets...........         2           2                          4
                                                      -----       -----     -------          -----
        Cash used in investing activities........        31         (54)     --                (23)
Cash flows from financing activities
    Dividends to shareholders....................     --            (35)                       (35)
    Repurchase of common stock...................       (65)       --                          (65)
    Proceeds from long-term debt.................       275          36                        311
    Repayment of long-term debt..................      (180)         (7)                      (187)
    Intercompany.................................        16         (16)                    --
    Increase in notes payable....................        (9)         (8)                       (17)
                                                      -----       -----     -------          -----
Cash provided by financing activities............        37         (30)     --                  7
Effect of exchange rate changes on cash..........       (33)         26                         (7)
                                                      -----       -----     -------          -----
Decrease in cash and cash equivalents............        (2)         (1)     --                 (3)
Cash and cash equivalents at beginning of year...        34          76                        110
                                                      -----       -----     -------          -----
Cash and cash equivalents at end of year.........     $  32       $  75     $--              $ 107
                                                      -----       -----     -------          -----
                                                      -----       -----     -------          -----
1999
Cash flows from operations.......................     $  17       $   6     $                $  23
Cash flows from investing activities
    Capital expenditures.........................       (80)        (29)                      (109)
    Distributions from Equistar..................        75        --                           75
    Proceeds from syngas transaction.............       123        --                          123
    Proceeds from sale of Suburban Propanne
      investment.................................        75        --                           75
    Proceeds from sale of fixed assets...........         1          12                         13
                                                      -----       -----     -------          -----
        Cash provided by investing activities....       194         (17)     --                177
Cash flows from financing activities
    Dividends to shareholders....................     --            (38)                       (38)
    Repurchase of common stock...................      (200)       --                         (200)
    Proceeds from long-term debt.................       115           3                        118
    Repayment of long-term debt..................       (78)        (15)                       (93)
    Intercompany.................................       (44)         44                     --
    Decrease in notes payable....................        31          (4)                        27
                                                      -----       -----     -------          -----
Cash used in financing activities................      (176)        (10)     --               (186)
Effect of exchange rate changes on cash..........       (31)         24                         (7)
                                                      -----       -----     -------          -----
Increase in cash and cash equivalents............         4           3      --                  7
Cash and cash equivalents at beginning of year...        30          73                        103
                                                      -----       -----     -------          -----
Cash and cash equivalents at end of year.........     $  34       $  76     $--              $ 110
                                                      -----       -----     -------          -----
                                                      -----       -----     -------          -----

                           MILLENNIUM CHEMICALS INC.
        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    MILLENNIUM
                                                   AMERICA AND     ALL                     MILLENNIUM
                                                   SUBSIDIARIES   OTHER   ELIMINATIONS   CHEMICALS INC.
                                                   ------------   -----   ------------   --------------
1998
Cash flows from operations.......................     $  97       $  53     $                $ 150
Cash flows from investing activities
    Capital expenditures.........................      (146)        (69)                      (215)
    Acquisition of businesses....................     --            (85)                       (85)
    Accounts receivable collection through
      Equistar...................................       225        --                          225
    Distributions from Equistar..................       317        --                          317
    Proceeds from sale of fixed assets...........         1           9                         10
                                                      -----       -----     -------          -----
        Cash provided by investing Activities....       397        (145)     --                252
Cash flows from financing activities
    Dividends to shareholders....................     --            (47)                       (47)
    Proceeds from long-term debt.................       119          53                        172
    Repayment of long-term debt..................      (413)       (106)                      (519)
    Intercompany.................................      (215)        215                     --
    Increase in notes payable....................         9          20                         29
                                                      -----       -----     -------          -----
Cash used in financing activities................      (500)        135      --               (365)
Effect of exchange rate changes on cash..........        13         (11)                         2
                                                      -----       -----     -------          -----
Increase in cash and cash equivalents............         7          32      --                 39
Cash and cash equivalents at beginning of year...        23          41                         64
                                                      -----       -----     -------          -----
Cash and cash equivalents at end of year.........     $  30       $  73     $--              $ 103
                                                      -----       -----     -------          -----
                                                      -----       -----     -------          -----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of EQUISTAR CHEMICALS, LP:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the 'Partnership') and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 12, 2001

                             EQUISTAR CHEMICALS, LP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                               ----     ----     ----
                                                               (MILLIONS OF DOLLARS)
Sales and other operating revenues:
    Unrelated parties.......................................  $5,770   $4,506   $3,987
    Related parties.........................................   1,725    1,088      537
                                                              ------   ------   ------
                                                               7,495    5,594    4,524
                                                              ------   ------   ------
Operating costs and expenses:
    Cost of sales:
        Unrelated parties...................................   5,417    4,069    3,437
        Related parties.....................................   1,491      933      491
    Selling, general and administrative expenses............     182      259      229
    Research and development expense........................      38       42       40
    Amortization of goodwill and other intangibles..........      33       33       31
    Restructuring and other unusual charges.................    --         96       14
                                                              ------   ------   ------
                                                               7,161    5,432    4,242
                                                              ------   ------   ------
    Operating income........................................     334      162      282
Interest expense............................................    (185)    (182)    (156)
Interest income.............................................       4        6       17
Other income, net...........................................    --         46     --
                                                              ------   ------   ------
Net income and comprehensive income.........................  $  153   $   32   $  143
                                                              ------   ------   ------
                                                              ------   ------   ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                   2000          1999
                                                                   ----          ----
                                                                  (MILLIONS OF DOLLARS)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................      $   18        $  108
    Accounts receivable:
        Trade, net..........................................         568           491
        Related parties.....................................         190           209
    Inventories.............................................         506           520
    Prepaid expenses and other current assets...............          50            32
                                                                  ------        ------
        Total current assets................................       1,332         1,360
Property, plant and equipment, net..........................       3,819         3,926
Investment in PD Glycol.....................................          53            52
Goodwill, net...............................................       1,086         1,119
Other assets................................................         292           279
                                                                  ------        ------
        Total assets........................................      $6,582        $6,736
                                                                  ------        ------
                                                                  ------        ------

             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable:
        Trade...............................................      $  426        $  424
        Related parties.....................................          61            35
    Current maturities of long-term debt....................          90            92
    Other accrued liabilities...............................         166           233
                                                                  ------        ------
        Total current liabilities...........................         743           784
Long-term debt, less current maturities.....................       2,158         2,169
Other liabilities...........................................         141           121
Commitments and contingencies...............................        --            --
Partners' capital...........................................       3,540         3,662
                                                                  ------        ------
        Total liabilities and partners' capital.............      $6,582        $6,736
                                                                  ------        ------
                                                                  ------        ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000    1999     1998
                                                              ----    ----     ----
                                                               (MILLIONS OF DOLLARS)
Cash flows from operating activities:
    Net income..............................................  $ 153   $  32   $   143
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................    310     300       268
        Net loss on disposition of assets...................      5      35         8
        (Increase) decrease in accounts receivable..........    (58)   (213)      105
        Decrease in receivables from partners...............   --      --         150
        Decrease in inventories.............................     14      17       118
        Increase in accounts payable........................     28     119        98
        Decrease in payables to partners....................   --        (6)      (66)
        (Decrease) increase in other accrued liabilities....    (65)     82        64
        Net change in other working capital accounts........    (18)     (5)        2
        Other...............................................    (30)    (17)      (59)
                                                              -----   -----   -------
            Net cash provided by operating activities.......    339     344       831
                                                              -----   -----   -------
Cash flows from investing activities:
    Expenditures for property, plant and equipment..........   (131)   (157)     (200)
    Proceeds from sales of assets...........................      4      75         3
                                                              -----   -----   -------
            Net cash used in investing activities...........   (127)    (82)     (197)
                                                              -----   -----   -------
Cash flows from financing activities:
    Net borrowing (payments) under lines of credit..........     20    (502)      502
    Proceeds from issuance of long-term debt................   --       898     --
    Payment of debt issuance costs..........................   --        (6)    --
    Repayments of long-term debt............................    (42)   (150)      (35)
    Repayments of obligations under capital leases..........   --      (205)    --
    Distributions to partners...............................   (280)   (255)   (1,421)
    Proceeds from Lyondell note repayment...................   --      --         345
                                                              -----   -----   -------
            Net cash used in financing activities...........   (302)   (220)     (609)
                                                              -----   -----   -------
(Decrease) increase in cash and cash equivalents............    (90)     42        25
Cash and cash equivalents at beginning of period............    108      66        41
                                                              -----   -----   -------
Cash and cash equivalents at end of period..................  $  18   $ 108   $    66
                                                              -----   -----   -------
                                                              -----   -----   -------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                         LYONDELL   MILLENNIUM   OCCIDENTAL   TOTAL
                                                         --------   ----------   ----------   -----
                                                                    (MILLIONS OF DOLLARS)
Balance at January 1, 1998.............................   $1,055      $2,008       $--        $3,063
    Capital contributions:
        Net assets.....................................    --          --           2,097      2,097
        Other..........................................      (14)          9            8          3
    Net income (loss)..................................       84          64           (5)       143
    Distributions to partners..........................     (512)       (460)        (449)    (1,421)
                                                          ------      ------       ------     ------
Balance at December 31, 1998...........................      613       1,621        1,651      3,885
    Net income.........................................       14           9            9         32
    Distributions to partners..........................     (105)        (75)         (75)      (255)
                                                          ------      ------       ------     ------
Balance at December 31, 1999...........................      522       1,555        1,585      3,662
    Net income.........................................       63          45           45        153
    Distributions to partners..........................     (114)        (83)         (83)      (280)
    Other..............................................        5       --           --             5
                                                          ------      ------       ------     ------
Balance at December 31, 2000...........................   $  476      $1,517       $1,547     $3,540
                                                          ------      ------       ------     ------
                                                          ------      ------       ------     ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION OF THE PARTNERSHIP AND OPERATIONS

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

    Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ('Contributed Businesses'), which consist of 17 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ('MTBE'). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ('HDPE'), low-density polyethylene ('LDPE'), linear low-density polyethylene ('LLDPE'), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 5).

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

    Accounts Receivable -- Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $9 million and $6 million at December 31, 2000 and 1999, respectively.

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

    Turnaround Maintenance and Repair Expenses -- Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $24 million, $25 million and $20 million of deferred turnaround maintenance and repair costs for the years ended December 31, 2000, 1999 and 1998, respectively.

    Deferred Software Costs -- Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $13 million, $12

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million and $6 million of deferred software costs for the years ended December 31, 2000, 1999 and 1998, respectively.

    Goodwill -- Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over 40 years. Accumulated amortization of goodwill was $232 million, $199 million and $166 million at December 31, 2000, 1999 and 1998, respectively.

    Investment in PD Glycol -- Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 2000 and 1999, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $7 million and $8 million, respectively. The excess is being accreted into income on a straight-line basis over a period of 25 years.

    Environmental Remediation Costs -- Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The estimated liabilities have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with accounting principles generally accepted in the United States of America.

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

    Comprehensive Income -- Equistar had no items of other comprehensive income during the years ended December 31, 2000, 1999 and 1998.

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

    Derivatives -- Adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on the Consolidated Financial Statements of Equistar. The statement is effective for Equistar's calendar year 2001.

    Reclassifications -- Certain previously reported amounts have been reclassified to conform to classifications adopted in 2000.

3. OCCIDENTAL CONTRIBUTED BUSINESS

    On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5% interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair values of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 were as follows:

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
                                                            ------
                                                            ------

    The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 were as follows:

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

4. RELATED PARTY TRANSACTIONS

    Product Transactions with Lyondell -- Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Currently, Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of August 1999. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The initial term of each of the agreements between Equistar and Lyondell expires on December 31, 2014. After the initial term, each of those agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on one year's notice. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Sales to Lyondell totaled $572 million, $242 million and $89 million for the years ended

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell totaled $2 million, $6 million and $2 million for the years ended December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively.

    Product Transactions with Occidental Chemical -- Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ('Ethylene Sales Agreement'). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be 'phased down' as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for sales of ethylene at market-related prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $558 million, $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

    Equistar also purchases various products from Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million, $2 million and $4 million, respectively.

    Product Transactions with Millennium -- Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility. The initial term of the contract expired December 1, 2000 and thereafter, renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. The pricing terms of this agreement are similar to the pricing terms of the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $90 million, $54 million, and $41 million of ethylene in 2000, 1999 and 1998, respectively.

    Equistar purchases vinyl acetate monomer ('VAM') feedstock from Millennium at formula-based market prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Millennium did not elect to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Therefore, the contract for VAM purchases expired December 31, 2000 and was subsequently renewed for one year under the automatic renewal provisions. During the years ending December 31, 2000, 1999 and 1998, purchases from Millennium, primarily of vinyl acetate monomer, were $16 million, $12 million, and $14 million, respectively.

    Product Transactions with Oxy Vinyls, LP -- Occidental Chemical owns 76% of Oxy Vinyls, LP ('Oxy Vinyls'), a joint venture company formed with an unrelated third party effective May 1, 1999. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement dated effective as of June 1998, which agreement was assigned to Oxy Vinyls by one of its owners. The initial term of the agreement expires on December 31, 2003. After the initial term, the agreement automatically renews for successive one-year periods and either party may

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

terminate the agreement on 24 months' notice. Ethylene sales to Oxy Vinyls totaled $67 million for the year ended December 31, 2000 and $93 million for the period from May 1, 1999 to December 31, 1999.

    Transactions with LYONDELL-CITGO Refining LP -- Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ('LCR'), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain olefins by-products are sold to LCR for processing into gasoline and certain refinery products are sold to Equistar as feedstocks. Sales of product to LCR were $425 million, $250 million and $223 million and purchases from LCR were $264 million, $190 million and $131 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $15 million, $13 million and $15 million were made to LCR by Equistar for the years ended December 31, 2000, 1999 and 1998, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

    Transactions with LMC -- Lyondell Methanol Company, L.P. ('LMC') sells all of its products to Equistar. For the years ending December 31, 2000, 1999 and 1998, purchases from LMC were $165 million, $95 million and $103 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $85 million, $46 million and $44 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 2000, 1999 and 1998.

    Shared Services Agreement with Lyondell -- During 1998 and 1999, Lyondell provided certain administrative services to Equistar, including legal, risk management, treasury, tax and employee benefit plan administrative services, while Equistar provided services to Lyondell in the areas of health, safety and environment, human resources, information technology and legal. In November 1999, Lyondell and Equistar announced an agreement to utilize shared services more broadly, consolidating such services among Lyondell and Equistar. These services included information technology, human resources, materials management, raw material supply, customer supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit, and tax (the 'Shared Services Agreement'). Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement, while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity. During the years ended December 31, 2000, 1999 and 1998, Lyondell charged Equistar $133 million, $9 million and $3 million for these services. The increased charges to Equistar during 2000 resulted from the increase in services provided by Lyondell under the Shared Services Agreement. During the years ended December 31, 1999 and 1998, Equistar charged Lyondell approximately $8 million and approximately $1 million, respectively, for services. There were no billings from Equistar to Lyondell for the year ended December 31, 2000.

    Shared Services and Shared-Site Agreements with Millennium -- Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 2000, 1999 and 1998, Equistar charged Millennium Petrochemicals $2 million, $3 million and $5 million for these services. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the years ended December 31, 2000, 1999 and 1998, Millennium Petrochemicals charged Equistar less than $1 million for these services.

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

    Note Receivable from Lyondell LP -- Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ('Lyondell Note'). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million during 1998.

5. SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

    Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar's proceeds from the sale were approximately $75 million.

6. RESTRUCTURING AND OTHER UNUSUAL CHARGES

    During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. The decision to shut down the reactors was based on their high production cost, market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 2000, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of December 31, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million.

7. ACCOUNTS RECEIVABLE

    In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement continues until terminated upon notice by either party.

    At December 31, 1998, 1999 and 2000, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in 'Selling, general and administrative expenses' in the Consolidated Statements of Income.

8. INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ('LIFO') basis except for materials and supplies, which are valued at average cost. Inventories at December 31, 2000 and 1999 consisted of the following:

                                                             2000           1999
                                                             ----           ----
                                                            (MILLIONS OF DOLLARS)
Finished goods............................................   $273           $278
Work-in-process...........................................     16             10
Raw materials.............................................    123            137
Materials and supplies....................................     94             95
                                                             ----           ----
    Total inventories.....................................   $506           $520
                                                             ----           ----
                                                             ----           ----

    The excess of the current cost of inventories over book value was approximately $165 million at December 31, 2000.

9. PROPERTY, PLANT AND EQUIPMENT, NET

    The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

                                                           2000           1999
                                                           ----           ----
                                                          (MILLIONS OF DOLLARS)
Land....................................................  $   78         $   78
Manufacturing facilities and equipment..................   5,769          5,656
Construction in progress................................     134            134
                                                          ------         ------
    Total property, plant and equipment.................   5,981          5,868
Less accumulated depreciation...........................   2,162          1,942
                                                          ------         ------
    Property, plant and equipment, net..................  $3,819         $3,926
                                                          ------         ------
                                                          ------         ------

    No interest was capitalized during 2000, 1999 and 1998. Depreciation expense for the years ending December 31, 2000, 1999 and 1998 was $229 million, $221 million and $200 million, respectively.

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

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. OTHER ACCRUED LIABILITIES

    Other accrued liabilities at December 31, 2000 and 1999 were as follows:

                                                           2000            1999
                                                           ----            ----
                                                           (MILLIONS OF DOLLARS)
Accrued property taxes...................................  $ 73            $ 68
Accrued payroll costs....................................    38              68
Accrued interest.........................................    52              50
Other....................................................     3              47
                                                           ----            ----
    Total other accrued liabilities......................  $166            $233
                                                           ----            ----
                                                           ----            ----

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

    All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions for both salaried and nonsalaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                       OTHER
                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                         ----------------     -----------------------
                                                         2000       1999         2000          1999
                                                         ----       ----         ----          ----
                                                                     (MILLIONS OF DOLLARS)
Change in benefit obligation:
    Benefit obligation, January 1.....................   $ 99       $ 88         $ 77          $ 69
    Service cost......................................     17         22            2             4
    Interest cost.....................................      9          7            6             6
    Actuarial loss (gain).............................      8         (8)          11            (2)
    Net effect of curtailments, settlements and
      special termination benefits....................     (1)      --              1         --
    Transfer to Lyondell..............................   --         --             (3)        --
    Benefits paid.....................................    (12)       (10)          (2)        --
                                                         ----       ----         ----          ----
    Benefit obligation, December 31...................    120         99           92            77
                                                         ----       ----         ----          ----
Change in plan assets:
    Fair value of plan assets, January 1..............    101         88        --            --
    Actual return of plan assets......................     (3)         7        --            --
    Partnership contributions.........................     31         16            2         --
    Benefits paid.....................................    (12)       (10)          (2)        --
                                                         ----       ----         ----          ----
    Fair value of plan assets, December 31............    117        101        --            --
                                                         ----       ----         ----          ----
    Funded status.....................................     (3)         2          (91)          (77)
    Unrecognized actuarial loss.......................     24          5           20            13
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $ 21       $  7         $(71)         $(64)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----
Amounts recognized in the Consolidated Balance Sheets
  consist of:
    Prepaid benefit cost..............................   $ 35       $ 33         $ --          $ --
    Accrued benefit liability.........................    (14)       (26)         (71)          (64)
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $ 21       $  7         $(71)         $(64)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----

    The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $63 million, $42 million and $40 million, respectively, as of December 31, 2000 and $40 million, $26 million and $13 million, respectively, as of December 31, 1999.

    Net periodic pension and other postretirement benefit costs included the following components:

                                                                                  OTHER
                                                PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                             ----------------------     -------------------------
                                             2000     1999     1998     2000      1999      1998
                                             ----     ----     ----     ----      ----      ----
                                                            (MILLIONS OF DOLLARS)
Components of net periodic benefit cost:
    Service cost...........................  $ 17     $ 22     $ 16     $  2      $  4      $  3
    Interest cost..........................     9        7        5        6         6         4
    Amortization of actuarial loss.........   --         1      --         1         1       --
    Expected return of plan assets.........   (8)      (8)      (6)      --        --        --
    Net effect of curtailments, settlements
      and special termination benefits.....   (1)      --       --         1       --        --
                                             ----     ----     ----     ----      ----      ----
    Net periodic benefit cost..............  $ 17     $ 22     $ 15     $ 10      $ 11      $  7
                                             ----     ----     ----     ----      ----      ----
                                             ----     ----     ----     ----      ----      ----
Weighted-average assumptions as of
  December 31:
    Discount rate..........................  7.50%    8.00%    6.75%    7.50%     8.00%     6.75%
    Expected return on plan assets.........  9.50%    9.50%    9.50%     --        --        --
    Rate of compensation increase..........  4.50%    4.75%    4.75%    4.50%     4.75%     4.75%

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2000 was 7.0% for 2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2000 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

    Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $17 million, $20 million and $15 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 7.13% and 6.0% at December 31, 2000 and 1999, respectively. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

    The credit facility is available for working capital and general Partnership purposes as needed and contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments.

    Equistar was in compliance with all covenants under its credit facility as of December 31, 2000. However, given the poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial and operating flexibility, primarily by making certain financial

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ratio requirements less restrictive. Equistar anticipates that the amendment will become effective prior to March 31, 2001.

    The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature.

    Long-term debt at December 31 consisted of the following:

                                                          2000           1999
                                                          ----           ----
                                                         (MILLIONS OF DOLLARS)
Bank credit facilities:
    5-year term credit facility........................  $  820         $  800
Other debt obligations:
    Medium-term notes (due 2000-2005)..................     121            163
    9.125% Notes due 2002..............................     100            100
    8.50% Notes due 2004...............................     300            300
    6.50% Notes due 2006...............................     150            150
    8.75% Notes due 2009...............................     598            598
    7.55% Debentures due 2026..........................     150            150
    Other..............................................       9           --
                                                         ------         ------
    Total long-term debt...............................   2,248          2,261
Less current maturities................................      90             92
                                                         ------         ------
    Total long-term debt, net..........................  $2,158         $2,169
                                                         ------         ------
                                                         ------         ------

    Aggregate maturities of long-term debt during the next five years are as follows: 2001-$90 million; 2002-$921 million; 2003-$29 million; 2004-$300 million; 2005-$5 million and thereafter-$903 million. The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount. The medium-term notes mature at various dates from 2001 to 2005 and had a weighted average interest rate of 9.6% and 10.0% at December 31, 2000 and 1999, respectively.

    The medium-term Notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell remains a co-obligor for the medium-term notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. If such an event permitted more than $50 million of the medium-term notes to be accelerated, the lenders under Equistar's $1.25 billion revolving credit facility would have the right to accelerate all debt outstanding under the facility and to terminate future lending commitments. $90 million aggregate principal amount of the medium-term notes will mature on August 1, 2001. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the indentures for the 9.125% Notes and 6.5% Notes and the 7.55% Debentures in November 2000, Lyondell remains a guarantor of that debt but not a co-obligor. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2000.

13. FINANCIAL INSTRUMENTS

    Equistar does not buy, sell, hold or issue financial instruments for speculative trading purposes.

    Beginning October 1999, Equistar entered into over-the-counter 'derivatives' and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. At December 31, 2000, 'derivatives' agreements covering 5.1 million barrels and maturing from January 2001 through July 2001 were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quoted market prices. At December 31, 1999, 'derivatives' and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on 'derivatives' and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material. See Item 7a. Disclosure of Market and Regulatory Risk -- Commodity Price Risk.

    The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.1 billion and $2.2 billion at December 31, 2000 and 1999, respectively.

    Equistar had issued letters of credit totaling $1 million and $6 million at December 31, 2000 and 1999, respectively.

14. COMMITMENTS AND CONTINGENCIES

    Commitments -- Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also Note 4, describing related party commitments.

    Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 2000, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                      (MILLIONS OF DOLLARS)
2001................................................          $ 29
2002................................................            27
2003................................................            23
2004................................................            22
2005................................................            22
Thereafter..........................................           118
                                                              ----
    Total minimum contract payments.................          $241
                                                              ----
                                                              ----

    Equistar's total purchases under these agreements were $35 million, $39 million and $35 million for the years ending December 31, 2000, 1999 and 1998, respectively.

    Indemnification Arrangements -- Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2000, Equistar had incurred a total of $16 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

    Environmental -- Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 2000 and 1999.

    The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the Texas Natural Resource Conservation Commission ('TNRCC') has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

    In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

    Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

    General -- The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

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

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. LEASE COMMITMENTS

    Equistar leases various facilities and equipment under noncancelable lease arrangements for varyious periods. At December 31, 2000, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

                                                      (MILLIONS OF DOLLARS)
2001................................................          $ 83
2002................................................            66
2003................................................            59
2004................................................            54
2005................................................            48
Thereafter..........................................           317
                                                              ----
    Total minimum lease payments....................          $627
                                                              ----
                                                              ----

    Operating lease net rental expense was $115 million, $112 million and $110 million for the years ending December 31, 2000, 1999 and 1998, respectively.

    Equistar leases railcars for the distribution of products in its polymers business segment. The railcars are leased under two master leases entered into in 1999 and a third master lease entered into in 1996 by Millennium and assumed by Equistar upon its formation on December 1, 1997. The leases have five renewable one-year terms and mature after the fifth year. Equistar may, at its option, purchase the railcars during or at the end of the lease term for an amount generally equal to the lessor's unrecovered costs, as defined. If Equistar does not exercise the purchase option, the railcars will be sold and Equistar will pay the lessor to the extent the proceeds from the sale of the railcars are less than their guaranteed residual value, as defined by the agreements. The guaranteed residual value under these leases was approximately $185 million at December 31, 2000.

16. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized as follows for the periods presented:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
                                                          (MILLIONS OF DOLLARS)
Cash paid for interest..................................  $180    $146    $154
                                                          ----    ----    ----
                                                          ----    ----    ----

17. SEGMENT INFORMATION AND RELATED INFORMATION

    Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two reportable segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and the oxygenated products include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 5).

    No customer accounted for 10% or more of sales during the years ended December 31, 2000, 1999 or 1998.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The accounting policies of the segments are the same as those described in 'Summary of Significant Accounting Policies' (see Note 2).

    Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

                                PETROCHEMICALS   POLYMERS    UNALLOCATED   ELIMINATIONS   CONSOLIDATED
                                --------------   --------    -----------   ------------   ------------
                                                        (MILLIONS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 2000:
Sales and other operating
  operating revenues:
    Customers.................      $5,144        $2,351       $--           $--             $7,495
    Intersegment..............       1,887         --           --            (1,887)        --
                                    ------        ------       ------        -------         ------
                                     7,031         2,351        --            (1,887)         7,495
Operating income (loss).......         694          (185)        (175)        --                334
Total assets..................       3,693         1,534        1,355         --              6,582
Capital expenditures..........          79            46            6         --                131
Depreciation and amortization
  expense.....................         199            55           56         --                310

FOR THE YEAR ENDED DECEMBER 31, 1999:
Sales and other operating
  operating revenues:
    Customers.................       3,435         2,159        --            --              5,594
    Intersegment..............       1,324         --           --            (1,324)        --
                                    ------        ------       ------        -------         ------
                                     4,759         2,159        --            (1,324)         5,594
Restructuring and other
  unusual charges.............      --             --              96         --                 96
Operating income..............         447            51         (336)        --                162
Total assets..................       3,671         1,551        1,514         --              6,736
Capital expenditures..........          61            83           13         --                157
Depreciation and amortization
  expense.....................         194            53           53         --                300

FOR THE YEAR ENDED DECEMBER 31, 1998:
Sales and other operating
  operating revenues:
    Customers.................       2,362         2,162        --            --              4,524
    Intersegment..............       1,112            46        --            (1,158)        --
                                    ------        ------       ------        -------         ------
                                     3,474         2,208        --            (1,158)         4,524
Restructuring and other
  unusual charges.............      --             --              14         --                 14
Operating income..............         319           177         (214)        --                282
Total assets..................       3,625         1,563        1,477         --              6,665
Capital expenditures..........          71           116           13         --                200
Depreciation and amortization
  expense.....................         152            65           51         --                268

    The following table presents the details of 'Operating income' as presented above in the 'Unallocated' column for the years ended December 31, 2000, 1999 and 1998.

                                                              2000      1999      1998
                                                              ----      ----      ----
                                                                (MILLIONS OF DOLLARS)
Expenses not allocated to petrochemicals and polymers:
    Principally general and administrative expenses.........  $(175)    $(240)    $(200)
    Restructuring and other unusual charges.................   --         (96)      (14)
                                                              -----     -----     -----
        Total-Unallocated...................................  $(175)    $(336)    $(214)
                                                              -----     -----     -----
                                                              -----     -----     -----

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table presents the details of 'Total assets' as presented above in the 'Unallocated' column as of December 31, for the years indicated:

                                                               2000     1999     1998
                                                               ----     ----     ----
                                                               (MILLIONS OF DOLLARS)
Cash........................................................  $   18   $  108   $   66
Accounts receivable -- trade and related parties............      16       18       14
Prepaids and other current assets...........................      17       22       25
Property, plant and equipment, net..........................      56       58       48
Goodwill, net...............................................   1,086    1,119    1,151
Other assets................................................     162      189      173
                                                              ------   ------   ------
                                                              $1,355   $1,514   $1,477
                                                              ------   ------   ------
                                                              ------   ------   ------

18. SUBSEQUENT EVENT

    Equistar discontinued production at its Port Arthur, Texas, polyethylene facility on February 28, 2001 and shut down the facility. Closed production units include a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. Equistar expects to incur approximately $20 million of costs, including severance benefits for approximately 125 people at the Port Arthur facility as well as shutdown-related costs.

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 CHARGED
                                                  BALANCE AT       TO                        BALANCE AT
                                                   BEGINNING    COSTS AND                      END OF
                                                   OF PERIOD    EXPENSES    DEDUCTIONS       OF PERIOD
                                                   ---------    --------    ----------       ---------
                                                                      (IN MILLIONS)
DESCRIPTION
Year ended December 31, 1998
    Deducted from asset accounts:
    Allowance for doubtful accounts.............     $  2          $1          $                $  3
    Valuation Allowance.........................      143                        (7)(a)          136
Year ended December 31, 1999
    Deducted from asset accounts:
    Allowance for doubtful accounts.............        3                        (1)(b)            2
    Valuation Allowance.........................      126                       (60)(a)           76
Year ended December 31, 2000
    Deducted from asset accounts:
    Allowance for doubtful accounts.............        2           2                              4
    Valuation Allowance.........................       76                        (6)(a)           70

---------

 (a) Valuation allowance for capital loss carryover.

 (b) Uncollected accounts written off, net of recoveries.

                                      S-1


                            STATEMENT OF DIFFERENCES
                            ------------------------
The dagger symbol shall be expressed as................................... 'D'
The registered trademark symbol shall be expressed as..................... 'r'
The section symbol shall be expressed as.................................. 'SS'
Characters normally expressed as subscript shall be preceded by........... [u]