Form 10-Q
period 2001-03-31
MILLENNIUM CHEMICALS INC
filed 2001-05-15
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,428,561 shares of Common Stock, par value $.01 per share, as of May 3, 2001, excluding 14,468,025 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements (“Cautionary Statements”) include: the balance between industry production capacity and operating rates, on the one hand, and demand for the products of Millennium Chemicals Inc. (the “Company”) and Equistar Chemicals, LP (“Equistar”), including titanium dioxide, ethylene and polyethylene, on the other hand; the economic trends in the United States and other countries that serve as the Company's and Equistar's marketplaces; customer inventory levels; competitive pricing pressures; the cost and availability of the Company's and Equistar's feedstocks and other raw materials, including natural gas and ethylene; operating interruptions (including leaks, explosions, fires, mechanical failures, unscheduled downtime, transportation interruptions, spills, releases and other environmental risks); competitive technology positions; failure to achieve the Company's or Equistar's productivity improvement and cost-reduction targets or to complete construction projects on schedule; and, other unforseen circumstances. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements. The information provided in this Quarterly Report is intended to be accurate as of the date hereof; forward-looking information is intended to reflect opinion as of such date; and, such information is not necessarily updated.

ITEM 1.   FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
Consolidated Balance Sheets
(Dollars In Millions, Except Share Data)

                                                               March 31,       December 31,
                                                                  2001             2000
                                                             -------------    -------------
                                                              (Unaudited)
Assets
Current assets
     Cash and cash equivalents                            $            58   $          107
     Trade receivables, net                                           297              306
     Inventories                                                      352              373
     Other current assets                                              85              101
                                                             -------------    -------------
            Total current assets
                                                                      792              887
Property, plant and equipment, net                                    929              957
Investment in Equistar                                                738              760
Other assets                                                          228              225
Goodwill                                                              388              391
                                                             -------------    -------------
            Total assets                                  $         3,075   $        3,220
                                                             =============    =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                        $            50   $           39
     Current maturities of long-term debt                             352              391
     Trade accounts payable                                           144              165
     Accrued expenses and other liabilities                           188              188
                                                             -------------    -------------
            Total current liabilities
                                                                      734              783
Long-term debt                                                        764              767
Deferred income taxes                                                   9               19
Other liabilities                                                     624              646
                                                             -------------    -------------
            Total liabilities
                                                                    2,131            2,215
                                                             -------------    -------------

Commitments and contingencies (Note 7)

Minority interest                                                      20               22
Shareholders' equity
     Preferred stock (par value $.01 per share,
         authorized 25,000,000 shares, none issued and
         outstanding)                                                   -                -
     Common stock (par value $.01 per share, authorized
         225,000,000 shares; 77,896,586 shares issued at
         March 31, 2001 and December 31, 2000,
         respectively)                                                  1                1
     Paid in capital                                                1,322            1,326
     Retained earnings                                                 31               55
     Unearned restricted shares                                      (21)             (25)
     Cumulative other comprehensive loss                            (141)            (107)
     Treasury stock (at cost, 14,463,016 and 13,747,228
         shares at March 31, 2001 and December 31, 2000,
         respectively)                                              (282)            (282)
     Deferred compensation                                             14               15
                                                             -------------    -------------
            Total shareholders' equity                                924              983
                                                             -------------    -------------
Total liabilities and shareholders' equity                $         3,075   $        3,220
                                                             =============    =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Share Data)

                                                                                 Three Months Ended March 31,
                                                                                     2001             2000
                                                                               ------------------------------
                                                                                          (Unaudited)

Net sales                                                                   $           444   $          423
Operating costs and expenses
     Cost of products sold                                                              343              300
     Depreciation and amortization                                                       28               27
     Selling, development and administrative expense                                     43               50
     Restructuring and other charges                                                      5                -
                                                                               -------------    -------------
             Operating income                                                            25               46
Interest expense                                                                       (22)             (19)
Interest income                                                                           1                1
Equity in (loss) earnings of Equistar                                                  (24)               14
Other income, net                                                                         -                3
                                                                               -------------    -------------
(Loss) income from continuing operations before provision
     for income taxes and minority interest                                            (20)               45
Benefit (provision) for income taxes                                                      6             (17)
                                                                               -------------    -------------
(Loss) income from continuing operations before minority interest                      (14)               28
Minority interest                                                                       (1)              (3)
                                                                               -------------    -------------
Net (loss) income                                                           $          (15)   $           25
                                                                               =============    =============
Net (loss) income per share - basic                                         $        (0.24)             0.38
                                                                               -------------    -------------
Net (loss) income per share - diluted                                       $        (0.24)   $         0.37
                                                                               -------------    -------------

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)

                                                                                  Three Months Ended March 31,
                                                                                     2001              2000
                                                                                --------------------------------
                                                                                          (Unaudited)
Cash flows from operating activities
     Net (loss) income                                                       $         (15)   $            25
     Adjustments to reconcile net (loss) income to net cash provided by operating activities
         Depreciation and amortization                                                   28                27
         Deferred income tax (benefit) provision                                        (3)                 3
         Restricted stock amortization                                                  (1)                 -
         Equity in loss (earnings) of Equistar                                           24              (14)
         Minority interest                                                                1                 3
         Changes in assets and liabilities
            Increase in trade receivables                                               (1)              (29)
            Decrease in inventories                                                       6                15
            Decrease in other current assets                                              3                21
            (Increase) decrease in investments and other assets                         (8)                 2
            Decrease in trade accounts payable                                         (14)              (33)
            Increase in accrued expenses and other
              liabilities and income taxes payable                                        -                23
            Decrease in other liabilities                                              (14)               (9)
                                                                               -------------     -------------
         Cash provided by operating activities                                            6                34
Cash flows from investing activities
     Capital expenditures                                                              (28)              (21)
     Distributions from Equistar                                                          -                 -
     Proceeds from sale of fixed assets                                                   2                 2
                                                                               -------------     -------------
         Cash used in investing activities                                             (26)              (19)
Cash flows from financing activities
     Dividends to shareholders                                                          (9)               (9)
     Repurchases of common stock                                                          -              (23)
     Proceeds from long-term debt                                                        25                26
     Repayment of long-term debt                                                       (54)              (34)
     Increase in notes payable                                                           11                 5
                                                                               -------------     -------------
       Cash used in financing activities                                               (27)              (35)
Effect of exchange rate changes on cash                                                 (2)               (2)
                                                                               -------------     -------------
Decrease in cash and cash equivalents                                                  (49)              (22)
Cash and cash equivalents at beginning of year                                          107               110
                                                                               -------------     -------------
Cash and cash equivalents at end of period                                   $           58   $            88
                                                                               =============     =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Shareholders’ Equity
(In Millions) (Unaudited)

                                                                                                                                                          Cumulative
                                                                                                                                        Unearned             Other
                                                    Common Stock           Treasury        Deferred         Paid In        Retained    Restricted        Comprehensive
                                                Shares        Amount         Stock       Compensation       Capital        Earnings      Shares              Loss             Total
                                               ---------     ---------     ---------    ---------------    ---------     -----------  ------------     -----------------    ---------

Balance at December 31, 2000                         64    $        1   $     (282)   $             15   $    1,326   $        55   $        (25)   $             (107)   $      983
Comprehensive income
     Net loss                                                                                                                (15)                                               (15)
     Other comprehensive income                                                                                                                                                    -
          Unrealized loss on cash flow hedges                                                                                                                       (6)          (6)
          Currency translation adjustment      ---------     ---------     ---------    ---------------    ---------     -----------  ------------     -----------------    ---------
Total comprehensive loss                              -             -             -                  -            -          (15)              -                   (34)         (49)
Amortization and adjustment of
     unearned restricted shares                                                                                 (4)                            4                                  -
Issuance of shares from employee
     benefit plan trusts                                                          1                (1)                                                                            -
Shares purchased by rabbi trust                                                 (1)                                                                                              (1)
Dividend to shareholders                                                                                                      (9)                                                (9)
                                               ---------     ---------     ---------    ---------------    ---------     -----------  ------------     -----------------    ---------
Balance at March 31, 2001                            64    $        1   $     (282)   $             14   $    1,322   $        31   $        (21)   $             (141)   $      924

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 1—Description of Company

Millennium Chemicals Inc. (the “Company”) is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals, operating through its subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemicals Inc.; and, through its interest in Equistar Chemicals, LP (“Equistar”), a joint venture among the Company, Lyondell Chemical Company (“Lyondell”) and Occidental Petroleum Corporation (“Occidental”).

The Company and Occidental each have a 29.5% interest in Equistar and Lyondell has a 41% interest. Equistar owns and operates the petrochemical, polymer and derivative businesses contributed to it by its partners. Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar’s strategic plans and other major decisions require the consent of the representatives of the three partners. All decisions of Equistar’s Governance Committee that do not require unanimity among the partners may be made by Lyondell’s representatives alone. The Company accounts for its interest in Equistar using the equity method.

In March 2001, the Company restructured its operations into two business units, the “Growth and Development” unit and the “Operational Excellence” unit. The Growth and Development unit will focus on identifying, developing and managing businesses that the Company believes have growth potential and operating margins exceeding chemical industry averages. The Growth and Development unit includes the Fragrance and Flavor Chemicals group and the Performance Chemicals group. The Operational Excellence unit will focus on identifying, developing and managing businesses with steady cash flow and disciplined growth, and includes the Acetyls segment and the portion of the Titanium Dioxide and Related Products segment that is not included in Performance Chemicals, as well as the interest in Equistar. In connection with this restructuring, the Company realigned its operations committee and management structure and announced the closure of its office in Cincinnati, Ohio.

The Company was incorporated on April 18, 1996, and has been publicly owned since October 1, 1996, when Hanson PLC (“Hanson”) transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company’s common stock (“Common Stock”) were distributed pro rata to Hanson’s shareholders (the “Demerger”).

Note 2—Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary at cost. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented in conformity with generally accepted accounting principles. Such adjustments are normal recurring items.

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

Reclassification: Certain prior year balances have been reclassified to conform with the current year presentation.

Revenue Recognition: Revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment of product to the customer or upon usage of the product by the customer in the case of consignment inventories.

Costs incurred related to shipping and handling are included in cost of products sold. Amounts billed to the customer for shipping and handling are included in sales revenue.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 2—Significant Accounting Policies--Continued

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of 90 days or less. In addition, other assets include approximately $26 and $29 in restricted cash at March 31, 2001 and December 31, 2000, respectively, which is on deposit to satisfy insurance claims.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 35% and 37% of consolidated inventories at March 31, 2001 and December 31, 2000, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                          March 31,       December 31,
                                            2001              2000
                                        -------------    -------------
                                         (Unaudited)
 Inventories
 Finished products                   $           189   $          188
 In-process products                              27               26
 Raw materials                                    86              111
 Other inventories                                50               48
                                        -------------    -------------
                                     $           352   $          373
                                        =============    =============

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Major repairs and improvements incurred in connection with substantial overhauls or maintenance turnaround are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months). Other less substantial maintenance and repair costs are expensed as incurred.

Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of .”

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at March 31, 2001.

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

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 2—Significant Accounting Policies--Continued

Foreign Currency: Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period. Resulting translation adjustments are recorded as a component of cumulative other comprehensive loss in shareholders’ equity. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in income as they occur.

Derivative Instruments and Hedging Activities: All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction (“cash flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign currency” hedge) or (4) a hedge of a net investment in a foreign operation.

Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash-flow hedge are recorded in Other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within shareholders' equity. For derivative instruments not designated as hedging instruments, changes in fair values are recognized in earnings in the current period.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Income Taxes: Deferred income taxes result from temporary differences between the financial statement basis and income tax basis of assets and liabilities and are computed using enacted marginal tax rates of the respective tax jurisdictions. Valuation allowances are provided against deferred tax assets which are not likely to be realized in full. The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Company’s subsidiaries.

Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $6 for each of the three months ended March 31, 2001 and 2000.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 2—Significant Accounting Policies--Continued

Earnings per share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                               For Three Months Ended
                                      March 31,
                                2001             2000
                            ------------------------------
                                      (Unaudited)

Basic                         63,509,577       66,203,843
Options                                -                -
Restricted shares                      -          547,458
                            -------------    -------------
Diluted                       63,509,577       66,751,301
                            =============    =============

The first quarter of 2001 computation of diluted earnings per share does not include 3,125 options to purchase Common Stock and 330,938 restricted shares issued under the Long Term Incentive Plan, as their effect would be antidilutive.

Note 3--Restructuring and Other Charges

During the first quarter of 2001, the Company announced the realignment of its operating and management structure to take better advantage of the Company’s existing growth-oriented businesses and achieve higher returns from its operations that have lower growth rates. In connection with the realignment, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded restructuring and other charges of $5. These charges included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati is expected to close at the end of the second quarter of 2001.

Note 4—Long-Term Debt and Credit Arrangements

                                                                   March 31,        December 31,
                                                                     2001               2000
                                                                 -------------     -------------
                                                                  (Unaudited)
Revolving Credit Facility bearing interest at
     the bank's prime lending rate, or at LIBOR or NIBOR
     plus .275% at the option of the Company plus a
     facility Fee of .15% to be paid quarterly                 $          350   $           388
7% Senior Notes due 2006                                                  500               500
7.625% Senior Debentures due 2026                                         249               249
Debt payable through 2007 at interest rates ranging
     from 2% to 9.5%                                                       17                21
Less current maturities of long-term debt                               (352)             (391)
                                                                 -------------     -------------
                                                               $          764   $           767
                                                                 =============     =============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 4—Long-Term Debt and Credit Arrangements--Continued

Under the Revolving Credit Agreement, as most recently amended on January 12, 2000, certain of the Company’s subsidiaries may borrow up to $500 under the Company’s unsecured multi-currency revolving credit facility (the “Credit Agreement”). The Company guarantees borrowings under this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

The Company is in the process of refinancing borrowings under the Credit Agreement, which matures in late July 2001. The new borrowings are expected to have a higher interest cost than the debt currently outstanding under the Credit Agreement.

The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale-and-leaseback transactions; (iii) engage in mergers, consolidations or sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm’s-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria. On January 12, 2000, one of the financial covenants in the Credit Agreement was amended to permit the Company to remain compliant after the 1999 charge for loss in value of the Equistar investment. The Company is in compliance with all the covenants in the Credit Agreement.

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

Note 5—Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s financial statements.

The Company is exposed to market risk, such as changes in currency exchange rates and commodity pricing. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company’s policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 5—Derivative Instruments and Hedging Activities--Continued

In addition, the Company utilizes forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. As of March 31, 2001, approximately $4 of deferred net losses on foreign currency cash flow hedges accumulated in OCI are expected to be reclassified to earnings during the next twelve months.

The Company hedges its net investment position in major currencies. To accomplish this, the Company borrows directly in foreign currencies and designates a portion of the foreign currency debt as a hedge of net investments. Currency effects of these hedges, reflected in the cumulative translation section of shareholders’ equity, produced a $11 gain during the quarter, leaving an accumulated net balance of $38.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by weather and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with a maximum maturity of three years. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. As of March 31, 2001, approximately $1 of deferred net losses on commodity swaps accumulated in OCI are expected to be reclassified to earnings during the next twelve months. No cash flow hedges were discontinued during the quarter ended March 31, 2001.

Note 6—Related Party Transactions

One of the Company’s subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas, facility up to a maximum of 330 million pounds per year from Equistar. The agreement automatically renews annually. The initial term of the contract was through December 1, 2000 and was automatically renewed. Either party may terminate on one year’s notice and neither party has provided such notice.

One of the Company’s subsidiaries sells vinyl acetate monomer (“VAM”) to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year (“Annual Maximum”) for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total pur-chase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The agreement automatically renews annually. The initial term of the contract was through December 31, 2000 and was automatically renewed. Either party may terminate on one year’s notice and neither party has provided such notice.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 6—Related Party Transactions--Continued

One of the Company’s subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, administrative office space, and health, safety and environmental services.

Note 7—Commitments and Contingencies

Legal and Environmental: The Company and various of its subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials manufactured by the Company’s current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.

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

Certain of the Company’s subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company’s subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency (“EPA”) or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $0.3 to $29. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study has been completed and submitted to the State of Michigan. This matter has been stayed and now is being addressed through the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by the Kalamazoo River Study Group, of which the Company’s subsidiary is a member.

Celanese International Corporation (“Celanese”) filed suit in 1999 against a Company subsidiary alleging infringement of a Celanese patent relating to acetic acid production technology. In this suit, Celanese seeks monetary damages and injunctive relief. The Company has substantial defenses to this lawsuit and is vigorously defending it.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 7—Commitments and Contingencies--Continued

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $100 and $104 and has accrued $104 as of March 31, 2001. The Company’s ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability and the remediation methods and technologies to be used.

Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of titanium dioxide that expire in 2002. Total commitments to purchase ore under these agreements is approximately $345. The Company has certain other agreements to purchase raw materials and utilities with various terms extending through 2020. The obligation under these agreements is approximately $446.

Other Contingencies: The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the Demerger stock dividend for United Kingdom tax purposes for Hanson and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company will continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Hanson also agreed that the Company’s Board of Directors will be the only medium through which strategic control and policy-making powers are exercised, and that board meetings almost invariably will be held in the United Kingdom during this period. The Company has agreed not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue and to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company’s By-Laws provide for similar constraints. The Company and Hanson estimate that such indemnification obligation would have amounted to approximately $421 if it had arisen during the twelve months ended September 30, 1997, and that such obligation will decrease by approximately $84 on each October 1st prior to October 1, 2001, when it will expire.

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed for purposes of United Kingdom corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company’s tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company, adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company’s assets, currency movements and inflation rates, it is possible to predict the magnitude of such liability, should it arise.

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 8—Operations by Business Segment

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products; Acetyls; and, Fragrance and Flavor Chemicals.

The following is a summary of the Company's operations by business segment:

                                                       Three Months Ended March 31,
                                                          2001              2000
                                                     -------------------------------
                                                               (Unaudited)
Net sales
     Titanium Dioxide and Related Products         $          319    $          323
     Acetyls                                                   99                69
     Fragrance and Flavor Chemicals                            26                31
                                                     -------------     -------------
         Total                                     $          444    $          423
                                                     =============     =============

Operating income (loss)
     Titanium Dioxide and Related Products         $           29    $           32
     Acetyls                                                  (3)                 7
     Fragrance and Flavor Chemicals                             4                 7
     Unallocated costs (1)                                    (5)                 -
                                                     -------------     -------------
         Total                                     $           25    $           46
                                                     =============     =============

Depreciation and amortization
     Titanium Dioxide and Related Products         $           21    $           21
     Acetyls                                                    5                 4
     Fragrance and Flavor Chemicals                             2                 2
                                                     -------------     -------------
         Total                                     $           28    $           27
                                                     =============     =============

Capital expenditures
     Titanium Dioxide and Related Products         $           23    $           16
     Acetyls                                                    2                 2
     Fragrance and Flavor Chemicals                             1                 3
     Corporate                                                  2                 -
                                                     -------------     -------------
         Total                                     $           28    $           21
                                                     =============     =============

(1) Represents restructuring and other charges

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 9—Supplemental Financial Information

Millennium America Inc. (“Millennium America”), a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the “Company”), is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026 and is the principal borrower under the Company’s Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2001 and December 31, 2000, Condensed Consolidating Statements of Operations for the three months ended March 31, 2001 and 2000, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2001 and 2000 are provided for Millennium Chemicals Inc. as supplemental financial statements of the Company.

                                                      MILLENNIUM                                            MILLENNIUM
                                                      AMERICA AND            ALL            ELIMIN-          CHEMICALS
                                                     SUBSIDIARIES           OTHER           ATIONS             INC.
                                                   ----------------------------------------------------------------------
March 31, 2001 (Unaudited)
---------------------------
Assets
Inventories                                     $               181  $           171  $                $             352
Other current assets                                            244              196                                 440
Propery, plant and equipment, net                               511              418                                 929
Investment in Equistar                                          738                -                                 738
Investment in subsidiaries                                        -            3,372          (3,372)                  -
Other assets                                                    198               30                                 228
Goodwill                                                        388                -                                 388
Due from parent and affiliates                                  492              312            (804)                  -
                                                   -----------------    -------------    -------------    ---------------
   Total assets                                 $             2,752  $         4,499  $       (4,176)  $           3,075
                                                   =================    =============    =============    ===============

Liabilities and shareholders' equity
Current maturities of long-term debt            $               350  $             2  $                $             352
Other current liabilities                                       253              129                                 382
Long-term debt                                                  749               15                                 764
Other liabilities                                               575               58                                 633
Due to parent and affiliates                                    312              492            (804)                  -
                                                   -----------------    -------------    -------------    ---------------
   Total liabilities                                          2,239              696            (804)              2,131

Minority interest                                                 1               19                                  20
Shareholders' equity                                            512            3,784          (3,372)                924
                                                   -----------------    -------------    -------------    ---------------
   Total liabilities and shareholders' equity   $             2,752  $         4,499  $       (4,176)  $           3,075
                                                   =================    =============    =============    ===============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 9—Supplemental Financial Information--Continued

                                                      MILLENNIUM                                            MILLENNIUM
                                                      AMERICA AND            ALL            ELIMIN-          CHEMICALS
                                                     SUBSIDIARIES           OTHER           ATIONS             INC.
                                                   ----------------------------------------------------------------------
December 31, 2000
------------------
Assets
Inventories                                     $               183  $           190  $                $             373
Other current assets                                            267              247                                 514
Property, plant and equipment, net                               515              442                                 957
Investment in Equistar                                          760                -                                 760
Investment in subsidiaries                                        -            3,372          (3,372)                  -
Other assets                                                    194               31                                 225
Goodwill                                                        391                -                                 391
Due from parent and affiliates                                  514              317            (831)                  -
                                                   -----------------    -------------    -------------    ---------------
    Total assets                                $             2,824  $         4,599  $       (4,203)  $           3,220
                                                   =================    =============    =============    ===============

Liabilities and shareholders' equity
Current maturities of long-term debt            $               360  $            31  $                $             391
Other current liabilities                                       232              160                                 392
Long-term debt                                                  749               18                                 767
Other liabilities                                               604               61                                 665
Due to parent and affiliates                                    317              514            (831)                  -
                                                   -----------------    -------------    -------------    ---------------
   Total liabilities                                          2,262              784            (831)              2,215

Minority interest                                                 1               21                                  22
Shareholders' equity                                            561            3,794          (3,372)                983
                                                   -----------------    -------------    -------------    ---------------
   Total liabilities and shareholders' equity   $             2,824  $         4,599  $       (4,203)  $           3,220
                                                   =================    =============    =============    ===============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 9—Supplemental Financial Information--Continued

                                                      MILLENNIUM                                            MILLENNIUM
                                                      AMERICA AND            ALL            ELIMIN-          CHEMICALS
                                                     SUBSIDIARIES           OTHER           ATIONS             INC.
                                                   ----------------------------------------------------------------------
March 31, 2001 (Unaudited)
-------------------------
Net sales                                        $              275  $           227  $          (58)  $             444
Cost of goods sold                                              225              176             (58)                343
Depreciation and amortization                                    14               14                                  28
Selling, development and administrative expense                  31               12                                  43
Restructuring and other charges                                   5                -                                   5
                                                   -----------------    -------------    -------------    ---------------
    Operating income                                              -               25                -                 25
Interest expense, net                                          (12)              (9)                                (21)
Equity in loss of Equistar                                     (24)                -                                (24)
Other income (expense), net                                       4              (5)                                 (1)
Benefit (provision) for income taxes                              9              (3)                                   6

                                                   -----------------    -------------    -------------    ---------------
     Net loss                                   $              (23)  $             8  $             -  $            (15)
                                                   =================    =============    =============    ===============

March 31, 2000 (Unaudited)
-------------------------
Net sales                                       $               253  $           235  $          (65)  $             423
Cost of goods sold                                              176              189             (65)                300
Depreciation and amortization                                    15               12                -                 27
Selling, development and administrative expense                  33               17                -                 50
                                                   -----------------    -------------    -------------    ---------------
     Operating income                                            29               17                -                 46
Interest expense, net                                          (10)              (8)                                (18)
Equity in earnings of Equistar                                   14                -                                  14
Other income (expense), net                                       2              (2)                                   -
(Provision) benefit for income taxes                           (21)                4                                (17)
                                                   -----------------    -------------    -------------    ---------------
     Net income                                 $                14  $            11  $             -  $              25
                                                   =================    =============    =============    ===============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 9—Supplemental Financial Information--Continued

                                                       MILLENNIUM                                          MILLENNIUM
                                                       AMERICA AND           ALL            ELIMIN-         CHEMICALS
                                                      SUBSIDIARIES          OTHER           ATIONS             INC.
                                                    --------------------------------------------------------------------
March 31, 2001 (Unaudited)
-------------------------
Cash flow from operations                        $               (1) $             7  $                $              6
Cash flow from investing activities
   Capital expenditures                                         (10)            (18)                               (28)
   Proceeds from sale of fixed assets                              -               2                                  2
                                                    -----------------   -------------    -------------    --------------
       Cash used in investing activities                        (10)            (16)                -              (26)
Cash flow from financing activities
   Dividends to shareholders                                       -             (9)                                (9)
   Proceeds from long-term debt                                   25               -                                 25
   Repayment of long-term debt                                  (25)            (29)                               (54)
   Intercompany                                                   17            (17)                                  -
   Increase in notes payable                                      16             (5)                                 11
                                                    -----------------   -------------    -------------    --------------
Cash provided by (used in) financing activities                   33            (60)                -              (27)
Effect of exchange rate changes on cash                         (12)              10                                (2)
                                                    -----------------   -------------    -------------    --------------
Increase (decrease) in cash and cash equivalents                  10            (59)                -              (49)
Cash and cash equivalents at beginning of year                    32              75                                107
                                                    -----------------   -------------    -------------    --------------
Cash and cash equivalents at end of period       $              (22) $            16  $             -  $             58
                                                    =================   =============    =============    ==============

March 31, 2000 (Unaudited)
-------------------------
Cash flow from operations                        $                37 $           (3)  $                $             34
Cash flow from investing activities
   Capital expenditures                                         (12)             (9)                               (21)
   Proceeds from sale of fixed assets                              1               1                                  2
                                                    -----------------   -------------    -------------    --------------
       Cash used in investing activities                        (11)             (8)                -              (19)
Cash flow from financing activities
   Dividends to shareholders                                       -             (9)                                (9)
   Repurchase of common stock                                   (23)               -                               (23)
   Proceeds from long-term debt                                   25               1                                 26
   Repayment of long-term debt                                  (30)             (4)                               (34)
   Intercompany                                                   20            (20)                                  -
   Increase in notes payable                                       3               2                                  5
                                                    -----------------   -------------    -------------    --------------
Cash used in financing activities                                (5)            (30)                -              (35)
Effect of exchange rate changes on cash                         (25)              23                                (2)
                                                    -----------------   -------------    -------------    --------------
Decrease in cash and cash equivalents                            (4)            (18)                -              (22)
Cash and cash equivalents at beginning of year                    34              76                                110
                                                    -----------------   -------------    -------------    --------------
Cash and cash equivalents at end of period       $                30 $            58  $             -  $             88
                                                    =================   =============    =============    ==============

MILLENNIUM CHEMICALS INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 10—Information on Equistar

The following is summarized financial information for Equistar:

                                                   March 31,        December 31,
                                                     2001               2000
                                                 -------------     -------------
                                                  (Unaudited)

Current assets                                 $        1,352    $        1,332
Noncurrent assets                                       5,233             5,250
                                                 -------------     -------------
      Total assets                             $        6,585    $        6,582
                                                 =============     =============

Current liabilities                            $          926    $          743
Non-current liabilities                                 2,199             2,299
Partners' capital                                       3,460             3,540
                                                 -------------     -------------
      Total liabilities and partners' capital  $        6,585    $        6,582
                                                 =============     =============

                                                       Three Months Ended
                                                            March 31,
                                                     2001              2000
                                                 -------------------------------
                                                           (Unaudited)
Net sales                                      $        1,773    $        1,807
Operating income                                         (36)                99
Net income                                               (77)                56

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.’s (the “Company”) principal operations are grouped into three business segments: Titanium Dioxide (“TiO2”) and Related Products, Acetyls and Fragrance and Flavor Chemicals. The Company also holds a 29.5% interest in Equistar Chemicals, LP (“Equistar”). The Company’s interest in Equistar is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar’s financial results for the relevant period is included below since the Company’s interest in Equistar is a significant component of its business.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, the Cautionary Statements referred to in “Disclosure Concerning Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q should be reviewed carefully.

RESULTS OF CONSOLIDATED OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                         2001              2000
                                                    --------------------------------
                                                    (In millions, except share data)
                                                             (Unaudited)

Net sales                                         $          444   $           423

Operating income                                              25                46

Equity (loss) in earnings of Equistar                       (24)                14

Net (loss) income                                           (15)                25

Basic (loss) earnings per share                           (0.24)              0.38

Diluted (loss) earnings per share                         (0.24)              0.37

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

First quarter 2001 results were significantly impacted by the rising cost of natural gas. The largest impact was experienced in the Acetyls business segment, where natural gas is used as a feedstock. The Titanium Dioxide and Related Products and Fragrance and Flavors business segments were impacted to a lesser extent. In addition, reduced demand led the Company to reduce plant operating rates in all segments, which increased the Company’s per unit cost of products sold.

Net sales for the quarter ended March 31, 2001 increased 5% to $444 million from $423 million in the same period of 2000. The increased sales were due primarily to higher prices for acetyls, as volumes in all businesses were below prior year levels.

Operating income of $25 million for the quarter ended March 31, 2001 decreased $21 million or 46% from the first quarter of 2000.

The Company reported a net loss of $15 million or ($0.24) per share for the first quarter of 2001 compared to net income of $25 million or $0.38 per share for the same period last year. Although the Titanium Dioxide and Related Products and Fragrance and Flavors segments reported lower profits and Acetyls reported an operating loss, the main reason for the large decrease was the equity loss of $24 million from Equistar in the first quarter of 2001, compared to equity earnings of $14 million in the first quarter of 2000. The first quarter of 2001 includes an after-tax one-time charge of $4 million or $0.065 per share for the closure of Equistar’s Port Arthur, Texas plant and after-tax restructuring and other charges of $4 million or $0.065 per share related to the closing of the Company’s Cincinnati office and the reorganization of the Company’s management team. Excluding these charges the net loss would have been $7 million or ($0.11) per share.

SEGMENT ANALYSIS

Titanium Dioxide and Related Products

                                    Three Months Ended
                                         March 31,
                                  2001              2000
                              -------------------------------
                                       (In millions)
                                        (Unaudited)

Net sales                   $          319   $           323

Operating income                        29                32

First quarter 2001 operating income of $29 million decreased $3 million or 10% from the first quarter of 2000. Net sales of $319 million for the first quarter of 2001 decreased approximately 1% from the same period last year due to flat pricing and overall sales volumes that were 1% lower than the first quarter of 2000. The most significant reason for the decline in operating profit is the increase in per unit cost of products sold that resulted from reduced production rates.

The operating rate for the first quarter of 2001 was 88%, based on an annual effective capacity of 712,000 metric tons, compared to 96% for the comparable period last year, primarily because production was curtailed during the first quarter of 2001 in order to match production with reduced market demand.

Manufacturing costs per ton in the first quarter of 2001 increased 5% from the comparable period last year due to reduced operating rates and higher natural gas costs.

The Northern Hemisphere markets have not yet demonstrated the normal seasonal spring pick-up in demand. The Company plans to continue to match plant operating rates with demand. To the extent operating rates remain below prior year levels, unit cost of products sold will be higher than in 2000. However, cost-saving initiatives have generated over $5 million of selling, general and administrative savings, compared to last year’s first quarter. Second quarter results will depend on a return to historical levels of seasonal demand in Europe and North America.

Acetyls

                                     Three Months Ended
                                          March 31,
                                   2001              2000
                               -------------------------------
                              (In millions, except share data)
                                         (Unaudited)

Net sales                    $           99   $            69

Operating income                        (3)                 7

The Acetyls business reported a first quarter 2001 operating loss of $3 million, a decrease of $10 million from the same period last year. Net sales for the first quarter of 2001 increased 43% from the first quarter of 2000 to $99 million, primarily due to increased prices.

First quarter higher natural gas prices increased costs $27 million over the first quarter last year. However, natural gas costs were highest in January, but then declined each month during the first quarter, with March natural gas prices averaging one-half of January’s natural gas prices, and the acetyls business returned to profitability for the month of March. Increased ethylene prices and increased cost per unit resulting from reduced rates of production accounted for the remainder of the decline in operating income.

VAM prices in the first quarter increased 31% compared to the first quarter last year, reflecting higher raw material costs. These increases, however, were unable to keep pace with increases in the cost of natural gas and ethylene. Acetic acid prices in the first quarter increased 35% from the comparable period last year. Methanol prices in the first quarter increased 133% compared to the first quarter last year, driven by very high natural gas costs. Sales volume for VAM increased 6% for the quarter ended March 31, 2001 versus the prior year quarter. Volumes were weak in acetic acid and methanol due to the slowdown in the U.S. economy and the reduction in export business, reflecting the competitive disadvantage for U.S. Gulf Coast producers as U.S. natural gas costs rose to unprecedented levels.

In the second quarter, the decline in natural gas costs, if sustained, should allow the acetyls business to return to profitability. In order to help manage the risk associated with the volatility of natural gas prices, the Company has fixed the price of natural gas for a majority of its 2001 requirements. However, an increase in overall economic activity will be required to return to year-earlier profit levels.

Fragrance and Flavor Chemicals

                                        Three Months Ended
                                             March 31,
                                      2001              2000
                                  -------------------------------
                                  (In millions, except share data)
                                             (Unaudited)

Net sales                       $           26   $            31

Operating income                             4                 7

The market for fragrance chemicals remained very competitive in the first quarter of 2001. Operating income of $4 million for the three months ended March 31, 2001 decreased $3 million, or 38%, from the first quarter of 2000. Net sales decreased $3 million, or 9%, from the same period last year.

Sales volumes, in total, were down 8% from last year’s first quarter. However, excluding sales of the lower margin products, sales volumes were down only 2%. The decline in operating income is primarily attibutable to a 1% decline in selling prices versus the prior year quarter. To a lesser extent, reduced sales volumes and increased cost per unit from reduced production and higher natural gas costs impacted operating income.

Average selling prices declined 1% compared to last year’s first quarter. The price of crude sulfate turpentine, the key raw material, remained unchanged from last year’s first quarter. We expect this difficult market to continue for the remainder of the year, although there are some signs of improvement.

Equistar

                                                  Three Months Ended
                                                       March 31,
                                                2001              2000
                                            -------------------------------
                                                     (In millions)
                                                      (Unaudited)

Equity in (loss) earnings                 $         (24)   $            14

Millennium’s 29.5% interest in Equistar reported a first quarter post-interest equity loss of $24 million compared to $14 million of equity income in the first quarter last year. Included in the first quarter of 2001 is a $6 million charge representing Millennium’s share of the severance and other costs associated with the shutdown of Equistar’s Port Arthur plant.

Ethylene prices increased 14% in the first quarter of 2001 over the first quarter of 2000, while volumes declined approximately 13%. The cost of ethylene increased 20% in the first quarter of 2001 over the first quarter of 2000. Polyethylene prices increased slightly, on average, but volumes declined 13% in the first quarter of 2001 compared to the first quarter of 2000. Heavy liquid feedstock costs increased 2% in the first quarter of 2001 over the first quarter of 2000. Natural gas liquids prices increased an average of 14% in the first quarter of 2001 over last year’s first quarter.

Ethylene contract prices settled down $0.01 per pound for March and $0.02 per pound for April. Market demand for polyethylene is low given both new industry capacity and uneasiness about the U.S. economy. A recovery in U.S. demand will be necessary before any substantial improvement in Equistar’s results occurs.

RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2001, the Company announced the realignment of its operating and management structure to take better advantage of the Company’s existing growth-oriented businesses, and achieve higher returns from its operations that have lower growth rates. In connection with the realignment, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded restructuring and other charges of $5 million. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati is expected to close at the end of the second quarter of 2001.

FOREIGN CURRENCY MATTERS

The functional currency of each of the Company’s non-United States operations (principally the TiO2 businesses in the United Kingdom, France, Brazil and Australia) is the local currency. The impact of currency translation in consolidating the results of operations and the financial position of such operations is included as a component of comprehensive income in the consolidated statement of changes in shareholders’ equity. Future events that may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, can not be predicted.

In addition, the Company buys materials and sells products in a variety of currencies in various parts of the world. Its results are therefore impacted by changes in the relative value of currencies in which it deals. The Company’s primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions made by the Company’s foreign operations. The Company currently uses forward exchange contracts to mitigate the effect of foreign exchange rate movements on the Company’s operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the three months ended March 31, 2001 was $6 million compared to $34 million provided for the three months ended March 31, 2000. The decrease was due primarily to lower profitability, a decrease in trade accounts payable and other liabilities, and an increase in investments and other assets.

Cash used in investing activities was $26 million compared to $19 million in the first three months of 2000 due to increased capital expenditures.

Cash used in financing activities was $27 million in the first three months of 2001 compared to $35 million used in the first three months of 2000. The 2001 period reflects a net $18 million repayment of debt while the 2000 period reflects a net repayment of debt of $3 million and $23 million for the repurchase of shares.

The Company expects to spend approximately $100 million in 2001 for capital expenditures, of which $28 million was spent during the first quarter.

The Company is in the process of refinancing outstanding borrowings under its revolving bank credit facility, which matures in late July 2001. As a result of conditions in the current credit markets, the Company’s replacement borrowings are expected to have a higher interest cost than the indebtedness currently outstanding under the existing bank credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion under the caption “Foreign Currency Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

	11.1	Statement re: computation of per share earnings

(b)		No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001 and through the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date: May 15, 2001
John E. Lushefski
Senior Vice President and Chief Financial Officer
(as duly authorized officer and principal financial officer)

                                                   EXHIBIT INDEX
                                                   -------------

11.1          Statement re: computation of per share earnings

COMPUTATION OF PER SHARE EARNINGS                           EXHIBIT 11.1

                                                             WEIGHTED
BASIC                                                         AVERAGE
-----------                                                    # OF             EARNINGS
                                            SHARES            SHARES            PER SHARE
                                        --------------     -------------     ---------------

Shares of common stock outstanding
  at December 31, 1999                     66,508,567        66,508,567

Shares repurchased:
  March                                   (1,382,300)         (460,767)
Shares issued:
  January                                      10,594            10,594
  February                                    220,378           145,449
                                        --------------     -------------

Shares of common stock outstanding
  at March 31, 2000                        65,357,239        66,203,843
                                        ==============     =============

Income from continuing operations                                                25,000,000
                                                                             ---------------
Weighted average shares outstanding                                             66,203,843
Basic earnings per share                                                               0.38

Shares of common stock outstanding
  at December 31, 2000                     63,493,175        63,493,175

Shares repurchased:
  February                                    (5,601)           (3,734)

Shares issued:
  February                                    30,204             20,136
                                        --------------     -------------

Shares of common stock outstanding
  at March 31, 2001                        63,517,778        63,509,577
                                        ==============     =============

Income from continuing operations                                              (15,235,000)
                                                                             ---------------
Weighted average shares outstanding                                              63,509,577
Basic earnings per share                                                             (0.24)

COMPUTATION OF PER SHARE EARNINGS                           EXHIBIT 11.1

                                                             WEIGHTED
DILUTED                                                       AVERAGE
---------------------                                          # OF             EARNINGS
                                            SHARES            SHARES            PER SHARE
                                        --------------     -------------     ---------------

Shares of common stock outstanding
  at December 31, 1999                     66,508,567        66,508,567

Shares repurchased:
  March                                   (1,382,300)         (460,767)

Shares issued:
  January                                      10,594            10,594
  February                                    220,378           145,449
  Options                                     538,000                 -
  Time vested restricted stock                608,624           405,363
  Performance based restricted stock          228,224           142,095
                                        --------------     -------------

Shares of common stock outstanding
  at March 31, 2000                        66,732,087        66,751,301
                                        ==============     =============

Income from continuing operations                                                25,000,000
                                                                             ---------------
Weighted average shares outstanding                                              66,751,301
Diluted earnings per share                                                             0.37

Shares of common stock outstanding
  at December 31, 2000                     63,493,175        63,493,175

Shares repurchased:
  February                                    (5,601)           (3,734)

Shares issued:
  February                                     30,204            20,136

Options                                       604,000                 -
Time vested restricted stock                  196,578                 -
Performance based restricted stock            801,016                 -
                                        --------------     -------------

Shares of common stock outstanding
  at March 31, 2001                        65,119,372        63,509,577
                                        ==============     =============

Income from continuing operations                                              (15,235,000)
                                                                             ---------------
Weighted average shares outstanding                                             63,509,577
Diluted earnings per share                                                           (0.24)