Form 10-K/A
period 2000-12-31
MILLENNIUM CHEMICALS INC
filed 2001-07-06
CIK 1018099

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-K/A
                              -------------------

                                AMENDMENT NO. 1
                              -------------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________
                        COMMISSION FILE NUMBER: 1-12091
                              -------------------

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

________________________________________________________________________________

                                EXPLANATORY NOTE

    Millennium Chemicals Inc. (the 'Company') is filing this amendment to its Form 10-K for the fiscal year ended December 31, 2000 to revise the Supplemental Financial Information of the Company that was included on pages F-2 through F-6 of such Form 10-K. Such revised Supplemental Financial Information includes revisions to disclose the financial position, results of operations and cash flows of the Company, Millennium America Inc., an indirect, wholly owned subsidiary of the Company ('Millennium America'), and subsidiaries of the Company other than Millennium America. Items 8 and 14, as amended, are hereby provided in their entirety.

                                    PART II

Item 8. Financial Statements and Supplementary Data

    The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 27 through 45 of the Annual Report to Shareholders are incorporated herein by reference.

    In addition, the revised Supplemental Financial Information and the Financial Statement Schedule listed in Item 14(a)(1)(ii) and (2) of this Form 10-K/A, including the report of PricewaterhouseCoopers LLP thereon, are incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

       1. (i) The Consolidated Financial Statements of the Company, including the Notes thereto, and the report of PricewaterhouseCoopers LLP thereon, contained on pages 27 through 45 of the Annual Report to Shareholders, consist of the following:

                                                                  Page of
                                                               the Company's
                                                               Annual Report
                                                               -------------
 -- Report of PricewaterhouseCoopers LLP....................         27
 -- Consolidated Balance Sheets -- December 31, 2000 and
    1999......................................................       28
 -- Consolidated Statements of Operations -- Years Ended
    December 31, 2000, 1999 and 1998..........................       29
 -- Consolidated Statements of Cash Flows -- Years Ended
    December 31, 2000, 1999 and 1998..........................       30
 -- Consolidated Statements of Changes in Shareholders'
    Equity -- Years Ended December 31, 2000, 1999 and 1998....       31
 -- Notes to Consolidated Financial Statements..............    32 - 45

         With the exception of the information listed directly above and the information specifically incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of the Annual Report on Form 10-K, the Annual Report to Shareholders is not to be deemed filed as a part of the Annual Report on Form 10-K.

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

       2. Financial Statement Schedule.

          Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of the Annual Report on Form 10-K, should be read in conjunction with the Financial Statements included in Item 8 of the Annual Report on Form 10-K. Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.

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
10.24      -- Millennium Chemicals Inc. Omnibus Incentive Compensation
              Plan **'D'
10.25(a)   -- Master Transaction Agreement between the Company and
              Lyondell (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated July 25, 1997)*
10.25(b)   -- First Amendment to Master Transaction Agreement between
              Lyondell and the Company (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated October 17,
              1997)*
10.26(a)   -- Amended and Restated Partnership Agreement of Equistar,
              dated May 15, 1998 (Filed as Exhibit 10.36 to the 1998
              Form 10-K)*
10.26(b)   -- First Amendment to the Limited Partnership Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.22(b) to
              the 1999 Form 10-K)*
10.26(c)   -- Second Amendment to the Limited Partnership Agreement
              dated as of February 16, 1999(filed as Exhibit 10.22(c) to
              1999 Form 10-K)*
10.27(a)   -- Asset Contribution Agreement ('Millennium Asset
              Contribution Agreement') among Millennium Petrochemicals,
              Millennium Petrochemicals LP LLC and Equistar (Filed as an
              Exhibit to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.27(b)   -- First Amendment to the Millennium Asset Contribution
              Agreement dated as of May 15, 1998 (Filed as Exhibit
              10.23(b) to the 1999 Form 10-K)*
10.28(a)   -- Asset Contribution Agreement ('Lyondell Asset
              Contribution Agreement') among Lyondell, Lyondell
              Petrochemicals L.P. Inc. and Equistar (Filed as an Exhibit
              to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.28(b)   -- First Amendment to Lyondell Asset Contribution Agreement
              dated as of May 15, 1998 (Filed as Exhibit 10.24(b) to the
              1999 Form 10-K)*
10.29(a)   -- Amended and Restated Parent Agreement among Lyondell, the
              Company, Occidental, Oxy CH Corporation, Occidental
              Chemical Corporation, and Equistar, dated as of May 15,
              1998, (Filed as Exhibit 10.37 to the 1998 Form 10-K)*
10.29(b)   -- First Amendment to Amended and Restated Parent Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.25(b) to
              the 1999 form 10-K)*
11.1       -- Statement re: computation of per share earnings**
13         -- Information incorporated by reference from the Annual
              Report to Shareholders for the Year Ended December 31,
              2000**
21.1       -- Subsidiaries of the Company**
23.1       -- Consent of PricewaterhouseCoopers LLP**
23.2       -- Consent of PricewaterhouseCoopers LLP**
23.3       -- Consent of PricewaterhouseCoopers LLP**
23.4       -- Consent of PricewaterhouseCoopers LLP**
27.1       -- Financial Data Schedule**
99.1       -- Form of Letter Agreement, dated July 3, 1996, between
              Hanson and United Kingdom Inland Revenue (Filed as Exhibit
              99.2 to the Form 10)*
           In additon, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above
             which defines the rights of the holders of long-term debt
             of the Company and its subsidiaries.

---------

*  Incorporated by reference

** Filed herewith

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

    (b) Reports on Form 8-K  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLENNIUM CHEMICALS INC.
                                          By:        /s/ JOHN E. LUSHEFSKI
                                              ..................................
                                                      John E. Lushefski
                                                  Senior Vice President and
                                                   Chief Financial Officer

July 5, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     SUPPLEMENTAL FINANCIAL INFORMATION AND
                        THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.

    Our audits of the consolidated financial statements referred to in our report dated January 26, 2001, appearing on page 27 of the 2000 Annual Report to Shareholders of Millennium Chemicals Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Supplemental Financial Information of Millennium Chemicals Inc. and the Financial Statement Schedule listed in
Item 14(a) of this Annual Report on Form 10-K/A. In our opinion, such Supplemental Financial Information of Millennium Chemicals Inc. and the Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
January 26, 2001

                           MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION

    Millennium America Inc. ('Millennium America'), a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the 'Company'), is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006, and the 7.625% Senior Debentures due November 15, 2026, and is the principal borrower under the Company's Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2000 and 1999, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2000, are provided for Millennium Chemicals Inc. as supplemental financial information of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America and all subsidiaries of the Company other than Millennium America. The investment in subsidiaries is accounted for on the equity method.

                           MILLENNIUM CHEMICALS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        as of December 31, 2000 and 1999

                                               Millennium      Millennium                                        Millennium
                                              America Inc.   Chemicals Inc.   Non-guarantor                    Chemicals Inc.
                                                (Issuer)      (Guarantor)      Subsidiaries    Eliminations   and Subsidiaries
                                                --------      -----------      ------------    ------------   ----------------
2000
                   ASSETS
Inventories.................................     $               $                $  373          $                $  373
Other current assets........................          1                              527                              528
Property, plant and equipment, net..........                                         957                              957
Investment in Equistar......................                                         760                              760
Investment in subsidiaries..................      5,229           1,033                            (6,262)        --
Other assets................................          3                              208                              211
Goodwill....................................                                         391                              391
Due from parent and affiliates..............        633                                              (633)        --
                                                 ------          ------           ------          -------          ------
    Total assets............................     $5,866          $1,033           $3,216          $(6,895)         $3,220
                                                 ------          ------           ------          -------          ------
                                                 ------          ------           ------          -------          ------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt........     $  360          $                $   31          $                $  391
Other current liabilities...................         24                              368                              392
Long-term debt..............................        749                               18                              767
Other liabilities...........................                          3              662                              665
Due to parent and affiliates................                         47              586             (633)        --
                                                 ------          ------           ------          -------          ------
    Total liabilities.......................      1,133              50            1,665             (633)          2,215
Minority interest...........................                                          22                               22
Shareholders' equity........................      4,733             983            1,529           (6,262)            983
                                                 ------          ------           ------          -------          ------
    Total liabilities and shareholders'
      equity................................     $5,866          $1,033           $3,216          $(6,895)         $3,220
                                                 ------          ------           ------          -------          ------
                                                 ------          ------           ------          -------          ------
1999
                   ASSETS
Inventories.................................     $               $                $  361          $                $  361
Other current assets........................          1                              495                              496
Property, plant and equipment, net..........                                         995                              995
Investment in Equistar......................                                         800                              800
Investment in subsidiaries..................      5,170           1,020                            (6,190)        --
Other assets................................          4                              190                              194
Goodwill....................................                                         404                              404
Due from parent and affiliates..............        536                                              (536)        --
                                                 ------          ------           ------          -------          ------
    Total assets............................     $5,711          $1,020           $3,245          $(6,726)         $3,250
                                                 ------          ------           ------          -------          ------
                                                 ------          ------           ------          -------          ------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................     $   41          $                $  454          $                $  495
Long-term debt..............................      1,010                               13                            1,023
Other liabilities...........................                          3              698                              701
Due to parent and affiliates................                          2              534             (536)        --
                                                 ------          ------           ------          -------          ------
    Total liabilities.......................      1,051               5            1,699             (536)          2,219
Minority interest...........................                                          16                               16
Shareholders' equity........................      4,660           1,015            1,530           (6,190)          1,015
                                                 ------          ------           ------          -------          ------
    Total liabilities and shareholders'
      equity................................     $5,711          $1,020           $3,245          $(6,726)         $3,250
                                                 ------          ------           ------          -------          ------
                                                 ------          ------           ------          -------          ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

                                         Millennium      Millennium                                       Millennium
                                        America Inc.   Chemicals Inc.   Non-guarantor                   Chemicals Inc.
                                          (Issuer)      (Guarantor)     Subsidiaries    Eliminations   and Subsidiaries
                                          --------      -----------     ------------    ------------   ----------------
2000
Net sales.............................      $              $               $1,793          $                $1,793
Cost of products sold.................                                      1,267                            1,267
Depreciation and amortization.........                                        113                              113
Selling, development and
  administrative expense..............                                        200                              200
                                            ----           -----           ------          -----            ------
    Operating income..................     --                                 213          --                  213
Interest expense, net.................       (76)                              (1)                             (77)
Intercompany interest income/(expense)       109                             (109)                           --
Equity in earnings of Equistar........                                         39                               39
Equity in earnings of subsidiaries....        59              43                            (102)           --
Other income (expense), net...........                        (1)               8                                7
(Provision) benefit for income
  taxes...............................       (12)                             (48)                             (60)
                                            ----           -----           ------          -----            ------
    Net income (loss).................      $ 80           $  42           $  102          $(102)           $  122
                                            ----           -----           ------          -----            ------
                                            ----           -----           ------          -----            ------

1999
Net sales.............................      $              $               $1,589          $                $1,589
Cost of products sold.................                                      1,112                            1,112
Depreciation and amortization.........                                        105                              105
Selling, development and
  administrative expense..............                                        204                              204
                                            ----           -----           ------          -----            ------
    Operating income..................     --             --                  168          --                  168
Interest expense, net.................       (65)                              (4)                             (69)
Intercompany interest income/(expense)       111                             (111)                          --
Equity in loss of Equistar............                                        (19)                             (19)
Equity in earnings of subsidiaries....      (336)             19                             317            --
Loss in value of Equistar
  investment..........................                                       (639)                            (639)
Other income (expense), net...........                        (1)              25                               24
Income from discontinued operations
  (net of tax)........................                                         38                               38
(Provision) benefit for income
  taxes...............................       (16)                             225                              209
                                            ----           -----           ------          -----            ------
    Net income (loss).................     $(306)          $  18           $ (317)         $ 317            $ (288)
                                            ----           -----           ------          -----            ------
                                            ----           -----           ------          -----            ------

1998
Net sales.............................      $              $               $1,677          $ (80)           $1,597
Cost of products sold.................                                      1,214            (80)            1,134
Depreciation and amortization.........                                        102                              102
Selling, development and
  administrative expense..............                                        156                              156
                                            ----           -----           ------          -----            ------
    Operating income..................     --             --                  205          --                  205
Interest expense, net.................       (67)                              (5)                             (72)
Intercompany interest income/(expense)       105                             (105)                          --
Equity in earnings of Equistar........                                         40                               40
Equity in earnings of subsidiaries....        79              60                            (139)           --
Other income (expense), net...........                                         27                               27
Income from discontinued operations
  (net of tax)........................                                          1                                1
Provision for income taxes............       (13)                             (24)                             (37)
                                            ----           -----           ------          -----            ------
    Net income........................      $104           $  60           $  139          $(139)           $  164
                                            ----           -----           ------          -----            ------
                                            ----           -----           ------          -----            ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

                                               Millennium      Millennium                                       Millennium
                                              America Inc.   Chemicals Inc.   Non-guarantor                   Chemicals Inc.
                                                (Issuer)      (Guarantor)     Subsidiaries    Eliminations   and Subsidiaries
                                                --------      -----------     ------------    ------------   ----------------
2000
Cash flow from operations...................     $  80            $ 36            $   6           $(102)          $  20

Cash flow from investing activities
    Capital expenditures....................                                       (110)                           (110)
    Distributions from Equistar.............                                         83                              83
    Proceeds from sale of fixed assets......                                          4                               4
                                                 -----            ----            -----           -----           -----
        Cash provided by (used in) investing
          activities........................        --              --              (23)                            (23)
Cash flow from financing activities
    Dividends to shareholders...............                       (35)                                             (35)
    Repurchase of common stock..............                                        (65)                            (65)
    Proceeds from long-term debt............       275                               36                             311
    Repayment of long-term debt.............      (165)                             (22)                           (187)
    Intercompany............................      (172)             (1)              71             102              --
    (Decrease) Increase in notes payable....       (18)                               1                             (17)
                                                 -----            ----            -----           -----           -----
Cash (used in) provided by financing
  activities................................       (80)            (36)              21             102               7
Effect of exchange rate changes on cash.....                                         (7)                             (7)
                                                 -----            ----            -----           -----           -----
Decrease in cash and cash equivalents.......        --              --               (3)             --              (3)
Cash and cash equivalents at beginning of
  year......................................                                        110                             110
                                                 -----            ----            -----           -----           -----
Cash and cash equivalents at end of year....     $  --            $ --            $ 107           $  --           $ 107
                                                 -----            ----            -----           -----           -----
                                                 -----            ----            -----           -----           -----
1999
Cash flow from operations...................     $(306)           $ 25            $ (13)          $ 317           $  23

Cash flow from investing activities
    Capital expenditures....................                                       (109)                           (109)
    Distributions from Equistar.............                                         75                              75
    Proceeds from syngas transaction........                                        123                             123
    Proceeds from sale of Suburban Propane
      investment............................                                         75                              75
    Proceeds from sale of fixed assets......                                         13                              13
                                                 -----            ----            -----           -----           -----
        Cash provided by (used in) investing
          activities........................        --              --              177              --             177
Cash flow from financing activities
    Dividends to shareholders...............                       (38)                                             (38)
    Repurchase of common stock..............                                       (200)                           (200)
    Proceeds from long-term debt............       115                                3                             118
    Repayment of long-term debt.............       (66)                             (27)                            (93)
    Intercompany............................       231              13               73            (317)             --
    Increase (decrease) in notes payable....        26                                1                              27
                                                 -----            ----            -----           -----           -----
Cash provided by (used in) financing
  activities................................       306             (25)            (150)           (317)           (186)
Effect of exchange rate changes on cash.....                                         (7)                             (7)
                                                 -----            ----            -----           -----           -----
Increase in cash and cash equivalents.......        --              --                7              --               7
Cash and cash equivalents at beginning of
  year......................................                                        103                             103
                                                 -----            ----            -----           -----           -----
Cash and cash equivalents at end of year....     $  --            $ --            $ 110           $  --           $ 110
                                                 -----            ----            -----           -----           -----
                                                 -----            ----            -----           -----           -----

                           MILLENNIUM CHEMICALS INC.
        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- (Continued)
              For the Years Ended December 31, 2000, 1999 and 1998

                                               Millennium      Millennium                                       Millennium
                                              America Inc.   Chemicals Inc.   Non-guarantor                   Chemicals Inc.
                                                (Issuer)      (Guarantor)     Subsidiaries    Eliminations   and Subsidiaries
                                                --------      -----------     ------------    ------------   ----------------
1998
Cash flow from operations...................     $ 104            $ 67            $ 118           $(139)          $ 150

Cash flow from investing activities
    Capital expenditures....................                                       (215)                           (215)
    Acquisition of businesses...............                                        (85)                            (85)
    Accounts receivable collection through
      Equistar..............................                                        225                             225
    Distributions from Equistar.............                                        317                             317
    Proceeds from sale of fixed assets......                                         10                              10
                                                 -----            ----            -----           -----           -----
        Cash provided by (used in) investing
          activities........................        --              --              252              --             252
Cash flow from financing activities
    Dividends to shareholders...............                       (47)                                             (47)
    Proceeds from long-term debt............       119                               53                             172
    Repayment of long-term debt.............      (409)                            (110)                           (519)
    Intercompany............................       165             (22)            (282)            139              --
    Increase in notes payable...............         9                               20                              29
                                                 -----            ----            -----           -----           -----
Cash (used in) provided by financing
  activities................................      (116)            (69)            (319)            139            (365)
                                                 -----            ----            -----           -----           -----
Effect of exchange rate changes on cash.....                                          2                               2
(Decrease) increase in cash and cash
  equivalents...............................       (12)             (2)              53            --                39
Cash and cash equivalents at beginning of
  year......................................        12               2               50                              64
                                                 -----            ----            -----           -----           -----
Cash and cash equivalents at end of year....     $  --            $ --            $ 103           $  --           $ 103
                                                 -----            ----            -----           -----           -----
                                                 -----            ----            -----           -----           -----

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

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                       Other
                                                         Pension Benefits     Postretirement Benefits
                                                         ----------------     -----------------------
                                                         2000       1999         2000          1999
                                                         ----       ----         ----          ----
                                                                     (Millions of dollars)
Change in benefit obligation:
    Benefit obligation, January 1.....................   $ 99       $ 88         $ 77          $ 69
    Service cost......................................     17         22            2             4
    Interest cost.....................................      9          7            6             6
    Actuarial loss (gain).............................      8         (8)          11            (2)
    Net effect of curtailments, settlements and
      special termination benefits....................     (1)      --              1         --
    Transfer to Lyondell..............................   --         --             (3)        --
    Benefits paid.....................................    (12)       (10)          (2)        --
                                                         ----       ----         ----          ----
    Benefit obligation, December 31...................    120         99           92            77
                                                         ----       ----         ----          ----
Change in plan assets:
    Fair value of plan assets, January 1..............    101         88        --            --
    Actual return of plan assets......................     (3)         7        --            --
    Partnership contributions.........................     31         16            2         --
    Benefits paid.....................................    (12)       (10)          (2)        --
                                                         ----       ----         ----          ----
    Fair value of plan assets, December 31............    117        101        --            --
                                                         ----       ----         ----          ----
    Funded status.....................................     (3)         2          (91)          (77)
    Unrecognized actuarial loss.......................     24          5           20            13
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $ 21       $  7         $(71)         $(64)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----
Amounts recognized in the Consolidated Balance Sheets
  consist of:
    Prepaid benefit cost..............................   $ 35       $ 33         $--           $--
    Accrued benefit liability.........................    (14)       (26)         (71)          (64)
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $ 21       $  7         $(71)         $(64)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----

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

                                      S-1


                            STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as.....................................'D'