Form 10-Q/A
period 2001-03-31
MILLENNIUM CHEMICALS INC
filed 2001-07-06
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A

                               -------------------

                                Amendment No. 1

                               -------------------

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
Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 63,428,561 shares of Common Stock, par value $.01 per share, as of May 3, 2001, excluding 14,468,025 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.


================================================================================

                                EXPLANATORY NOTE

         Millennium Chemicals Inc. (the "Company") is filing this amendment to its Form 10-Q for the quarter ended March 31, 2001 to revise the Supplemental Financial Information of the Company that was included in Note 9 to the Consolidated Financial Statements of the Company filed as part of Item 1 to such Form 10-Q. Such revised Supplemental Financial Information includes revisions to disclose the financial position, results of operations and cash flows of the Company, Millennium America Inc., an indirect, wholly owned subsidiary of the Company ("Millennium America"), and subsidiaries of the Company other than Millennium America. Item 1, as amended, is hereby provided in its entirety.

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
                                                           =============     =============


See Notes to Consolidated Financial Statements

                            MILLENNIUM CHEMICALS INC.
           Consolidated Statements of Changes in Shareholders' Equity
                            (In Millions) (Unaudited)




                                                  Common Stock      Treasury    Deferred    Paid In  Retained
                                                Shares    Amount     Stock    Compensation  Capital  Earnings
                                               --------- --------- ---------  ------------  ------- ----------
Balance at December 31, 2000                        64    $   1    $ (282)     $   15       $1,326    $  55
Comprehensive income
     Net loss                                                                                           (15)
     Other comprehensive income

          Unrealized loss on cash flow hedges
          Currency translation adjustment      --------- --------- ---------  ------------  ------- ----------
Total comprehensive loss                             -         -         -             -         -      (15)
Amortization and adjustment of
     unearned restricted shares                                                                 (4)
Issuance of shares from employee
     benefit plan trusts                                                1          (1)
Shares purchased by rabbi trust                                        (1)
Dividend to shareholders                                                                                 (9)
                                               ---------  --------  --------   -----------   ------  ---------
Balance at March 31, 2001                          64    $      1  $ (282)     $   14       $1,322    $  31


                                                             Cumulative
                                               Unearned        Other
                                              Restricted    Comprehensive
                                                Shares          Loss         Total
                                               ----------- --------------  --------
Balance at December 31, 2000                     $  (25)     $   (107)     $  983
Comprehensive income'
     Net loss                                                                 (15)
     Other comprehensive income                                                 -
          Unrealized loss on cash flow hedges                      (6)         (6)
          Currency translation adjustment      ---------- -------------- --------
Total comprehensive loss                             -            (34)        (49)
Amortization and adjustment of
     unearned restricted shares                       4                         -
Issuance of shares from employee
     benefit plan trusts                                                      -
Shares purchased by rabbi trust                                                (1)
Dividend to shareholders                                                       (9)
                                               ----------- -------------- --------
Balance at March 31, 2001                        $  (21)      $  (141)      $ 924


See Notes to Consolidated Financial Statements

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 1--Description of Company

Millennium Chemicals Inc. (the "Company") is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals, operating through its subsidiaries: Millennium Inorganic Chemicals Inc. (and its non-United States affiliates), Millennium Petrochemicals Inc. and Millennium Specialty Chemicals Inc.; and, through its interest in Equistar Chemicals, LP ("Equistar"), a joint venture among the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation ("Occidental").

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

In March 2001, the Company restructured its operations into two business units, the "Growth and Development" unit and the "Operational Excellence" unit. The Growth and Development unit will focus on identifying, developing and managing businesses that the Company believes have growth potential and operating margins exceeding chemical industry averages. The Growth and Development unit includes the Fragrance and Flavor Chemicals group and the Performance Chemicals group. The Operational Excellence unit will focus on identifying, developing and managing businesses with steady cash flow and disciplined growth, and includes the Acetyls segment and the portion of the Titanium Dioxide and Related Products segment that is not included in Performance Chemicals, as well as the interest in Equistar. In connection with this restructuring, the Company realigned its operations committee and management structure and announced the closure of its office in Cincinnati, Ohio.

The Company was incorporated on April 18, 1996, and has been publicly owned since October 1, 1996, when Hanson PLC ("Hanson") transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company's common stock ("Common Stock") were distributed pro rata to Hanson's shareholders (the "Demerger").

Note 2--Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary at cost. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented in conformity with generally accepted accounting principles. Such adjustments are normal recurring items.

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

                                          March 31,       December 31,
                                            2001              2000
                                        -------------    -------------
                                         (Unaudited)
 Inventories
 Finished products                      $        189     $        188
 In-process products                              27               26
 Raw materials                                    86              111
 Other inventories                                50               48
                                        ------------     ------------
                                        $        352     $        373
                                        ============     ============


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

Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

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

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 2--Significant Accounting Policies--Continued

Foreign Currency: Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period. Resulting translation adjustments are recorded as a component of cumulative other comprehensive loss in shareholders' equity. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in income as they occur.

Derivative Instruments and Hedging Activities: All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction ("cash flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or (4) a hedge of a net investment in a foreign operation.

Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash-flow hedge are recorded in Other comprehensive income ("OCI"), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within shareholders' equity. For derivative instruments not designated as hedging instruments, changes in fair values are recognized in earnings in the current period.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 2--Significant Accounting Policies--Continued

Earnings per share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                               For Three Months Ended
                                      March 31,
                                2001             2000
                            ------------------------------
                                      (Unaudited)
Basic                         63,509,577       66,203,843
Options                                -                -
Restricted shares                      -          547,458
                            ------------     ------------
Diluted                       63,509,577       66,751,301
                            ============     ============


The first quarter of 2001 computation of diluted earnings per share does not include 3,125 options to purchase Common Stock and 330,938 restricted shares issued under the Long Term Incentive Plan, as their effect would be antidilutive.

Note 3--Restructuring and Other Charges

During the first quarter of 2001, the Company announced the realignment of its operating and management structure to take better advantage of the Company's existing growth-oriented businesses and achieve higher returns from its operations that have lower growth rates. In connection with the realignment, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded restructuring and other charges of $5. These charges included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati is expected to close at the end of the second quarter of 2001.

Note 4--Long-Term Debt and Credit Arrangements

                                                                   March 31,        December 31,
                                                                     2001               2000
                                                                 -------------     -------------
                                                                  (Unaudited)
Revolving Credit Facility bearing interest at the bank's
     prime lending rate, or at LIBOR or NIBOR plus .275%
     at the option of the Company plus a
     facility Fee of .15% to be paid quarterly                   $        350      $        388
7% Senior Notes due 2006                                                  500               500
7.625% Senior Debentures due 2026                                         249               249
Debt payable through 2007 at interest rates ranging
     from 2% to 9.5%                                                       17                21
Less current maturities of long-term debt                                (352)             (391)
                                                                 ------------      ------------
                                                                 $        764      $        767
                                                                 ============      ============

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 4--Long-Term Debt and Credit Arrangements--Continued

Under the Revolving Credit Agreement, as most recently amended on January 12, 2000, certain of the Company's subsidiaries may borrow up to $500 under the Company's unsecured multi-currency revolving credit facility (the "Credit Agreement"). The Company guarantees borrowings under this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

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

Note 5--Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's financial statements.

The Company is exposed to market risk, such as changes in currency exchange rates and commodity pricing. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company's policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 5--Derivative Instruments and Hedging Activities--Continued

Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months.

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

The Company hedges its net investment position in major currencies. To accomplish this, the Company borrows directly in foreign currencies and designates a portion of the foreign currency debt as a hedge of net investments. Currency effects of these hedges, reflected in the cumulative translation section of shareholders' equity, produced a $11 gain during the quarter, leaving an accumulated net balance of $38.

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

Note 6--Related Party Transactions

One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas, facility up to a maximum of 330 million pounds per year from Equistar. The agreement automatically renews annually. The initial term of the contract was through December 1, 2000 and was automatically renewed. Either party may terminate on one year's notice and neither party has provided such notice.

One of the Company's subsidiaries sells vinyl acetate monomer ("VAM") to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year ("Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The agreement automatically renews annually. The initial term of the contract was through December 31, 2000 and was automatically renewed. Either party may terminate on one year's notice and neither party has provided such notice.

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 6--Related Party Transactions--Continued

One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, administrative office space, and health, safety and environmental services.

Note 7--Commitments and Contingencies

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

Certain of the Company's subsidiaries have been named as defendants, potentially responsible parties ("PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency ("EPA") or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $0.3 to $29. One potentially significant matter in which a Company subsidiary is a PRP concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan for which a remedial investigation/feasibility study has been completed and submitted to the State of Michigan. This matter has been stayed and now is being addressed through the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by the Kalamazoo River Study Group, of which the Company's subsidiary is a member.

Celanese International Corporation ("Celanese") filed suit in 1999 against a Company subsidiary alleging infringement of a Celanese patent relating to acetic acid production technology. In this suit, Celanese seeks monetary damages and injunctive relief. The Company has substantial defenses to this lawsuit and is vigorously defending it.

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 7--Commitments and Contingencies--Continued

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

If the Company ceases to be a United Kingdom tax resident at any time, the Company will be deemed for purposes of United Kingdom corporation tax on chargeable gains to have disposed of all of its assets at such time. In such a case, the Company would be liable for United Kingdom corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds the Company's tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling) at the time of acquisition of the assets by the Company, adjusted for United Kingdom inflation. Accordingly, in such circumstances, the Company could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not actually have appreciated (due to currency movements). Since it is impossible to predict the future value of the Company's assets, currency movements and inflation rates, it is possible to predict the magnitude of such liability, should it arise.

                            MILLENNIUM CHEMICALS INC.
                   Notes to Consolidated Financial Statements
                    (Dollars in Millions, Except Share Data)

Note 8--Operations by Business Segment

The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products; Acetyls; and, Fragrance and Flavor Chemicals.

The following is a summary of the Company's operations by business segment:

                                                       Three Months Ended March 31,
                                                          2001              2000
                                                     -------------------------------
                                                               (Unaudited)
Net sales
     Titanium Dioxide and Related Products            $        319      $        323
     Acetyls                                                    99                69
     Fragrance and Flavor Chemicals                             26                31
                                                      ------------      ------------
         Total                                        $        444      $        423
                                                      ============      ============

Operating income (loss)
     Titanium Dioxide and Related Products            $         29      $         32
     Acetyls                                                    (3)                7
     Fragrance and Flavor Chemicals                              4                 7
     Unallocated costs (1)                                      (5)                -
                                                     -------------     -------------
         Total                                        $         25      $         46
                                                     =============     =============

Depreciation and amortization
     Titanium Dioxide and Related Products           $          21     $          21
     Acetyls                                                     5                 4
     Fragrance and Flavor Chemicals                              2                 2
                                                     -------------     -------------
         Total                                       $          28      $         27
                                                     =============     =============

Capital expenditures
     Titanium Dioxide and Related Products           $          23      $         16
     Acetyls                                                     2                 2
     Fragrance and Flavor Chemicals                              1                 3
     Corporate                                                   2                 -
                                                     -------------     -------------
         Total                                       $          28     $          21
                                                     =============     =============

(1) Represents restructuring and other charges

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Millions, Except Share Data)


Note 9 -- Supplemental Financial Information

     Millennium America Inc. ('Millennium America'), a wholly owned indirect subsidiary of Millennium Chemicals Inc. (the 'Company'), is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026 and is the principal borrower under the Company's Revolving Credit Agreement. The Senior Notes and Senior Debentures, as well as the borrowings under the Revolving Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2001 and December 31, 2000, Condensed Consolidating Statements of Operations for the three months ended March 31, 2001 and 2000, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2001 and 2000 are provided for Millennium Chemicals Inc. as supplemental financial statements of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America and all other subsidiaries of the Company other than Millennium America. The investment in subsidiaries is accounted for on the equity method.

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Millions, Except Share Data)

                                     Millennium      Millennium                                        Millennium
                                    America Inc.   Chemicals Inc.    Non-guarantor                   Chemicals Inc.
                                      (Issuer)       (Guarantor)     Subsidiaries    Eliminations   and Subsidiaries
                                      --------       -----------     ------------    ------------   ----------------
March 31, 2001 (Unaudited)
              ASSETS
Inventories.......................     $               $                $  352                           $  352
Other current assets..............          1                              439                              440
Property, plant and equipment,
  net.............................                                         929                              929
Investment in Equistar............                                         738                              738
Investment in subsidiaries........      5,201             984                            (6,185)             --
Other assets......................          3                              225                              228
Goodwill..........................                                         388                              388
Due from parent and affiliates....        673                                              (673)             --
                                       ------          ------           ------         --------          ------
    Total assets..................     $5,878          $  984           $3,071         $ (6,858)         $3,075
                                       ======          ======           ======         ========          ======

         LIABILITIES AND
       SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt............................     $  350          $                $    2         $                 $  352
Other current liabilities.........         56                              326                              382
Long-term debt....................        749                               15                              764
Other liabilities.................                          3              630                              633
Due to parent and affiliates......                         57              616             (673)             --
                                       ------          ------           ------         --------          ------
    Total liabilities.............      1,155              60            1,589             (673)          2,131
Minority interest.................                                          20                               20
Shareholders' equity..............      4,723             924            1,462           (6,185)            924
                                       ------          ------           ------         --------          ------
    Total liabilities and
      shareholders' equity........     $5,878          $  984           $3,071         $ (6,858)         $3,075
                                       ======          ======           ======         ========          ======

December 31, 2000
              ASSETS
Inventories.......................     $               $                $  373         $                 $  373
Other current assets..............          1                              527                              528
Property, plant and equipment,
  net.............................                                         957                              957
Investment in Equistar............                                         760                              760
Investment in subsidiaries........      5,229           1,033                            (6,441)             --
Other assets......................          3                              208                              211
Goodwill..........................                                         391                              391
Due from parent and affiliates....        633                                              (633)             --
                                       ------          ------           ------         --------          ------
    Total assets..................     $5,866          $1,033           $3,216         $ (7,074)         $3,220
                                       ======          ======           ======         ========          ======

         LIABILITIES AND
       SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt............................     $  360          $                $   31         $                 $  391
Other current liabilities.........         24                              368                              392
Long-term debt....................        749                               18                              767
Other liabilities.................                          3              662                              665
Due to parent and affiliates......                         47              586             (633)             --
                                       ------          ------           ------         --------          ------
    Total liabilities.............      1,133              50            1,665             (633)          2,215
Minority interest.................                                          22                               22
Shareholders' equity..............      4,733             983            1,529           (6,441)            983
                                       ------          ------           ------         --------          ------
    Total liabilities and
      shareholders' equity........     $5,866          $1,033           $3,216         $ (7,074)         $3,220
                                       ======          ======           ======         ========          ======

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Millions, Except Share Data)

                                                                                              Millennium
                             Millennium      Millennium                                     Chemicals Inc.
                            America Inc.   Chemicals Inc.    Non-guarantor                       and
                              (Issuer)       (Guarantor)     Subsidiaries    Eliminations   Subisidiaries
                              --------       -----------     ------------    ------------   -------------
    March 31, 2001
     (Unaudited)
Net sales.................      $                $               $444           $  --           $  444
Cost of products sold.....                                        343                              343
Depreciation and
  amortization............                                         28                               28
Selling, development and
  administrative
  expenses................                                         43                               43
Restructuring and other
  charges.................                                          5                                5
                                ----             ---             ----           -----           ------
    Operating income......        --              --               25              --               25
Interest expense, net.....       (20)                              (1)                             (21)
Intercompany interest
  income/(expense)........        27                              (27)                              --
Loss in earnings of
  Equistar................                                        (24)                             (24)
Equity in (loss)/earnings
of subsidiaries...........       (28)              8                               20               --
Other income (expense),
  net.....................                                         (1)                              (1)
(Provision) benefit for
  income taxes............        (2)                               8                                6
                                ----             ---             ----           -----           ------
    Net (loss) income.....      $(23)            $ 8             $(20)          $  20           $  (15)
                                ====             ===             ====           =====           ======

    March 31, 2000
      (Unaudited)
Net sales.................      $                $               $488           $ (65)          $  423
Cost of products sold.....                                        365             (65)             300
Depreciation and
  amortization............                                         27                               27
Selling, development and
  administrative
  expense.................                                         50                               50
                                ----             ---             ----           -----           ------
    Operating income......        --              --               46              --               46
Interest expense, net.....       (18)                                                              (18)
Intercompany interest
  income/(expense)........        27                              (27)                              --
Equity in earnings of
  Equistar................                                         14                               14
Equity in earnings
of subsidiaries...........        17               2                              (19)              --
Other income (expense),
  net.....................                                                                          --
(Provision) benefit for
  income taxes............        (3)                             (14)                            (17)
                                ----             ---             ----           -----           ------
    Net income (loss).....      $ 23             $ 2             $ 19           $ (19)          $   25
                                ====             ===             ====           =====           ======

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Millions, Except Share Data)

                                          Millennium      Millennium                                        Millennium
                                         America Inc.   Chemicals Inc.    Non-guarantor                   Chemicals Inc.
                                           (Issuer)       (Guarantor)     Subsidiaries    Eliminations   and Subsidiaries
                                           --------       -----------     ------------    ------------   ----------------
March 31, 2001 (Unaudited)
Cash flow from operations..............      $(23)            $ 8             $  1            $ 20             $   6
Cash flow from investing activities
    Capital expenditures...............                                        (28)                             (28)
    Proceeds from sale of fixed
      assets...........................                                          2                                2
                                             ----             ---             ----            ----             -----
        Cash used in investing
          activities...................        --              --              (26)             --               (26)
Cash flow from financing activities
    Dividends to shareholders..........                        (9)                                               (9)
    Proceeds from long-term debt.......        25                                                                25
    Repayment of long-term debt........       (25)                             (29)                             (54)
    Intercompany.......................         4               1               15             (20)               --
    Increase (decrease) in notes
      payable..........................        19                               (8)                              11
                                             ----             ---             ----            ----             -----
Cash provided by (used in) financing
  activities...........................        23              (8)             (22)            (20)              (27)
Effect of exchange rate changes on
  cash.................................                                         (2)                              (2)
                                             ----             ---             ----            ----             -----
Increase (decrease) in cash and cash
  equivalents..........................        --              --              (49)             --               (49)
Cash and cash equivalents at beginning
  of year..............................                                        107                              107
                                             ----             ---             ----            ----             -----
Cash and cash equivalents at end of
  period...............................      $ --             $--             $ 58            $--              $  58
                                             ====             ===             ====            ====             =====

March 31, 2000 (Unaudited)
Cash flow from operations..............      $ 23             $ 2             $ 28            $(19)           $  34
Cash flow from investing activities
    Capital expenditures...............                                        (21)                             (21)
    Proceeds from sale of fixed
      assets...........................                                          2                                2
                                             ----             ---             ----            ---             -----
        Cash used in investing
          activities...................        --              --              (19)            --               (19)
Cash flow from financing activities
    Dividends to shareholders..........                        (9)              --                               (9)
    Repurchase of common stock.........                                        (23)                             (23)
    Proceeds from long-term debt.......        25                                1                               26
    Repayment of long-term debt........       (15)                             (19)                             (34)
    Intercompany.......................       (36)              7               10             19                --
    Increase in notes payable..........         3                                2                                5
                                             ----             ---             ----            ---             -----
Cash (used in) provided by financing
  activities...........................       (23)             (2)             (29)            19               (35)
Effect of exchange rate changes on
  cash.................................                                         (2)                              (2)
                                             ----             ---             ----            ---             -----
Decrease in cash and cash
  equivalents..........................        --              --              (22)            --               (22)
Cash and cash equivalents at beginning
  of year..............................                                        110                              110
                                             ----             ---             ----            ---             -----
Cash and cash equivalents at end of
  period...............................      $ --             $--             $ 88            $--             $  88
                                             ====             ===             ====            ===             =====

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MILLENNIUM CHEMICALS INC.



Date: July 5, 2001                         /s/ John E. Lushefski
                                           ------------------------------------
                                           John E. Lushefski
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (as duly authorized officer and
                                           principal financial officer)