Form 10-Q
period 2001-06-30
MILLENNIUM CHEMICALS INC
filed 2001-08-08
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 63,329,268 shares of Common Stock, par value $.01 per share, as of July 30, 2001, excluding 14,567,318 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

Disclosure Concerning Forward-Looking Statements

The statements in this Quarterly Report that are not historical facts are, or may be deemed to be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (“the Company”) or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers.

These forward-looking statements are only present expectations. Actual events or results may differ materially. Factors that could cause such a difference include:

  the cyclicality and volatility of the segments of the chemical industry in which the Company and Equistar Chemicals, LP (“Equistar”) operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industry segments to capacity additions;
  general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors;
  the ability of Equistar to distribute cash to its partners and uncertainties arising from the shared control of Equistar and the Company’s future capital commitments for Equistar;
  changes in the cost of energy and raw materials;
  the ability of raw material suppliers to fulfill their commitments;
  the ability of the Company and Equistar to achieve their productivity improvement and cost reduction targets;
  the occurrence of operating problems at manufacturing facilities of the Company or Equistar;
  fluctuations in currency exchange rates and other risks of doing business abroad;
  the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters;
  pricing and other competitive pressures;
  exposure to legal proceedings relating to present and former operations (including proceedings based on exposure to lead pigments, asbestos and other materials) and other claims; and
  tax and indemnification liabilities arising from the Company's dual tax residence in the United States and the United Kingdom.

A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to this Quarterly Report, which is incorporated herein by reference.

The Company disclaims any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company may make on related subjects in its subsequent 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

Consolidated Balance Sheets
(Dollars in Millions, Except Share Data)

                                                         June 30,       December 31,
                                                           2001             2000
                                                       -------------    -------------
                                                                (Unaudited)
Assets
Current assets
     Cash and cash equivalents                        $          67    $         107
     Trade receivables, net                                     285              306
     Inventories                                                333              373
     Other current assets                                       109              101
                                                       -------------    -------------
            Total current assets                                794              887
Property, plant and equipment, net                              915              957
Investment in Equistar                                          729              760
Other assets                                                    242              225
Goodwill                                                        385              391
                                                       -------------    -------------
            Total assets                              $       3,065    $       3,220
                                                       =============    =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                    $           -    $          39
     Current maturities of long-term debt                         2              391
     Trade accounts payable                                     159              165
     Accrued expenses and other liabilities                     167              188
                                                       -------------    -------------
            Total current liabilities                           328              783
Long-term debt                                                1,207              767
Deferred income taxes                                             4               19
Other liabilities                                               617              646
                                                       -------------    -------------
            Total liabilities                                 2,156            2,215
                                                       -------------    -------------

Commitments and contingencies (Note 7)

Minority interest                                                20               22
Shareholders' equity
     Preferred stock (par value $.01 per share,
         authorized 25,000,000 shares, none
         issued and outstanding)                                  -                -
     Common stock (par value $.01 per share,
         authorized 225,000,000 shares;
         77,896,586 shares issued at June 30, 2001
         and December 31, 2000, respectively)                     1                1
     Paid in capital                                          1,310            1,326
     Retained (deficit) earnings                                (1)               55
     Unearned restricted shares                                (10)             (25)
     Cumulative other comprehensive loss                      (143)            (107)
     Treasury stock (at cost, 14,567,318 and
         13,747,228 shares at June 30, 2001
         and December 31, 2000, respectively)                 (282)            (282)
     Deferred compensation                                       14               15
                                                       -------------    -------------
            Total shareholders' equity                          889              983
                                                       -------------    -------------
Total liabilities and shareholders' equity            $       3,065    $       3,220
                                                       =============    =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.

Consolidated Statements of Operations
(Dollars in Millions, Except Share Data)

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                2001             2000              2001             2000
                                             ------------------------------   ------------------------------
                                                      (Unaudited)                        (Unaudited)

Net sales                                $           419   $          463      $        863   $          886

Operating costs and expenses
     Cost of products sold                           328              331               671              635
     Depreciation and amortization                    27               29                55               56
     Selling, development and
        administrative expense                        35               50                78               96
     Reorganization and plant closure
        charges                                       31                -                36                -
                                            -------------    -------------     -------------    -------------
             Operating (loss) income                 (2)               53                23               99
Interest expense                                    (22)             (19)              (44)             (38)
Interest income                                        -                -                 2                1
Equity in (loss) earnings of Equistar               (10)               43              (35)               57
Other income (expense), net                            -                2               (1)                5
                                            -------------    -------------     -------------    -------------
(Loss) income from continuing operations
     before for income taxes and
     minority interest                              (34)               79              (55)              124
Benefit (provision) for income taxes                  12             (30)                18             (47)
                                            -------------    -------------     -------------    -------------
(Loss) income from continuing operations
     before minority interest                       (22)               49              (37)               77
Minority interest                                    (1)              (1)               (2)              (4)
                                            -------------    -------------     -------------    -------------
Net (loss) Income                          $        (23)    $          48     $        (39)    $          73
                                            =============    =============     =============    =============

Net (loss) income per share - basic      $        (0.37)    $        0.75     $      (0.61)    $        1.12
                                            -------------    -------------     -------------    -------------

Net (loss) income per share - diluted    $        (0.37)   $         0.74   $        (0.61)   $         1.11
                                            -------------    -------------     -------------    -------------

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.

Consolidated Statements of Cash Flows
(Dollars in Millions)

                                                                 Six Months Ended June 30,
                                                                    2001              2000
                                                              -------------------------------
                                                                          (Unaudited)
Cash flows from operating activities
     Net (loss) income                                         $        (39)     $         73
     Adjustments to reconcile net (loss) income
         to net cash provided by operating activities
         Write-off of assets related to plant closure                     10                 -
         Depreciation and amortization                                    55                56
         Deferred income tax (benefit) provision                         (6)                10
         Restricted stock amortization                                   (1)                 -
         Equity in loss (earnings) of Equistar                            35              (57)
         Minority interest                                                 2                 4
         Changes in assets and liabilities
            Decrease (increase) in trade receivables                      12              (53)
            Decrease in inventories                                       22                10
            (Increase) decrease in other current assets                 (12)                11
            Increase in investments and other assets                    (24)               (3)
            Increase (decrease) in trade accounts payable                  2              (41)
            (Decrease) increase in accrued expenses and
              other liabilities and income taxes payable                (27)                17
            Decrease in other liabilities                       -------------     -------------
          Cash provided by operating activities                            6                20
Cash flows from investing activities
     Capital expenditures                                               (61)              (52)
     Distributions from Equistar                                           -                68
     Proceeds from sale of fixed assets                                    2                 2
                                                                -------------     -------------
          Cash (used in) provided by investing activities               (59)                18
Cash flows from financing activities
     Dividends to shareholders                                          (17)              (18)
     Repurchases of common stock                                           -              (69)
     Proceeds from long-term debt                                        716                80
     Repayment of long-term debt                                       (644)              (36)
     Decrease in notes payable                                          (39)              (19)
                                                                -------------     -------------
         Cash provided by (used in) financing activities                  16              (62)
Effect of exchange rate changes on cash                                  (3)               (2)
                                                                -------------     -------------
Decrease in cash and cash equivalents                                   (40)              (26)
Cash and cash equivalents at beginning of year                           107               110
                                                                -------------     -------------
Cash and cash equivalents at end of period                     $          67     $          84
                                                                =============     =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.

Consolidated Statements of Changes in Shareholders' Equity
(Dollars in Millions) (Unaudited)

                                                                                                                                              Cumulative
                                                                                                              Retained      Unearned            Other
                                         Common Stock           Treasury        Deferred        Paid In       Earnings     Restricted       Comprehensive
                                     Shares        Amount         Stock       Compensation      Capital      (Deficit)       Shares             Loss            Total
                                    ---------     ---------     ---------    ---------------    ---------    ----------   ------------    -----------------   ---------

Balance at December 31, 2000              64     $       1     $   (282)    $            15    $   1,326    $       55   $        (25)   $           (107)   $     983
Comprehensive income
     Net loss                                                                                                     (39)                                            (39)
     Other comprehensive income
         Unrealized loss on cash
           flow hedges                                                                                                                                (10)        (10)
         Currency translation
           adjustment                                                                                                                                 (26)        (26)
                                    ---------     ---------     ---------    ---------------    ---------     ---------   ------------    -----------------   ---------
Total comprehensive loss                   -             -             -                  -            -          (39)               -                (36)        (75)
Amortization and adjustment of
     unearned restricted shares                                                                     (16)                            15                             (1)
Issuance of shares from employee
     benefit plan trusts                                                                (1)                                                                        (1)
Dividend to shareholders                                                                                          (17)                                            (17)
                                    ---------     ---------     ---------    ---------------    ---------     ---------   ------------    -----------------    ---------
Balance at June 30, 2001                  64     $       1     $   (282)    $            14    $   1,310     $     (1)   $        (10)   $           (143)     $   889
                                    =========     =========     =========    ===============    =========     =========   ============    =================    =========

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

In March 2001, the Company restructured its operations into two business units, the “Growth and Development” unit and the “Operational Excellence” unit. The Growth and Development unit will focus on identifying, developing and managing businesses that the Company believes have growth potential and operating margins exceeding chemical industry averages. The Growth and Development unit includes the Fragrance and Flavor Chemicals business and the Performance Chemicals business. The Operational Excellence unit will focus on identifying, developing and managing businesses with steady cash flow for disciplined growth, and includes the Acetyls business and the portion of the Titanium Dioxide and Related Products business that is not included in Performance Chemicals, as well as the interest in Equistar.

The Company was incorporated on April 18, 1996, and has been publicly owned since October 1, 1996, when Hanson PLC (“Hanson”) transferred its chemical operations to the Company and, in consideration, all of the then outstanding shares of the Company’s common stock (“Common Stock”) were distributed pro rata to Hanson’s shareholders (the “Demerger”).

Note 2—Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the results of operations and financial position for the periods presented in conformity with generally accepted accounting principles. Such adjustments are normal recurring items.

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

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of 90 days or less. In addition, other assets include approximately $16 and $29 in restricted cash at June 30, 2001 and December 31, 2000, respectively, which is on deposit to satisfy insurance claims.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 28% and 37% of consolidated inventories at June 30, 2001 and December 31, 2000, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                 June 30,       December 31,
                                   2001             2000
                               -------------    -------------
                               (Unaudited)
 Inventories
 Finished products            $         175     $        188
 In-process products                     25               26
 Raw materials                           85              111
 Other inventories                       48               48
                               -------------    -------------
                              $         333    $         373
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

Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at June 30, 2001.

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

Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash-flow hedge are recorded in Other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within shareholders’ equity. For derivative instruments not designated as hedging instruments, changes in fair values are recognized in earnings in the current period.

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

Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $6 for each of the three months ended June 30, 2001 and 2000 and $11 and $13 for the six months ended June 30, 2001 and June 30, 2000, respectively

Earnings per share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share is as follows:

                              For Three Months Ended              For Six Months Ended
                                     June 30,                            June 30,
                              2001              2000              2001             2000
                          -------------------------------     ------------------------------
                                   (Unaudited)                         (Unaudited)
Basic                        63,517,778       64,303,672        63,513,678       65,254,826
Options                               -              197                 -               22
Restricted shares                     -          659,059                 -          652,636
                          --------------    -------------     -------------    -------------
Diluted                      63,517,778       64,962,928        63,513,678       65,907,484
                          ==============    =============     =============    =============

The computation of diluted earnings per share for the three months and six months ended June 30, 2001 does not include 30 and 1,629 options to purchase Common Stock and 297,183 and 299,423 restricted shares issued under certain of the Company’s incentive arrangements, as their effect would be antidilutive.

Recent Accounting Developments: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002 and is currently evaluating the potential impact on its financial position and results of operations.

Note 3--Reorganization and Plant Closure Charges

A provision for restructuring and other plant closure costs of $36 before-tax ($24 after-tax or $0.37 per share) was recorded in the first half of 2001 related to restructuring activities within each of the Company’s business segments. During the three month period ended June 30, 2001, $31 was recorded in connection with the Company’s announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 charge includes severance and other employee related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support. In addition, the $31 charge included a $10 write-down of assets related to the Hawkins Point sulfate-process plant which will be shutdown by September 1, 2001 and $2 in other costs associated with the idling of the plant. Employee terminations and charges against reserves will begin in the third quarter of 2001.

During the first quarter of 2001, the Company announced the realignment of its operating and management structure to take better advantage of the Company’s existing growth-oriented businesses and achieve higher returns from its operations that have lower growth rates. In connection with the realignment, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded restructuring and other charges of $5 in the Acetyls segment. These charges included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001.

Note 4—Long-Term Debt and Credit Arrangements

                                                        June 30,        December 31,
                                                          2001              2000
                                                      -------------     -------------
                                                      (Unaudited)
Revolving Credit Facility bearing interest
     at the option of the Company at the
     higher of the federal funds rate plus
     one-half of 1% and the bank's prime
     lending rate plus .50%, or at LIBOR or
     NIBOR plus 1.50% plus a facility fee
     of .50% to be paid quarterly                   $           40     $           -
Revolving Credit Facility bearing interest
     at the the bank's prime lending rate,
     or at LIBOR or NIBOR plus .275% at the
     option of the Company plus a facility
     fee of .15% to be paid quarterly                            -               388
Term loan bearing interest at the option
     of the Company at the higher of the
     federal funds rate plus one-half of 1%
     and the bank's prime lending rate plus
     1.50%, or at LIBOR or NIBOR plus 2.50%
     to be paid quarterly                                      125                 -
7% Senior Notes due 2006                                       500               500
7.625% Senior Debentures due 2026                              249               249
9.25% Senior Notes due 2008                                    275                 -
Debt payable through 2007 at interest rates
     ranging from 2% to 9.5%                                    20                21
Less current maturities of long-term debt                      (2)             (391)
                                                      -------------     -------------
                                                     $       1,207     $         767
                                                      =============     =============

On June 18, 2001, Millennium America Inc. (“Millennium America”), a wholly owned indirect subsidiary of the Company, entered into a five-year Secured Credit Agreement (the “Credit Agreement”) to replace the previously existing Revolving Credit Agreement which was due to expire in July 2001. Under the new Credit Agreement, certain of the Company’s subsidiaries including Millennium America may borrow up to $175 under a revolving credit portion of the Credit Agreement (“Revolving Loans”) and up to $125 under the term loan portion of the Credit Agreement (“Term Loans”). As of June 30, 2001, the Company has borrowed $125 of Term Loans and has $135 of unused availability under the Revolving Loans.

The Company and Millennium America guarantee the obligations under the Credit Agreement.

The Revolving Loans are available in U.S. dollars, pounds sterling, euros and any other freely tradable currencies in the London market. The Revolving Loans may be borrowed, repaid, prepaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. The Term Loans may be prepaid at the option of the Company at any time, but may not be reborrowed if prepaid.

The Credit Agreement contains negative covenants, subject to certain exceptions and specified baskets, that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale and leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic account receivable securitization transactions; (x) increase the amount of the $750 limited guarantee of collection by Millennium America on behalf of Equistar (as described below in this note); and (xi) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. In addition, the Credit Agreement requires the Company to satisfy financial performance criteria with respect to debt coverage and interest coverage ratios.

The obligations are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement), (2) all the equity interests held by the Company’s subsidiaries in Equistar and the LaPorte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the LaPorte Methanol Company, respectively), and (3) all present and future accounts receivable, intercompany indebtedness, and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement).

The 7% Senior Notes and 7.625% Senior Debentures were issued by Millennium America, and are guaranteed by the Company. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sales-and leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets.

The 9.25% Senior Notes were issued by Millennium America, and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions; (iv) repurchase capital stock; (v) make other restricted payments including, without limitation, investments; (vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and, (xii) enter into sale/leaseback transactions. In addition, if the 9.25% Senior Notes receive debt ratings from both Standard & Poor’s and Moody’s Investors Service as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply.

The maturities of long term debt during the next five years are as follows:

                2002                            2
                2003                            6
                2004                            6
                2005                           47
                2006                          606
                Thereafter                    542

In connection with the formation of Equistar in December 1997, Millennium America provided a limited guarantee of collection with respect to principal and interest on a total of $750 principal amount of indebtedness under Equistar’s $1,250 revolving credit facility. However, pursuant to the terms of this guarantee, the lenders may not proceed against Millennium America until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after December 31, 2004, Millennium America may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America may elect to terminate the guarantee in the event the Company sells its interests in the subsidiaries that directly hold the partnership interests of Equistar or if those subsidiaries sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

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

The Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company’s policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

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

The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings.

In addition, the Company utilizes forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. As of June 30, 2001, approximately $0.3 of deferred net gains on foreign currency cash flow hedges accumulated in OCI are expected to be reclassified to earnings during the next twelve months.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by weather and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with a maximum maturity of three years. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. As of June 30, 2001, approximately $5 of deferred net losses on commodity swaps accumulated in OCI are expected to be reclassified to earnings during the next twelve months. No cash flow hedges were discontinued during the quarter ended June 30, 2001.

Interest-rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates and to lower (where possible) the cost of its borrowed funds. As of June 30, 2001 the Company has entered into interest-rate swap agreements to convert $50 of its fixed-rate debt into variable-rate debt. These derivatives do not qualify for hedge accounting because the maturity of the swaps is less than the maturity of the hedged debt. Accordingly, the fair value of such arrangements as of June 30, 2001 of ($0.5) has been recognized as interest expense.

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

Note 7—Commitments and Contingencies

Legal and Environmental: The Company and various of its subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to asbestos, as well as various chemicals and materials manufactured by the Company’s current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.

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

Certain of the Company’s subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company’s subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency (“EPA”) or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts, individually ranging in estimates from less than $0.3 to $29. One potentially significant matter in which a Company subsidiary is one of four PRPs concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan, to Lake Michigan. This matter has been stayed and now is being addressed through the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by the Kalamazoo River Study Group (“KRSG”), of which the Company’s subsidiary is a member. In October 2000, the KRSG submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. The Company has accrued for its estimated share of costs for this matter.

Celanese International Corporation (“Celanese”) filed suit in 1999 against a Company subsidiary alleging infringement of a Celanese patent relating to acetic acid production technology. In this suit, Celanese seeks monetary damages and injunctive relief. The Company has substantial defenses to this lawsuit and is vigorously defending it.

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $95 and $100 and has accrued $100 as of June 30, 2001. The Company’s ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability and the remediation methods and technologies to be used.

Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of titanium dioxide that expire in 2002. Total commitments to purchase ore under these agreements is approximately $319. The Company has certain other agreements to purchase raw materials and utilities with various terms extending through 2020. The aggregate obligation under these agreements is approximately $446.

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

The following is a summary of the Company's operations by business segment:

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               2001              2000              2001             2000
                                           -------------------------------     ------------------------------
Net sales                                            (Unaudited)                        (Unaudited)
     Titanium Dioxide and Related
     Products                             $          298    $         357     $         617    $         683
     Acetyls                                          98               80               197              149
     Fragrance and Flavor Chemicals                   23               26                49               54
                                           --------------    -------------     -------------    -------------
         Total                            $          419    $         463     $         863    $         886
                                           ==============    =============     =============    =============

Operating income (loss) (1)
     Titanium Dioxide and Related
     Products                             $         (10)    $          38     $          19    $          70
     Acetyls                                           5                9               (3)               16
     Fragrance and Flavor Chemicals                    3                6                 7               13
                                           --------------    -------------     -------------    -------------
         Total                            $          (2)    $          53     $          23    $          99
                                           ==============    =============     =============    =============

Depreciation and amortization
     Titanium Dioxide and Related
     Products                             $           20    $          22     $          41    $          43
     Acetyls                                           5                5                10                9
     Fragrance and Flavor Chemicals                    2                2                 4                4
                                           --------------    -------------     -------------    -------------
         Total                            $           27    $          29     $          55    $          56
                                           ==============    =============     =============    =============

Capital expenditures
     Titanium Dioxide and Related
     Products                             $           26    $          26     $          49    $          44
     Acetyls                                           3                1                 5                3
     Fragrance and Flavor Chemicals                    1                2                 2                5
     Corporate                                         3                -                 5                -
                                           --------------    -------------     -------------    -------------
         Total                            $           33    $          29     $          61    $          52
                                           ==============    =============     =============    =============

(1) Includes reorganization and plant closure charges of $31 and $36 for the three and six months ended June 30,
2001, respectively.

Note 9—Supplemental Financial Information

Millennium America is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006, the 7.625% Senior Debentures due November 15, 2026 and the 9.25% Senior Notes due June 18, 2008 and is the principal borrower under the Company’s Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as the borrowings under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at June 30, 2001 and December 31, 2000, Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2001 and 2000, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2001 and 2000 are provided for Millennium Chemicals Inc. as supplemental financial statements of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America and all other non-guarantor subsidiaries. The investment in subsidiaries is accounted for under the equity method.

MILLENNIUM CHEMICALS INC.

Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 9--Supplemental Financial Information--Continued

                                                                  MILLENNIUM                                               MILLENNIUM
                                              MILLENNIUM          CHEMICALS             NON-                                CHEMICALS
                                             AMERICA INC.            INC.             GUARANTOR           ELIMIN-           INC. AND
                                               (ISSUER)          (GUARANTOR)        SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                           ---------------------------------------------------------------------------------------------
June 30, 2001 (Unaudited)
--------------------------
Assets
Inventories                               $               -    $             -     $          333     $                 $           333
Other current assets                                      6                  -                455                                   461
Propery, plant and equipment, net                         -                  -                915                                   915
Investment in Equistar                                    -                  -                729                                   729
Investment in subsidiaries                            5,164                960                  -            (6,124)                  -
Other assets                                             11                  -                231                                   242
Goodwill                                                  -                  -                385                                   385
Due from parent and affiliates                          663                  -                  -              (663)                  -
                                           -----------------    ---------------    ---------------    ---------------   ----------------
    Total assets                          $           5,844    $           960    $         3,048    $       (6,787)   $          3,065
                                           =================    ===============    ===============    ===============   ================

Liabilities and shareholders' equity
Current maturities of long-term debt      $               -    $             -    $             2    $                 $              2
Other current liabilities                                 8                  -                318                                   326
Long-term debt                                        1,189                  -                 18                                 1,207
Other liabilities                                         -                  4                617                                   621
Due to parent and affiliates                              -                 67                596              (663)                  -
                                           -----------------    ---------------    ---------------    ---------------   ----------------
   Total liabilities                                  1,197                 71              1,551              (663)              2,156

Minority
interest                                                  -                  -                 20                                    20
Shareholders' equity
                                                      4,647                889              1,477            (6,124)                889
                                           -----------------    ---------------    ---------------    ---------------   ----------------
   Total liabilities and
      shareholders' equity                $           5,844    $           960    $         3,048    $       (6,787)   $          3,065
                                           =================    ===============    ===============    ===============   ================

December 31, 2000
------------------
Assets
Inventories                               $               -    $             -    $           373    $                 $            373
Other current assets                                      1                  -                513                                   514
Property, plant and equipment, net                        -                  -                957                                   957
Investment in Equistar                                    -                  -                760                                   760
Investment in subsidiaries                            5,229              1,033                  -            (6,262)                  -
Other assets                                              3                  -                222                                   225
Goodwill                                                  -                  -                391                                   391
Due from parent and affiliates                          633                  -                  -              (633)                  -
                                           -----------------    ---------------    ---------------    ---------------   ----------------
    Total assets                          $           5,866    $         1,033    $         3,216    $       (6,895)   $          3,220
                                           =================    ===============    ===============    ===============   ================

Liabilities and shareholders' equity
Current maturities of long-term debt      $             360    $             -    $            31                      $            391
Other current liabilities                                24                  -                368                                   392
Long-term debt                                          749                  -                 18                                   767
Other liabilities                                         -                  3                662                                   665
Due to parent and affiliates                              -                 47                586              (633)                  -
                                           -----------------    ---------------    ---------------    ---------------   ----------------
   Total liabilities                                  1,133                 50              1,665              (633)              2,215

Minority interest                                         -                  -                 22                                    22
Shareholders' equity                                  4,733                983              1,529            (6,262)                983
                                           -----------------    ---------------    ---------------    ---------------   ----------------
   Total liabilities and
      shareholders' equity                $           5,866    $         1,033    $         3,216    $       (6,895)   $          3,220
                                           =================    ===============    ===============    ===============   ================

Three Months Ended June 30, 2001 (Unaudited)
---------------------------------------------
Net sales                                $                -    $             -    $           419    $                 $            419
Cost of goods sold                                        -                  -                328                                   328
Depreciation and amortization                             -                  -                 27                                    27
Selling, development and
    administrative expense                                -                  -                 35                                    35
Restructuring and plant closure
    charges                                               -                  -                 31                                    31
                                           -----------------    ---------------    ---------------    ---------------   ----------------
    Operating loss                                        -                  -                (2)                  -                (2)
Interest expense, net                                  (20)                  -                (2)                                  (22)
Intercompany interest income
    (expense)                                            27                (1)               (26)                                     -
Equity in loss of Equistar                                -                  -               (10)                                  (10)
Equity in (loss) earnings of
    subsidiaries                                       (42)                 16                  -                 26                  -
Other expense, net                                      (1)                  -                  -                                   (1)
(Provision) benefit for income
    taxes                                               (2)                  -                 14                                    12
                                           -----------------    ---------------    ---------------    ---------------   ----------------
     Net (loss) income                    $            (38)    $            15    $          (26)    $            26   $           (23)
                                           =================    ===============    ===============    ===============   ================

Three Months Ended June 30, 2000 (Unaudited)
-------------------------------------------
Net sales                                 $               -    $             -    $           463    $             -   $            463
Cost of goods sold                                        -                  -                331                  -                331
Depreciation and amortization                             -                  -                 29                  -                 29
Selling, development and
    administrative expense                                -                  -                 50                  -                 50
                                           -----------------    ---------------    ---------------    ---------------   ----------------
     Operating income                                     -                  -                 53                  -                 53
Interest expense, net                                  (19)                  -                  -                  -               (19)
Intercompany interest income (expense)                   27                (1)               (26)                                     -
Equity in earnings of Equistar                            -                  -                 43                  -                 43
Equity in earnings of subsidiaries                       27                 17                  -               (44)                  -
Other income, net                                         -                  -                  1                  -                  1
Provision for income taxes                              (3)                  -               (27)                  -               (30)
                                           -----------------    ---------------    ---------------    ---------------   ----------------
     Net income                           $              32    $            16    $            44    $          (44)   $             48
                                           =================    ===============    ===============    ===============   ================

Six Months Ended June 30, 2001 (Unaudited)
-----------------------------------------
Net sales                                 $               -    $             -    $           863    $                 $            863
Cost of goods sold                                        -                  -                671                                   671
Depreciation and amortization                             -                  -                 55                                    55
Selling, development and
    administrative expense                                -                  -                 78                                    78
Restructuring and plant closure
    charges                                               -                  -                 36                                    36
                                           -----------------    ---------------    ---------------    ---------------   ----------------
    Operating income                                      -                  -                 23                  -                 23
Interest expense, net                                  (40)                  -                (2)                                  (42)
Intercompany interest income
    (expense)                                            54                (2)               (52)                                     -
Equity in loss of Equistar                                -                  -               (35)                                  (35)
Equity in (loss) earnings of
    subsidiaries                                       (74)                 27                                    47                  -
Other expense, net                                        -                  -                (3)                                   (3)
(Provision) benefit for income
     taxes                                              (5)                  1                 22                                    18
                                           -----------------    ---------------    ---------------    ---------------   ----------------
     Net loss                             $            (65)    $            26    $          (47)    $            47   $           (39)
                                           =================    ===============    ===============    ===============   ================

Six Months Ended June 30, 2000 (Unaudited)
-----------------------------------------
Net sales                                $                -    $             -    $           886    $             -   $            886
Cost of goods sold                                        -                  -                635                  -                635
Depreciation and amortization                             -                  -                 56                  -                 56
Selling, development and
    administrative expense                                -                  -                 96                  -                 96
                                           -----------------    ---------------    ---------------    ---------------   ----------------
     Operating income                                     -                  -                 99                  -                 99
Interest expense, net                                  (36)                  -                (1)                                  (37)
Intercompany interest income
    (expense)                                            55                  -               (55)                                     -
Equity in earnings of Equistar                            -                  -                 57                                    57
Equity in earnings of subsidiaries                       31                 30                  -               (61)                  -
Other income, net                                         -                  -                  1                                     1
Provision for income taxes                              (7)                  -               (40)                                  (47)
                                           -----------------    ---------------    ---------------    ---------------   ----------------
      Net income                          $              43    $            30    $            61    $          (61)   $             73
                                           =================    ===============    ===============    ===============   ================

June 30, 2001 (Unaudited)
------------------------
Cash flow from operations                 $            (65)   $             26    $            65    $          (20)   $              6
Cash flow from investing activities                                                                                                   -
   Capital expenditures                                   -                  -               (61)                                  (61)
   Proceeds from sale of fixed assets                     -                  -                  2                                     2
                                           -----------------   ----------------    ---------------    ---------------   ----------------
       Cash used in investing activities                  -                  -               (59)                  -               (59)
Cash flow from financing activities
   Dividends to shareholders                              -               (17)                  -                                  (17)
   Proceeds from long-term debt                         680                  -                 36                                   716
   Repayment of long-term debt                        (584)                  -               (60)                                 (644)
   Intercompany                                        (11)                (9)                  -                 20                  -
   Decrease in notes payable                           (17)                  -               (22)                                  (39)
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Cash provided by (used in) financing
    activities                                           68               (26)               (46)                 20                 16
Effect of exchange rate changes on
    cash                                                  -                  -                (3)                                   (3)
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Increase (decrease) in cash and cash
    equivalents                                           3                  -               (43)                  -               (40)
Cash and cash equivalents at beginning
    of year                                               -                  -                107                                   107
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Cash and cash equivalents at end of
    period                                $               3   $              -    $            64    $             -   $             67
                                           =================   ================    ===============    ===============   ================

June 30, 2000 (Unaudited)
------------------------
Cash flow from operations                 $            (43)   $             30    $            58    $          (25)   $             20
Cash flow from investing activities
   Capital expenditures                                   -                  -               (52)                                  (52)
   Distribution from Equistar                             -                  -                 68                                    68
   Proceeds from sale of fixed assets                     -                  -                  2                                     2
                                           -----------------   ----------------    ---------------    ---------------   ----------------
      Cash provided by investing
          activities                                      -                  -                 18                  -                 18
Cash flow from financing activities
   Dividends to shareholders                              -               (18)                  -                                  (18)
   Repurchase of common stock                             -                  -               (69)                                  (69)
   Proceeds from long-term debt                          50                  -                 30                                    80
   Repayment of long-term debt                         (15)                  -               (21)                                  (36)
   Intercompany                                          45               (12)               (58)                 25                  -
   (Decrease) increase in notes payable                (34)                  -                 15                                  (19)
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Cash provided by (used in) financing
    activities                                           46               (30)              (103)                 25               (62)
Effect of exchange rate changes on cash                   -                  -                (2)                                   (2)
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Increase (decrease) in cash and cash
    equivalents                                           3                  -               (29)                  -               (26)
Cash and cash equivalents at beginning
    of year                                               -                  -                110                                   110
                                           -----------------   ----------------    ---------------    ---------------   ----------------
Cash and cash equivalents at end of
    period                                $               3   $             -     $           81     $             -   $             84
                                           =================   ================    ===============    ===============   ================

MILLENNIUM CHEMICALS INC.

Notes to Consolidated Financial Statements
(Dollars in Millions, Except Share Data)

Note 10—Information on Equistar

The following is summarized financial information for Equistar:

                                               June 30,        December 31,
                                                 2001              2000
                                             -------------     -------------
                                             (Unaudited)
Current assets                              $       1,231     $       1,332
Noncurrent assets                                   5,160             5,250
                                             -------------     -------------
         Total assets                       $       6,391     $       6,582
                                             =============     =============

Current liabilities                         $         754     $         743
Non-current liabilities                             2,207             2,299
Partners' capital                                   3,430             3,540
                                             -------------     -------------
         Total liabilities and
         partners' capital                  $       6,391     $       6,582
                                             =============     =============

                                 Three Months Ended                   Six Months Ended
                                      June 30,                            June 30,
                               2001              2000              2001              2000
                           -------------------------------    -------------------------------
                                    (Unaudited)                         (Unaudited)
Net sales                $    1,600        $    1,859        $    3,373       $     3,666
Operating (loss) income          14               198              (22)               297
Net (loss) income              (30)               152             (107)               208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSISOF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Millennium Chemicals Inc.‘s (the “Company”) principal operations are grouped into three business segments: Titanium Dioxide (“TiO2”) and Related Products, Acetyls and Fragrance and Flavor Chemicals. The Company also holds a 29.5% interest in Equistar Chemicals, LP (“Equistar”). The Company’s interest in Equistar is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar’s financial results for the relevant period is included below since the Company’s interest in Equistar is a significant component of its business.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the cautionary statements in “Disclosure Concerning Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

RESULTS OF CONSOLIDATED OPERATIONS

                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                              June 30,
                                                2001             2000                 2001              2000
                                            ------------------------------     -------------------------------
                                                            (In millions, except share data)
                                                                     (Unaudited)

Net sales                                $           419   $          463    $          863   $           886

Operating (loss) income                              (2) *             53                23 *              99

Equity in (loss) earnings of Equistar               (10)               43              (35)                57

Net (loss) income                                   (23)               48              (39)                73

Basic (loss) earnings per share                   (0.37)             0.75            (0.61)              1.12

Diluted (loss) earnings per share                 (0.37)             0.74            (0.61)              1.11

* Includes $31 and $36 of reorganization and plant closure charges for the three months and six months ended June
30, 2001, respectively.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Second quarter 2001 results were impacted by global economic slowness and industry overcapacity. As natural gas costs decreased in the second quarter, the Acetyls business segment returned to profitability. Reduced demand led the Company to reduce plant operating rates, primarily in the Titanium Dioxide and Related Products segment, increasing per unit costs.

Net sales for the quarter ended June 30, 2001 decreased 10% to $419 million from $463 million in the same period of 2000. The decreased sales were due primarily to lower prices and volumes in the Titanium Dioxide and Related Products segment.

Operating income (excluding a reorganization and plant closure charge of $31 million) of $29 million for the quarter ended June 30, 2001 decreased $24 million or 45% from the second quarter of 2000.

The Company reported a net loss of $23 million or ($0.37) per share for the second quarter of 2001 compared to net income of $48 million or $0.75 per share for the same period last year. Although the three business segments reported lower profits compared to the prior year, the main reason for the large decrease was an equity loss of $10 million from Equistar in the second quarter of 2001, compared to equity earnings of $43 million in the second quarter of 2000. The second quarter of 2001 includes an after-tax restructuring charge of $20 million or $0.31 per share, which included approximately $12 million related to the idling of the Company’s Hawkins Point, Maryland sulfate-process plant and approximately $8 million related to a 10% reduction of its global workforce. Excluding these charges the loss would have been $3 million or ($0.06) per share.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net sales for the first half of 2001 decreased $23 million or 3% from the first half of 2000 primarily due to slightly lower prices and lower volumes in the Titanium Dioxide and Related Products segment.

Operating income of $59 million (excluding a reorganization charge of $36 million) for the first six months of 2001 decreased $40 million or 40% from the same period last year. All three business segments have been affected by slowness in the global economy. The Acetyls business segment was severely impacted by the high cost of natural gas during the first quarter, causing an 88% decrease in profits from the first six months of 2000. The Fragrance and Flavors business remains very competitive and the Titanium Dioxide and Related Products segment has not seen the seasonal volume increase normally experienced during the spring coatings season in the U.S. and Europe. In addition, negative business conditions in the U.S. paper markets have resulted in reduced sales volumes and pricing in this sector.

The Company reported a net loss of $39 million or ($0.61) per share for the first half of 2001 compared to net income of $73 million or $1.12 per share for the first six months of 2000. The primary reason for the decrease was an equity loss of $35 million (including approximately $4 million for the shutdown of Equistar’s Port Arthur, Texas plant) from Equistar compared to $57 million of equity earnings for the first six months of 2000. The first half of 2001 includes the Company’s after-tax reorganization and plant closure charges of $24 million or $0.37 per share, which included approximately $12 million related to the idling of the Company’s Hawkins Point, Maryland sulfate-process plant, approximately $4 million for the closure of the Company’s Cincinnati office, approximately $4 million for the shutdown of Equistar’s Port Arthur, Texas plant and approximately $8 million related to a 10% reduction of its global workforce. Excluding these charges the loss would have been $11 million or ($0.17) per share.

SEGMENT ANALYSIS

Segment discussions highlight profitability trends of the Company’s businesses exclusive of restructuring charges. See separate discussion of Restructuring and Plant Closure charges following Segment Analysis.

Titanium Dioxide and Related Products

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2001             2000              2001              2000
                                            ------------------------------     -------------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

Net sales                                  $     298        $     357         $     617         $     683

Operating (loss) income                         (10)               38                19                70

Operating income, excluding
    reorganization and plant
    closure charges                               20               38                49                70

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Second quarter 2001 operating income of $20 million (excluding a reorganization charge of $30 million) decreased $18 million or 47% from the second quarter of 2000. Net sales of $298 million for the second quarter of 2001 decreased approximately 17% from the same period last year due to a decrease in overall sales volumes of almost 14% compared to volumes in the second quarter of 2000.

The operating rate for the second quarter of 2001 was 85%, based on an annual effective capacity of 712,000 metric tons, compared to 91% for the comparable period last year, as production was curtailed in order to match production with reduced market demand. Commencing September 1, 2001 the Company’s nameplate capacity will be adjusted to 690,000 metric tons as a result of the decision to idle the sulfate-process plant in Hawkins Point, Maryland and the re-rating of two of its chloride facilities as a result of recent minor debottlenecks and demonstrated operating results.

Manufacturing costs per ton in the second quarter of 2001 increased 2% from the comparable period last year primarily due to lower fixed cost absorption from lower production volumes and higher energy costs.

The Northern Hemisphere markets have not demonstrated the normal seasonal pick-up in demand. In addition, the U.S. paper market is experiencing difficult conditions. The Company plans to continue to match plant operating rates with market demand. Cost-saving initiatives have generated over $11 million of selling, general and administrative savings, compared to last year’s second quarter. Third quarter results are expected to be similar to the second quarter.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Operating income for the first six months of 2001 of $49 million (excluding a reorganization charge of $30 million) decreased $21 million or 30% from the same period last year. Net sales decreased 10% to $617 million. Overall sales volumes were down 8% and prices were down 4% from the same period last year.

The slowing of the economy restricted demand in the coatings and paper businesses. Normally, demand is high during Spring and early Summer when the coatings season is strongest in the Northern Hemisphere. In addition, the U.S. paper markets have suffered declining business conditions, adversely affecting volumes and prices into these markets.

The operating rate for the first six months of 2001 was 86% compared to 93% for the same period last year. Production has been curtailed in line with reduced market demand.

The Company plans to match plant operating rates with demand and continue cost-saving initiatives. To date, approximately $15 million of selling, general and administrative savings have been generated by these initiatives.

Acetyls

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2001             2000              2001              2000
                                            ------------------------------     -------------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

Net sales                                   $     98       $       80         $    197        $      149

Operating income (loss)                         5                9              (3)                16

Operating income, excluding
   reorganization charges                          5                9                2                16

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Second quarter 2001 operating income of $5 million was $4 million less than the same period last year. Net sales for the second quarter of 2001 increased 23% from the second quarter of 2000 to $98 million, primarily due to increased prices.

Compared to the prior year’s quarter, profits are lower primarily due to higher cost of natural gas.

VAM prices in the second quarter increased 9% compared to the second quarter last year. Acetic acid prices in the second quarter increased 13% from the comparable period last year. Methanol prices in the second quarter increased 48% compared to the second quarter last year, driven by natural gas costs. Sales volume for VAM increased 8% for the quarter ended June 30, 2001 versus the prior year quarter. Volumes were weak in acetic acid and methanol due to the slowdown in the U.S. economy and the reduction in export business, reflecting the competitive disadvantage for U.S. Gulf Coast producers.

The recent decline in natural gas prices, if sustained, should allow the acetyls business to remain profitable. In order to help manage the risk associated with the volatility of natural gas prices, the Company has fixed the price of natural gas for a majority of its 2001 requirements. An increase in overall economic activity will be required to return to prior year profit levels. Results for the third quarter are expected to be similar to the second quarter.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Operating income for the first six months of 2001 was $2 million (excluding a reorganization charge of $5 million), a decrease of $14 million or 88% from the first six months of 2000. Net sales increased $48 million to $197 million, primarily due to increased prices.

The high cost of natural gas, compared to last year this time, was the primary cause for decreased profits in the first six months of 2001. Natural gas prices declined, which helped the Acetyls segment return to a profit position during the latter part of the period.

VAM prices in the first six months increased 20% over the first half of 2000. Acetic acid prices increased 25% over the same period of last year. However, with the declining cost of natural gas and the global economic slowdown, prices are under pressure.

Methanol and acetic acid volumes were weak due mainly to the U.S. economic slowdown and the reduction in export business.

Fragrance and Flavor Chemicals

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2001             2000              2001              2000
                                            ------------------------------     -------------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

Net sales                                  $      23       $       26         $      49         $      54

Operating income                                   3                6                 7                13

Operating income, excluding
    restructuring charges                          4                6                 8                13

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

The market for fragrance chemicals remains very competitive. Operating income of $4 million (excluding a reorganization charge of $1 million) for the three months ended June 30, 2001 decreased $2 million, or 33%, from the second quarter of 2000. Net sales decreased $3 million, or 12%, from the same period last year.

Sales volumes, in total, were down 12% from last year’s second quarter. However, excluding sales of the lower margin products, sales volumes were down only 3%. The decline in operating income is primarily attributable to a 2% decline in selling prices versus the prior year quarter. The strength of the U.S. dollar and overcapacity in the industry is keeping prices down.

Average selling prices declined 2% compared to last year’s second quarter. The price of crude sulfate turpentine (“CST”), the key raw material, was down $0.02 per gallon from last year’s second quarter to $0.86 per gallon.

We expect this difficult market to continue for the remainder of the year.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Operating income for the first half of 2001 was $8 million (excluding a reorganization charge of $1 million), a decrease of $5 million or 38% from the same period last year. Net sales decreased 9% to $49 million.

Average selling prices were down 1% from the first six months of 2000. Competitive conditions in the fragrance chemical market are limiting prices as is the strength of the U.S. dollar.

Sales volumes were down 10% from the first six months of 2000 also, as a result of competitive conditions and overcapacity in the industry.

CST prices have remained relatively the same as last year this time.

Equistar

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2001             2000              2001              2000
                                            ------------------------------     -------------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

Equity (loss) in earnings                  $    (10)      $        43         $    (35)        $       57

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

As a result of its 29.5% interest in Equistar, Millennium reported a second quarter post-interest equity loss of $10 million compared to $43 million of equity income in the second quarter of last year.

Ethylene prices decreased 13% in the second quarter of 2001 from the second quarter of 2000. Volumes declined approximately 7%. The cost of ethylene increased 27% in the second quarter of 2001 over the second quarter of 2000. Polyethylene prices decreased 9%, on average, and volumes declined 6% in the second quarter of 2001 compared to the second quarter of 2000. Heavy liquid feedstock costs were flat with the second quarter of 2000. Natural gas liquids prices increased an average of 1% in the second quarter of 2001 over last year’s second quarter.

Ethylene contract prices are expected to decline in the third quarter. Market demand for polyethylene is low given reduced exports and uneasiness about the U.S. economy. A recovery in U.S. demand will be necessary before any substantial improvement in Equistar’s results occurs. Results for the third quarter are expected to be lower than the second quarter.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

A post-interest equity loss of $35 million was recorded in the first six months of 2001 compared to equity income of $57 million for the first six months of 2000.

Ethylene prices were flat with the first half of 2001. Volumes declined 10%. The cost of ethylene increased 22%. Polyethylene prices decreased 4%, on average, and volumes declined 10%. Heavy liquid feedstock costs were flat compared to the first half of 2000. Natural gas liquid prices increased an average of 8% over the first six months of 2000. New industry capacity is putting pressure on prices, but with demand at such very low levels, all large producers are running at reduced operating rates. The unsteady market conditions combined with the negative short-term economic outlook put at risk the ability to achieve price stability.

REORGANIZATION AND PLANT CLOSURE CHARGES

A provision for restructuring and other plant closure costs of $36 million before-tax ($24 million after-tax or $0.37 per share) was recorded in the first half of 2001 related to restructuring activities within each of the Company’s business segments. During the three month period ended June 30, 2001, $31 million was recorded in connection with the Company’s announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 million charge includes severance and other employee related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support. In addition, the $31 million charge included a $10 million write-down of assets related to the Hawkins Point sulfate-process plant which will be shutdown by September 1, 2001 and $2 million in other costs associated with the idling of the plant. Employee terminations and charges against reserves will begin in the third quarter of 2001.

During the first quarter of 2001, the Company announced the realignment of its operating and management structure to take better advantage of the Company s existing growth-oriented businesses and achieve higher returns from its operations that have lower growth rates. In connection with the realignment, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded restructuring and other charges of $5 million in the Acetyls segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company’s policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

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

The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency-denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings.

In addition, the Company utilizes forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. As of June 30, 2001, approximately $0.3 million of deferred net gains on foreign currency cash flow hedges accumulated in OCI are expected to be reclassified to earnings during the next twelve months.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by weather and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with a maximum maturity of three years. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. As of June 30, 2001, approximately $5 million of deferred net losses on commodity swaps accumulated in OCI are expected to be reclassified to earnings during the next twelve months. No cash flow hedges were discontinued during the quarter ended June 30, 2001.

Interest-rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest-rates and to lower (where possible) the cost of its borrowed funds. As of June 30, 2001 the Company has entered into interest-rate swap agreements to convert $50 million of its fixed-rate debt into variable-rate debt. These derivatives do not qualify for hedge accounting because the maturity of swaps is less than the maturity of the hedged debt. Accordingly, the fair value of such arrangements as of June 30, 2001 of ($0.5) has been recognized as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with combined proceeds from a new five-year credit agreement, which provides a $175 million revolving credit facility and $125 million in term loans, and the issuance of $275 million in seven-year senior notes. At June 30, 2001, $135 million was available under the Credit Agreement. Such agreements carry various restrictive covenants and require meeting certain financial performance criteria over their terms. Going forward, quarterly interest expense will increase by approximately $2 million.

Cash provided by operating activities in the six months ended June 30, 2001 was $6 million compared to $20 million provided for the six months ended June 30, 2000. The decrease was due primarily to lower profitability, a decrease in accrued expenses and various other liabilities, and an increase in investments and other current assets. These uses were partially offset by decreases in trade receivables and inventories.

Cash used in investing activities was $59 million compared to $18 million provided in the first six months of 2000. There were no distributions from Equistar in the first six months of 2001, while $68 million was received during the same period last year.

Cash provided by financing activities was $16 million in the first six months of 2001 compared to $62 million used in the first six months of 2000. The 2001 period reflects a net $33 million of debt proceeds while the 2000 period reflects a net $25 million of proceeds and $69 million used for the repurchase of common stock.

The Company’s focus is to continue to reduce costs, working capital levels and capital spending. The Company believes these efforts along with the borrowing availability under the Credit Agreement will be sufficient to fund the Company’s cash requirements.

The Company expects to spend approximately $100 million in 2001 for capital expenditures, of which $61 million was spent during the first half of 2001.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002 and is currently evaluating the potential impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion under the caption “Foreign Currency Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of stockholders was held May 18, 2001. The stockholders elected three directors nominated for election, ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2001 and approved the adoption of the Company’s 2001 Incentive Compensation Plan. The names of the Company’s other directors and detailed descriptions of the proposals considered at the meeting are contained in the Company’s Proxy Statement, dated April 12, 2001, which is incorporated herein by reference.

                                                            For             Withheld
                                                      ---------------   ---------------
1.    Election of Directors
         Lord Glenarthur                                  55,765,097         2,190,538
         Worley H. Clark, Jr.                             55,765,310         2,190,325
         Robert E. Lee                                    55,723,255         2,232,380

                                                            For             Against           Abstain
                                                      ---------------   ---------------   ---------------

2.    Appointment of PricewaterhouseCoopers LLP           56,861,782         1,007,154            86,699

                                                           For             Against           Abstain
                                                      ---------------   ---------------   ---------------

3.    2001 Incentive Compensation Plan                    47,924,634         4,301,268           193,511

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	11.1	Statement re: computation of per share earnings

	99.1	Information relevant to forward-looking statements
(b)	Current Reports on Form 8-K dated May 25, 2001, June 4, 2001, June 29, 2001 and July 26, 2001 were filed during the quarter ended June 30, 2001 and through the date hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date: August 7, 2001	/S/ John E. Lushefski
John E. Lushefski
Senior Vice President and Chief Financial Officer
(as duly authorized officer and principal financial officer)

                                                   EXHIBIT INDEX
                                                   --------------

11.1     Statement re: computation of per share earnings
99.1     Information relevant to forward-looking statements

COMPUTATION OF PER SHARE EARNINGS                           EXHIBIT 11.1

BASIC                                                           WEIGHTED AVERAGE # SHARES
-----                                                                                YEAR
                                            SHARES             QUARTER             TO DATE
                                        --------------     -----------------------------------

Shares of common stock outstanding
  at December 31, 1999                     66,508,567          66,508,567          66,508,567

Shares repurchased:
  March                                   (1,382,300)         (1,382,300)           (921,533)
  April                                     (100,000)           (100,000)            (50,000)
  May                                       (853,000)           (568,667)           (284,333)
  June                                    (1,164,700)           (388,233)           (194,117)

Shares issued:
  January                                      10,594              10,594              10,594
  February                                    220,378             220,378             183,648
  May                                           5,000               3,333               2,000
                                        --------------     ---------------      --------------
Shares of common stock outstanding
  at June 30, 2000                         63,244,539          64,303,672          65,254,826
                                        ==============     ===============      ==============

Income from continuing operations                              48,000,000          73,000,000
                                                           ---------------      --------------
Weighted averages shares outstanding                           64,303,672          65,254,826
Basic earnings per share                                             0.75                1.12

Shares of common stock outstanding
  at December 31, 2000                     63,493,175          63,493,175          63,493,175

Shares repurchased:
  February                                    (5,601)             (5,601)             (4,667)

Shares issued:
  February                                     30,204              30,204              25,170

                                       --------------     ---------------      --------------
Shares of common stock outstanding
  at June 30, 2001                         63,517,778          63,517,778          63,513,678
                                        ==============     ===============      ==============

Net loss                                                     (23,000,000)        (39,000,000)
                                                           ---------------      --------------
Weighted averages shares outstanding                           63,517,778          63,513,678
Basic loss per share                                               (0.37)              (0.61)

COMPUTATION OF PER SHARE EARNINGS                           EXHIBIT 11.1

DILUTE                                                          WEIGHTED AVERAGE # SHARES
-------                                                                              YEAR
                                            SHARES             QUARTER             TO DATE
                                        --------------     ---------------      --------------

Shares of common stock outstanding
  at December 31, 1999                     66,508,567          66,508,567          66,508,567

Shares repurchased:
  March                                   (1,382,300)         (1,382,300)           (921,533)
  April                                     (100,000)           (100,000)            (50,000)
  May                                       (853,000)           (568,667)           (284,333)
  June                                    (1,164,700)           (388,233)           (194,117)

Shares issued:
  January                                      10,594              10,594              10,594
  February                                    220,378             220,378             183,648
  May                                           5,000               3,333               2,000

Options                                       592,000                 197                  22
Time vested restricted stock                  608,624             477,693             473,467
Performance based restricted stock            241,542             181,366             179,169
                                        --------------     ---------------      --------------
Shares of common stock outstanding
  at June 30, 2000                         64,686,705          64,962,928          65,907,484
                                        ==============     ===============      ==============

Income from continuing operations                              48,000,000          73,000,000
                                                           ---------------      --------------
Weighted averages shares outstanding                           64,962,928          65,907,484
Diluted earnings per share                                           0.74                1.11

Shares of common stock outstanding
  at December 31, 2000                     63,493,175          63,493,175          63,493,175

Shares repurchased:
  February                                    (5,601)             (5,601)             (4,667)

Shares issued:
  February                                     30,204              30,204              25,170

Options                                     1,339,000                   -                   -
Time vested restricted stock                   166,447                   -                   -
Performance based restricted stock            679,489                   -                   -
                                        --------------     ---------------      --------------
Shares of common stock outstanding
  at June 30, 2001                          65,702,714          63,517,778          63,513,678
                                        ==============     ===============      ==============

Net loss                                                     (23,000,000)        (39,000,000)
                                                           ---------------      --------------
Weighted averages shares outstanding                           63,517,778          63,513,678
Diluted loss per share                                             (0.37)              (0.61)

EXHIBIT 99.1

INFORMATION RELEVANT TO FORWARD-LOOKING STATEMENTS

THE CYCLICALITY AND VOLATILITY OF THE CHEMICAL INDUSTRY MAY ADVERSELY AFFECT OUR INCOME AND CASH FLOW LEVELS AND OUR CAPACITY UTILIZATION, AND MAY CAUSE FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

Our income and cash flow levels reflect the cyclical nature of the chemical industries in which we operate. Certain of these industries are mature and sensitive to cyclical supply and demand balances. In particular, the markets for ethylene and polyethylene, in which we participate through our interest in Equistar, are highly cyclical, resulting in volatile profits and cash flow over the business cycle. Further, the global markets for TiO2, VAM, acetic acid and our fragrance and flavor chemicals are cyclical, although to a lesser degree.

Demand for ethylene, its derivatives and acetyls has fluctuated from year to year. These industry segments are particularly sensitive to capacity additions. Producers have historically experienced alternating periods of inadequate capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. Profitability is further influenced by fluctuations in the price of feedstocks for ethylene, which generally follow price trends for crude oil or natural gas.

During 2000, significant new industry ethylene capacity was added. During the latter half of 2000, demand began to weaken due to slower U.S. economic growth and has remained weak. As a result of these factors, benchmark ethylene prices declined in the fourth quarter of 2000, increased in early 2001 and resumed declining to levels below that of first quarter 2001. The ethylene industry is experiencing significant capacity additions. New North American capacity scheduled for the latter half of 2001 is expected to add 5% to domestic ethylene capacity. This additional capacity at a time of weak demand could result in declining capacity utilization rates, selling prices and margins, which could negatively affect Equistar’s results of operations. We cannot assure you that future growth in product demand will be sufficient to utilize any additional capacity.

In addition, the operating rates at our various facilities fluctuate and, therefore, impact the comparison of period-to-period results. Different facilities may have differing operating rates from period-to-period depending on supply and demand for the product produced at the facility during that period, which may be affected by many factors, such as energy costs, feedstock costs and transportation costs. As a result, individual facilities may be operated below or above rated capacities, may be idled or may be shut down and restarted in any period. In the first half of 2001, we reduced operating rates in all segments, thereby increasing our per unit cost of products sold. Also, in the first half of 2001, as a result of surging natural gas costs, Equistar idled certain plants that use natural gas liquids-based raw materials. It is possible that lower demand in the future will cause us to reduce operating rates.

OUR BUSINESS AND EQUISTAR’S BUSINESS ARE SUBJECT TO MATERIAL FLUCTUATIONS DUE TO EXTERNAL FACTORS WHICH MAY NEGATIVELY AFFECT ITS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

External factors beyond our control, such as general economic conditions, competitor actions, international events and governmental regulation in the United States and abroad, can cause fluctuations in demand for our products, fluctuations in prices and margins and volatility in the price of raw materials that we purchase. In particular, demand within the primary end-markets for our and Equistar’s products is generally a function of regional economic conditions in geographic areas in which sales are generated. For example, in the first half of 2001, uncertainty regarding the U.S. economy reduced market demand in all business segments, which adversely affected our results of operations. These external factors can magnify the impact of industry cycles. As a result, our income and cash flow are subject to material fluctuations. The cash distributions we expect to receive from Equistar may be affected by the same or similar external factors.

OUR PARTICIPATION IN THE EQUISTAR JOINT VENTURE EXPOSES US TO RISKS OF SHARED CONTROL AND FUTURE CAPITAL COMMITMENTS WHICH, AMONG OTHER THINGS, MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We rely on cash distributions from Equistar. We did not receive any cash distributions from Equistar during the first half of 2001, and we do not expect to receive any distributions during the remainder of 2001. Our cash flow could be adversely affected by actions taken by Equistar or our partners in Equistar or by conditions that affect Equistar or its business. In particular, if our partners in Equistar do not fulfill their obligations under the Equistar partnership agreement, Equistar may not be able to operate according to its business plan. If this were to occur, our results of operations could be adversely affected. In addition, although unanimous consent of all of Equistar’s partners is required for aggregate partner contributions not contemplated by an approved strategic plan that exceed $100 million in any given year or $300 million in a five-year period, we may be required, without our consent, to contribute amounts up to our pro rata portion of such amounts or an unlimited amount to allow Equistar to achieve or maintain compliance with certain health, safety and environmental laws. If we fail to contribute these amounts, we may have to sell our interest in Equistar to our partners at a price or on terms which may be unfavorable to us.

RISING COSTS OF ENERGY AND OTHER RAW MATERIALS MAY RESULT IN INCREASED OPERATING EXPENSES AND REDUCED RESULTS OF OPERATIONS.

We purchase large amounts of raw materials for our businesses. The cost of these materials, in the aggregate, represents a substantial portion of our operating expenses. The prices and availability of these raw materials vary with market conditions and may be highly volatile. In addition, we use large amounts of energy in our operations. Energy costs have risen significantly recently due to the increase in the cost of oil and natural gas and the recent shortages of energy in various states. Our operating expenses have increased and will likely continue to increase if these costs continue to rise or do not return to historical levels.

There have been in the past and will likely be in the future periods of time when we are unable to pass raw material price increases on to our customers in whole or in part. Customer consolidation in our TiO2 business has made it more difficult to pass costs along to customers, so that increased raw material prices negatively affect our operating margins.

In our Titanium Dioxide and Related Products business segment, titanium-bearing ores are our primary raw materials, but we also purchase large quantities of chlorine, sulfuric acid, caustic soda, petroleum products and metallurgical coke, aluminum, sodium silicate, oxygen and nitrogen. In our Acetyls business segment, our primary raw materials are natural gas, carbon monoxide, methanol and ethylene, and in our Fragrance and Flavor Chemicals business segment, our primary raw materials are CST and gum turpentine or their derivatives. In addition, Equistar purchases petroleum liquids, including naptha, condensates and gas oils and natural gas liquids, including ethane, propane and butane.

We use natural gas as a feedstock and as a source of energy. Fluctuations in the price of natural gas affect our operating expenses which, in turn, affect our results of operations. In the first half of 2001, our results of operations were significantly impacted by the rising cost of natural gas. Our Acetyls business segment has the largest exposure to natural gas costs. Our Titanium Dioxide and Related Products and Fragrance and Flavor Chemicals business segments were impacted to a lesser extent.

Equistar’s raw material costs began increasing during 1999 due to higher oil and gas prices. These increases continued through 1999 into 2000 and remained at high levels during 2000. Surging natural gas costs late in 2000 and in the first half of 2001 increased both the costs of natural gas liquids-based raw materials (primarily ethane) as well as the cost of utilities. As a result, some U.S.-based producers, including Equistar, idled plants that use natural gas liquids-based raw materials. Due to the commodity nature of most of Equistar’s products, Equistar is generally not able to protect its market position by product differentiation and may not be able to pass on all cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in product prices, either in the direction of the price change or in magnitude. As a result, changes in the prices of commodities and raw materials and other costs will affect Equistar’s income and cash flow which will, in turn, affect our financial condition and results of operations.

WE HAVE A LIMITED NUMBER OF SUPPLIERS FOR SOME OF OUR RAW MATERIALS, WHICH COULD NEGATIVELY AFFECT US.

Millennium Chemicals has a limited number of suppliers for some of its raw materials, and the number of sources for and availability of raw materials is specific to the particular geographical region in which a facility is located. In 2000, Millennium Chemicals and its consolidated subsidiaries purchased 81% of their titanium-bearing ores from two suppliers, Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited under multiple year contractual commitments. In addition, they obtain chlorine and caustic soda exclusively from one supplier for their Australian operations under a long-term supply agreement. For their other TiO2 manufacturing plants, there are multiple suppliers for these raw materials and they are generally purchased through short-term contracts. They also purchase all of their ethylene requirements from Equistar under a supply contract based on market prices. In addition, they purchase all of their carbon monoxide from Linde AG pursuant to a long-term contract based primarily on the cost of production. Each of the chloride TiO2 manufacturing plants has long-term supply agreements for oxygen and nitrogen through either ‘over the fence’ suppliers dedicated to the site or through a direct pipeline arrangement. Each of these contracts is an exclusive supply contract.

Accordingly, if one of these suppliers were unable to meet its obligations under present supply arrangements, we could suffer reduced supplies or be forced to incur increased prices for our raw materials.

Equistar purchases the majority of its natural gas and petroleum liquids requirements through contractual arrangements from a variety of third-party domestic and foreign sources, as well as on the spot market from third-party domestic and foreign sources.

OPERATING PROBLEMS IN OUR OR EQUISTAR’S BUSINESS MAY MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The occurrence of material operating problems at our or Equistar’s facilities, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on our or Equistar’s operations as a whole, during and after the period of such operational difficulties. Our income is dependent on the continued operation of our and Equistar’s various production facilities and the ability to complete construction projects on schedule. Our and Equistar’s manufacturing operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions and environmental hazards, such as chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and matters resulting from remedial activities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental contamination and other environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Furthermore, we and Equistar are also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters.

BECAUSE MILLENNIUM CHEMICALS' OPERATIONS ARE CONDUCTED WORLDWIDE, THEY ARE AFFECTED BY RISKS OF DOING BUSINESS ABROAD. THEIR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY CURRENCY RISK.

Millennium Chemicals and its consolidated subsidiaries generate revenue from export sales, or sales outside the United States by their domestic operations, as well as from their operations conducted outside the United States. They sell their products to approximately 90 countries. Sales outside the United States by their domestic operations amounted to approximately 11%, 9% and 10% of total revenues in 2000, 1999 and 1998, respectively. Revenue from non-United States operations amounted to approximately 40%, 42% and 38% of total revenues in 2000, 1999 and 1998, respectively, principally reflecting the operations of the Titanium Dioxide and Related Products business segment in Europe, Brazil and Western Australia. Identifiable assets of the non-United States operations represented 29% of total identifiable assets both at December 31, 2000 and 1999, principally reflecting the assets of these operations. In addition, they obtain a portion of their principal raw materials from sources outside the United States. Ores used in the production of TiO2 are obtained from suppliers in South Africa, Australia, Canada and Norway, and a portion of their requirements of CST and gum turpentine and its derivatives is obtained from suppliers in South America, and in the past they have fulfilled a portion of these requirements from Indonesia and other Asian countries and Europe.

Millennium Chemicals’ international operations are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could have an adverse effect on their international operations in the future by reducing the demand for their products, decreasing the prices at which they can sell their products or otherwise having an adverse effect on their business, financial condition or results of operations. We cannot assure you that they will continue to be found to be operating in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which they may be subject. We also cannot assure you that these laws will not be modified, the result of which may be to prevent foreign subsidiaries from transferring sufficient cash to Millennium Chemicals to permit Millennium America to service and repay its debt.

The functional currency of each of Millennium Chemicals’ non-United States operations (principally, the operations of its Titanium Dioxide and Related Products business segment in the United Kingdom, France, Brazil and Australia) is the local currency. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. As a result of translating the functional currency financial statements of all their foreign subsidiaries into United States dollars, consolidated shareholders’ equity decreased approximately $46 million in both 2000 and 1999. Future events, which may significantly increase or decrease the risk of future movement in foreign currencies in which they conduct their business, cannot be predicted. In addition, Millennium Chemicals and its consolidated subsidiaries generate revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

Millennium Chemicals and its consolidated subsidiaries hedge certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. They do not use derivative financial instruments for trading or speculative purposes. Foreign currency losses on unhedged transactions aggregated $4 million, $13 million and $4 million in 2000, 1999 and 1998, respectively. It is possible that fluctuations in foreign exchange rates will have a negative effect on their results of operations.

WE AND EQUISTAR ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS AND ENVIRONMENTAL LIABILITIES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

        Both our businesses and those of Equistar are subject to extensive requirements concerning the protection of the environment, including those governing discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes and other materials and the remediation of contamination and contaminated sites. The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under environmental laws. In particular, the production of TiO2, VAM, acetic acid, TiCl4, methanol and certain other chemicals produced by us or Equistar involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain environmental laws, and certain operations involving those substances and compounds have the potential to cause environmental or other damage. We could incur material liabilities, including clean-up costs, fines and civil and criminal sanctions, third-party property damage and personal injury claims, as a result of violations of or liabilities under environmental laws with respect to our operations and those of Equistar. In addition, potentially significant expenditures could be required in connection with the repair or upgrade of facilities in order to comply with existing or new requirements under environmental laws.

Equistar’s principal executive offices and many of its plants are located in and around Houston, Texas. The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. The Texas Natural Resource Conservation Commission has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. Compliance with this plan will result in increased capital investment by Equistar, which could be between $150 million and $300 million before the 2007 deadline, and higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, including litigation, as well as obtaining the necessary permits and approvals.

From time to time, various agencies may serve cease and desist orders or notices of violation on us or Equistar or deny our applications for certain licenses or permits, in each case alleging that our practices are not in compliance with environmental requirements. While we believe that our businesses and the businesses of Equistar generally operate in compliance with applicable environmental requirements and that we maintain adequate reserves with respect to our remediation obligations and the environmental proceedings in which we, our subsidiaries or Equistar have been named as defendants or potentially responsible parties, there can be no assurance that actual costs and liabilities for environmental matters will not exceed the forecasted amounts or that estimates made with respect to indemnification obligations will be accurate.

One of our subsidiaries is named as one of four potentially responsible parties at the Kalamazoo River Superfund Site, at which the State of Michigan is considering selection of a remedial alternative to address polychlorinated biphenyls contamination of river sediments. In October 2000, the Kalamazoo River Study Group (of which our subsidiary is a member) submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total cost of approximately $73 million. Other possible remedial alternatives range from no action at no further cost to the complete dredging of contaminated river sediments at a total cost of approximately $2.5 billion. Based on current information, including the levels of known contaminants, we believe that the selection of the remedial alternative involving complete dredging of river sediments is remote. Our liability at the site will depend on many factors, including the ultimate remedy selected by the State of Michigan, a determination of final allocation, the number of other potentially responsible parties and their financial viability and the remediation methods and technologies available.

It is possible that costs will be incurred with respect to sites or indemnification obligations that currently are unknown, or as to which it is currently not possible to make an estimate.

WE SELL OUR PRODUCTS IN MATURE AND HIGHLY COMPETITIVE INDUSTRIES AND FACE PRICE PRESSURE IN THE MARKETS IN WHICH WE OPERATE.

The global markets in which our chemical businesses operate are highly competitive. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products because they have costs that are lower than ours. In addition, some of our competitors may have greater financial, technological and other resources than ours, and may be better able to withstand changes in market conditions. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Further, consolidation of our competitors or customers in any of the industries in which we compete may have an adverse effect on us. The occurrence of any of these events could adversely affect our financial condition and results of operations.

LITIGATION PROCEEDINGS AND OTHER CLAIMS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

Millennium Chemicals and certain of its subsidiaries are defendants in a number of pending legal proceedings incidental to their present and former operations, including various proceedings against an alleged former subsidiary of a discontinued operation and other alleged past manufacturers alleging personal injury and property damage based on exposure to various chemicals and other materials, such as asbestos and lead pigments used in paint and lead-based paint. It is possible that additional litigation may be filed. The legal proceedings currently in process seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. Liability, if any, that may result is not reasonably capable of determination. Although we believe that, based on information currently available, the disposition of such claims in the aggregate would not have a material adverse effect on Millennium Chemicals’ consolidated financial position, results of operation or cash flow, we cannot assure such a disposition. In addition, Millennium Chemicals and its subsidiaries may be subject to potential undisclosed liabilities associated with their present and former operations, including tax liabilities and environmental liabilities arising from the operations of their predecessors and prior owners or operators of their sites or operations for which they may be responsible.

In September 1999 Celanese AG filed suit against Millennium Chemicals alleging infringement of a Celanese patent relating to acetic acid production technology. Although we believe that we have substantial defenses to this lawsuit, this claim and any future claims of infringement of intellectual property rights could result in loss of revenue and could be time-consuming and costly to defend.

BECAUSE OF MILLENNIUM CHEMICALS’ DUAL RESIDENCE, IT MAY BE SUBJECT TO TAX LIABILITIES AND INDEMNITY, EITHER OF WHICH WOULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Millennium Chemicals is organized under the laws of Delaware and is subject to United States federal income taxation. However, in order to obtain clearance from the U.K. Inland Revenue with respect to the tax-free treatment for U.K. tax purposes for Hanson PLC and Hanson’s shareholders of the stock dividend of shares of Millennium Chemicals issued in connection with the demerger of Millennium Chemicals from Hanson in October 1996, Hanson agreed with the U.K. Inland Revenue that Millennium Chemicals would continue to be centrally managed and controlled in the United Kingdom for at least five years following October 1, 1996. Hanson also agreed with the U.K. Inland Revenue that Millennium Chemicals’ board of directors would be the only medium through which strategic control and policy making powers were exercised, and that meetings of Millennium Chemicals’ board of directors almost invariably would be held in the United Kingdom during this five-year period. In an agreement with Hanson, Millennium Chemicals agreed not to take, or fail to take, during the five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in Hanson’s agreement with the U.K Inland Revenue. Millennium Chemicals’ by-laws provide for similar constraints.

Hanson’s agreement with the U.K. Inland Revenue provides that if, at any time during the five-year period following October 1, 1996, Millennium Chemicals ceases to be regarded as centrally managed and controlled in the United Kingdom, the distribution of common stock to Hanson’s shareholders to effect the demerger will no longer be regarded as tax-free to Hanson under U.K. law, although it will continue to be treated as tax-free under U.K. law to Hanson’s shareholders. Millennium Chemicals has agreed to indemnify Hanson against any liability and penalties arising out of a breach of this agreement between Hanson and the U.K. Inland Revenue. Millennium Chemicals estimates that if this indemnification obligation had arisen prior to October 1, 1997, it would have amounted to approximately $421 million. However, pursuant to the agreement, this obligation decreases by $84.2 million on each October 1 following October 1, 1997, and will continue to decrease through October 1, 2001, when it terminates in full. However, there can be no assurance that the U.K. Inland Revenue will not determine in the future that Millennium Chemicals was not centrally managed and controlled in the United Kingdom, thereby giving rise to tax liability or indemnification obligations.

If Millennium Chemicals ceases to be a U.K. tax resident at any time, Millennium Chemicals will be deemed, for purposes of U.K. corporation tax on chargeable gains, to have disposed of its assets at that time. If this were to occur, Millennium Chemicals would be liable for U.K. corporation tax on chargeable gains on the amount by which the fair market value of those assets at the time of such deemed disposition exceeds its tax basis in those assets. The tax basis of the assets would be calculated in pounds sterling, based on the fair market value of the assets (in pounds sterling at the time of acquisition of the assets) adjusted for U.K. inflation. Accordingly, in those circumstances, Millennium Chemicals could incur a tax liability even though it has not actually sold the assets and even though the underlying value of the assets may not have actually appreciated due to currency movements. Since it is impossible to predict the future value of Millennium Chemicals’ assets, currency movement and inflation rates, it is impossible to predict the magnitude of this liability, should it arise.