Form 10-Q/A
period 2001-06-30
MILLENNIUM CHEMICALS INC
filed 2001-08-10
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT #1

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

EXPLANITORY NOTE

This Amendment to the Form 10-Q for Millennium Chemicals Inc., filed on August 8, 2001, is being filed for the sole purpose of including the following text “Decrease in other liabilities (23) (7)” in the Consolidated Statements of Cash Flows, which was inadvertently omitted on our Form 10-Q filed on August 8, 2001.

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

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.

Consolidated Statements of Cash Flows
(Dollars in Millions)

                                                                 Six Months Ended June 30,
                                                                    2001              2000
                                                              -------------------------------
                                                                          (Unaudited)
Cash flows from operating activities
     Net (loss) income                                         $        (39)     $         73
     Adjustments to reconcile net (loss) income
         to net cash provided by operating activities
         Write-off of assets related to plant closure                     10                 -
         Depreciation and amortization                                    55                56
         Deferred income tax (benefit) provision                         (6)                10
         Restricted stock amortization                                   (1)                 -
         Equity in loss (earnings) of Equistar                            35              (57)
         Minority interest                                                 2                 4
         Changes in assets and liabilities
            Decrease (increase) in trade receivables                      12              (53)
            Decrease in inventories                                       22                10
            (Increase) decrease in other current assets                 (12)                11
            Increase in investments and other assets                    (24)               (3)
            Increase (decrease) in trade accounts payable                  2              (41)
            (Decrease) increase in accrued expenses and
              other liabilities and income taxes payable                (27)                17
            Decrease in other liabilities                               (23)               (7)
                                                                -------------     -------------
          Cash provided by operating activities                            6                20
Cash flows from investing activities
     Capital expenditures                                               (61)              (52)
     Distributions from Equistar                                           -                68
     Proceeds from sale of fixed assets                                    2                 2
                                                                -------------     -------------
          Cash (used in) provided by investing activities               (59)                18
Cash flows from financing activities
     Dividends to shareholders                                          (17)              (18)
     Repurchases of common stock                                           -              (69)
     Proceeds from long-term debt                                        716                80
     Repayment of long-term debt                                       (644)              (36)
     Decrease in notes payable                                          (39)              (19)
                                                                -------------     -------------
         Cash provided by (used in) financing activities                  16              (62)
Effect of exchange rate changes on cash                                  (3)               (2)
                                                                -------------     -------------
Decrease in cash and cash equivalents                                   (40)              (26)
Cash and cash equivalents at beginning of year                           107               110
                                                                -------------     -------------
Cash and cash equivalents at end of period                     $          67     $          84
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