Form 10-Q
period 2001-09-30
MILLENNIUM CHEMICALS INC
filed 2001-11-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

732-933-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,305,518 shares of Common Stock, par value $.01 per share, as of November 6, 2001, excluding 14,591,068 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

Disclosure Concerning Forward-Looking Statements

The statements in this Quarterly Report that are not historical facts are, or may be deemed to be, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the “Company”) or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of our authorized executive officers.

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
  the ability of Equistar to distribute cash to its partners and uncertainties arising from the shared control of Equistar and the Company’s future capital commitments to Equistar;
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
  exposure to legal proceedings relating to present and former operations (including proceedings based on exposure to lead pigments, asbestos and other materials) and other claims; and
  tax and indemnification liabilities arising from the Company’s dual tax residence in the United States and the United Kingdom.
  A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, which is incorporated herein by reference.

The Company disclaims any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company may make on related subjects in its subsequent 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.
Consolidated Balance Sheets
(Dollars In Millions, Except Share Data)

                                                       September 30,    December 31,
                                                           2001             2000
                                                       -------------    -------------
                                                       (Unaudited)
Assets
Current assets
     Cash and cash equivalents                         $         81     $        107
     Trade receivables, net                                     261              306
     Inventories                                                326              373
     Other current assets                                        95              101
                                                       -------------    -------------
            Total current assets                                763              887
Property, plant and equipment, net                              915              957
Investment in Equistar                                          705              760
Other assets                                                    274              225
Goodwill                                                        382              391
                                                       -------------    -------------
            Total assets                               $      3,039     $      3,220
                                                       =============    =============

Liabilities and shareholders' equity
Current liabilities
     Notes payable                                     $          4     $         39
     Current maturities of long-term debt                         1              391
     Trade accounts payable                                     156              165
     Accrued expenses and other liabilities                     196              188
                                                       -------------    -------------
            Total current liabilities                           357              783
Long-term debt                                                1,187              767
Deferred income taxes                                             -               19
Other liabilities                                               606              646
                                                       -------------    -------------
            Total liabilities                                 2,150            2,215
                                                       -------------    -------------

Contingencies (Note 6)

Minority interest                                                19               22
Shareholders' equity
     Preferred stock (par value $.01 per share,
         authorized 25,000,000 shares, none
         issued and outstanding)                                  -                -
     Common stock (par value $.01 per share,
         authorized 225,000,000 shares;
         77,896,586 shares issued at September
         30, 2001 and December 31, 2000)                          1                1
     Paid in capital                                          1,302            1,326
     Retained (deficit) earnings                               (22)               55
     Unearned restricted shares                                 (3)             (25)
     Cumulative other comprehensive loss                      (141)            (107)
     Treasury stock (at cost, 14,534,337
         and 13,747,228 shares at September
         30, 2001 and December 31, 2000,
         respectively)                                        (282)            (282)
     Deferred compensation                                       15               15
                                                       -------------    -------------
            Total shareholders' equity                          870              983
                                                       -------------    -------------
Total liabilities and shareholders' equity             $      3,039     $      3,220
                                                       =============    =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Share Data)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                                2001             2000              2001             2000
                                            ------------------------------     ------------------------------
                                                     (Unaudited)                         (Unaudited)

Net sales                                   $        393     $        473      $      1,256     $      1,359
Operating costs and expenses
     Cost of products sold                           307              335               978              970
     Depreciation and amortization                    28               27                83               83
     Selling, development and
       administrative expense                         35               57               113              153
     Reorganization and plant closure
       charges                                         -                -                36                -
                                            -------------    -------------     -------------    -------------
             Operating income                         23               54                46              153
Interest expense                                    (18)             (20)              (62)             (58)
Interest income                                        -                1                 2                2
Equity in (loss) earnings of Equistar               (26)               16              (61)               73
Other income, net                                      2                8                 1               13
                                            -------------    -------------     -------------    -------------
(Loss) income from continuing operations
     before income taxes
     and minority interest                          (19)               59              (74)              183
Benefit (provision) for income taxes                   8             (23)                26             (70)
                                            -------------    -------------     -------------    -------------
(Loss) income from continuing operations
     before minority interest                       (11)               36              (48)              113
Minority interest                                    (1)              (1)               (3)              (5)
                                            -------------    -------------     -------------    -------------
Net (loss) Income                           $       (12)     $         35      $       (51)     $        108
                                            =============    =============     =============    =============

Net (loss) income per share - basic         $     (0.20)     $       0.56      $     (0.80)     $       1.68
                                            -------------    -------------     -------------    -------------

Net (loss) income per share - diluted       $     (0.20)     $       0.55      $     (0.80)     $       1.66
                                            -------------    -------------     -------------    -------------

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                  2001              2000
                                                              -------------------------------
                                                                        (Unaudited)
Cash flows from operating activities
     Net (loss) income                                        $       (51)      $        108
     Adjustments to reconcile net (loss) income to net
    cash provided by operating activities
         Write-off of assets related to plant closure                   10                 -
         Depreciation and amortization                                  83                83
         Deferred income tax (benefit) provision                      (40)                37
         Restricted stock amortization                                 (2)               (4)
         Equity in loss (earnings) of Equistar                          61              (73)
         Minority interest                                               3                 5
         Changes in assets and liabilities
            Decrease (increase) in trade receivables                    35              (57)
            Decrease (increase) in inventories                          32               (1)
            (Increase) decrease in other current assets               (21)                18
            Increase in investments and other assets                  (33)               (8)
            Decrease in trade accounts payable                         (2)              (22)
            Increase (decrease) in accrued expenses
             and other liabilities                                      24              (99)
            Decrease in other liabilities                             (32)              (24)
                                                              -------------     -------------
         Cash provided by (used in) operating activities                67              (37)
Cash flows from investing activities
     Capital expenditures                                             (85)              (72)
     Distributions from Equistar                                         -                83
     Proceeds from sale of fixed assets                                  5                 2
                                                              -------------     -------------
         Cash (used in) provided by investing activities              (80)                13
Cash flows from financing activities
     Dividends to shareholders                                        (26)              (27)
     Repurchases of common stock                                         -              (69)
     Proceeds from long-term debt                                      754               255
     Repayment of long-term debt                                     (701)             (137)
     Decrease in notes payable                                        (33)              (11)
                                                              -------------     -------------
         Cash (used in) provided by financing activities               (6)                11
Effect of exchange rate changes on cash                                (7)                 -
                                                              -------------     -------------
Decrease in cash and cash equivalents                                 (26)              (13)
Cash and cash equivalents at beginning of year                         107               110
                                                              -------------     -------------
Cash and cash equivalents at end of period                    $         81      $         97
                                                              =============     =============

See Notes to Consolidated Financial Statements

MILLENNIUM CHEMICALS INC.
Consolidated Statements of Changes in Shareholders' Equity
(In Millions) (Unaudited)

                                                                                                                                                 Cumulative
                                                                                                                  Retained     Unearned             Other
                                               Common Stock       Treasury          Deferred        Paid In       Earnings    Restricted        Comprehensive
                                            Shares       Amount     Stock         Compensation      Capital       (Deficit)     Shares              Loss               Total
                                          ---------    ---------  ---------    ------------------  ----------     ---------   -----------     -----------------       -------

 Balance at December 31, 2000             $     64     $    1     $  (282)     $          15       $   1,326      $     55    $     (25)      $         (107)         $  983
 Comprehensive income
      Net loss                                   -          -            -                 -               -          (51)             -                    -           (51)
      Other comprehensive income
          Unrealized loss on cash flow
            hedges                               -          -            -                 -               -             -             -                 (16)           (16)
          Currency translation
            adjustment                           -          -            -                 -               -             -             -                 (18)           (18)
                                          ---------    -------    ---------    --------------       ---------     ---------   -----------     ----------------       --------
 Total comprehensive loss                        -          -            -                 -               -          (51)             -                 (34)           (85)
 Amortization and adjustment of
      unearned restricted shares                 -          -            -                 -            (24)             -            22                    -            (2)
 Issuance of shares from employee
      benefit plan trusts                        -          -            1               (1)               -             -             -                    -              -
 Shares purchased by rabbi trust                 -          -          (1)                 -               -             -             -                    -            (1)
 Shares purchased by employee
      benefit plan trusts                        -          -            -                 1               -             -             -                    -              1
 Dividend to shareholders                        -          -            -                 -               -          (26)             -                    -           (26)
                                          ---------    -------    ---------    --------------       ---------     ---------   -----------     ----------------       --------
 Balance at September 30, 2001            $     64     $    1     $  (282)     $          15        $  1,302      $   (22)    $      (3)      $         (141)        $   870
                                          =========    =======    =========    ==============       =========     =========   ===========     ================       ========

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

Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of 90 days or less. In addition, Other assets include approximately $15 and $29 in restricted cash at September 30, 2001 and December 31, 2000, respectively, which is on deposit to satisfy insurance claims.

Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 30% and 31% of consolidated inventories at September 30, 2001 and December 31, 2000, respectively, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

                                   September 30,    December 31,
                                       2001             2000
                                   -------------    -------------
                                   (Unaudited)
 Inventories
 Finished products                 $        179     $        188
 In-process products                         22               26
 Raw materials                               73              111
 Other inventories                           52               48
                                   -------------    -------------
                                   $        326     $        373
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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years as required under current generally accepted accounting principles. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at September 30, 2001. See “Recent Accounting Developments” below.

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

Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- fair-value hedges, along with the losses or gains on the hedged assets or liabilities that are attributable to the hedged risks (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- cash-flow hedges are recorded in Other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transactions are fair-value hedges or cash-flow hedges. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within Shareholders’ equity. For derivative instruments not designated as hedging instruments, changes in fair values are recognized in earnings in the current period.

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

Income Taxes: Deferred income taxes result from temporary differences between the financial statement basis and income tax basis of assets and liabilities and are computed using enacted marginal tax rates of the respective tax jurisdictions. Valuation allowances are provided against deferred tax assets that are not likely to be realized in full. The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when certain operations of Hanson were included in the consolidated U.S. tax returns of the Company’s subsidiaries.

Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $4 and $6 for the three months ended September 30, 2001 and 2000, respectively, and $16 and $19 for the nine months ended September 30, 2001 and 2000, respectively.

Earnings per share: The weighted-average number of equivalent shares of Common stock outstanding used in computing earnings per share is as follows:

                            For Three Months Ended              For Nine Months Ended
                                  September 30,                       September 30,
                            2001              2000              2001             2000
                        -------------------------------     ------------------------------
                                   (Unaudited)                         (Unaudited)
Basic                      63,517,778       63,244,539        63,515,039       64,584,509
Options                             -                -                 -                -
Restricted shares                   -          619,126                 -          641,226
                        --------------    -------------     -------------    -------------
Diluted                    63,517,778       63,863,665        63,515,039       65,225,735
                        ==============    =============     =============    =============

The computation of diluted earnings per share for the three months and nine months ended September 30, 2001 does not include 302,071 and 308,933 restricted shares, respectively, issued under certain of the Company’s incentive arrangements, as their effect would be antidilutive.

Recent Accounting Developments: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”); SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”); and, SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment. This new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002 and is currently evaluating the potential impact on its financial position and results of operations. Amortization of goodwill existing at September 30, 2001, on an annual basis, is $12. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003 and is currently evaluating the potential impact on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS NO. 144”). SFAS No. 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121; however, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. Although earlier application is permitted, the Company must adopt this standard on January 1, 2002. The provisions of this standard are to be applied prospectively.

Note 3—Reorganization and Plant Closure Charges

A provision for reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.37 per share) was recorded in the first nine months of 2001 related to reorganization activities within each of the Company’s business segments.

During the second quarter of 2001, $31 was recorded in connection with the Company’s announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 charge includes severance and other employee related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded reorganization and other charges of $5 in the Acetyls segment. These charges included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001.

Payments of $14 million, primarily severance and related costs, for reorganization and plant closure have been made during the nine months ended September 30, 2001.

Note 4—Long-Term Debt and Credit Arrangements.

                                                               September 30,     December 31,
                                                                   2001              2000
                                                               -------------     -------------
                                                                (Unaudited)
Revolving Credit Facility due 2006 bearing interest at
     the option of the Company at the higher of the
     federal funds rate plus .50% and the bank's prime
     lending rate plus 1.0%, or at LIBOR or NIBOR plus,
     in each case, a facility fee of .50% to be                $         20      $          -
     paid quarterly
Revolving Credit Facility bearing interest at the bank's
     prime lending rate, or at LIBOR or NIBOR plus .275%
     at the option of the Company plus, in each case, a
     facility fee of .15% to be paid quarterly                            -               388
Term loan due 2006 bearing interest at the option of the
     Company at the higher of the federal funds rate plus
     .50% and the bank's prime lending rate plus 2.0%, or
     at LIBOR or NIBOR plus 3.0% to be paid quarterly                   125                 -
7% Senior Notes due 2006                                                500               500
7.625% Senior Debentures due 2026                                       249               249
9.25% Senior Notes due 2008                                             275                 -
Debt payable through 2007 at interest rates ranging
     from 2% to 9.5%                                                     19                21
Less current maturities of long-term debt                               (1)             (391)
                                                               -------------     -------------
                                                               $      1,187      $        767
                                                               =============     =============

On June 18, 2001, Millennium America Inc. (“Millennium America”), a wholly owned indirect subsidiary of the Company, entered into a five-year Secured Credit Agreement (the “Credit Agreement”) to replace the previously existing Revolving Credit Agreement, which was due to expire in July 2001. Under the new Credit Agreement, certain of the Company’s subsidiaries including Millennium America may borrow up to $175 under the revolving credit portion of the Credit Agreement (“Revolving Loans”) and up to $125 under the term loan portion of the Credit Agreement (“Term Loans”).

The Company and Millennium America guarantee the obligations under the Credit Agreement.

The Revolving Loans are available in U.S. dollars, pounds sterling and euros. The Revolving Loans may be borrowed, repaid, prepaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of September 30, 2001, no amounts were outstanding under the letter of credit or swingline facilities. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent’s prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company’s leverage ratio, as defined. The margins set forth in the table above are the margins at the end of the third quarter and through the date hereof.

The Credit Agreement contains negative covenants, subject to certain exceptions and specified baskets, that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; (x) increase the amount of the $750 indemnity by Millennium America related to certain Equistar long-term debt (as described below in this note); and (xi) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. In addition, the Credit Agreement requires the Company to satisfy financial performance criteria with respect to debt coverage and interest coverage ratios.

The obligations are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement), (2) all the equity interests held by the Company’s subsidiaries in Equistar and the LaPorte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the LaPorte Methanol Company, respectively), and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement).

The 7% Senior Notes and 7.625% Senior Debentures were issued by Millennium America and are guaranteed by the Company. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions; (iv) repurchase capital stock; (v) make other restricted payments including, without limitation, investments; (vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and, (xii) enter into sale/leaseback transactions. However, if the 9.25% Senior Notes receive credit ratings from both Standard & Poor’s and Moody’s Investors Service as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply.

Millennium America has entered into an indemnity agreement with Equistar pursuant to which Millennium America may be required to contribute to Equistar an amount equal to up to the lesser of $750 or the sum of the principal amount outstanding under Equistar’s secured revolving credit facility (not to exceed $275) and Equistar’s 10.125% Senior Notes due 2008 (not to exceed $475), in each case together with interest. However, pursuant to the terms of this indemnity agreement, Millennium is only required to pay this amount to Equistar if the lenders under such secured revolving credit facility or the holders of such Senior Notes have not been able to obtain payment after pursuing and exhausting all their remedies against Equistar, including the liquidation of Equistar’s assets. The indemnity expressly does not create any right in favor of such lenders or such holders or any person other than Millennium America, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the lenders under such secured revolving credit facility or the holders of such Senior Notes. The indemnity agreement replaced a prior guarantee by Millennium America of up to $750 of Equistar’s debt.

The indemnity will remain in effect indefinitely but at any time after December 31, 2004 Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity if certain conditions are met including financial ratios and covenants. In addition, Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity in the event the Company sells its interests in the subsidiaries that directly hold the partnership interests of Equistar or if those subsidiaries sell their interests in Equistar, provided a financial condition is met.

Note 5—Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s financial statements.

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

In addition, the Company utilizes forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. As of September 30, 2001, approximately $3 of deferred net losses on foreign currency cash flow hedges accumulated in OCI are expected to be reclassified to earnings during the next twelve months.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by weather and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with a maximum maturity of three years. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. As of September 30, 2001, approximately $7 of deferred net losses on commodity swaps accumulated in OCI are expected to be reclassified to earnings during the next twelve months.

Interest-rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. As of September 30, 2001, the Company had entered into interest-rate swap agreements to convert $200 of its fixed-rate debt into variable-rate debt. These derivatives did not qualify for hedge accounting because the maturity of the swaps was less than the maturity of the hedged debt. Accordingly, the fair value of such arrangements as of September 30, 2001 of $5 was recognized as a reduction in Interest expense. These gains were subsequently realized early in the fourth quarter when the swap agreements were terminated.

Note 6—Contingencies

Legal and Environmental: The Company and several of its subsidiaries are defendants in a number of pending legal proceedings incidental to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to asbestos, as well as various chemicals and materials manufactured by the Company’s current and former subsidiaries. Typically, such proceedings involve large claims made by many plaintiffs against many defendants in the chemical industry. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position, results of operations or cash flows of the Company.

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

Certain of the Company’s subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company’s subsidiaries or their predecessors, some of which disposal sites or facilities are on the Superfund National Priorities List of the United States Environmental Protection Agency (“EPA”) or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Certain of these proceedings involve claims for substantial amounts. The Company estimates that its share of the exposures related to these claims ranges from less than $0.3 to $29. One potentially significant matter in which a Company subsidiary is one of four PRPs concerns alleged PCB contamination of a section of the Kalamazoo River from Kalamazoo, Michigan to Lake Michigan. This matter has been stayed and now is being addressed through the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by the Kalamazoo River Study Group (“KRSG”), of which the Company’s subsidiary is a member. In October 2000, the KRSG submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. The Company has accrued for its estimated share of costs for this matter.

Celanese International Corporation (“Celanese”) filed suit in 1999 against a Company subsidiary alleging infringement of a Celanese patent relating to acetic acid production technology. In this suit, Celanese seeks monetary damages and injunctive relief. The Company has substantial defenses to this lawsuit and is vigorously defending it.

The Company believes that the range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $85 and $90 and has accrued $90 as of September 30, 2001. The Company’s ultimate liability in connection with these proceedings may depend on many factors, including the volume of material contributed to the sites, the number of other PRPs and their financial viability, and the remediation methods and technologies to be used.

Other Contingencies: The Company is organized under the laws of Delaware and is subject to United States federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the Demerger stock dividend for United Kingdom tax purposes for Hanson and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that the Company would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. The Company agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. The Company also agreed to indemnify Hanson against any liability and penalties arising out of a breach of such agreement. The Company believes that, since the Demerger, it has been and currently is centrally managed and controlled in the United Kingdom.

Note 7—Operations by Business Segment

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products; Acetyls; and, Fragrance and Flavor Chemicals.

The following is a summary of the Company's operations by business segment:

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                               2001              2000              2001             2000
                                           -------------------------------     ------------------------------
                                                     (Unaudited)                        (Unaudited)
Net Sales
     Titanium Dioxide and Related Products $         286     $        354      $        903     $      1,037
     Acetyls                                          85               95               282              244
     Fragrance and Flavor Chemicals                   22               24                71               78
                                           --------------    -------------     -------------    -------------
         Total                             $         393     $        473      $      1,256     $      1,359
                                           ==============    =============     =============    =============

Operating income (loss) (1)
     Titanium Dioxide and Related Products $          21     $         35      $         39     $        106
     Acetyls                                         (1)               14               (3)               30
     Fragrance and Flavor Chemicals                    3                5                10               17
                                           --------------    -------------     -------------    -------------
         Total                             $          23     $         54      $         46     $        153
                                           ==============    =============     =============    =============

Depreciation and amortization
     Titanium Dioxide and Related Products $          21     $         20      $         62     $         63
     Acetyls                                           5                5                15               14
     Fragrance and Flavor Chemicals                    2                2                 6                6
                                           --------------    -------------     -------------    -------------
         Total                             $          28     $         27      $         83     $         83
                                           ==============    =============     =============    =============

Capital expenditures
     Titanium Dioxide and Related Products $          23     $         18      $         72     $         62
     Acetyls                                           -                1                 5                4
     Fragrance and Flavor Chemicals                    1                1                 3                6
     Corporate                                         -                -                 5                -
                                           --------------    -------------     -------------    -------------
         Total                             $          24     $         20      $         85     $         72
                                           ==============    =============     =============    =============

(1) Includes reorganization and plant closure charges of $36 for the nine months ended September 30, 2001, all of which was incurred prior to the three months ended September 30, 2001.

Note 8—Supplemental Financial Information

Millennium America is a holding company for all of the Company’s operating subsidiaries other than the subsidiaries that own the Company’s operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes due November 15, 2006, the 7.625% Senior Debentures due November 15, 2026 and the 9.25% Senior Notes due June 18, 2008 and is the principal borrower under the Company’s Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as the borrowings under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at September 30, 2001 and December 31, 2000, Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2001 and 2000, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 are provided for Millennium Chemicals Inc. as supplemental financial statements of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America and all other non-guarantor subsidiaries. The investment in subsidiaries is accounted for under the equity method.

                                                                             MILLENNIUM                                              MILLENNIUM
                                                        MILLENNIUM           CHEMICALS            NON-                               CHEMICALS
                                                       AMERICA INC.             INC.            GUARANTOR           ELIMIN-           INC. AND
                                                         (ISSUER)           (GUARANTOR)       SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                     ---------------------------------------------------------------------------------------------
 September 30, 2001 (Unaudited)
 Assets
 Inventories                                         $              -     $            -      $         326     $            -     $          326
 Other current assets                                              10                  -                427                  -                437
 Property, plant and equipment, net                                 -                  -                915                  -                915
 Investment in Equistar                                             -                  -                705                  -                705
 Investment in subsidiaries                                     5,145              1,053                  -            (6,198)                  -
 Other assets                                                      13                  -                261                  -                274
 Goodwill                                                           -                  -                382                  -                382
 Due from parent and affiliates                                   664                  -                  -              (664)                  -
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
     Total assets                                    $          5,832     $        1,053     $        3,016     $      (6,862)    $         3,039
                                                     =================    ===============    ===============    ===============   ================

 Liabilities and shareholders' equity
 Current maturities of long-term debt                $              -     $            -     $            1     $            -    $             1
 Other current liabilities                                         28                  -                328                  -                356
 Long-term debt                                                 1,169                  -                 18                  -              1,187
 Other liabilities                                                  -                  3                603                  -                606
 Due to parent and affiliates                                       -                 79                585              (664)                  -
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
    Total liabilities                                           1,197                 82              1,535              (664)              2,150

 Minority interest                                                  -                  -                 19                  -                 19
 Shareholders' equity                                           4,635                971              1,462            (6,198)                870
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
    Total liabilities and shareholders' equity       $          5,832     $        1,053     $        3,016     $      (6,862)    $         3,039
                                                     =================    ===============    ===============    ===============   ================

                                                                             MILLENNIUM                                              MILLENNIUM
                                                        MILLENNIUM           CHEMICALS            NON-                               CHEMICALS
                                                       AMERICA INC.             INC.            GUARANTOR           ELIMIN-           INC. AND
                                                         (ISSUER)           (GUARANTOR)       SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                     ---------------------------------------------------------------------------------------------
 December 31, 2000
 Assets
 Inventories                                         $              -     $            -     $          373     $            -     $          373
 Other current assets                                               1                  -                513                  -                514
 Property, plant and equipment, net                                 -                  -                957                  -                957
 Investment in Equistar                                             -                  -                760                  -                760
 Investment in subsidiaries                                     5,229              1,033                  -            (6,262)                  -
 Other assets                                                       3                  -                222                  -                225
 Goodwill                                                           -                  -                391                  -                391
 Due from parent and affiliates                                   633                  -                  -              (633)                  -
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
     Total assets                                    $          5,866     $        1,033     $        3,216     $      (6,895)    $         3,220
                                                     =================    ===============    ===============    ===============   ================

 Liabilities and shareholders' equity
 Current maturities of long-term debt                $            360     $            -     $           31     $            -    $           391
 Other current liabilities                                         24                  -                368                  -                392
 Long-term debt                                                   749                  -                 18                  -                767
 Other liabilities                                                  -                  3                662                  -                665
 Due to parent and affiliates                                       -                 47                586              (633)                  -
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
    Total liabilities                                           1,133                 50              1,665              (633)              2,215

 Minority interest                                                  -                  -                 22                  -                 22
 Shareholders' equity
                                                                4,733                983              1,529            (6,262)                983
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
    Total liabilities and shareholders' equity       $          5,866     $        1,033     $        3,216     $      (6,895)    $         3,220
                                                     =================    ===============    ===============    ===============   ================

                                                                                  MILLENNIUM                                              MILLENNIUM
                                                            MILLENNIUM            CHEMICALS            NON-                               CHEMICALS
                                                           AMERICA INC.              INC.            GUARANTOR           ELIMIN-           INC. AND
                                                             (ISSUER)            (GUARANTOR)       SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                        -----------------------------------------------------------------------------------------------
 Three Months Ended September 30, 2001 (Unaudited)
 Net sales                                              $               -      $            -     $          393     $            -    $           393
 Cost of goods sold                                                     -                   -                307                  -                307
 Depreciation and amortization                                          -                   -                 28                  -                 28
 Selling, development and administrative expense                        -                   -                 35                  -                 35
 Reorganization and plant closure charges                               -                   -                  -                  -                  -
                                                        ------------------     ---------------    ---------------    ---------------   ----------------
     Operating loss                                                     -                   -                 23                  -                 23
 Interest expense, net                                               (18)                   -                  -                  -               (18)
 Intercompany interest income (expense)                                27                 (1)               (26)                  -                  -
 Equity in loss of Equistar                                             -                   -               (26)                  -               (26)
 Equity in (loss) earnings of subsidiaries                           (20)                   3                  -                 17                  -
 Other income, net                                                      -                   -                  1                  -                  1
 (Provision) benefit for income taxes                                 (3)                   -                 11                  -                  8
                                                        ------------------     ---------------    ---------------    ---------------   ----------------
      Net (loss) income                                 $            (14)      $            2     $         (17)     $           17    $          (12)
                                                        ==================     ===============    ===============    ===============   ================

 Three Months Ended September 30, 2000 (Unaudited)
 Net sales                                              $               -      $            -     $          473     $            -    $           473
 Cost of goods sold                                                     -                   -                335                  -                335
 Depreciation and amortization                                          -                   -                 27                  -                 27
 Selling, development and administrative expense                        -                   -                 57                  -                 57
                                                        ------------------     ---------------    ---------------    ---------------   ----------------
      Operating income                                                  -                   -                 54                  -                 54
 Interest expense, net                                               (19)                   -                  -                  -               (19)
 Intercompany interest income (expense)                                27                 (1)               (26)                  -                  -
 Equity in earnings of Equistar                                         -                   -                 16                  -                 16
 Equity in earnings of subsidiaries                                     5                  26                  -               (31)                  -
 Other income, net                                                      -                   -                  7                  -                  7
 Provision for income taxes                                           (3)                   -               (20)                  -               (23)
                                                        ------------------     ---------------    ---------------    ---------------   ----------------
      Net income                                        $              10      $           25     $           31     $         (31)    $            35
                                                        ==================     ===============    ===============    ===============   ================

                                                                             MILLENNIUM                                              MILLENNIUM
                                                        MILLENNIUM           CHEMICALS            NON-                               CHEMICALS
                                                       AMERICA INC.             INC.            GUARANTOR           ELIMIN-           INC. AND
                                                         (ISSUER)           (GUARANTOR)       SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                     ---------------------------------------------------------------------------------------------
 Nine Months Ended September 30, 2001 (Unaudited)
 Net sales                                           $              -     $            -     $        1,256     $            - $  $         1,256
 Cost of goods sold                                                 -                  -                978                  -                978
 Depreciation and amortization                                      -                  -                 83                  -                 83
 Selling, development and administrative expense                    -                  -                113                  -                113
 Reorganization and plant closure charges                           -                  -                 36                  -                 36
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
     Operating income                                               -                  -                 46                  -                 46
 Interest expense, net                                           (58)                  -                (2)                  -               (60)
 Intercompany interest income (expense)                            81                (3)               (78)                  -                  -
 Equity in loss of Equistar                                         -                  -               (61)                  -               (61)
 Equity in (loss) earnings of subsidiaries                       (84)                 20                  -                 64                  -
 Other expense, net                                               (1)                  -                (1)                  -                (2)
 (Provision) benefit for income taxes                             (7)                  1                 32                  -                 26
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
      Net (loss)income                               $           (69)     $           18     $         (64)     $           64 $  $          (51)
                                                     =================    ===============    ===============    ===============   ================

 Nine Months Ended September 30, 2000 (Unaudited)
 Net sales                                           $              -     $            -     $        1,359     $            -    $         1,359
 Cost of goods sold                                                 -                  -                970                  -                970
 Depreciation and amortization                                      -                  -                 83                  -                 83
 Selling, development and administrative expense                    -                  -                153                  -                153
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
      Operating income                                              -                  -                153                  -                153
 Interest expense, net                                           (56)                  -                  -                  -               (56)
 Intercompany interest income (expense)                            82                (2)               (80)                  -                  -
 Equity in earnings of Equistar                                     -                  -                 73                  -                 73
 Equity in earnings of subsidiaries                                44                 49                  -               (93)                  -
 Other income, net                                                  -                  -                  8                  -                  8
 (Provision) benefit for income taxes                            (10)                  1               (61)                  -               (70)
                                                     -----------------    ---------------    ---------------    ---------------   ----------------
      Net income                                     $             60     $           48     $           93     $         (93)    $           108
                                                     =================    ===============    ===============    ===============   ================

                                                                             MILLENNIUM                                             MILLENNIUM
                                                        MILLENNIUM           CHEMICALS           NON-                               CHEMICALS
                                                       AMERICA INC.             INC.           GUARANTOR           ELIMIN-           INC. AND
                                                         (ISSUER)           (GUARANTOR)      SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                    ---------------------------------------------------------------------------------------------
 Nine Months Ended September 30, 2001 (Unaudited)
 Cash provided by (used in) operating activities    $               20    $          (5)    $           52     $            -    $            67
 Cash flows from investing activities                                                                                                          -
    Capital expenditures                                             -                 -              (85)                  -               (85)
    Proceeds from sale of fixed assets                               -                 -                 5                  -                  5
                                                    -------------------   ---------------   ---------------    ---------------   ----------------
        Cash used in investing activities                            -                 -              (80)                  -               (80)
 Cash flows from financing activities
    Dividends to shareholders                                        -              (26)                 -                  -               (26)
    Proceeds from long-term debt                                   716                 -                38                  -                754
    Repayment of long-term debt                                  (640)                 -              (61)                  -              (701)
    Intercompany activity                                         (77)                31                46                  -                  -
    Decrease in notes payable                                     (17)                 -              (16)                  -               (33)
                                                    -------------------   ---------------   ---------------    ---------------   ----------------
 Cash (used in) provided by financing activities                  (18)                 5                 7                  -                (6)
 Effect of exchange rate changes on cash                             -                 -               (7)                  -                (7)
                                                    -------------------   ---------------   ---------------    ---------------   ----------------
 Increase (decrease) in cash and cash equivalents                    2                 -              (28)                  -               (26)
 Cash and cash equivalents at beginning of year                      1                 -               106                  -                107
                                                    -------------------   ---------------   ---------------    ---------------   ----------------
 Cash and cash equivalents at end of period         $                3    $            -    $           78     $            -    $            81
                                                    ===================   ===============   ===============    ===============   ================

                                                                          MILLENNIUM                                                MILLENNIUM
                                                       MILLENNIUM          CHEMICALS             NON-                               CHEMICALS
                                                      AMERICA INC.            INC.             GUARANTOR           ELIMIN-           INC. AND
                                                        (ISSUER)          (GUARANTOR)        SUBSIDIARIES          ATIONS          SUBSIDIARIES
                                                    ---------------------------------------------------------------------------------------------
 Nine Months Ended September 30, 2000 (Unaudited)
 Cash provided by (used in) operating activities    $             29    $           (5)     $         (61)     $            -    $          (37)
 Cash flows from investing activities
    Capital expenditures                                           -                  -               (72)                  -               (72)
    Distribution from Equistar                                     -                  -                 83                  -                 83
    Proceeds from sale of fixed assets                             -                  -                  2                  -                  2
                                                    -----------------   ----------------    ---------------    ---------------   ----------------
        Cash provided by investing activities                      -                  -                 13                  -                 13
 Cash flows from financing activities
    Dividends to shareholders                                      -               (27)                  -                  -               (27)
    Repurchase of common stock                                     -                  -               (69)                  -               (69)
    Proceeds from long-term debt                                 225                  -                 30                  -                255
    Repayment of long-term debt                                (115)                  -               (22)                  -              (137)
    Intercompany activity                                      (126)                 32                 94                  -                  -
    Decrease in notes payable                                    (4)                  -                (7)                  -               (11)
                                                    -----------------   ----------------    ---------------    ---------------   ----------------
 Cash (used in) provided by financing activities                (20)                  5                 26                  -                 11
 Effect of exchange rate changes on cash                           -                  -                  -                  -                  -
                                                    -----------------   ----------------    ---------------    ---------------   ----------------
 Increase (decrease) in cash and cash equivalents                  9                  -               (22)                  -               (13)
 Cash and cash equivalents at beginning of year                    -                  -                110                  -                110
                                                    -----------------   ----------------    ---------------    ---------------   ----------------
 Cash and cash equivalents at end of period         $              9    $             -     $           88     $            -    $            97
                                                    =================   ================    ===============    ===============   ================

Note 9—Information on Equistar

The following is summarized financial information for Equistar:

                                                       September 30,     December 31,
                                                           2001              2000
                                                       -------------     -------------
                                                       (Unaudited)

Current assets                                         $      1,312      $      1,332
Noncurrent assets                                             5,130             5,250
                                                       -------------     -------------
         Total assets                                  $      6,442      $      6,582
                                                       =============     =============

Current liabilities                                    $        701      $        743
Non-current liabilities                                       2,384             2,299
Partners' capital                                             3,357             3,540
                                                       -------------     -------------
         Total liabilities and partners' capital        $      6,442      $      6,582
                                                       =============     =============

                                       Three Months Ended                 Nine Months Ended
                                          September 30,                      September 30,
                                     2001              2000             2001              2000
                                 -------------------------------    -------------------------------
                                           (Unaudited)                        (Unaudited)

Net sales                        $       1,351     $      1,955     $      4,724     $     5,712
Operating (loss) income                   (34)              109             (56)             406
Net (loss) income                         (82)               63            (189)             271

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

RESULTS OF CONSOLIDATED OPERATIONS

                                                   Three Months Ended                 Nine Months Ended
                                                       September 30,                    September 30,
                                                 2001                2000          2001               2000
                                                --------------------------        -------------------------
                                                              (In millions, except share data)
                                                                       (Unaudited)

 Net sales                                      $     393     $       473         $     1,256  $     1,359

 Operating income                                      23              54                  46*         153

 Equity in (loss) earnings of Equistar               (26)              16                (61)           73

 Net (loss) income                                   (12)              35                (51)          108

 Basic (loss) earnings per share                   (0.20)            0.56              (0.80)         1.68

 Diluted (loss) earnings per share                 (0.20)            0.55              (0.80)         1.66

* Includes $36 million of reorganization and plant closure charges for the nine months ended September 30, 2001, all of which were incurred prior to the three months ended September 30, 2001.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Third quarter 2001 results were negatively impacted by weak pricing and demand for petrochemical products, including Acetyls and Equistar’s principal products, ethylene and polyethylene, as well as continued global economic slowness and industry overcapacity in all three business segments. The Company has significantly lowered production rates in its major businesses from prior-year levels in response to reduced demand and to manage inventory levels, thus increasing per unit costs.

Net sales for the quarter ended September 30, 2001 decreased 17% to $393 million from $473 million in the same period of 2000. The decreased sales were due primarily to lower volumes in the Titanium Dioxide and Related Products segment and lower prices across all business segments.

Operating income of $23 million for the quarter ended September 30, 2001 decreased $31 million or 57% from the third quarter of 2000, primarily due to lower net sales and higher per unit product costs in all business segments, partially offset by lower Selling, development and administrative (“S, D&A”) expenses due to cost-cutting initiatives.

The Company reported a net loss of $12 million or $0.20 per share for the third quarter of 2001 compared to net income of $35 million or $0.56 per share for the same period last year. Although all three business segments reported lower profits compared to the third quarter of 2000, the main reason for the large decrease was an equity loss of $26 million from Equistar in the third quarter of 2001 compared to equity earnings of $16 million in the third quarter of 2000. In addition, income was favorably affected by an after-tax gain of $3 million related to certain interest rate swap agreements on $200 million of the Company’s debt.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net sales for the first nine months of 2001 decreased $103 million or 8% from the first nine months of 2000 primarily due to lower volumes in the Titanium Dioxide and Related Products segment and declining prices across all business segments.

Operating income of $82 million (excluding a reorganization charge of $36 million) for the first nine months of 2001 decreased $71 million or 46% from the same period last year. All three business segments have been affected by slowness in the global economy. The Acetyls business segment was severely impacted by declining prices during the third quarter and high cost of natural gas during the first quarter, causing a 93% decrease in profits from the first nine months of 2000. The Fragrance and Flavors business remains under significant competitive pressure. The Titanium Dioxide and Related Products segment has experienced competitive pressure on pricing globally, coupled with reduced sales volumes and higher manufacturing costs primarily due to reduced plant operating rates causing lower fixed cost absorption.

The Company reported a net loss of $51 million or $0.80 per share for the first nine months of 2001 compared to net income of $108 million or $1.68 per share for the first nine months of 2000. The primary reasons for the decrease were declining operating profits in all three business segments and an equity loss from Equistar of $61 million (including approximately $4 million after-tax or $0.06 per share for the shutdown of Equistar’s Port Arthur, Texas plant) compared to $73 million of equity earnings from Equistar for the first nine months of 2000. The first nine months of 2001 also included $36 million in reorganization and plant closure charges ($24 million after-tax or $0.37 per share), consisting of an approximate $10 million write-down of assets and $2 million in other costs related to the idling of the Company’s Hawkins Point, Maryland sulfate-process plant, approximately $5 million for the closure of an administrative office in Cincinnati, Ohio, and approximately $19 million related to a 10% reduction of the Company’s global workforce. Excluding these charges and the Equistar plant shutdown, the nine-month net loss would have been $23 million or $0.37 per share. Payments of $14 million, primarily severance and related costs, for reorganization and plant closure have been made during the nine months ended September 30, 2001.

SEGMENT ANALYSIS

Segment discussions highlight profitability trends of the Company's businesses exclusive of reorganization and plant closure charges.

Titanium Dioxide and Related Products

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                       September 30,
                                                2001             2000              2001             2000
                                             --------------------------          -------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

 Net sales                                $        286   $        354           $     903      $    1,037

 Operating income                                   21             35                  39             106

 Operating income, excluding reorganization
   and plant closure charges                        21             35                  69             106

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Third quarter 2001 operating income of $21 million decreased $14 million or 40% from the third quarter of 2000. Net sales of $286 million for the third quarter of 2001 decreased approximately 19% from the same period last year due to a decrease in overall sales volumes of 13% and a decrease in average selling prices of almost 8% compared to the third quarter of 2000.

The operating rate for the third quarter of 2001 was 86%, based on an annual effective capacity of 712,000 metric tons, compared to 98% for the comparable period last year, as production was curtailed in order to match production with reduced market demand and to control inventory levels. As previously announced, the Company idled its sulfate-process plant in Hawkins Point, Maryland in September, reducing its annual nameplate capacity to 690,000 metric tons beginning in the fourth quarter of 2001.

Manufacturing costs per ton in the third quarter of 2001 were slightly higher than the comparable period last year, as the decrease in fixed cost absorption from lower production volumes was partially offset by cost-cutting measures and the favorable impact of foreign exchange.

All major regions of the world have experienced significant decreases in demand coupled with declining selling prices, particularly in the coatings and paper markets. The Company plans to continue to match plant operating rates with market demand. Cost-saving initiatives have generated over $19 million of S, D&A savings, resulting in a decrease of 39% in S, D&A expense compared to last year’s third quarter. Deterioration in regional selling prices and a seasonal slowdown in demand are expected in the fourth quarter.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Operating income for the first nine months of 2001 of $69 million (excluding a reorganization charge of $30 million) decreased $37 million or 35% from the same period last year. Net sales decreased 13% to $903 million. Overall sales volumes were down 10% and prices were down 4% from the same period last year.

Global economic conditions restricted demand primarily in the coatings and paper businesses. Coatings sales are lower than the prior year in all major regions of the world primarily due to the soft global economy. In addition, the U.S. and European paper markets have suffered declining business conditions, adversely affecting volumes and prices into these markets.

The operating rate for the first nine months of 2001 was 86% compared to 95% for the same period last year. Production has been curtailed in line with reduced market demand.

The Company plans to match plant operating rates with demand and continue cost-saving initiatives. To date, approximately $28 million of S, D&A savings have been generated by these initiatives compared to prior year spending levels.

Acetyls

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                   2001              2000              2001              2000
                                               -------------------------------     --------------------------------
                                                                          (In millions)
                                                                           (Unaudited)

 Net sales                                     $        85     $       95          $     282         $    244

 Operating (loss) income                               (1)             14                (3)               30

 Operating (loss) income, excluding
      reorganization charges                           (1)             14                  2               30

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

The Acetyls segment reported an operating loss of $1 million in the third quarter of 2001, down $15 million from the same period last year. Net sales for the third quarter of 2001 decreased 11% from the third quarter of 2000 to $85 million despite higher sales volumes, as selling prices declined compared to the prior year’s quarter.

During the third quarter of 2001, product costs were unfavorable to the comparable period last year by $8 million primarily due to unfavorable fixed-price natural gas purchase positions that were put in place during the first quarter of 2001.

Vinyl acetate monomer (“VAM”) and acetic acid prices in the third quarter of 2001 decreased 13% and 11%, respectively, versus the comparable period last year. Sales volume for VAM increased 4% and acetic acid volume was flat for the quarter ended September 30, 2001 compared with the prior year quarter.

Oversupply and, as a result, declining prices have continued to depress the Acetyls segment. These conditions are expected to continue, resulting in a projected operating loss for the fourth quarter of 2001. Additionally, unfavorable fixed-price natural gas purchase positions are expected to continue to adversely affect costs through the first quarter of 2002. An increase in overall economic activity will be required to regain profitability.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Operating income for the first nine months of 2001 was $2 million (excluding a reorganization charge of $5 million), a decrease of $28 million or 93% from the first nine months of 2000. Net sales increased $38 million to $282 million, primarily due to increased prices in the first half of the year.

The high cost of natural gas compared to the prior year was the primary cause for decreased profits in the first nine months of 2001. The Company did not enjoy the full benefit of lower natural gas prices in the third quarter because of unfavorable fixed-price purchase positions.

VAM prices in the first nine months increased 6% over the same period in 2000. Acetic acid prices increased 12% over the same period of last year. However, with the declining cost of natural gas, the global economic slowdown, and continued oversupply in the marketplace, price increases achieved during the first half of 2001 have been eroded by rapidly falling prices in the third quarter. Prices are expected to continue to trend downward in the fourth quarter of 2001.

VAM volumes increased 6% for the nine months ended September 30, 2001 versus the same period last year due to primarily strong performance in Europe. Acetic acid volumes were down 23% for the nine months ended September 30, 2001 versus the same period last year due mainly to weak demand in the U.S. and Europe.

Fragrance and Flavor Chemicals

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                       September 30,
                                          2001             2000              2001              2000
                                      ------------------------------     -------------------------------
                                                               (In millions)
                                                                (Unaudited)

 Net sales                            $         22   $         24        $       71       $       78

 Operating income                                3              5                10               17

 Operating income, excluding
    reorganization charges                       3              5                11               17

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

The market for fragrance chemicals remains under significant competitive pressure. Operating income of $3 million for the three months ended September 30, 2001 decreased $2 million or 40% from the third quarter of 2000. Net sales decreased $2 million or 8% from the same period last year.

Sales volumes were level with last year’s third quarter; however, average selling prices declined 8% compared to the same period last year. The decrease in operating income versus the prior year quarter is primarily attributable to the decline in selling prices and an increase in the price of crude sulfate turpentine (“CST”), the key raw material, which has increased approximately 7% since last year’s third quarter. The strength of the U.S. dollar and overcapacity in the industry are keeping prices down.

Difficult market conditions are expected to continue for the remainder of the year.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Operating income for the first nine months of 2001 was $11 million (excluding a reorganization charge of $1 million), a decrease of $6 million or 35% from the same period last year. Net sales decreased 9% to $71 million.

Average selling prices were down 3% from the first nine months of 2000. Competitive conditions in the fragrance chemical market are limiting prices, as is the strength of the U.S. dollar.

Sales volumes were down 7% from the first nine months of 2000 as a result of competitive conditions and the global economic slowdown.

CST prices have remained relatively level with the same period last year.

Equistar

                                                  Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                                2001             2000              2001              2000
                                            ------------------------------     -------------------------------
                                                                     (In Millions)
                                                                      (Unaudited)

 Equity in (loss) earnings                  $      (26)    $        16         $     (61)       $       73

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

As a result of its 29.5% interest in Equistar, Millennium reported a third quarter post-interest equity loss of $26 million compared to $16 million of equity income in the third quarter of last year.

Ethylene prices decreased 23% in the third quarter of 2001 from the third quarter of 2000 while volumes declined approximately 11%. Cost of sales for petrochemicals in the third quarter of 2001 decreased 30% compared to the third quarter 2000. The decrease was due to lower feedstock costs and lower volumes, partly offset by a 39% decrease in co-product propylene prices. Polyethylene prices decreased 18%, on average, and volumes declined 4% in the third quarter of 2001 compared to the third quarter of 2000. Heavy liquid feedstock costs declined 16% from the third quarter of 2000, while natural gas liquid prices decreased an average of 31%.

Market demand for polyethylene is low given reduced exports and uneasiness about the U.S. economy, and further price erosion is likely. A recovery in U.S. demand will be necessary before any substantial improvement in Equistar’s results occurs. Losses for the fourth quarter are expected to exceed those incurred in the third quarter.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

A post-interest equity loss of $61 million was recorded in the first nine months of 2001 compared to equity income of $73 million for the first nine months of 2000.

Ethylene prices were down 8% compared with the first nine months of 2000, while volumes declined 12%. Polyethylene prices decreased 9%, on average, and volumes declined 4%. The effect of the decrease in sales volumes and lower crude oil prices on costs was partly offset by higher raw material and energy costs as well as decreased co-product prices. Average natural gas liquid prices were 44% higher in the first nine months of 2001 compared to the same period last year. New industry capacity is putting pressure on selling prices, but with demand at such very low levels, all large producers are running at reduced operating rates. The unsteady market conditions combined with the negative short-term economic outlook put at risk the ability to achieve price stability.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

See Note 5 in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for discussion of derivative instruments and hedging activities.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with combined proceeds of a new five-year credit agreement, which provides a $175 million revolving credit facility and $125 million in term loans, and the issuance of $275 million in seven-year senior notes. At September 30, 2001, $155 million was available under the Credit Agreement. The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The Company anticipates that it may be required to obtain an amendment or waiver of the debt coverage ratio under such Credit Agreement for the period ended December 31, 2001. The Company has discussed this matter with the agent banks under such Credit Agreement. The Company expects that it will be able to obtain such an amendment or waiver, if it is necessary. The indenture pursuant to which the seven-year senior notes was issued contains various restrictive covenants, including restrictions on the ability to incur debt, make investments and pay dividends.

Cash provided by operating activities in the nine months ended September 30, 2001 was $67 million compared to $37 million used in the nine months ended September 30, 2000. The increase was mainly due to favorable changes in working capital, primarily attributable to an increase in accrued expenses and other liabilities in 2001 compared to a significant decrease in 2000. The decrease in 2000 related to a large one-time payment of legacy tax liabilities. Working capital also decreased in 2001 compared to 2000 due to decreases in accounts receivable and inventory in 2001 compared to increases in these assets in the prior year.

Cash used in investing activities (primarily capital expenditures) in the nine months ended September 30, 2001 was $80 million compared to $13 million provided in the first nine months of 2000. There were no distributions from Equistar in the first nine months of 2001, while $83 million was received during the same period last year.

Cash used in financing activities was $6 million in the first nine months of 2001 compared to $11 million provided in the first nine months of 2000. The 2001 period includes a net $20 million of debt proceeds while the 2000 period includes a net $107 million of debt proceeds and $69 million used for the repurchase of common stock.

The Company’s focus is to continue to reduce costs, working capital levels and capital spending. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company’s cash requirements.

The Company expects to spend approximately $100 million in 2001 for capital expenditures, of which $85 million was spent during the first nine months of 2001.

RECENT ACCOUNTING DEVELOPMENTS

See the discussion under the caption “Recent Accounting Developments” in Note 2 in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 5 in “Notes to Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for quantitative and qualitative disclosures about market risk.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	4.1	Indenture, dated as of June 18, 2001, among Millennium America Inc., as Issuer, Millennium Chemicals Inc., as Guarantor, and The Bank of New York, as Trustee (including the form of 9 1/4% Senior Notes due 2008 and the Note Guarantee) (filed as Exhibit 4.1 to the Registration Statement on Form S-4 of the Company and Millennium America Inc. Nos. 333-65650 and 333-65650-01 as filed with the Securities and Exchange Commission on July 23, 2001 (the “Form S-4”)).*
	10.1	Credit Agreement, dated June 18, 2001, among Millennium America Inc., as borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc., from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Form S-4).*
	10.2	Second Amendment to the Asset Contribution Agreement among Millennium Chemicals Inc., Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP.**
	10.3	Letter Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
	10.4	Indemnity Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
	10.5	Indemnity Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
	10.6	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP as amended through August 24, 2001.**
(b)	Current Reports on Form 8-K dated July 26, 2001, September 11, 2001, October 1, 2001 and October 30, 2001 were filed during the quarter ended September 30, 2001 and through the date hereof.

*      Incorporated by reference.
**   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date: November 14, 2001	/s/ John E. Lushefski
John E. Lushefski
Senior Vice President and Chief Financial Officer
(as duly authorized officer and principal financial officer)

EXHIBIT INDEX

4.1	Indenture, dated as of June 18, 2001, among Millennium America Inc., as Issuer, Millennium Chemicals Inc., as Guarantor, and The Bank of New York, as Trustee (including the form of 9 1/4% Senior Notes due 2008 and the Note Guarantee) (filed as Exhibit 4.1 to the Registration Statement on Form S-4 of the Company and Millennium America Inc. Nos. 333-65650 and 333-65650-01 as filed with the Securities and Exchange Commission on July 23, 2001 (the “Form S-4”)).*
10.1	Credit Agreement, dated June 18, 2001, among Millennium America Inc., as borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc., from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Form S-4).*
10.2	Second Amendment to the Asset Contribution Agreement among Millennium Chemicals Inc., Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP.**
10.3	Letter Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
10.4	Indemnity Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
10.5	Indemnity Agreement dated as of August 24, 2001 between Millennium America Inc. and Equistar Chemicals, LP.**
10.6	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP as amended through August 24, 2001.**

*      Incorporated by reference.
**   Filed herewith.

Exhibit 10.2

SECOND AMENDMENT TO MILLENNIUM ASSET CONTRIBUTION AGREEMENT

This Second Amendment to Millennium Asset Contribution Agreement (this “Second Amendment”), dated as of September 30, 2001, is entered into by and among Millennium Chemicals Inc., a Virginia corporation (the “Contributor”), Millennium Petrochemicals LP LLC, a Delaware limited liability company (the “Contributing Partner”) and Equistar Chemicals, LP, a Delaware limited partnership (the “Partnership”).

RECITALS:

  The Contributor, the Contributing Partner and the Partnership are parties to that certain Asset Contribution Agreement, dated as of December 1, 1997, as amended by that certain First Amendment to Millennium Asset Contribution Agreement, dated as of May 15, 1998 (such agreement, as amended by the First Amendment, herein called the “Asset Contribution Agreement”).
  Following execution of the Asset Contribution Agreement, the Contributor, the Contributing Partner and the Partnership (the “Parties” and each individually, a “Party”) have agreed to certain amendments clarifying the treatment of, and procedures pertaining to the management of, certain claims arising under the Asset Contribution Agreement.
  Simultaneously, and as an integral part of the resolution of the matters referenced herein, (i) the Partnership and certain affiliates of Occidental Petroleum Corporation have agreed to make certain amendments pursuant to that certain First Amendment to Occidental Asset Contribution Agreement dated as of September 30, 2001 (the “Occidental First Amendment”) and (ii) the Partnership and certain affiliates of Lyondell Chemical Company have agreed to settle certain claims and make certain amendments pursuant to that certain Second Amendment to Lyondell Asset Contribution Agreement dated as of September 30, 2001 (the “Lyondell Second Amendment”).
  Accordingly, the Parties desire to amend the Asset Contribution Agreement on the terms set forth herein. Capitalized terms used and not otherwise defined herein shall have the meanings given such terms in the Asset Contribution Agreement. All section references in this Second Amendment are intended to refer to provisions contained in the Asset Contribution Agreement.

NOW THEREFORE, in consideration of the premises and of the mutual covenants of the Parties hereto, it is hereby agreed that the Asset Contribution Agreement is hereby amended as follows:

Section 1.	Seven Year PCCL Claims. In settlement of a dispute concerning treatment of certain claims under the Asset Contribution Agreement, the Parties hereby agree that the liabilities set forth on Exhibit A, in the amounts specified therein, shall be deemed to be Seven Year PCCL Claims and such claims shall thereby be fully and finally resolved.
Section 2.	Assumption of Liabilities.
(a)	Section 2.5(a)(vi) is hereby amended and restated as follows:
(vi)	Third Party Claims (including De Minimis Claims) that are related to Pre-Closing Contingent Liabilities and that are first asserted seven years or more after the Closing Date.
(b)	The word “and” is hereby deleted from the end of Section 2.5(a)(x) and added to the end of Section 2.5(a)(xi).
(c)	A new Section 2.5(a)(xii) is hereby added as follows:
(xii)	Pre-Closing Contingent Liabilities that do not involve a Third Party Claim and De Minimis Claims first asserted against the Partnership (and not the Contributor) within seven years after the Closing Date.
Section 3.	Excluded Liabilities. Section 2.6(i) is hereby amended and restated as follows:
(i)	Any Pre-Closing Contingent Liability that is not an Assumed Liability, including any De Minimis Claim that is first asserted against Contributor and the Partnership, jointly, within seven years after the Closing Date.
Section 4.	Lowest Cost Response. The definition of “Lowest Cost Response” is hereby amended to delete the phrase “Chemical Substances” in the first sentence and replace it with the word “condition.”
Section 5.	Effectiveness of this Second Amendment. This Second Amendment shall be effective from and after the date hereof except as specifically provided in Section 1 hereof; provided, however, that the execution and delivery of the Occidental First Amendment and the Lyondell Second Amendment shall be conditions to the effectiveness of this Second Amendment. Except as amended by this Second Amendment, all of the terms and provisions of the Asset Contribution Agreement shall remain in full force and effect among the Parties from and after the date hereof.
Section 6.	Counterparts. This Second Amendment may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall be deemed one and the same instrument.
Section 7.	APPLICABLE LAW. THIS SECOND AMENDMENT SHALL BE GOVERNED BY, AND CONTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF DELAWARE EXCLUDING CONFLICTS OF LAW PRINCIPLES OF SUCH JURISDICTION, EXCEPT TO THE EXTENT SUCH MATTERS ARE MANDATORILY SUBJECT TO THE LAWS OF ANOTHER JURISDICTION PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION.

Exhibit 10.3

Millennium America Inc.
230 Half Mile Road
P.O. Box 7015
Red Bank, New Jersey 07701

As of August 24, 2001

Equistar Chemicals, LP
1221 McKinney Street
Houston, Texas 77010

Re:        Indemnity Agreement

Gentlemen:

1.   Preliminary Statement. Equistar Chemicals LP, a Delaware limited partnership (the “Partnership”) on the one hand, and Millennium America Inc., a Delaware corporation (“Millennium America”), on the other hand wish to enter into this letter agreement (this “Letter Agreement”) to, among other things, set forth their agreement regarding the issuance of indemnities by Millennium America in favor of the Partnership.

Capitalized terms used but not defined herein shall have the meanings set forth in the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated May 15, 1998, among Lyondell Petrochemical G.P. Inc., a Delaware corporation (“Lyondell GP”), Lyondell Petrochemical L.P. Inc., a Delaware corporation (“Lyondell LP”), Millennium Petrochemicals GP LLC, a Delaware limited liability company (“Millennium GP”), and Millennium Petrochemicals LP LLC, a Delaware limited liability company (“Millennium LP”), PDG Chemical Inc., a Delaware corporation, Occidental Petrochem Partner 1, Inc., a Delaware corporation (“Occidental LP1”), Occidental Petrochem Partner 2, Inc., a Delaware corporation (“Occidental LP2”), and Millennium America, as amended by (i) the First Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of June 30, 1998, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, PDG Chemical Inc., Occidental LP1, Occidental LP2, and Occidental Petrochem Partner GP, Inc., a Delaware corporation (“Occidental GP”), (ii) the Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of February 16, 1999, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2 and Occidental GP, and (iii) the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, as amended through August 24, 2001, to be entered into in connection with this Letter Agreement (the “Third Amendment to the Partnership Agreement”), among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2, Occidental GP and Millennium America (such partnership agreement as so amended, the “Partnership Agreement”).

2.   Issuance of Indemnities. Upon prepayment by the Partnership of all outstanding indebtedness under the Credit Agreement dated as of November 25, 1997, among the Partnership as borrower, Millennium America as guarantor, and the lenders and agents party thereto, as amended and restated by the amendment dated February 5, 1999 and the amendment dated March 27, 2001 (such credit agreement as so amended, the “1997 Credit Agreement”), from the proceeds of the issue and sale of the Partnership’s 10?% Senior Notes Due 2008 to be issued by the Partnership and Equistar Funding Corporation, a Delaware corporation (the “Notes Due 2008”), the proceeds of a six-year term loan (the “Term Loan”) under the Amended and Restated Credit Facility of the Partnership to be entered into by the Partnership concurrently with the issuance of the Notes Due 2008 (the “Amended and Restated Credit Facility”), and other borrowings, if any, under the Amended and Restated Credit Facility, Millennium America shall deliver to the Partnership two indemnities, each dated as of the date of such prepayment (each a “2001 Millennium America Indemnity”), in favor of the Partnership, in the forms attached hereto as Exhibits A and B, and the Partnership shall accept and agree to the 2001 Millennium America Indemnities.

3.   Prohibition on Assignment; No Third Party Beneficiaries. The Partnership agrees that it shall not assign any of its right, title and interest in and to any of this Letter Agreement or either 2001 Millennium America Indemnity (collectively, the “Documents”). Each of the Documents shall not be construed to create, directly or indirectly, any right in the holders of the Notes Due 2008 or the lenders under the Term Loan or any other person (other than Millennium America and the Partnership, and, in each case, their respective successors and permitted assigns), or to be a contract in whole or in part for the benefit of the holders of the Notes Due 2008 or the lenders under the Term Loan or any other person except the Partnership.

4.   Termination. Millennium America (or its successors or assigns) shall maintain (i) each of the 2001 Millennium America Indemnities, in full force and effect in respect of the $475 million and $275 million amounts of principal indebtedness respectively referenced in the 2001 Millennium America Indemnities, or any refinancings thereof (including, without limitation, any further refinancings of such refinancings) indefinitely; provided, however, that Millennium America may terminate any or all of the 2001 Millennium America Indemnities or any indemnities with respect to any such refinancings in whole or in part, as provided in the Partnership Agreement.

5.   General.

a)	Notices. All notices, requests and other communications that are required or may be given under this Letter Agreement shall be in writing and shall be deemed to have been duly given if and when (i) transmitted by telecopier facsimile with proof of confirmation from the transmitting machine or (ii) delivered by commercial courier or other hand delivery as follows:
If to the Partnership:	Equistar Chemicals, LP
1221 McKinney Street
Houston, Texas 77252-2583
Attention: Gerald A. O'Brien
Telecopy Number: (713) 309-4718

If to Millennium America:	Millennium America Inc.
230 Half Mile Road
P.O. Box 7015
Red Bank, New Jersey 07701
Attention: General Counsel
Telecopy Number: (732) 933-5270

with a copy to:	Millennium Chemicals Inc.
230 Half Mile Road
P.O. Box 7015
Red Bank, New Jersey 07701
Attention: General Counsel
Telecopy Number: (732) 933-5270
b)	Governing Law. This Letter Agreement shall be construed and interpreted in accordance with and governed by the laws of the State of New York.
c)	Successors and Assigns. This Letter Agreement shall be binding upon and inure to the benefit of the successors of the parties, but neither party may assign any of its rights or obligations under this Letter Agreement without the prior written consent of the other party except as provided in the Partnership Agreement.
d)	Further Amendment. All waivers, modifications, amendments of alterations of this Letter Agreement shall require the written approval of each of the parties.
e)	Counterparts. This Letter Agreement may be executed in one or more counterparts, each of which shall constitute an original, and all of which when taken together shall constitute one and the same original document.

If the foregoing is in accordance with your understanding, please sign in the space provided below, and this letter shall constitute an agreement between us.

Very truly yours,

MILLENNIUM AMERICA INC.

By: /s/ George H. Hempstead, III
Name: George H. Hempstead, III
Title: Senior Vice President

ACCEPTED AND AGREED

EQUISTAR CHEMICALS, LP

By: /s/ Gerald A. O'Brien
Name: Gerald A. O'Brien
Title: Vice President, General Counsel, and Secretary

Exhibit 10.4

INDEMNITY

THIS INDEMNITY (this “Indemnity”) by MILLENNIUM AMERICA INC., a Delaware corporation (“Indemnitor” or “Millennium America”), is in favor of EQUISTAR CHEMICALS, LP, a Delaware limited partnership (the “Partnership”).

RECITALS:

A.   The indemnity provided in this Indemnity reasonably may be expected to benefit, directly or indirectly, Indemnitor. Further, it is in the best interests of Indemnitor to provide the indemnity set forth hereunder, and such indemnity is necessary or convenient to the conduct, promotion or attainment of the business of Indemnitor.

B.   This Indemnity is issued pursuant to the Letter Agreement dated as of August 24, 2001 (the “Letter Agreement”), between Indemnitor and the Partnership.

AGREEMENTS:

NOW, THEREFORE, Indemnitor hereby agrees as follows:

1.   Indemnitor hereby agrees with the Partnership, on the terms and subject to the limitations set forth in this Indemnity, to contribute on behalf of Millennium Petrochemicals GP LLC (“Millennium GP”) and Millennium Petrochemicals LP LLC (“Millennium LP”), to the Partnership an amount (the “Contribution Obligation”) equal to the lesser of $275 million or the principal amount of the indebtedness then outstanding pursuant to the Term Loan, together with an amount equal to the amount of all interest accrued and unpaid on such indebtedness, but not to exceed interest accrued and unpaid on $275 million principal amount of indebtedness outstanding pursuant to the Term Loan (such obligation being called the “Referenced Obligation”), which indemnity of Indemnitor shall remain in effect as long as any Referenced Obligation remain outstanding, subject to paragraph 7 below.

2.   Notwithstanding any other provision of this Indemnity but subject to paragraph 7 below, Indemnitor shall be obligated to the Partnership to pay the Contribution Obligation to the Partnership only after the lenders under the Term Loan shall have pursued their remedies to compel payment of the Referenced Obligation by the Partnership, and if, after exhaustion of all available remedies, including, without limitation, the liquidation of assets, payment cannot be obtained from the Partnership.

3.   The obligations of Indemnitor hereunder to the Partnership shall not be subject to any reduction, limitation, impairment or termination for any reason, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever, by reason of the invalidity, illegality or unenforceability of the Referenced Obligation, any impossibility in the performance of the Referenced Obligation or otherwise, subject to paragraph 7 below; provided, that the obligations of the Indemnitor hereunder shall be reduced, but not to the extent that would duplicate any reduction of any obligation of Indemnitor under any other indemnity in favor of the Partnership issued pursuant to the Letter Agreement, to the extent that any payment by the Indemnitor under any guarantee issued pursuant to the Credit Agreement dated as of November 25, 1997, among the Partnership as borrower, Millennium America as guarantor, and the lenders and agents party thereto, as amended and restated by the amendment dated February 5, 1999, and the amendment dated March 27, 2001 (such credit agreement as so amended, the “1997 Credit Agreement”) is rescinded or restored to the Indemnitor upon the bankruptcy or reorganization of the Partnership or otherwise and as a result the obligations of the Indemnitor under such guarantee continue to be effective or are reinstated, as the case may be. Without limiting the generality of the foregoing, except as aforesaid, the obligations of Indemnitor hereunder shall not be discharged or impaired or otherwise affected by any waiver or modification of any of the Referenced Obligation, by any default, failure or delay, willful or otherwise, in the performance of the Referenced Obligation, or by any other act or omission which may or might in any manner or to any extent vary the risk of Indemnitor or otherwise operate as a discharge of Indemnitor as a matter of law or equity.

4.    Indemnitor further agrees that its obligations hereunder shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of any Referenced Obligation is rescinded or must otherwise be restored by the Partnership upon the bankruptcy or reorganization of an Issuer or otherwise, unless those obligations of Indemnitor have otherwise been terminated in accordance with the terms of this Indemnity.

5.    The Partnership agrees that it shall not assign any of its right, title and interest in and to this Indemnity. This Indemnity shall not be construed to create any right in the lenders under the Term Loan or any other person (other than the Indemnitor, Lyondell Petrochemical L.P. Inc. (“Lyondell LP”), Lyondell Petrochemical G.P. Inc. (“Lyondell GP”), Occidental Petrochem Partner 1, Inc. (“Occidental LP1”), Occidental Petrochem Partner 2, Inc. (“Occidental LP2”), Occidental Petrochem Partner GP, Inc. (“Occidental GP”) and the Partnership, and, in each case, their respective successors and permitted assigns), or to be a contract in whole or in part for the benefit of the lenders under the Term Loan, or any other person except the Partnership. Accordingly, the lenders under the Term Loan shall not, by reason of this Indemnity, have a greater or superior claim compared to other obligees of the Partnership, to or as a result of any amounts contributed by the Indemnitor to the Partnership pursuant to this Indemnity.

6.    Definitions: Pursuant to the Amended and Restated Credit Agreement dated as of August 24, 2001 among the Partnership, as borrower, and the lenders and agents party thereto, $300 million aggregate principal amount was borrowed by the Partnership under a term loan provided for therein (the “Term Loan”).

7.    Notwithstanding any other provision of this Indemnity, this Indemnity shall terminate in accordance with the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated May 15, 1998, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, PDG Chemical Inc. (“PDG Chemical”), Occidental LP1, Occidental LP2 and Millennium America, as amended by (i) the First Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of June 30, 1998, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, PDG Chemical, Occidental LP1, Occidental LP2 and Occidental GP, (ii) the Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of February 16, 1999, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2 and Occidental GP, and (iii) the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, as amended through August 24, 2001, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2, Occidental GP and Millennium America.

8.   This Indemnity shall be construed and interpreted in accordance with and governed by the laws of the State of New York.

9.    This Indemnity may be executed in one or more counterparts, each of which shall constitute an original and all of which when taken together shall constitute one and the same original document.

Dated As Of: August 24, 2001

MILLENNIUM AMERICA INC.

By: /s/ George H. Hempstead, III
Name: George H. Hempstead, III
Title: Senior Vice President

ACCEPTED AND AGREED

EQUISTAR CHEMICALS, LP

By: /s/ Gerald A. O'Brien
Name: Gerald A. O'Brien
Title: Vice President, General Counsel, and Secretary

Exhibit 10.5

INDEMNITY

THIS INDEMNITY (this “Indemnity”) by MILLENNIUM AMERICA INC., a Delaware corporation (“Indemnitor” or “Millennium America”), is in favor of EQUISTAR CHEMICALS, LP, a Delaware limited partnership (the “Partnership”).

RECITALS:

A.    The indemnity provided in this Indemnity reasonably may be expected to benefit, directly or indirectly, Indemnitor. Further, it is in the best interests of Indemnitor to provide the indemnity set forth hereunder, and such indemnity is necessary or convenient to the conduct, promotion or attainment of the business of Indemnitor.

B.   This Indemnity is issued pursuant to the Letter Agreement dated as of August 24, 2001 (the “Letter Agreement”), between Indemnitor and the Partnership.

AGREEMENTS:

NOW, THEREFORE, Indemnitor hereby agrees as follows:

1.   Indemnitor hereby agrees with the Partnership, on the terms and subject to the limitations set forth in this Indemnity, to contribute on behalf of Millennium Petrochemicals GP LLC (“Millennium GP”) and Millennium Petrochemicals LP LLC (“Millennium LP”), to the Partnership an amount (the “Contribution Obligation”) equal to the lesser of $475 million or the principal amount of the Notes then outstanding, together with an amount equal to the amount of all interest accrued and unpaid on the Notes then outstanding, but not to exceed interest accrued and unpaid on $475 million principal amount of the Notes (such obligation being called the “Referenced Obligation”), which indemnity of Indemnitor shall remain in effect as long as any Referenced Obligation remain outstanding, subject to paragraph 7 below.

2.   Notwithstanding any other provision of this Indemnity but subject to paragraph 7 below, Indemnitor shall be obligated to the Partnership to pay the Contribution Obligation to the Partnership only after the holders of the Notes shall have pursued their remedies to compel payment of the Referenced Obligation by the Issuers, and if, after exhaustion of all available remedies, including, without limitation, the liquidation of assets, payment cannot be obtained from the Issuers.

3.   The obligations of Indemnitor hereunder to the Partnership shall not be subject to any reduction, limitation, impairment or termination for any reason, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever, by reason of the invalidity, illegality or unenforceability of the Referenced Obligation, any impossibility in the performance of the Referenced Obligation or otherwise, subject to paragraph 7 below; provided, that the obligations of the Indemnitor hereunder shall be reduced, but not to the extent that would duplicate any reduction of any obligation of Indemnitor under any other indemnity in favor of the Partnership issued pursuant to the Letter Agreement, to the extent that any payment by the Indemnitor under any guarantee issued pursuant to the Credit Agreement dated as of November 25, 1997, among the Partnership as borrower, Millennium America as guarantor, and the lenders and agents party thereto, as amended and restated by the amendment dated February 5, 1999, and the amendment dated March 27, 2001 (such credit agreement as so amended, the “1997 Credit Agreement”) is rescinded or restored to the Indemnitor upon the bankruptcy or reorganization of the Partnership or otherwise and as a result the obligations of the Indemnitor under such guarantee continue to be effective or are reinstated, as the case may be. Without limiting the generality of the foregoing, except as aforesaid, the obligations of Indemnitor hereunder shall not be discharged or impaired or otherwise affected by any waiver or modification of any of the Referenced Obligation, by any default, failure or delay, willful or otherwise, in the performance of the Referenced Obligation, or by any other act or omission which may or might in any manner or to any extent vary the risk of Indemnitor or otherwise operate as a discharge of Indemnitor as a matter of law or equity.

4.   Indemnitor further agrees that its obligations hereunder shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of any Referenced Obligation is rescinded or must otherwise be restored by the Partnership upon the bankruptcy or reorganization of an Issuer or otherwise, unless those obligations of Indemnitor have otherwise been terminated in accordance with the terms of this Indemnity.

5.   The Partnership agrees that it shall not assign any of its right, title and interest in and to this Indemnity. This Indemnity shall not be construed to create any right in the holders of the Notes or any other person (other than the Indemnitor, Lyondell Petrochemical L.P. Inc. (“Lyondell LP”), Lyondell G.P. Inc. (“Lyondell GP”), Occidental Petrochem Partner 1, Inc. (“Occidental LP 1”), Occidental Petrochem Partner 2, Inc. (“Occidental LP2”), Occidental Petrochem Partner GP, Inc. (“Occidental GP”) and the Partnership, and, in each case, their respective successors and permitted assigns), or to be a contract in whole or in part for the benefit of the holders of the Notes, or any other person except the Partnership. Accordingly, the holders of the Notes shall not, by reason of this Indemnity, have a greater or superior claim compared to other obligees of the Partnership, to or as a result of any amounts contributed by the Indemnitor to the Partnership pursuant to this Indemnity.

6.   Definitions: Pursuant to the Indenture, dated as of August 24, 2001, among the Partnership and Equistar Funding Corporation as co-issuers (together, the “Issuers”), and The Bank of New York, as trustee, $700 million principal amount of 10 1/8% Senior Notes Due 2008 (the “Notes”) were issued. Pursuant to a Registration Rights Agreement dated August 24, 2001, between the Issuers, on the one hand, and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., on the other hand, the Issuers have agreed, under certain circumstances, to offer to exchange the Notes for an additional series of debt securities (the “Exchange Notes”) that are identical in all material respects to the Notes (except with respect to transfer restrictions) and are registered pursuant to a registration statement filed under the Securities Act of 1933, as amended. For purposes of this Indemnity, “Notes” shall include any Exchange Notes so issued in exchange by the Issuers.

7.   Notwithstanding any other provision of this Indemnity, this Indemnity shall terminate in accordance with the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated May 15, 1998, among Lyondell GP, Lyondell LP, Millennium GP, and Millennium LP, PDG Chemical Inc. (“PDG Chemical”), Occidental LP1, Occidental LP2 and Millennium America, as amended by (i) the First Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of June 30, 1998, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, PDG Chemical, Occidental LP1, Occidental LP2 and Occidental GP, (ii) the Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of February 16, 1999, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2 and Occidental GP, and (iii) the Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, as amended through August 24, 2001, among Lyondell GP, Lyondell LP, Millennium GP, Millennium LP, Occidental LP1, Occidental LP2, Occidental GP and Millennium America.

8.   This Indemnity shall be construed and interpreted in accordance with and governed by the laws of the State of New York.

9.   This Indemnity may be executed in one or more counterparts, each of which shall constitute an original and all of which when taken together shall constitute one and the same original document.

Dated As Of: August 24, 2001

MILLENNIUM AMERICA INC.

By: /s/ George H. Hempstead, III
Name: George H. Hempstead, III
Title: Senior Vice President

ACCEPTED AND AGREED

EQUISTAR CHEMICALS, LP

By: /s/ Gerald A. O'Brien
Name: Gerald A. O'Brien
Title: Vice President, General Counsel, and Secretary

Exhibit 10.6

AMENDED AND RESTATED
LIMITED PARTNERSHIP
AGREEMENT
OF
EQUISTAR CHEMICALS, LP

as amended through August 24, 2001

ORGANIZED UNDER THE DELAWARE
REVISED UNIFORM LIMITED
PARTNERSHIP ACT

AMENDED AND RESTATED
LIMITED PARTNERSHIP AGREEMENT
OF
EQUISTAR CHEMICALS, LP

This Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated May 15, 1998 is entered into by and among Lyondell Petrochemical G.P. Inc., a Delaware corporation (“Lyondell GP”), Lyondell Petrochemical L.P. Inc., a Delaware corporation (“Lyondell LP”), Millennium Petrochemicals GP LLC, a Delaware limited liability company (“Millennium GP”), Millennium Petrochemicals LP LLC, a Delaware limited liability company (“Millennium LP”), Occidental Petrochem Partner GP, Inc., a Delaware corporation (“Occidental GP”), Occidental Petrochem Partner 1, Inc., a Delaware corporation (“Occidental LP1”), and Occidental Petrochem Partner 2, Inc., a Delaware corporation (“Occidental LP2,” and together with Occidental LP1, “Occidental LP”).

The definitions of capitalized terms used in this Agreement, including the appendices hereto, are set forth in Appendix A hereto.

WHEREAS, Lyondell GP, Lyondell LP, Millennium GP and Millennium LP (together, the “Initial Partners”) entered into the Limited Partnership Agreement of Equistar Chemicals, LP dated October 10, 1997 (the “Initial Agreement”), pursuant to the Initial Master Transaction Agreement between Lyondell Petrochemical Company, a Delaware corporation (“Lyondell”), the ultimate parent entity of each of Lyondell GP and Lyondell LP, and Millennium Chemicals Inc., a Delaware corporation (“Millennium”), the ultimate parent entity of each of Millennium GP and Millennium LP;

WHEREAS, the Initial Partners contributed their Initial Assets to the Partnership on the Initial Closing Date and the Initial Related Agreements relating to the Partnership and their Contributed Businesses were entered into, all as provided in the Initial Master Transaction Agreement;

WHEREAS, the Partnership, Occidental Petroleum Corporation , a Delaware corporation (“Occidental”), the ultimate parent entity of each of Occidental GP, Occidental LP1 and Occidental LP2 (together, the “Occidental Partners”), Lyondell and Millennium have entered into the Master Transaction Agreement dated May 15, 1998 (the “Second Master Transaction Agreement”), which provides, among other things, for the admission of Occidental GP as a general partner of the Partnership and of each of Occidental LP1 and Occidental LP2 as a limited partner of the Partnership, subject to and upon the terms and conditions set forth therein; and

WHEREAS, simultaneous with the execution and delivery of this Agreement, (i) the Occidental Partners are contributing to the Partnership their Initial Assets and Contributed Business in accordance with the Occidental Contribution Agreement (which involves, in the case of Occidental LP2, the merger of Oxy Petrochemicals and the Partnership, with the Partnership as the surviving entity); (ii) Lyondell, Millennium, Occidental and certain Occidental Affiliates are entering into the Amended and Restated Parent Agreement and (iii) the Additional Related Agreements are being entered into;

NOW, THEREFORE, in consideration of the premises and the mutual covenants of the parties hereto, it is hereby agreed as follows:

SECTION 1

ORGANIZATION MATTERS

1.1  Formation of Partnership; Amended and Restated Agreement. The Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware on October 17, 1997. The Initial Agreement was entered into October 10, 1997. The Partners desire to enter into this Agreement which amends and restates the Initial Agreement and constitutes the limited partnership agreement of the Partnership as of the date hereof. Except as expressly provided herein to the contrary, the rights and obligations of the Partners and the administration and termination of the Partnership shall be governed by the Act. Without the need for the consent of any other Person, upon the execution of this Agreement by each of the parties hereto, (i) Occidental GP is hereby admitted to the Partnership as a general partner of the Partnership, (ii) Occidental LP1 is hereby admitted to the Partnership as a limited partner of the Partnership and (iii) Occidental LP2 is hereby admitted to the Partnership as a limited partner of the Partnership. Subject to the restrictions set forth in this Agreement, the Partnership shall have the power to exercise all the powers and privileges granted by this Agreement and by the Act, together with any powers incidental thereto, so far as such powers and privileges are necessary, appropriate, convenient or incidental for the conduct, promotion or attainment of the purposes of the Partnership.

1.2  Name. The name of the Partnership is “Equistar Chemicals, LP” The Partnership’s business may be conducted under such name or any other name or names deemed advisable by the Partnership Governance Committee. The General Partners will comply or cause the Partnership to comply with all applicable laws and other requirements relating to fictitious or assumed names.

1.3  Business Offices. The principal place of business of the Partnership shall be 1221 McKinney Street, Houston, Texas 77010, or such other place as the General Partners may from time to time determine. The registered agent of the Partnership in the State of Delaware is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

1.4  Purpose and Business. The business of the Partnership shall be to, directly or indirectly, (i) engage in the Specified Petrochemicals Businesses, in the United States and internationally, including research and development, purchasing, processing and disposing of feedstocks, and manufacturing, marketing and distributing products, (ii) acquire and dispose of properties and assets used or useful in connection with the foregoing and (iii) do all things necessary, appropriate, convenient or incidental in connection with the ownership, operation or financing of such business and activities, or otherwise in connection with the foregoing, as are permitted under the Act, including the acquisition and operation of the Contributed Businesses.

1.5  Filings. The General Partners shall, or shall cause the Partnership to, execute, swear to, acknowledge, deliver, file or record in public offices and publish all such certificates, notices, statements or other instruments, and take all such other actions, as may be required by law for the formation, reformation, qualification, registration, operation or continuation of the Partnership in any jurisdiction, to maintain the limited liability of the Limited Partners, to preserve the Partnership’s status as a partnership for tax purposes or otherwise to comply with applicable law. Upon request of the General Partners, the Limited Partners shall execute all such certificates and other documents as may be necessary, in the sole judgment of the General Partners, in order for the General Partners to accomplish all such executions, swearings, acknowledgments, deliveries, filings, recordings in public offices, publishings and other acts. Each General Partner hereby agrees and covenants that it will execute any appropriate amendment to the Certificate of Limited Partnership of the Partnership pursuant to Section 17-204 of the Act to reflect any admission of a Substitute General Partner and of Occidental GP in accordance with this Agreement.

1.6  Power of Attorney. Each Limited Partner hereby irrevocably makes, constitutes and appoints its Affiliated General Partner and any successor thereto permitted as provided herein, with full power of substitution and resubstitution, as the true and lawful agent and attorney-in-fact of such Limited Partner, with full power and authority in the name, place and stead of such Limited Partner to execute, swear, acknowledge, deliver, file or record in public offices and publish: (i) all certificates and other instruments (including counterparts thereof) which such General Partner deems appropriate to reflect any amendment, change or modification of or supplement to this Agreement in accordance with the terms of this Agreement; (ii) all certificates and other instruments and all amendments thereto which such General Partner deems appropriate or necessary to form, qualify or continue the Partnership in any jurisdiction, to maintain the limited liability of such Limited Partner, to preserve the Partnership’s status as a partnership for tax purposes or otherwise to comply with applicable law; and (iii) all conveyances and other instruments or documents which such General Partner deems appropriate or necessary to reflect the transfers or assignments of interests in, to or under, this Agreement, including the Units, the dissolution, liquidation and termination of the Partnership, and the distribution of assets of the Partnership in connection therewith, pursuant to the terms of this Agreement.

Each Limited Partner hereby agrees to execute and deliver to its Affiliated General Partner within five Business Days after receipt of a written request therefor such other further statements of interest and holdings, designations, powers of attorney and other instruments as such General Partner deems necessary. The power of attorney granted herein is hereby declared irrevocable and a power coupled with an interest, shall survive the bankruptcy, dissolution or termination of such Limited Partner and shall extend to and be binding upon such Limited Partner's successors and permitted assigns. Each Limited Partner hereby (i) agrees to be bound by any representations made by the agent and attorney-in-fact acting in good faith pursuant to such power of attorney; and (ii) waives any and all defenses which may be available to contest, negate, or disaffirm any action of the agent and attorney-in-fact taken in accordance with such power of attorney.

1.7  Term. The term for which the Partnership is to exist as a limited partnership is from the date the Partnership’s Certificate of Limited Partnership was filed with the office of the Secretary of State of the State of Delaware through the dissolution of the Partnership in accordance with the provisions of Section 12.

SECTION 2

CAPITAL CONTRIBUTIONS

2.1  Acquisition of Units; Holdings of Initial Partners. In exchange for the contributions provided for in Section 2.3, Occidental LP1, Occidental LP2 and Occidental GP shall receive the Units set forth by their names below, and effective on the date hereof, the Units shall be owned as follows:

Partner	Units
Lyondell GP	820
Millennium GP	590
Occidental GP	1
Lyondell LP	40,180
Millennium LP	28,910
Occidental LP1	6,623
Occidental LP2	22,876
TOTAL	100,000

The Units shall entitle the holder to the distributions set forth in Section 3 and to the allocation of Profits, Losses and other items as set forth in Section 4. Units shall not be represented by certificates.

2.2  Transaction Costs. If the Partnership is entitled to deductions with respect to costs described in either Section 6.10 of the Initial Master Transaction Agreement or Section 6.10 of the Second Master Transaction Agreement to which a Partner is not entitled to reimbursement, the incurrence of such costs shall not increase the Capital Account of such a Partner, and such Partner shall be entitled to any deductions attributable to such costs.

2.3  Property Contributions.

         (a)  Pursuant to their Contribution Agreement, on the date hereof, Occidental LP1, Occidental LP2 and Occidental GP have contributed or caused to be contributed to the Partnership, the Initial Assets contemplated thereby subject to the Assumed Liabilities contemplated thereby (which involves, in the case of Occidental LP2, the merger of Oxy Petrochemicals and the Partnership, with the Partnership as the surviving entity).

         (b)  The Partners intend that the contribution of assets subject to liabilities heretofore made by the Partners to the Partnership and to be made pursuant to Section 2.3(a) has qualified and will qualify as a tax-free contribution under Section 721 of the Code in which no Partner has recognized or will recognize gain or loss. The Partners agree that the Partnership will so file its tax return, and each Partner agrees to file its tax return on the same basis and to maintain such position consistently at all times thereafter.

         (c)  Immediately after the contributions by Occidental GP, Occidental LP1, and Occidental LP2, the Capital Accounts of the Initial Partners shall be adjusted so that each Partner’s Capital Account would be the same per Unit as that of every other Partner on the date hereof if on such date the principal and accrued interest on the Lyondell Note were paid and the special capital distributions accrued interest provided in Sections 3.1(e), (f), and (g) were made.

         (d)  Schedule 2.3(d) sets forth the Capital Accounts of the Partners as if the contributions and distributions referred to in Section 2.3(c) were made.

2.4  Other Contributions. From time to time and subject to the limitations of Section 6.7, if applicable, the Partnership Governance Committee (or the CEO acting pursuant to Section 8.3), on behalf of the Partnership, may issue a written notice (“Funding Notice”) to the Limited Partners calling for an additional capital contribution to the Partnership. Any Funding Notice will set forth:

         (a)  the use of funds therefor;

         (b)  the aggregate amount of the capital contribution required, which amount shall be apportioned among the Limited Partners Pro Rata; and

         (c)  the date by which the capital contribution must be received by the Partnership, which date will not be earlier than seven Business Days from the date the Funding Notice is issued.

Each Limited Partner shall timely wire transfer its Pro Rata share of the amount set forth in the Funding Notice to the Partnership’s bank account. Except as expressly set forth in this Agreement, no Partner shall be permitted or required to make any additional capital contribution to the Partnership.

2.5  Capital Accounts. Each Partner’s Capital Account shall be determined and maintained in accordance with Regulation §1.704-1(b)(2)(iv) as reasonably interpreted by the Tax Matters Partner. The Tax Matters Partner shall have the discretion, after consultation with the other General Partners, to make those determinations, valuations, adjustments and allocations with respect to each Partner’s Capital Account as it deems appropriate so that the allocations made pursuant to this Agreement will have substantial economic effect as such term is used in Regulation §1.704-1(b). If any Partner transfers all or a portion of its Units in accordance with the terms of this Agreement, the transferee shall succeed to the Capital Account of the transferor to the extent such Capital Account relates to the transferred Units.

2.6  No Return of or on Capital. Except as provided in Sections 3 and 4, no Partner shall receive any interest or other return on its capital contributions or on the balance in its Capital Account and no return of its capital contributions.

2.7  Partner Loans. A Partner or its Affiliates may loan funds to the Partnership on such terms and conditions as may be approved by the Partnership Governance Committee, and, subject to other applicable law, have the same rights and obligations with respect thereto as a Person who is neither a Partner nor an Affiliate of a Partner. The existence of such a relationship and acting in such a capacity will not result in a Limited Partner being deemed to be participating in the control of the business of the Partnership or otherwise affect the limited liability of a Partner. If a Partner or any Affiliate thereof is a lender, in exercising its rights as a lender, including making its decision whether to foreclose on property of the Partnership, such lender will have no duty to consider (i) its status as a Partner or an Affiliate of a Partner, (ii) the interests of the Partnership, or (iii) any duty it may have to any other Partner or the Partnership.

2.8  Administration and Investment of Funds. The administration and investment of Partnership funds shall be in accordance with the procedures and guidelines as shall be adopted by the Partnership Governance Committee. The Partnership may delegate to a third party (which may be an Affiliate of one of the Partners) the responsibility for administering and investing Partnership funds pursuant to such guidelines.

SECTION 3

DISTRIBUTIONS

3.1  Operating Distributions. Subject to Section 17-607 of the Act and other applicable law, Available Net Operating Cash shall be distributed as soon as practicable following the end of each month to the Partners as follows:

         (a)  General. On a cumulative basis from the date of the admission of Occidental GP, Occidental LP1 and Occidental LP2, (i) distributions are to be made to the Partners Pro Rata to the extent of cumulative Profits, and (ii) the remaining distributions are to be made to the Limited Partners Pro Rata. For simplicity, however, in the absence of extraordinary transactions, the Partnership may make monthly distributions to the Partners Pro Rata, subject to subsequent adjustments as provided below in this Section 3.1.

         (b)  Return of Excess Distributions. Within 90 days after the end of each year, each General Partner shall return to the Partnership any amount it receives for such year that is in excess of its share of the sum of the cumulative undistributed Profits as of the end of the preceding year and the Profits for such year.

         (c)  Effect of Operating Losses. For any year in which a General Partner’s share of a Loss is sustained that exceeds its previously undistributed Profits, no distributions shall be made to such General Partner in any subsequent year until such excess Loss is recouped, and for subsequent years only Profits in excess of such recoupment shall be treated as Profit for purposes of this Section 3.1.

         (d)  Makeup Distributions. If for any reason the Partnership does not make a monthly distribution to all Partners Pro Rata, each General Partner shall be entitled at the end of the year to receive the amount necessary to make its aggregate distributions for the year equal the amount it was entitled to receive and keep pursuant to the preceding criteria.

         (e)  Lyondell Note Proceeds. All principal and interest received on the Lyondell Note shall be distributed among the Initial Partners in the ratio of the Units owned by them prior to the admission of the Occidental Partners.

         (f)  1998 Credit Facility Proceeds. At such time as the Partnership enters into the 1998 Credit Facility, the Partnership shall make a special distribution to Millennium LP of $75 million, plus interest on such amounts from May 15, 1998, until such distribution at a per annum rate (based on a year of 360 days and the number of days elapsed) equal to the LIBOR Rate plus 60 basis points (.60%). The interest payments shall be treated as payment for the use of capital to which section 707(c) of the Code applies.

         (g)  Bank Credit Agreement Proceeds. At such time as the Partnership enters into the 1998 Credit Facility, the Partnership shall draw down the Bank Credit Agreement Repayment Amount under the 1998 Credit Facility and shall apply the Bank Credit Agreement Repayment Amount to the repayment of the principal amount then outstanding under the Bank Credit Agreement. Two Business Days after such repayment, the Partnership shall draw down $419,700,000 under the Bank Credit Agreement and make a special distribution to Occidental LP2 of the $419,700,000 proceeds of such drawdown plus interest on such $419,700,000 from May 15, 1998 until the date of such distribution at a per annum rate (based on a year of 360 days and the number of days elapsed) equal to the LIBOR Rate plus 60 basis points (.60%), provided that Occidental Chemical Corporation has executed the Amended and Restated Indemnity Agreement. The interest payment shall be treated as payment for the use of capital to which section 707(c) of the Code applies.

3.2  Liquidating Distributions. Distributions to the Partners of cash or property arising from a liquidation of the Partnership shall be made in accordance with the Capital Account balances of the Partners as provided in Section 12.2(d).

3.3  Withholding. The Partnership is authorized to withhold from distributions to a Partner and to pay over to a foreign, federal, state or local government, any amounts required to be withheld pursuant to the Code or any provisions of any other foreign, federal, state or local law. Any amounts so withheld shall be treated as distributed to such Partner pursuant to this Section 3 for all purposes of this Agreement, and shall be offset against any amounts otherwise distributable to such Partner.

3.4  Offset. Any amount otherwise distributable to a Partner pursuant to this Section 3 shall, unless otherwise agreed by two Representatives of each of the Nonconflicted General Partners pursuant to Section 6.8, be applied by the Partnership to satisfy any of the following obligations that are owed by such Partner or its Affiliate to the Partnership and that are not paid when due:

         (a)  Lyondell Note and Other Notes. In the case of Lyondell LP, the failure to pay any interest or principal when due on the Lyondell Note or, in the case of any Partner, the failure to pay any interest or principal when due on any indebtedness for borrowed money of such Partner or any Affiliate of such Partner to the Partnership.

         (b)  Contribution Agreement. In the case of any Partner, the failure of such Partner or any Affiliate of such Partner to make any payment pursuant to Section 6 of its Contribution Agreement that has been Finally Determined to be due.

         (c)  Contribution. In the case of any Partner, the failure to make any capital contribution required pursuant to this Agreement (other than pursuant to its Contribution Agreement).

SECTION 4

BOOK AND TAX ALLOCATIONS

4.1  General Book Allocations. This section controls partnership allocations for book purposes. As used herein, “book” means the allocations used to determine debits and credits to the Capital Accounts of the Partners and to determine the amounts distributable to the Partners pursuant to Section 3 and Section 12.2(d). It does not refer to the method in which books are maintained for financial reporting purposes pursuant to Section 5.2. Except as otherwise provided in Sections 4.2 and 4.3, Profits or Losses for book purposes shall be allocated each year among the Partners Pro Rata, subject to the following:

         (a)  If the tax basis in Partnership assets is increased as a result of the distribution of $75 million to Millennium LP as provided in Section 3.1(f), book deductions equal to the tax deductions resulting from such increase shall be allocated to Millennium LP until such time as gain or income is allocable under (c) below.

         (b)  If the tax basis in Partnership assets is increased as a result of the distribution of 43% of the proceeds of the Lyondell Note to Millennium LP, book deductions equal to the tax deductions resulting from such increase shall be allocated among the Initial Partners in the ratio of the Units owned by each prior to the admission of the Occidental Partners until gain or income is allocable under (c) below.

         (c)  If during any 12 month period the Partnership sells, distributes to Partners, or otherwise disposes of more than 50% in value of the assets it owned at the beginning of such period, gain or income recognized in the taxable period of such sale, distribution or other disposition or thereafter recognized from the sale, distribution, or other disposition of property or from the operation of other property shall be allocated to the Partners in the ratio in which the aggregate amount of deductions described in (a) and (b) above were allocated to the Partners until the aggregate amount of such gain and income so allocated equals the aggregate amount of such deductions.

         (d)  Interest accruing on the Lyondell Note shall continue to be allocated among the Initial Partners in the ratio of the Units owned by them prior to the admission of the Occidental Partners.

         (e)  The initial agreed value of the Lease will be amortized ratably over the term of the Lease, and the resulting deductions shall be allocated to Occidental LP1. Any gain recognized on the disposition of the Lease shall be allocated to Occidental LP1. If, prior to such disposition, the Partnership has made capital improvements to such assets that have been borne by the Partners Pro Rata, then upon the disposition of the Lease with such improvements, gain shall be deemed to be attributable to such improvements to the extent of the excess of its depreciated value for GAAP purposes at the time of the disposition over its Book Value at such time, and such gain shall be allocated to the Partners Pro Rata.

         (f)  Deductions attributable to the Book Value of the assets of the Partnership as they exist immediately after the contributions described in Section 2.3(a) other than the Lease will be allocated among the Partners other than Occidental LP1 in the ratio of the Units owned by each, and any gain recognized on the disposition of such contributed assets will be allocated to the Partners other than Occidental LP1 in the ratio of the Units owned by each. If, prior to disposition of such asset sale, the Partnership has made capital improvements to such assets that have been borne by the Partners Pro Rata, then upon the disposition of a contributed asset with such improvements, gain shall be deemed to be attributable to such improvements to the extent of the excess of its depreciated value for GAAP purposes at the time of disposition over its Book Value at such time, and such gain shall be allocated to the Partners Pro Rata.

4.2  Change in Partner’s Units. If during a year Units are transferred or new Units issued, allocations among the Partners shall be made in accordance with their interests in the Partnership from time to time during such year in accordance with Section 706 of the Code, using the closing-of-the-books method, except that depreciation and other amortization with respect to each Partnership asset shall be deemed to accrue ratably on a daily basis over the entire period during such year that the asset is owned and in service by the Partnership.

4.3  Deficit Capital Account and Nonrecourse Debt Rules. The special rules in this Section 4.3 apply in the following order to take into account the possibility of the Partners’ having deficit Capital Account balances for which they are not economically responsible and the effect of the Partnership’s incurring nonrecourse debt, directly or indirectly.

         (a)  Partnership Minimum Gain Chargeback. If there is a net decrease in “partnership minimum gain” during any year, determined in accordance with the tiered partnership rules of Regulation §1.704-2(k), each Partner shall be allocated items of income and gain for such year equal to such Partner’s share of the net decrease in partnership minimum gain within the meaning of Regulation §1.704-2(g)(2), except to the extent not required by Regulation §1.704-2(f). To the extent that this subsection (a) is inconsistent with Regulation §1.704-2(f) or §1.704-2(k) or incomplete with respect to such regulations, the minimum gain chargeback provided for herein shall be applied and interpreted in accordance with such regulations.

         (b)  Partner Minimum Gain Chargeback. If there is a net decrease in “partner nonrecourse debt minimum gain” during any year, within the meaning of Regulation § 1.704-2(i)(2), each Partner who has a share of such gain, determined in accordance with Regulation § 1.704-2(i)(5), shall be allocated items of income and gain for such year (and, if necessary, subsequent years) equal to such Partner’s share of the net decrease in partner nonrecourse debt minimum gain. To the extent that this subsection (b) is inconsistent with Regulation § 1.704-2(i) or 1.704-2(k) or incomplete with respect to such regulations, the partner nonrecourse debt minimum gain chargeback provided for herein shall be applied and interpreted in accordance with such regulations.

         (c)  Deficit Account Chargeback and Qualified Income. If any Partner has an Adjusted Capital Account Deficit at the end of any year, including an Adjusted Capital Account Deficit for such Partner caused or increased by an adjustment, allocation or distribution described in Regulation §1.704-1(b)(2)(ii)(d)(4), (5) or (6), such Partner shall be allocated items of income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income and gain) in an amount and manner sufficient to eliminate such Adjusted Capital Account Deficit as quickly as possible. This subsection (c) is intended to constitute a “qualified income offset” pursuant to Regulation §1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

         (d)  Partner Nonrecourse Deductions. Any partner nonrecourse deductions for any year or other period shall be allocated to the Partner who bears the economic risk of loss with respect to the partner nonrecourse debt to which such partner nonrecourse deductions are attributable in accordance with Regulation §1.704-2(i) or §1.704-2(k).

         (e)  Curative Allocations. The Allocations provided by this Section 4.3 may not be consistent with the manner in which the Partners intend to divide Profits, Losses and similar items. Accordingly, Profits, Losses and other items will be reallocated among the Partners (in the same year and to the extent necessary, in subsequent years) in a manner consistent with Regulation §1.704-1(b) and 1.704-2 so as to prevent such allocations from distorting the manner in which Profits, Losses and other items are intended to be allocated among the Partners pursuant to Sections 4.1 and 4.2.

         (f)  Nonrecourse Debt Sharing. For purposes of this Agreement, nonrecourse deductions, within the meaning of Regulation §1.704-2(b), shall be deemed to be allocated among the Partners Pro Rata. Solely for purposes of determining a Partner’s proportionate share of the “excess nonrecourse liabilities” of the Partnership within the meaning of Regulation §1.752-3(a)(3), Partnership Profits are allocated to the Partners Pro Rata.

4.4  Federal Tax Allocations.

         (a)  General Rule. Except as otherwise provided in the following paragraphs of this Section 4.4, allocations for federal income tax purposes of items of income, gain, loss and deduction, and credits and basis therefor, shall be made in the same manner as book allocations are made.

         (b)  Elimination of Book/Tax Disparities. Taxable income and tax deductions shall be shared among the Partners so as to take into account the variation between the Book Value and the adjusted tax basis of each property at the time it is contributed to the Partnership and at each time it is revalued.

                  (i)  To account for such variation, effective as of the formation of the Partnership:

                          (A) the depreciation and other deductions attributable to the basis that the contributing Partner had in each property at the time of contribution shall be allocated to such Partner, and

                          (B) upon disposition of a contributed property, the excess of its Book Value at such time over its tax basis at such time shall be allocated to the Partner who contributed the property.

                  (ii)   If the Book Value of a Partnership property is revalued as of a date subsequent to the date of its acquisition by the Partnership, the portion of its Book Value at the time of its disposition that is attributable to the increase resulting from such revaluation:

                          (A) shall be disregarded in applying Section 4.4(b)(i)(B) to the partner who contributed such property, and

                          (B) shall be treated for purposes of this Section 4.4(b) as a separate property that was contributed on the revaluation date by the persons who were partners immediately prior to the revaluation date.

                 (iii)   The Partners agree that the foregoing allocations constitute a reasonable method for purposes of Reg. 1.704-3(a)(1) and will be so reported and defended by the Partnership and all Partners unless and until the Partners otherwise agree or a court otherwise requires.

         (c)  Allocation of Items Among Partners. Each item of income, gain, loss, deduction and credit and all other items governed by Section 702(a) of the Code shall be allocated among the Partners in proportion to the allocation of Profits, Losses and other items to such Partners hereunder, provided that any gain treated as ordinary income because it is attributable to the recapture of any depreciation or amortization shall be allocated among the Partners in accordance with Prop. Treas. Reg. Sections 1.1245-1(e)(2) and 1.1250-1(f), or, upon promulgation of final regulations with respect to the matters covered therein, such final regulations.

         (d)  Section 754 Election Allocations. Income and deductions of the Partnership that are attributable to the Section 754 election shall be allocated to the Partners entitled thereto.

4.5  Other Tax Allocations. Items of income, gain, loss, deduction, credit and tax preference for state, local and foreign income tax purposes shall be allocated among the Partners in a manner consistent with the allocation of such items for federal income tax purposes in accordance with the foregoing provisions of this Section.

SECTION 5

ACCOUNTING, FINANCIAL REPORTING AND TAX MATTERS

5.1  Fiscal Year. The fiscal year of the Partnership shall be the calendar year.

5.2  Method of Accounting for Financial Reporting Purposes. For financial reporting purposes, the Partnership shall adopt a standard set of accounting policies and shall maintain separate books of account, all in accordance with GAAP. The Partnership’s financial reports shall comply with requirements of the SEC to the extent applicable to the Partnership and any Partner or any controlling Person of such Partner, to the extent such information is necessary, in conjunction with the financial reporting obligations of such Person under applicable SEC requirements.

5.3  Books and Records; Right of Partners to Audit.

         (a)  Proper and complete records and books of account of the Partnership’s business, including all such transactions and other matters as are usually entered into records and books of account maintained by businesses of like character or as are required by law, shall be kept by the Partnership at the Partnership’s principal place of business. None of the Partnership’s funds shall be commingled with the funds of any Partner.

         (b)  Each Partner and its internal and independent auditors, at the expense of such Partner, shall have full and complete access to the internal and independent auditors of the Partnership and shall have the right to inspect such books and records and the physical properties of the Partnership during normal business hours and, at its own expense, to cause an independent audit thereof. The Partnership shall make all books and records of the Partnership available to such Partner and its internal and independent auditors in connection with such audit and shall cooperate with such Partner and auditors and to provide any assistance reasonably necessary in connection with such audit.

5.4  Reports and Financial Statements. The Partnership shall prepare and deliver to the Partners the Partnership financial statements and reports described on Appendix B as soon as reasonably practicable and in any event on or prior to the due date indicated on Appendix B.

5.5  Method of Accounting for Book and Tax Purposes. For purposes of making allocations and distributions hereunder (including distributions in liquidation of the Partnership in accordance with Capital Account balances as required by Section 12.3), Capital Accounts and Profits, Losses and other items described in Section 4.1 shall be determined in accordance with federal income tax accounting principles utilizing the accrual method of accounting, with the adjustments required by Regulation §1.704-1(b) to properly maintain Capital Accounts.

5.6  Taxation.

         (a)  Status of the Partnership. The Partners acknowledge that the Partnership is a partnership for federal, foreign and state income tax purposes, and hereby agree not to elect to be excluded from the application of Subchapter K of Chapter 1 of Subtitle A of the Code or any similar state statute.

         (b)  Tax Elections and Reporting.

                  (i)  Generally. The Partnership has made or shall make the following elections under the Code and the Regulations and any similar state statutes:

                          (A)  Adopt the calendar year as the annual accounting period;

                          (B)  Adopt the accrual method of accounting;

                          (C)  Elect to deduct organization costs ratably over a 60-month period as provided in Section 709 of the Code;

                          (D)  Adopt the LIFO method of accounting for inventory; and

                          (E)  Make any other elections available under the Code that the Partnership Governance Committee determine are appropriate, with the determination of whether an election is appropriate to be made pursuant to the principle that each Partner shall be treated equally (i.e., no Partner will receive preferential tax treatment to the disadvantage of another Partner).

                  (ii)   Section 754 Election. The Partnership shall, upon the written request of any Partner benefitted thereby, cause the Partnership to file an election under Section 754 of the Code and the Regulations thereunder to adjust the basis of the Partnership assets under Section 734(b) or 743(b) of the Code, and a corresponding election under the applicable sections of state and local law.

         (c)  Tax Returns. The Tax Matters Partner, on behalf of the Partnership, shall prepare and file the necessary tax and information returns. Each Partner shall timely provide such information, if any, as may be needed by the Partnership for purposes of preparing such tax and information returns. At least 75 days before the due date (as extended) for the Partnership’s federal income tax return, the Tax Matters Partner shall deliver a draft of such return to each Partner. Each Partner shall have 15 Business Days after receipt of the draft in which to furnish any objections or comments on the draft to the Tax Matters Partner. The Tax Matters Partner shall make its best efforts to finalize the Partnership’s federal income tax return at least 30 days before the due date for filing (as extended) of such return A Partner may not report its share of any Partnership tax item in a manner inconsistent with the Partnership’s reporting of such item unless the Partner has timely furnished its objection to the Tax Matters Partner as provided in the immediately preceding sentence. If a Partner reports its share of any Partnership tax item in a manner inconsistent with the Partnership’s reporting of such item, such Partner shall promptly notify the Partnership in writing at least 20 Business Days prior to the filing of any statement with the IRS in which such inconsistent position is reported. The Partnership shall promptly deliver to each Partner a copy of the federal income tax return for the Partnership as filed with the appropriate taxing authorities and a copy of any material state and local income tax return as filed.

         (d)  Tax Audits.

                  (i)   Federal Tax Matters. The Partnership is authorized to make such filings with the IRS as may be required to designate Lyondell GP as the Tax Matters Partner. The Tax Matters Partner, as an authorized representative of the Partnership, shall direct the defense of any claims made by the IRS to the extent that such claims relate to the adjustment of Partnership items at the Partnership level. The Tax Matters Partner shall promptly deliver to each Partner a copy of all notices, communications, reports or writings of any kind (including, without limitation, any notice of beginning of administrative proceedings or any report explaining the reasons for a proposed adjustment) received from the IRS relating to or potentially resulting in an adjustment of Partnership items, as well as any other information requested by a Partner that is commercially reasonable to request. The Tax Matters Partner shall be diligent and act in good faith in deciding whether to contest at the administrative and judicial level any proposed adjustment of a Partnership item and whether to appeal any adverse judicial decision. The Tax Matters Partner shall keep each Partner advised of all material developments with respect to any proposed adjustment that comes to its attention. All costs incurred by the Tax Matters Partner in performing under this subsection (d) shall be paid by the Partnership. The Tax Matters Partner shall have sole authority to represent the Partnership in connection with all tax audits, including the power to extend the statute of limitations, to enter in any settlement, and to litigate any proposed partnership adjustment, subject to the following: (A) No settlement will be entered into with respect to an item that would materially affect any Partner adversely unless each Partner is first notified of the terms of the settlement; and no Partner will be bound by any settlement unless it consents thereto; (B) If a Partner does not consent to a settlement, the settlement will nevertheless be binding on all partners who do consent; and the non-consenting Partner may, at its sole cost, pursue such administrative or judicial remedies as it deems appropriate; (C) If the Tax Matters Partner brings an action in any court, each Partner, at its sole cost, shall have the right to intervene in the preceding to the extent permitted by the court; and (D) If a settlement or litigation causes Partners to be treated differently for tax purposes with respect to certain tax issues of the Partnership, the income and deductions of the Partnership thereafter arising will be allocated among the Partners to reflect the varying manner in which the issues were resolved.

                  (ii)   State and Local Tax Matters. The Partnership shall promptly deliver to each Partner a copy of all notices, communications, reports or writings of any kind with respect to income or similar taxes received from any state or local taxing authority relating to the Partnership which might, in the judgment of the Tax Matters Partner, materially and adversely affect any Partner, and shall keep each Partner advised of all material developments with respect to any proposed adjustment of Partnership items which come to its attention.

                  (iii)   Continuation of Rights. Each Partner shall continue to have the rights described in this subsection (d) with respect to tax matters relating to any period during which it was a Partner, whether or not it is a Partner at the time of the tax audit or contest.

         (e)  Tax Rulings. No Person other than the Tax Matters Partner shall request an administrative ruling (or similar administrative procedures) from any taxing authority with respect to any tax issue relating to the Partnership or affecting the taxation of any other Partner unless such Person shall have received written authorization from the Tax Matters Partner and any such other Partner to make such request.

         (f)  Tax Information. At the request of any Partner, the Tax Matters Partner shall timely furnish all reasonably obtainable information required to prepare annual earnings and profits computations (as defined in Section 312 of the Code) with respect to that Partner’s share of Partnership income.

5.7  Delegation. The Partners agree that all of the tasks to be performed under this Section (other than serving as Tax Matters Partner) may be delegated to employees and consultants of the Partnership.

SECTION 6

MANAGEMENT

6.1  Partnership Governance Committee.

         (a)  The General Partners hereby establish a committee (the “Partnership Governance Committee”) to manage and control the business, property and affairs of the Partnership, including the determination and implementation of the Partnership’s strategic direction. The Partnership Governance Committee (on behalf of the Partners) shall have (i) the full authority of the General Partners to exercise all of the powers of the Partnership and (ii) full control over the business, property and affairs of the Partnership. Except to the extent set forth in this Agreement, the Partnership Governance Committee shall have full, exclusive and complete discretion to manage and control the business, property and affairs of the Partnership, to make all decisions affecting the business, property and affairs of the Partnership and to take all such actions as it deems necessary, appropriate, convenient or incidental to accomplish the purpose of the Partnership as set forth in Section 1.4 (as such purpose may be expanded in accordance with Section 6.7(i)).

         (b)  The Partnership Governance Committee shall act exclusively by means of Partnership Governance Committee Action. As used in this Agreement, “Partnership Governance Committee Action” means any action which the Partnership Governance Committee is authorized and empowered to take in accordance with this Agreement and the Act and which is taken by the Partnership Governance Committee either (i) by action taken at a meeting of the Partnership Governance Committee duly called and held in accordance with this Agreement or (ii) by a formal written consent complying with the requirements of Section 6.5(f). In no event shall the Partnership Governance Committee be authorized to act other than by Partnership Governance Committee Action, and any action or purported action by the Partnership Governance Committee (including any authorization, consent, approval, waiver, decision or vote) not constituting a Partnership Governance Committee Action shall be null and void and of no force and effect. Each Partnership Governance Committee Action shall be binding on the Partnership.

         (c)  The Partnership Governance Committee shall adopt policies and procedures, not inconsistent with this Agreement (including Section 6.7) or the Act, governing financial controls and legal compliance, including delegations of authority (and limitations thereon) to the officers of the Partnership as permitted hereby. Such policies and procedures may be revised or revoked (in a manner consistent with this Agreement and the Act) from time to time as determined by the Partnership Governance Committee. To the extent any authority is not delegated to officers of the Partnership in this Agreement or in accordance with Partnership Governance Committee Action, it shall remain with the Partnership Governance Committee.

6.2  Limitations on Authority of General Partners. Except as expressly set forth in this Agreement, each General Partner agrees to exercise its authority to manage and control the Partnership only through Partnership Governance Committee Action. Each General Partner agrees not to exercise, or purport or attempt to exercise any authority (i) to act for or incur, create or assume any obligation, liability or responsibility on behalf of the Partnership or any other Partner, (ii) to execute any documents on behalf of, or otherwise bind, or purport or attempt to bind, the Partnership or (iii) to otherwise transact any business in the Partnership’s name, in each case except pursuant to Partnership Governance Committee Action.

6.3  Lack of Authority of Persons Other Than General Partners and Officers. Except as expressly set forth in this Agreement, no Person or Persons other than (i) the General Partners, acting through the Partnership Governance Committee, and (ii) the officers of the Partnership appointed in accordance with this Agreement and acting as agents or employees, as applicable, of the Partnership in conformity with this Agreement and any applicable Partnership Governance Committee Action, shall be authorized (a) to exercise the powers of the Partnership, (b) to manage the business, property and affairs of the Partnership or (c) to contract for, or incur on behalf of, the Partnership any debts, liabilities or other obligations.

6.4  Composition of Partnership Governance Committee.

         (a)  The Partnership Governance Committee shall consist of nine Representatives and each General Partner shall designate three Representatives (each a “Representative”). All the Representatives of all three General Partners shall together constitute the Partnership Governance Committee.

         (b)  Each General Partner may designate one or more individuals (each an “Alternate”) who (i) shall be authorized, in the event a Representative is absent from any meeting of the Partnership Governance Committee (and in the order of succession designated by the General Partner so designating the Alternates), to attend such meeting in the place of, and as substitute for, such Representative and (ii) shall be vested with all the powers to take action on behalf of such General Partner which the absent Representative could have exercised at such meeting. The term “Representative,” when used herein with reference to any Representative who is absent from a meeting of the Partnership Governance Committee, shall mean and refer to any Alternate attending such meeting in place of such absent Representative.

         (c)  On or before the date hereof, each General Partner shall have delivered to the other General Partners a written notice (i) designating the three persons to serve as such General Partner’s initial Representatives and (ii) designating the person or persons, if any, who are to serve as initial Alternates and their order of succession.

         (d)  Each General Partner may, in its sole discretion and by written notice delivered to the other General Partners and the Partnership at any time or from time to time, remove or replace one or more of its Representatives or change one or more of its Alternates. If a Representative or Alternate dies, resigns or becomes disabled or incapacitated, the General Partner that designated such Representative or Alternate, as the case may be, shall promptly designate a replacement. Each Representative and each Alternate shall serve until replaced by the General Partner that designated such Representative or Alternate, as the case may be.

         (e)  Copies of all written notices designating Representatives and Alternates shall be delivered to the Secretary and shall be placed in the Partnership minute books, but the failure to deliver a copy of any such notice to the Secretary shall not affect the validity or effectiveness of such notice or the designation described therein.

         (f)  Each Representative, in his capacity as such, shall be the agent of the General Partner that designated such Representative. Accordingly, (i) each Representative, as such, shall act (or refrain from acting) with respect to the business, property and affairs of the Partnership solely in accordance with the wishes of the General Partner that designated such Representative and (ii) no Representative, as such, shall owe (or be deemed to owe) any duty (fiduciary or otherwise) to the Partnership or to any General Partner other than the General Partner that designated such Representative; provided, however, that nothing in this Agreement is intended to or shall relieve or discharge any Representative or General Partner from liability to the Partnership or the Partners on account of any fraudulent or intentional misconduct of such Representative. Nothing in this Section 6.4(f) shall limit the duty owed to the Partnership by any person acting in his capacity as an officer of the Partnership (including any such officer who is also a Representative).

         (g)  Representatives shall not receive from the Partnership any compensation for their service or any reimbursement of expenses for attendance at meetings of the Partnership Governance Committee.

6.5  Partnership Governance Committee Meetings.

         (a)  Regular meetings of the Partnership Governance Committee shall be held at such times and at such places as shall from time to time be determined in advance and committed to a written schedule by the Partnership Governance Committee. The first regular meeting of the Partnership Governance Committee during January of each fiscal year shall be deemed to be the “Annual Meeting.” The Secretary shall deliver by commercial courier service or other hand delivery or transmit by facsimile transmission (with proof of confirmation from the transmitting machine), an agenda for each regular meeting to the Representatives at least five Business Days prior to such meeting. Each agenda for a regular meeting shall specify, to a reasonable degree, the business to be transacted at such meeting. Subject to Section 6.6, at any regular meeting of the Partnership Governance Committee at which a quorum is present, any and all business of the Partnership may be transacted.

         (b)  Special meetings of the Partnership Governance Committee may be called by any Representative by delivering by commercial courier service or other hand delivery or transmitting by facsimile transmission (with proof of confirmation from the transmitting machine), written notice of a special meeting to each of the other Representatives at least two Business Days before such meeting. Each notice of a special meeting shall specify, to a reasonable degree, the business to be transacted at, or the purpose of, such meeting. Notice of any special meeting may be waived before or after the meeting by a written waiver of notice signed by the Representative entitled to notice. A Representative’s attendance at a special meeting shall constitute a waiver of notice unless the Representative states at the beginning of the meeting his objection to the transaction of business because the meeting was not lawfully called or convened. Special meetings of the Partnership Governance Committee shall be held at the Partnership’s offices (or at such other place or in such other manner as the Representatives shall agree) at such time as may be stated in the notice of such meeting.

         (c)  One Representative of each General Partner shall serve as a co-chair of each meeting (regular and special) of the Partnership Governance Committee. Any co-chair may instruct the Secretary to include one or more items on a meeting agenda and none of the co-chairs nor the Secretary may delete or exclude an agenda item proposed by any other co-chair.

         (d)  Following each meeting of the Partnership Governance Committee, the Secretary shall promptly draft and distribute minutes of such meeting to the Representatives for approval at the next meeting, and after such approval shall retain the minutes in the Partnership minute books.

         (e)  Representatives, at their discretion, may participate in or hold regular or special meetings of the Partnership Governance Committee by means of a telephone conference or any comparable device or technology by which all individuals participating in the meeting may hear each other, and participation in such a meeting shall constitute presence in person at such meeting.

         (f)  Any action required or permitted to be taken at a meeting of the Partnership Governance Committee may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by at least two Representatives of each General Partner, and such consent shall have the same force and effect as a duly conducted vote of the Partnership Governance Committee. A counterpart of each such consent to action shall be delivered promptly to each of the Representatives and to the Secretary for placement in the minute books of the Partnership, but the failure to deliver a counterpart of any such consent to action to the Secretary shall not affect the validity or effectiveness of such consent to action.

6.6  Partnership Governance Committee Quorum and General Voting Requirement.

         (a)  The presence of at least two Representatives (including any duly present Alternates) of Lyondell GP shall constitute a quorum of the Partnership Governance Committee for the transaction of business and the taking of appropriate Partnership Governance Committee Actions at any meeting; provided, however, that the presence at such meeting of at least two Representatives (including any duly present Alternates) from each General Partner shall be necessary for the taking of any action described in Section 6.7; and provided, further, that no Partnership Governance Committee Actions can be taken at any meeting with respect to any matter that was not reflected, with a reasonable level of specificity, on an agenda for such meeting that was delivered in accordance with Section 6.5 unless at least one Representative of each General Partner is present. No Partnership Governance Committee Action may be taken at any meeting at which a quorum is not present.

         (b)  Except as otherwise provided in Section 6.7 or elsewhere in this Agreement, the approval of two or more Representatives acting for Lyondell GP will be sufficient for the Partnership Governance Committee to take any Partnership Governance Committee Action and in such case the Partnership shall be authorized to take such action without the consent of any other Person.

6.7  Partnership Governance Committee Unanimous Voting Requirements. Unless and until two or more Representatives of Lyondell GP, two or more Representatives of Millennium GP and two or more Representatives of Occidental GP have given their approval (in which event a Partnership Governance Committee Action is hereby authorized without the need for the consent of any other Person), no Partnership Governance Committee Action will be deemed for any purpose to have been taken at any Partnership Governance Committee meeting that would cause or permit the Partnership or any subsidiary thereof (or any Person acting in the name or on behalf of any of them) directly or indirectly to take (or commit to take), and neither the Partnership nor any subsidiary thereof nor any person acting in the name or on behalf of any of them directly or indirectly may take or commit to take, any of the actions described below in this subsection (whether in a single transaction or series of related transactions):

                  (i)  to cause the Partnership, directly or indirectly, to engage, participate or invest in any business outside the scope of its business as described in Section 1.4;

                  (ii)  to approve any Strategic Plan, as well as any amendments or updates thereto (including the annual updates provided for in Section 8.1);

                  (iii)  to authorize any disposition of assets having a fair market value exceeding $30 million in any one transaction or a series of related transactions not contemplated in an approved Strategic Plan;

                  (iv)  to authorize any acquisition of assets or any capital expenditure exceeding $30 million that is not contemplated in an approved Strategic Plan;

                 (v)   to require capital contributions to the Partnership (other than contributions contemplated by the Contribution Agreements or an approved Strategic Plan or to achieve or maintain compliance with any HSE Law) within any fiscal year if the total of such contributions required from the Partners within that year would exceed $100 million or the total of such contributions required from the Partners within that year and the immediately preceding four years would exceed $300 million;

                 (vi)   to authorize the incurrence of debt for borrowed money unless (x) such debt is contemplated by clause (vii) (b) below, (y) after giving effect to the incurrence of such debt (and any related transactions) and the maximum amount of borrowings permitted under clause (vii) below, the Partnership would be expected to have an “investment grade” debt rating by Moody’s Investor Services Inc. and Standard & Poor’s Corporation or (z) such debt is incurred to refinance the public, bank or other debt assumed or incurred by the Partnership as contemplated by the Initial Master Transaction Agreement or the Second Master Transaction Agreement or to refinance indebtedness under the 1998 Credit Facility or to refinance any such debt, and in the case of each of (x), (y) and (z), the agreement relating to such debt does not provide that the Transfer by a Partner of its Units (or a change of control with respect to any Partner or any of its Affiliates) would constitute a default thereunder, otherwise accelerate the maturity thereof or give the lender or holder any “put rights” or similar rights with respect thereto; provided, however, that notwithstanding the foregoing, the provisions of Sections 6.7(xxi) and 6.7(xxii), if applicable, must be satisfied with respect to any refinancing;

                 (vii)   (a) to enter into the 1998 Credit Facility or (b) to make borrowings under one or more of the Partnership’s bank credit facility or facilities, its uncommitted lines of credit or any credit facility or debt instrument of the Partnership of any kind that refinances all or any portion of the Partnership’s credit facility or facilities, at any time, if as a result of any such borrowing the aggregate principal amount of all such borrowings outstanding at such time would exceed the sum of $1.25 billion and the amount which becomes available for borrowing under the 1998 Credit Facility.

                 (viii)   to enter into interest rate protection or other hedging agreements (other than hydrocarbon hedging agreements in the ordinary course);

                 (ix)   to enter into any capitalized lease or similar off-balance sheet financing arrangements involving payments (individually or in the aggregate) by it in excess of $30 million in any fiscal year;

                 (x)   to cause the Partnership or any subsidiary of the Partnership to issue, sell, redeem or acquire any Units or other equity securities (or any rights to acquire, or any securities convertible into or exchangeable for, Units or other equity securities);

                 (xi)  to make Partnership cash distributions in excess of Available Net Operating Cash or to make non-cash distributions (except as contemplated by Section 12);

                 (xii)  to appoint or discharge Executive Officers (other than the CEO), based on the recommendation of the CEO;

                 (xiii)   to approve material compensation and benefit plans and policies, material employee policies and material collective bargaining agreements for the Partnership’s employees;

                 (xiv)  to initiate or settle any litigation or governmental proceedings if the effect thereof would be material to the financial condition of the Partnership;

                 (xv)  to change the independent accountants for the Partnership;

                 (xvi)   to change the Partnership’s method of accounting as adopted pursuant to Section 5.2 or to change the Partnership’s method of accounting as provided in Section 5.5 or to make the elections referred to in Section 5.6(b)(i)(E);

                 (xvii)  to create or change the . authority of any Auxiliary Committee;

                 (xviii)   to merge, consolidate or convert the Partnership or any subsidiary thereof with or into any other entity (other than a Wholly Owned Subsidiary of the Partnership);

                 (xix)   to file a petition in bankruptcy or seeking any reorganization, liquidation or similar relief on behalf of the Partnership or any subsidiary; or to consent to the filing of a petition in bankruptcy against the Partnership or any subsidiary; or to consent to the appointment of a receiver, custodian, liquidator or trustee for the Partnership or any subsidiary or for all or any substantial portion of their property;

                 (xx)   to exercise any power or right described in Section 6.8(a)(i) or (ii) with respect to a Conflict Circumstance involving (a) LYONDELL-CITGO Refining Company Ltd., its successors or assigns, (b) Lyondell Methanol Company, L.P., its successors or assigns or (c) any other Affiliate of Lyondell GP, Millennium GP or Occidental GP if such Affiliate’s actions with respect to such Conflict Circumstance are not controlled by Lyondell, Millennium or Occidental respectively, other than a Conflict Circumstance involving the exercise of any rights and remedies with respect to a default under any agreement that is the subject of such Conflict Circumstance;

                 (xxi)   (a) prior to the seventh anniversary of the Initial Closing Date, to repay any Millennium America Reference Debt, other than through refinancing or (b) to refinance any Millennium America Reference Debt prior to the seventh anniversary of the Initial Closing Date if any of the principal of the debt refinancing such Millennium America Reference Debt would be due and payable after the seventh anniversary of the Initial Closing Date; provided, however, that if the Millennium America Reference Debt continues to be guaranteed by Millennium America or its successors or the reference for determination of the amount of the obligation of Millennium America to contribute to the Partnership pursuant to one or more Millennium America Indemnities after the seventh anniversary of the Initial Closing Date, then the term of such debt shall not exceed 365 days; and

                 (xxii)   (a) prior to 30 days after the seventh anniversary of the date of this Agreement, to repay any Oxy Reference Debt, other than through refinancing or (b) to refinance any Oxy Reference Debt prior to 30 days after the seventh anniversary of the date of this Agreement if any of the principal of the debt refinancing such Oxy Reference Debt would be due and payable after 30 days after the seventh anniversary of the date of this Agreement; provided, however, that if the Oxy Reference Debt continues to be guaranteed by Occidental Chemical Corporation or the reference for determination of the amount of the obligation of OCC to contribute to the Partnership pursuant to an indemnity by OCC in favor of the Partnership issued pursuant to the Letter Agreement, dated as of February 16, 1999, between OCC and the Partnership after 30 days after the seventh anniversary of the date of this Agreement, then the term of such debt shall not exceed 365 days.

The Partners hereby acknowledge and confirm that any authorization or approval by the Partnership Governance Committee pursuant to this Section 6.7 of the execution, delivery and performance of any agreement or contract entered into by the Partnership shall be sufficient to authorize and approve any future performance required by the terms of such agreement or contract, with no further action being required under this Article VI at the time of any such performance.

6.8  Control of Interested Partner Issues.

         (a)  Notwithstanding anything to the contrary contained in this Agreement, with respect to any Conflict Circumstance (other than a Conflict Circumstance described in Section 6.7(xx), which shall be governed by Section 6.7), the Nonconflicted General Partners acting jointly (through their respective Representatives) shall, subject to Section 6.8(b), have the sole and exclusive power and right for and on behalf, and at the sole expense, of the Partnership (i) to control all decisions, elections, notifications, actions, exercises or nonexercises and waivers of all rights, privileges and remedies provided to, or possessed by, the Partnership with respect to a Conflict Circumstance and (ii) in the event of any potential, threatened or asserted claim, dispute or action with respect to a Conflict Circumstance, to retain and direct legal counsel and to control, assert, enforce, defend, litigate, mediate, arbitrate, settle, compromise or waive any and all such claims, disputes and actions. Accordingly, Partnership Governance Committee Action with respect to a Conflict Circumstance (other than a Conflict Circumstance described in Section 6.7(xx), which shall be governed by Section 6.7) shall require the approval of two Representatives of each of the Nonconflicted General Partners. Each General Partner shall, and shall cause its Affiliates to, take all such actions, execute all such documents and enter into all such agreements as may be necessary or appropriate to facilitate or further assure the accomplishment of this Section.

         (b)  Each Nonconflicted General Partner, in exercising its control, power and rights pursuant to this Section, shall act in good faith and in a manner it believes to be in the best interests of the Partnership; provided that it shall never be deemed to be in the best interests of the Partnership not to pay, perform and observe all of the obligations to be paid, performed or observed by or on the part of the Partnership under the terms of any of the Other Agreements (as defined in the Amended and Restated Parent Agreement). Each Nonconflicted General Partner shall act through its Representatives, and the approval of two Representatives acting for each of the Nonconflicted General Partners will be sufficient for the Nonconflicted General Partners (and therefore the Partnership Governance Committee on behalf of the Partnership) to take any action in respect of the relevant Conflict Circumstance. The Conflicted General Partner (or its Affiliates) shall have the right to deal with the Partnership and with each Nonconflicted General Partner on an arm’s-length basis and in a manner it believes to be in its own best interests, but in any event must deal with them in good faith.

6.9  Auxiliary Committees.

         (a)  From time to time, the Partnership Governance Committee may, by Partnership Governance Committee Action, designate one or more committees (“Auxiliary Committees”) or disband any Auxiliary Committee. Each Auxiliary Committee shall (i) operate under the specific authority delegated to it by the Partnership Governance Committee (consistent with Section 6.7) for the purpose of assisting the Partnership Governance Committee in managing (on behalf of the General Partners) the business, property and affairs of the Partnership and (ii) report to the Partnership Governance Committee.

         (b)  Each General Partner shall have the right to appoint an equal number of members on each Auxiliary Committee. Auxiliary Committee members may (but need not) be members of the Partnership Governance Committee. No Auxiliary Committee member shall be compensated or reimbursed by the Partnership for service as a member of such Auxiliary Committee.

         (c)  Each Partnership Governance Committee Action designating an Auxiliary Committee shall be in writing and shall set forth (i) the name of such Auxiliary Committee, (ii) the number of members and (iii) in such detail as the Partnership Governance Committee deems appropriate, the purposes, powers and authorities (consistent with Section 6.7) of such Auxiliary Committee; provided, however, that in no event shall any Auxiliary Committee have any powers or authority in reference to amending this Agreement, adopting an agreement of merger, consolidation or conversion of the Partnership, authorizing the sale, lease or exchange of all or substantially all of the property and assets of the Partnership, authorizing a dissolution of the Partnership or declaring a distribution. Each Auxiliary Committee shall keep regular minutes of its meetings and promptly deliver the same to the Partnership Governance Committee.

6.10  Certain Limitations on Partner Representatives. No Representative or Alternate of a Partner who, as an officer, director or employee of such Partner or any of its Affiliates, participates in material operational decisions by such Partner or Affiliate regarding a business or operation of such Partner or Affiliate that competes with a business or operation of the Partnership or of the other Partner or its Affiliates, or that competes with a Business Opportunity offered pursuant to Section 9.3(c) or (d), shall receive or have access to any competitively sensitive information regarding the competing business of the Partnership or of the other Partner or its Affiliates or such Business Opportunity, nor shall such Representative or Affiliate participate in any decision of the Partnership Governance Committee relating to such business or operation of the Partnership or the other Partner or its Affiliates or such Business Opportunity.

SECTION 7

OFFICERS AND EMPLOYEES

7.1  Partnership Officers.

         (a)  The Partnership Governance Committee may select natural persons who are (or upon becoming an officer will be) agents or employees of the Partnership to be designated as officers of the Partnership, with such titles as the Partnership Governance Committee shall determine.

         (b)  The executive officers of the Partnership shall consist of a Chief Executive Officer (“CEO”), and others as determined from time to time by Partnership Governance Committee (collectively, the “Executive Officers”).

         (c)  The Partnership Governance Committee also shall appoint a Secretary and may appoint such other officers and assistant officers and agents as may be deemed necessary or desirable and such persons shall perform such duties in the management of the Partnership as may be provided in this Agreement or as may be determined by Partnership Governance Committee Action.

         (d)  The Partnership Governance Committee may leave unfilled any offices except those of CEO and Secretary. Two or more offices may be held by the same person except that the same person may not hold the offices of CEO and Secretary.

7.2  Selection and Term of Executive Officers.

         (a)  The Executive Officers as of the date of this Agreement are listed on Appendix C.

         (b)  The CEO shall hold office for a five-year term, subject to the CEO’s earlier death, resignation or removal. Upon the expiration of such term or earlier vacancy, Lyondell GP shall designate the CEO, provided that such person shall be reasonably acceptable to both of Millennium GP and Occidental GP. The CEO shall not be required to be an employee of the Partnership.

         (c)  Each Executive Officer (other than the CEO) shall hold office until his or her death, resignation or removal. Upon the death, resignation or removal of an Executive Officer, or the creation of a new Executive Officer position, the CEO may nominate a person to fill the vacancy, which shall be subject to Partnership Governance Committee approval. Executive Officers shall not be required to be employees of the Partnership. Any Executive Officer also may serve as an officer or employee of any Partner or Affiliate of a Partner.

7.3  Removal of Executive Officers.

         (a)  The CEO may be removed, at any time, by Partnership Governance Committee Action taken pursuant to Section 6.6, with or without cause, whenever in the judgment of the Partnership Governance Committee the best interests of the Partnership would be served thereby.

         (b)  Any Executive Officer (other than the CEO), or any other officer or agent may be removed, at any time, by Partnership Governance Committee Action taken pursuant to Section 6.7(xii), with or without cause, upon the recommendation of the CEO, whenever in the judgment of the Partnership Governance Committee the best interests of the Partnership would be served thereby.

         (c)  Notwithstanding anything to the contrary in Sections 6.7(xii), 7.3(a) and 7.3(b), any General Partner may, by action of two or more of its Representatives, remove from office any Executive Officer who takes or causes the Partnership to take any action described in Section 6.7 that has not been approved by two or more Representatives of Lyondell GP, two or more Representatives of Millennium GP and two or more Representatives of Occidental GP as contemplated by Section 6.7. Any such removal shall be effected by delivery by such Representatives of written notice of such removal (i) to such Executive Officer and (ii) to the Representatives of the other General Partners; provided that such removal shall not be effective if such action is rescinded or cured (to the reasonable satisfaction of the General Partner who has delivered such notice) promptly after such notice is delivered.

7.4  Duties.

         (a)  Each officer or employee of the Partnership shall owe to the Partnership, but not to any Partner, all such duties (fiduciary or otherwise) as are imposed upon such an officer or employee of a Delaware corporation. Without limitation of the foregoing, each officer and employee in any dealings with a Partner shall have a duty to act in good faith and to deal fairly; provided, that, no officer shall be liable to the Partnership or to any Partner for his or her good faith reliance on the provisions of this Agreement. Notwithstanding the foregoing, it is understood that any officer or employee of the Partnership who is also a Representative of a General Partner shall, in his capacity as a Representative, owe no duty (fiduciary or otherwise) to any Person other than such General Partner.

         (b)  The policies and procedures of the Partnership adopted by the Partnership Governance Committee may set forth the powers and duties of the officers of the Partnership to the extent not set forth in or inconsistent with this Agreement. The officers of the Partnership shall have such powers and duties, except as modified by the Partnership Governance Committee, as generally pertain to their respective offices in the case of a publicly held Delaware corporation, as well as other such powers and duties as from time to time may be conferred by the Partnership Governance Committee and by this Agreement. The CEO and the other officers and employees of the Partnership shall develop and implement management and other policies and procedures consistent with this Agreement and the general policies and procedures established by the Partnership Governance Committee.

         (c)  Notwithstanding any other provision of this Agreement, no Partner, Representative, officer, employee or agent of the Partnership shall have the power or authority, without specific authorization from the Partnership Governance Committee, to undertake any of the following:

                  (i)  to do any act which contravenes (or otherwise is inconsistent with) this Agreement or which would make it impracticable or impossible to carry on the Partnership's business;

                  (ii)  to confess a judgment against the Partnership;

                  (iii)  to possess Partnership property other than in the ordinary conduct of the Partnership's business; or

                  (iv)  to take, or cause to be taken, any of the actions described in Section 6.7.

7.5  CEO. Subject to the terms of this Agreement, the CEO shall have general authority and discretion comparable to that of a chief executive officer of a publicly held Delaware corporation of similar size to direct and control the business and affairs of the Partnership, including without limitation its day-to-day operations in a manner consistent with the Annual Budget and the most recently approved Strategic Plan. The CEO shall take steps to implement all orders and resolutions of the Partnership Governance Committee or, as applicable, any Auxiliary Committee. The CEO shall be authorized to execute and deliver, in the name and on behalf of the Partnership, (i) contracts or other instruments authorized by Partnership Governance Committee Action and (ii) contracts or instruments in the usual and regular course of business (not otherwise requiring Partnership Governance Committee Action), except in cases when the execution and delivery thereof shall be expressly delegated by the Partnership Governance Committee to some other officer or agent of the Partnership, and, in general, shall perform all duties incident to the office of CEO as well as such other duties as from time to time may be assigned to him or her by the Partnership Governance Committee or as are prescribed by this Agreement.

7.6  Other Officers. The President (if any) and the Vice Presidents shall perform such duties as may, from time to time, be assigned to them by the Partnership Governance Committee or by the CEO. In addition, at the request of the CEO, or in the absence or disability of the CEO, the President (if any) or any Vice President, in any order determined by the Partnership Governance Committee, temporarily shall perform all (or if limited through the scope of the delegation, some of) the duties of the CEO, and, when so acting, shall have all the powers of, and be subject to all restrictions upon, the CEO.

7.7  Secretary. The Secretary shall keep the minutes of all meetings (and copies of written records of action taken without a meeting) of the Partnership Governance Committee in minute books provided for such purpose and shall see that all notices are duly given in accordance with the provisions of this Agreement. The Secretary shall be the custodian of the records and of the seal, if any. The Secretary shall have general charge of books and papers of the Partnership as the Partnership Governance Committee may direct and, in general, shall perform all duties and exercise all powers incident to the office of Secretary and such other duties and powers as the Partnership Governance Committee or the CEO from time to time may assign to or confer upon the Secretary.

7.8  Salaries. Salaries or other compensation of the other Executive Officers of the Partnership shall be established by the CEO consistent with plans approved by the Partnership Governance Committee. Except as approved by the Partnership Governance Committee, all fees and compensation of the officers and employees of the Partnership other than the CEO with respect to their services as such officers and employees shall be payable solely by the Partnership and no Partner or its Affiliates shall pay (or offer to pay) any such fees or compensation to any officer or employee, except to the extent that the Partnership shall have agreed with a Partner or one of its Affiliates pursuant to a separate agreement that a portion of the compensation of such officer or employee shall be paid by such Partner or Affiliate.

7.9  Delegation. The Partnership Governance Committee may delegate temporarily the powers and duties of any officer of the Partnership, in case of absence or for any other reason, to any other officer of the Partnership, and may authorize the delegation by any officer of the Partnership of any of such officer’s powers and duties to any other officer or employee of the Partnership, subject to the general supervision of such officer.

7.10  Employee Hirings. Without the prior approval of the two other General Partners, which approval shall not be unreasonably withheld, a General Partner (or its Affiliates) shall not be entitled to hire employees of the Partnership who at the time of such employment are eligible to participate in the incentive compensation programs available to senior managers or executives or to hire specific individuals who had been employed by the Partnership within the previous year and who prior to the termination of their employment were eligible to participate in the incentive compensation programs available to senior managers or executives. Without the prior approval of the relevant General Partner, which approval shall not be unreasonably withheld, the Partnership shall not be entitled to hire employees of such General Partner (or its Affiliates) who at the time of such employment are eligible to participate in the incentive compensation programs available to senior managers or executives or to hire specific individuals who had been employed by such General Partner (or its Affiliates) within the previous year and who prior to the termination of their employment were eligible to participate in the incentive compensation programs available to senior managers or executives.

7.11  General Authority. Persons dealing with the Partnership are entitled to rely conclusively on the power and authority of each of the officers as set forth in this Agreement. In no event shall any Person dealing with any officer with respect to any business or property of the Partnership be obligated to ascertain that the terms of this Agreement have been complied with, or be obligated to inquire into the necessity or expedience of any act or action of the officer; and every contract, agreement, deed, mortgage, security agreement, promissory note or other instrument or document executed by the officer with respect to any business or property of the Partnership shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (i) at the time of the execution and/or delivery thereof, this Agreement was in full force and effect, (ii) the instrument or document was duly executed in accordance with the terms and provisions of this Agreement and is binding upon the Partnership, and (iii) the officer was duly authorized and empowered to execute and deliver any and every such instrument or document for and on behalf of the Partnership.

SECTION 8

STRATEGIC PLANS, ANNUAL BUDGETS AND LOANS

8.1  Strategic Plan.

         (a)  The Partnership shall be managed in accordance with a five-year strategic business plan (the “Strategic Plan”) which shall be updated annually under the direction of the CEO and presented for approval by the Partnership Governance Committee pursuant to Section 6.7 no later than 90 days prior to the start of the first fiscal year covered by the updated plan.

         (b)  The Strategic Plan shall establish the strategic direction of the Partnership, including plans relating to capital maintenance and enhancement, geographic expansion, acquisitions and dispositions, new product lines, technology, long-term supply and customer arrangements, internal and external financing, environmental and legal compliance, and plans, programs and policies relating to compensation and industrial relations. The Strategic Plan shall include projected income statements, balance sheets and cash flow statements, including the expected timing and amounts of capital contributions and cash distributions. The format and level of detail of each Strategic Plan shall be consistent with that of the initial Strategic Plan agreed to by the Initial Partners on or prior to the Initial Closing Date or the Strategic Plan most recently approved pursuant to Section 6.7.

8.2  Annual Budget.

         (a)  The Executive Officers of the Partnership shall prepare an Annual Budget (each, an “Annual Budget”) for each fiscal year, including an Operating Budget and Capital Expenditure Budget; provided that each Annual Budget shall be consistent with the information for such fiscal year included in the Strategic Plan most recently approved pursuant to Section 6.7; and provided, further, that unless provided otherwise in the most recently approved Strategic Plan, the Annual Budget (including any Annual Budget prepared under Section 8.2(b)) shall utilize a format and provide a level of detail consistent with the Partnership’s initial Annual Budget. The Annual Budget for each year shall be submitted to the Partnership Governance Committee for approval at least 60 days prior to the start of the fiscal year covered by such budget. Each Annual Budget shall incorporate (i) a projected income statement, balance sheet and a cash flow statement, (ii) the amount of any corresponding cash deficiency or surplus and (iii) the estimated amount, if any, and expected timing for all required capital contributions. Each proposed Annual Budget shall be prepared on a basis consistent with the Partnership’s financial statements.

         (b)  If for any fiscal year the Partnership Governance Committee has failed to approve an updated Strategic Plan, then, subject to Section 8.5, for such year and each subsequent year prior to approval of an updated Strategic Plan, the Executive Officers of the Partnership shall prepare (and promptly furnish to the Partnership Governance Committee) the Annual Budget consistent with the projections and other information for that year included in the Strategic Plan most recently approved pursuant to Section 6.7; provided, however, that the CEO, acting in good faith, shall be entitled to modify any such Annual Budget in order to satisfy current contractual and compliance obligations and to account for other changes in circumstances resulting from the passage of time or the occurrence of events beyond the control of the Partnership; provided, further, that the CEO shall not be authorized to cause the Partnership to proceed with capital expenditures to accomplish capital enhancement projects except to the extent that such expenditures would enable the Partnership to continue or complete any such capital project reflected in the last Strategic Plan that was approved by the Partnership Governance Committee pursuant to Section 6.7.

         (c)  Each “Operating Budget” shall constitute an estimate for each applicable period of all operating income, which shall include expenses required to maintain, repair and restore to good and usable condition the Partnership’s assets.

         (d)  Each “Capital Expenditure Budget” shall constitute an estimate for the applicable period of the capital expenditures required to (i) accomplish capital enhancement projects included in the most recently approved Strategic Plan, (ii) maintain and preserve the Partnership’s assets in good operating condition and repair and (iii) achieve or maintain compliance with any HSE Law.

8.3  Funding of Partnership Expenses. All Partnership expenses (both operating and capital expenses), regardless of whether included in any Strategic Plan or Annual Budget, shall be funded from operating cash flows or authorized borrowings under available lines of credit, unless otherwise agreed by the Partnership Governance Committee. Subject to the limitations of Sections 2.4 and 6.7(v), if applicable, to the extent that the CEO determines at any time that funds are needed to fund Partnership operations, the CEO may issue a Funding Notice to the Limited Partners calling for an additional capital contribution. The Limited Partners will take all steps necessary to cause compliance with such Funding Notice.

8.4  Implementation of Budgets and Discretionary Expenditures by CEO.

         (a)  After a Strategic Plan and an Annual Budget have been approved by the Partnership Governance Committee (or an Annual Budget has been developed in accordance with Section 8.2(b)), the CEO will be authorized, without further action by the Partnership Governance Committee, to cause the Partnership to make expenditures consistent with such Strategic Plan and Annual Budget; provided, however, that all internal control policies and procedures, including those regarding the required authority for certain expenditures, shall have been followed.

         (b)  In any emergency, the CEO or the CEO’s designee shall be authorized to take such actions and to make such expenditures as may be reasonably necessary to react to the emergency, regardless of whether such expenditures have been included in an approved Strategic Plan or Annual Budget. Promptly after learning of an emergency, the CEO or such designee shall notify the Representatives of the nature of the emergency and the response that has been made, or is committed or proposed to be made, with respect to the emergency.

8.5  Strategic Plan Deadlock. If the Partnership Governance Committee has not agreed upon and approved an updated Strategic Plan, as contemplated by Sections 6.7 and 8.1, by such date as is 12 months after the beginning of the first fiscal year that would have been covered by such plan, then the General Partners shall submit their disagreements to non-binding mediation by a Neutral. If the General Partners are unable to agree upon a mutually acceptable Neutral within 30 days after a nomination of a Neutral is made by one General Partner to the other General Partners, then such Neutral shall upon the application of any General Partner be appointed within 70 days of such nomination by the Center for Public Resources, or if such appointment is not so made promptly then promptly thereafter by the American Arbitration Association in Philadelphia, Pennsylvania, or if such appointment is not so made promptly then promptly thereafter by the senior United States District Court judge sitting in Wilmington, Delaware. The fees of the Neutral shall be paid equally by the General Partners. Within 20 days of selection of the Neutral, two persons having decision-making authority on behalf of each General Partner shall meet with the Neutral and agree upon procedures and a schedule for attempting to resolve the differences between the General Partners. They shall continue to meet thereafter on a regular basis until (i) agreement is reached by the General Partners (acting through their Representatives) on an updated Strategic Plan or (ii) at least 24 months have elapsed since the beginning of the first fiscal year that was to be covered by the first updated plan for which agreement was not reached and one General Partner shall determine and notify the other General Partners and the Neutral in writing (a “Deadlock Notice”) that no agreement resolving the dispute is likely to be reached.

8.6  Loans.

         (a)  1998 Credit Facility. Each General Partner agrees that it will use its reasonable best efforts to cause the Partnership to enter into a credit facility or facilities (whether one or more, the “1998 Credit Facility”) on or prior to December 15, 1998, which 1998 Credit Facility would allow the Partnership to borrow at least $500 million aggregate principal amount (inclusive of the Bank Credit Agreement Repayment Amount but exclusive of any other portion of the 1998 Credit Facility which may be dedicated to the satisfaction of working capital needs or used for refinancing any indebtedness of the Partnership existing at such time) thereunder, notwithstanding the amount ($1.25 billion) that may be borrowed by the Partnership under its bank credit facility in existence as of the date of this Agreement. Each General Partner further agrees to cause the Partnership to draw down the Bank Credit Agreement Repayment Amount under the 1998 Credit Facility and to apply the Bank Credit Agreement Repayment Amount to the repayment of any principal amount outstanding under the Bank Credit Agreement on or prior to December 15, 1998, and two Business Days after such repayment to cause the Partnership to draw down $419,700,000 under the Bank Credit Agreement for distribution to Occidental LP2 as provided in Section 3.1(g).

         (b)  Other Loans. The Partnership Governance Committee may by Partnership Governance Committee Action authorize the CEO to cause the Partnership to borrow funds from third party lenders. No Partner shall be required, and the Partnership Governance Committee shall not be authorized to require any Partner, to guarantee or to provide other credit or financial support for any loan. Any Partner may, at its sole discretion, guarantee or provide other credit or financial support for all or any portion of any debt, including any refinancing of the Bank Credit Agreement or any uncommitted lines of credit of the Partnership, for such period of time and on such other terms as the Partner shall determine.

         (c)  Millennium Indemnity. Pursuant to a letter agreement with the Partnership dated as of August 24, 2001, Millennium America, an Affiliate of Millennium GP and Millennium LP, issued indemnities dated as of August 24, 2001 (together, the “2001 Millennium America Indemnities”) to the Partnership, with respect to $750 million of principal indebtedness owed by the Partnership. Millennium America (or its successors or assigns) shall maintain the 2001 Millennium America Indemnities in full force and effect in respect of such $750 million of principal, together with interest thereon, of indebtedness referenced in the 2001 Millennium America Indemnities or any refinancings thereof (including, without limitation, any further refinancings of such refinancings) (the 2001 Millennium America Indemnities, together with any such indemnities with respect to any such refinancings, the “Millennium America Indemnities”) indefinitely; provided, however, that Millennium America may terminate any or all of the Millennium America Indemnities in whole or in part at any time on or after the seventh anniversary of the Initial Closing Date if, and only if: (i) the Partnership’s ratio of Total Indebtedness to Total Capitalization is, as of the end of the most recently completed fiscal quarter of the Partnership lower than such ratio as of December 31, 1998, (ii) the Partnership’s ratio of EBITDA to Net Interest for the most recent 12 month period is at least 105% of such ratio for the 12 month period ending December 31, 1998, (iii) the Partnership is not then in default in the payment of principal of, or interest on, any indebtedness for borrowed money in excess of $15 million and (iv) the Partnership is not then in default in respect of any covenants relating to any indebtedness for borrowed money if the effect of any such default shall be to accelerate, or to permit the holder or obligee of such indebtedness (or any trustee on behalf of such holder or obligee) to accelerate (with or without the giving of notice or lapse of time or both), such indebtedness in an aggregate amount in excess of $50 million; provided, further, that if Millennium GP and Millennium LP sell all of their respective interests in the Partnership, or if Millennium Petrochemicals Inc. sells all of its equity interests in both Millennium GP and Millennium LP, in each case to an unaffiliated third party (or parties) at any time in accordance with the terms of this Agreement, Millennium America may terminate any or all of the Millennium America Indemnities in whole or in part if, at the time of such sale or at the time of such termination, (A) the Partnership has an “investment grade” credit rating issued by Moody’s Investor Service Inc. or Standard & Poor's Corporation (or, if the Partnership has no rated indebtedness outstanding at such time, Millennium America demonstrates to the reasonable satisfaction of the Partnership that the Partnership could obtain such an “investment grade” credit rating), or (B) the fair market value of the Partnership’s assets is at least 140% of the gross amount of its liabilities. For purposes of this paragraph (c), “EBITDA” means, with respect to any period, operating income before interest, taxes, depreciation and amortization, as determined in accordance with GAAP; “Net Interest” means, with respect to any period, (i) the amount which, in conformity with GAAP, would be set forth opposite the caption “interest expense” (or any like caption) on a consolidated income statement of the Partnership and all other Persons with which the Partnership’s financial statements are to be consolidated in accordance with GAAP for the relevant period ended on such date less (ii) the amount which, in conformity with GAAP, would be set forth opposite the caption “interest income” (or any like caption) on such consolidated income statement; “Total Indebtedness” means at the time of determination all indebtedness of the Partnership and its subsidiaries on a consolidated basis, as determined in accordance with GAAP; “Total Capitalization” means, at the time of determination, the sum of Total Indebtedness plus the partner’s equity reflected on a balance sheet of the Partnership prepared in accordance with GAAP.

SECTION 9

RIGHTS OF PARTNERS

9.1  Delegation and Contracts with Related Parties.

         (a)  The Partners acknowledge that the General Partners (acting through the Partnership Governance Committee) are permitted to delegate responsibility for day-to-day operations of the Partnership to officers and employees of the Partnership.

         (b)  Upon receipt of any required approval by the Partnership Governance Committee (including, as applicable, any approval required by Section 6.8), all contracts and transactions between the Partnership and a Partner or its Affiliates shall be deemed to be entered into on an arm’s-length basis and to be subject to ordinary contract and commercial law, without any other duties or rights being implied by reason of a Partner being a Partner or by reason of any provision of this Agreement or the existence of the Partnership.

9.2  General Authority. Persons dealing with the Partnership are entitled to rely conclusively on the power and authority of each of the General Partners as set forth in this Agreement. In no event shall any Person dealing with any General Partner or such General Partner’s representatives with respect to any business or property of the Partnership be obligated to ascertain that the terms of this Agreement have been complied with, or be obligated to inquire into the necessity or expedience of any act or action of the General Partner or the General Partner’s representatives; and every contract, agreement, deed, mortgage, security agreement, promissory note or other instrument or document executed by the General Partner or the General Partner’s representatives with respect to any business or property of the Partnership shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (i) at the time of the execution and/or delivery thereof, this Agreement was in full force and effect, (ii) the instrument or document was duly executed in accordance with the terms and provisions of this Agreement and is binding upon the Partnership, and (iii) the General Partner or the General Partner’s representative was duly authorized and empowered to execute and deliver any and every such instrument or document for and on behalf of the Partnership. Nothing in this Section 9.2 shall be deemed to be a waiver or release of any General Partner’s obligations to the other Partners as set forth elsewhere in this Agreement.

9.3  Limitation on Fiduciary Duty; Non-Competition; Right of First Opportunity.

         (a)  Each Partner (directly or through its Affiliates) is a sophisticated party possessing extensive knowledge of and experience relating to, and is actively engaged in, significant businesses in addition to its Contributed Businesses, has been represented by legal counsel, is capable of evaluating and has thoroughly considered the merits, risks and consequences of the provisions of this Section 9.3 and is agreeing to such provision knowingly and advisedly. The liability of each of the General Partners (including any liability of its Affiliates or its and their respective officers, directors, agents and employees) or of any Limited Partner (including any liability of its Affiliates or its and their respective officers, agents, directors and employees), either to the Partnership or to any other Partner, for any act or omission by such Partner in its capacity as a partner of the Partnership that is imposed by such Partner’s status as a “general partner” or “limited partner” (as such terms are used in the Act) of a limited partnership is hereby eliminated, waived and limited to the fullest extent permitted by law; provided, however, that each General Partner shall at all times owe to the other General Partners a fiduciary duty in observing the requirement described in Section 6.7 that two or more Representatives of Lyondell GP, two or more Representatives of Millennium GP and two or more Representatives of Occidental GP shall be required to give their approval before the Partnership may undertake any of the actions listed in Section 6.7. Nothing in this subsection shall relieve any Partner from liability for any breach of this Agreement and each General Partner shall at all times owe to the other General Partners a duty to act in good faith with respect to all matters involving the Partnership.

         (b)  Except as set forth in Section 9.3(c), each Partner’s Affiliates shall be free to engage in or possess an interest in any other business of any type, including any business in direct competition with the Partnership, and to avail itself of any business opportunity available to it without having to offer the Partnership or any Partner the opportunity to participate in such business. Except as set forth in Section 9.3(c), it is expressly agreed that the legal doctrine of “corporate or business opportunities” sometimes applied to a Person deemed to be subject to fiduciary or other similar duties so as to prevent such Persons from engaging in or enjoying the benefits of certain additional business opportunities shall not be applied in the case of any investment, acquisition, business, activity or operation of any Partner’s Affiliates.

                  (i)   If a Partner’s Affiliate desires to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a Related Business by investing in or acquiring a Person whose business is a Related Business, acquiring assets of a Related Business, or otherwise engaging in or undertaking a Related Business (a “Business Opportunity”), such Partner or its Affiliate (such Partner, together with its Affiliates, being called the “Proposing Partner”) shall offer the Partnership the Business Opportunity on the terms set forth in Section 9.3(c)(ii).

                  (ii)   When a Proposing Partner offers a Business Opportunity to the Partnership, the Partnership shall elect to do one of the following within a reasonably prompt period:

                           (A)   acquire or undertake the Business Opportunity for the benefit of the Partnership as a whole, at the cost, expense and benefit of the Partnership; provided, however, that, if the Partnership ceases to actively pursue such opportunity for any reason, then the Proposing Partner will be entitled to proceed under clause (B) below; or

                           (B)   permit the Proposing Partner to acquire or undertake the Business Opportunity for its own benefit and account without any duty to the Partnership or the other Partners with respect thereto; provided, however, that if the Business Opportunity is in direct competition with the then existing business of the Partnership (a “Competing Opportunity”), then the Proposing Partner and the Partnership shall, if either so elects, seek to negotiate and implement an arrangement whereby the Partnership would either (i) acquire or undertake the Competing Opportunity at the sole cost, expense and benefit of the Proposing Partner under a mutually acceptable arrangement whereby the Competing Opportunity is treated as a separate business within the Partnership with the costs, expenses and benefits related thereto being borne and enjoyed solely by the Proposing Partner, or (ii) enter into a management agreement with the Proposing Partner to manage the Competing Opportunity on behalf of the Proposing Partner on terms and conditions mutually acceptable to the Proposing Partner and the Partnership. If the Partnership and the Proposing Partner do not reach agreement as to such arrangement, the Proposing Partner may acquire or undertake the Competing Opportunity for its own benefit and account without any duty to the Partnership or the other Partners with respect thereto.

         (c)  Notwithstanding the provisions of Section 9.3(c)(ii), (i) if the Business Opportunity constitutes less than 25% (based on annual revenues for the most recently completed fiscal year) of an acquisition of or investment in assets, activities, operations or businesses that is not otherwise a Related Business, then a Proposing Partner may acquire or invest in such Business Opportunity without first offering it to the Partnership; provided, that, after completion of the acquisition or investment thereof, such Proposing Partner must offer the Business Opportunity to the Partnership pursuant to the terms of Section 9.3(c)(ii); and if the Partnership elects option (A) of Section 9.3(c)(ii) with respect thereto, the Business Opportunity shall be acquired by the Partnership at its fair market value as of the date of such acquisition and (ii) if the Business Opportunity is (A) part of an integrated project, a substantial element of which is the development, exploration, production and/or sale of oil or gas reserves and (B) located in a country other than the United States, Canada or Mexico then such Partner or its Affiliate may acquire or invest in such Business Opportunity without first offering it to the Partnership; provided, that subject to any requisite consents and approvals from third parties or governmental authorities, the Partner or its Affiliate will use commercially reasonable efforts to include the Partnership to the maximum extent practicable in such integrated project with respect to the Business Opportunity portion of the project.

         (d)  Notwithstanding the provisions of Section 9.3(c), any direct or indirect expansion by LYONDELL-CITGO Refining Company Ltd. of its aromatics business shall not be deemed to constitute a Business Opportunity for purposes of Section 9.3(c).

         (e)  If (i) the Partnership is presented with an opportunity to acquire or undertake a Business Opportunity (other than pursuant to Section 9.3(c)) that it determines not to acquire or undertake and (ii) the Representatives of one or two General Partners, but not the other General Partner(s), desire that the Partnership acquire or undertake such Business Opportunity, then the Partnership shall permit such General Partner(s) and its or their respective Affiliates to acquire or undertake such Business Opportunity (or in the event two of the General Partners desire to so undertake, then, as between those two General Partners and their respective Affiliates, the Business Opportunity may be pursued or acquired either jointly or independently and Section 9.3(c)(ii)(B) shall be deemed to be applicable thereto to the same extent as if such General Partner(s) and its or their respective Affiliates were a Proposing Partner with respect to such Business Opportunity.

9.4  Limited Partners.

         (a)  No Limited Partner shall take part in the management or control of the Partnership’s business, transact any business in the Partnership’s name or have the power to sign documents for or otherwise to bind the Partnership.

         (b)  Each Limited Partner shall have the rights with respect to the Partnership’s books and records as set forth in Section 5.3.

9.5  Partner Covenants. Each Partner covenants and agrees with the Partnership and with the other Partners as follows:

                  (i)  It shall not exercise, or purport or attempt to exercise, its authority to withdraw, retire, resign, or assert that it has been expelled from the Partnership;

                  (ii)  It shall not do any act that would make it impossible or impracticable to carry on the Partnership's business; and

                  (iii)   It shall not act or purport or attempt to act in a manner inconsistent with any act of a General Partner acting pursuant to the Partnership Governance Committee or in a manner contrary to the agreements of the Partners set forth in this Agreement;

provided, that, nothing in this Section 9.5 shall be deemed to waive its rights under Sections 10, 11 or 12.

9.6  Special Purpose Entities. Each Partner covenants and agrees that (i) its business shall be restricted solely to the holding of its Units and the doing of things necessary or incidental in connection therewith (including, without limitation, the exercise of its rights and powers under this Agreement), and (ii) it shall not own any assets, incur any liabilities or engage, participate or invest in any business outside the scope of such business; provided, however, that this Section 9.6 shall not be binding upon (a) Millennium Petrochemicals Inc., a Virginia corporation, or its successors by operation of law to the extent that any Units shall be Transferred to it in accordance with Section 10.6 or (b) at its option, any Wholly Owned Affiliate of any Partner to whom Units shall be Transferred pursuant to Section 10.6 if, at the date of such Transfer, such Wholly Owned Affiliate shall have a consolidated net worth, as determined in accordance with GAAP, of at least $50 million. Notwithstanding the foregoing provisions of this Section 9.6, this Section 9.6 shall not prohibit any Partner from incurring debt payable to its Parent or an Affiliate so long such debt is permitted under Section 2.4 of the Parent Agreement.

SECTION 10

TRANSFERS AND PLEDGES

10.1  Restrictions on Transfer and Prohibition on Pledge. Except pursuant to Section 11 or the procedures described below in this Section, a Partner shall not, in any transaction or series of transactions, directly or indirectly Transfer all or any part of its Units. A Partner shall not, in any transaction or series of transactions, directly or indirectly Pledge all or any part of its Units or its interest in the Partnership. Neither the term “Transfer” nor the term “Pledge,” however, shall include an assignment by a Partner of such Partner’s right to receive distributions from the Partnership so long as such assignment does not purport to assign any right of such Partner to participate in or manage the affairs of the Partnership, to receive any information or accounting of the affairs of the Partnership, or to inspect the books or records of the Partnership or any other right of a Partner pursuant to this Agreement or the Act. Any attempt by a Partner to Transfer or Pledge all or a portion of its Units in violation of this Agreement shall be void ab initio and shall not be effective to Transfer or Pledge such Units or any portion thereof. Subject to any applicable restrictions imposed by the Amended and Restated Parent Agreement, nothing in this Agreement shall prevent the Transfer or Pledge by the owner thereof of any capital stock, equity ownership interests or other security of a Partner or any Affiliate of a Partner.

10.2  Right of First Option.

         (a)  Except as set forth in Section 10.6, without the consent of all of the General Partners, no Partner may Transfer less than all of its Units and no Partner may Transfer its Units for consideration other than cash. Any Limited Partner (or Limited Partners, if there are Affiliated Limited Partners) and its (or their) Affiliated General Partner desiring to Transfer all of their Units (together, the “Selling Partners”) shall give written notice (the “Initial Notice”) to the Partnership and the other Partners (the “Offeree Partners”) stating that the Selling Partners desire to Transfer their Units and stating the cash purchase price and all other terms on which they are willing to sell (the “Offer Terms”). Delivery of an Initial Notice shall constitute the irrevocable offer of the Selling Partners to sell their Units to the Offeree Partners hereunder.

         (b)  The Offeree Partners shall have the option, exercisable by delivering written notice (the “Acceptance Notice”) of such exercise to the Selling Partners within 45 days of the date of the Initial Notice, to elect to purchase all of the Units of the Selling Partners on the Offer Terms described in the Initial Notice. If all of the Offeree Partners deliver an Acceptance Notice, then all of the Units shall be transferred to the Offeree Partners on a pro rata basis (based on the ratio of the number of Units owned by each Offeree Partner delivering an Acceptance Notice to the number of Units owned by all Offeree Partners delivering an Acceptance Notice or on any other basis that shall be mutually agreed upon between the Offeree Partners delivering an Acceptance Notice). If less than all of the Offeree Partners deliver an Acceptance Notice, the Selling Partners shall give written notice thereof (the “Additional Notice”) to the Offeree Partners electing to purchase, and such Offeree Partners shall have the option, exercisable by delivery of an Acceptance Notice of such exercise to the Selling Partners within 15 days of such Additional Notice, to purchase all of the Units, including the Units it had not previously elected to purchase; provided, however, that any election by an Offeree Partner not to purchase all such Units shall be deemed a rescission of such Offeree Partner’s original Acceptance Notice and an election not to purchase any of the Units of the Selling Partners. The Acceptance Notice shall set a date for closing the purchase, such date to be not less than 30 nor more than 90 days after delivery of the Acceptance Notice; provided that such time period shall be subject to extension as reasonably necessary (up to a maximum of an additional 120 days after such 90 day period) in order to comply with any applicable filing and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvements Act. The closing shall be held at the Partnership’s offices. The purchase price for the Selling Partners’ Units shall be paid in cash delivered at the closing. The purchase shall be consummated by appropriate and customary documentation (including the giving of representations and warranties substantially similar to those set forth in Sections 2.1 through 2.3 of the Second Master Transaction Agreement).

         (c)  If none of the Offeree Partners elect to purchase the Selling Partners’ Units within 45 days after the receipt of the Initial Notice, the Selling Partners shall have a further 180 days during which they may, subject to Sections 10.2(d) and (e), consummate the sale of their Units to a third party purchaser at a purchase price and on such other terms that are no more favorable to such purchaser than the Offer Terms. If the sale is not completed within such further 180-day period, the Initial Notice shall be deemed to have expired and a new notice and offer shall be required before the Selling Partners may make any Transfer of their Units.

         (d)  Before the Selling Partners may consummate a Transfer of their Units to a third party in accordance with this Agreement, the Selling Partners shall demonstrate to the Offeree Partners that the Person willing to serve as the proposed purchaser’s guarantor under the agreement contemplated by Section 10.2(e)(vi) has outstanding indebtedness that is rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, or if such Person has no rated indebtedness outstanding, such Person shall provide an opinion from a nationally recognized investment banking firm that such Person could be reasonably expected to obtain such ratings.

         (e)  Notwithstanding the foregoing provisions of this Section 10.2, a Partner may Transfer its Units (other than pursuant to Section 10.6) only if all of the following occur:

                  (i)   The Transfer is accomplished in a non-public offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations.

                  (ii)   The Transfer does not cause a default under any material contract to which the Partnership is a party or by which the Partnership or any of its properties is bound.

                  (iii)  The transferee executes an appropriate agreement to be bound by this Agreement.

                  (iv)   The transferor and/or transferee bears all reasonable costs incurred by the Partnership in connection with the Transfer.

                  (v)  The business and activities of the transferee comply with Section 9.6.

                  (vi)   The guarantor of the transferee satisfies the criteria set forth in Section 10.2(d) and delivers an agreement to the ultimate parent entity of the Offeree Partners and to the Partnership, substantially in the form of the Amended and Restated Parent Agreement.

                  (vii)   The proposed transferor is not in default in the timely performance of any of its material obligations to the Partnership.

                  (viii)  The provisions of Section 10.3 are satisfied.

10.3  Inclusion of General or Limited Partner Units. No Limited Partner may Transfer its Units to any Person (other than in accordance with Section 10.6) unless the Units of its General Partner Affiliate and its Limited Partner Affiliate or Affiliates (if any) are simultaneously transferred to such Person or a Wholly Owned Affiliate of such Person. No General Partner may transfer its Units to any Person (other than a Wholly Owned Affiliate of such Partner) unless the Units of its Affiliated Limited Partner (or Limited Partners, if more than one) are simultaneously transferred to such Person or a Wholly Owned Subsidiary of such Person.

10.4  Rights of Transferee. Upon consummation of a Transfer in accordance with Section 10.2, the transferee or transferees shall immediately, and without any further action of any Person, become (i) a Substitute Limited Partner if and to the extent Limited Partner Units are transferred and (ii) a Substitute General Partner, if and to the extent General Partner Units are transferred.

10.5  Effective Date of Transfer. Each Transfer shall become effective as of the first day of the calendar month following the calendar month during which the Partnership Governance Committee approves such Transfer and receives a copy of the instrument of assignment and all such certificates and documents of the character described in Section 10.2, which the Partnership Governance Committee may reasonably request.

10.6  Transfer to Wholly Owned Affiliate. Without the need for the consent of any Person (subject to the provisions contained in this Section 10.6):

         (a)  any Partner may Transfer its Units to any Wholly Owned Affiliate of such Partner (other than the Partner that is its Affiliate), provided the transferee executes an instrument reasonably satisfactory to all of the General Partners accepting the terms and provisions of this Agreement (except as may be provided in Section 9.6). Upon consummation of a Transfer in accordance with this Section 10.6(a), the transferee shall immediately, and without any further action of any Person, become (i) a Substitute Limited Partner if and to the extent Limited Partner Units are transferred and (ii) a Substitute General Partner, if and to the extent General Partner Units are transferred; and

         (b)  any Limited Partner may, at its option and at any time, (i) Transfer up to 99% of its Limited Partner Units to its Affiliated General Partner, whereupon such Limited Partner Units shall, without any further action, become General Partner Units or (ii) Transfer all of the Limited Partner Units held by such Limited Partner to its Affiliated Limited Partner. Promptly following any Transfer of Limited Partner Units in accordance with this Section 10.6(b), each Partner shall take such actions and execute such instruments or documents (including, without limitation, amendments to this Agreement or supplemental agreements hereto) as may be reasonably necessary to ensure that each Affiliated Partner Group shall, taken as a whole and following such Transfer, maintain all of its rights under this Agreement as in effect immediately prior to such Transfer (including, without limitation, the portion of Available Net Operating Cash distributable to such Affiliated Partner Group).

10.7  Invalid Transfer. No Transfer of Units which is in violation of this Section 10 shall be valid or effective, and the Partnership shall not recognize the same for the purposes of making any allocation or distribution.

SECTION 11

DEFAULT

11.1  Default.

         (a)  Each of the following events shall constitute a “Default” and create the rights provided for in this Section 11 in favor of the Partnership and the Non-Defaulting Partners against the Defaulting Partners:

                  (i)   the failure by a Partner to make any contribution to the Partnership as required pursuant to this Agreement (other than pursuant to the Contribution Agreement), which failure continues for at least five Business Days from the date that the Partner is notified such contribution is overdue;

                  (ii)   in the case of each of Lyondell GP and Lyondell LP, the failure to pay principal, when due, on the Lyondell Note, which failure continues for at least five Business Days from the date such payment is due; or

                  (iii)   the withdrawal, retirement, resignation or dissolution of a Partner (other than in connection with a Transfer of all of a Partner’s Units in accordance with this Agreement); or the Bankruptcy of a Partner or its Guarantor.

         (b)  The day upon which the Default commences or occurs (or if the Default is subject to a cure period and is not timely cured, then the day following the end of the applicable cure period) shall be the “Default Date.” Without prejudice to a Partner’s (or any of its Affiliates’) rights to seek temporary or preliminary judicial relief, prior to any such Default Date all rights and obligations of the Partners under this Agreement shall remain in full force and effect.

11.2  Remedies for Default. Provided that there shall be no duplication of remedies, without prejudice to any right to pursue independently and at any time, including simultaneously, any other remedy it may have under law, including the right to seek to recover Damages, or equity, each Non-Defaulting Affiliated Partner Group in its sole discretion may elect to pursue the following remedies:

         (a)  At any time prior to the expiration of 60 days from the Default Date, each Non-Defaulting Affiliated Partner Group may elect to purchase its pro rata share (based on the ratio of the number of Units owned by such Partners to the number of Units owned by all Non-Defaulting Partners electing to purchase) of the Units of the Defaulting Partners as described in Section 11.3; provided, however, that within 10 days after the determination of the Fair Market Value, either Non-Defaulting Affiliated Partner Group may withdraw its election. If a Non-Defaulting Affiliated Partner Group withdraws its election to purchase after the determination of Fair Market Value, and the other Non-Defaulting Affiliated Partner Group has elected and not so withdrawn, the withdrawing Affiliated Partner Group shall provide notice within 5 days of its withdrawal to such other Affiliated Partner Group. At any time prior to the expiration of 10 days from receipt of such notice, the Affiliated Partner Group receiving such notice may elect to purchase the Units as to which the election to purchase has been withdrawn. If on the later to occur of (i) a Non-Defaulting Affiliated Partner Group’s withdrawal of its election to purchase or (ii) the expiration of 10 days from receipt of the notice provided for in the foregoing sentence, no election to purchase is in effect with respect to all of the Units of the Defaulting Partners, then each Non-Defaulting Partner Affiliated Partner Group shall have an additional 30 days from such time to elect an alternative remedy under Section 11.2(b) below; and

         (b)  At any time prior to the expiration of 60 days from the Default Date (or if any Non-Defaulting Affiliated Partner Group initially elected to pursue its remedy under Section 11.2(a) above and no elections to purchase all Units of the Defaulting Partners are made and not withdrawn, at any time within the 30 days following the last applicable waiting period under Section 11.2(a)), any Non-Defaulting Affiliated Partner Group may elect to effect a liquidation of the Partnership under Section 11.4 and thereby cause the Partnership to dissolve under Section 12.1(iv).

11.3  Purchase of Defaulting Partners’ Units.

         (a)  Upon any election pursuant to Section 11.2(a), the purchase price that such Non-Defaulting Partners shall pay, in the aggregate, to the Defaulting Partners for their Units shall be an amount equal to (i) the amount that the Defaulting Partners would receive in a liquidation (assuming that any sale under Section 12.2 were for an amount equal to the Fair Market Value, without giving effect to any Damages) reduced by (ii) the unrecovered Damages attributable to the Default by the Defaulting Partners.

         (b)  If the Non-Defaulting Partners have a right to purchase the Units of the Defaulting Partners, any Non-Defaulting Partner may first seek a determination of Fair Market Value by delivering notice in writing to the Defaulting Partners. Each such Non-Defaulting Affiliated Partner Group shall have 10 days from the final determination of Fair Market Value (or if purchasing pursuant to the withdrawal of election to purchase, 10 days from receipt of notice as provided in Section 11.2(b)) to elect to purchase its share of the Defaulting Partner Units by delivering notice of such election in writing, and the purchase shall be consummated prior to the expiration of 60 days from the date such notice is delivered; provided that, such time period shall be subject to extension as reasonably necessary (up to a maximum of an additional 120 days after such 60 day period) in order to comply with any applicable filing and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvements Act.

         (c)  The purchase price so determined shall be payable in cash at a closing held at the Partnership’s offices. The purchase shall be consummated by appropriate and customary documentation (including the giving of representations and warranties substantially similar to those set forth in Sections 2.1 through 2.4 of the Second Master Transaction Agreement) as soon as practicable and in any event within the applicable time period specified in subsection (b).

         (d)  The Non-Defaulting Partners may assign, in whole or in part, their right to purchase the Units of the Defaulting Partners to one or more third parties without the consent of any Partner hereunder.

         (e)  If Units are transferred in accordance with this Section 11.3, whether to the Non-Defaulting Partners or a third party (under subsection (d) above), upon the consummation of such Transfer, each such transferee shall immediately, and without any further action on the part of any Person, become (i) a Substitute Limited Partner if and to the extent that Limited Partner Units were transferred to such Person and (ii) a Substitute General Partner if and to the extent that General Partner Units were transferred to such Person.

11.4  Liquidation. Upon any election pursuant to Section 11.2(b), any Non-Defaulting Partner shall have the right to elect to dissolve and liquidate the Partnership pursuant to the procedures in Section 12.1(iv) (such procedures constituting a “Liquidation”); provided, however, that any amount payable to the Defaulting Partners in such Liquidation pursuant to Section 12.2 shall be reduced by, without duplication, any unrecovered Damages incurred by the Non-Defaulting Partners and the Non-Defaulting Partners’ Percentage Interest of any unrecovered Damages incurred by the Partnership in connection with the Default. The Non-Defaulting Partner shall deliver notice of such election to dissolve and liquidate in writing to the Partnership and the other Partners.

11.5  Certain Consequences of Default. Notwithstanding any other provision of this Agreement, commencing on the Default Date and (i) prior to the Non-Defaulting Partners’ collection of Damages through the exercise of its legal remedies or otherwise, or (ii) while the Non-Defaulting Partners are pursuing their remedies under Section 11.2(a) or (b), the Representatives of the Defaulting General Partner shall not have any voting or decisional rights with respect to matters requiring Partnership Governance Committee Action, and such matters shall be determined solely by the Representatives of the Non-Defaulting General Partners; provided, however, that the foregoing loss of voting and decisional rights shall not occur as a result of a Default caused solely by the Bankruptcy of a Partner or a Guarantor described in Section 11.1(a)(iii); and provided further, that in the case of a Default under Section 11.1(a)(i) or (ii), the foregoing loss of voting and decisional rights shall not apply to those voting and decisional rights contained in Sections 6.7(i), (x), (xvi) or (xviii) of this Agreement, which rights shall continue in full force and effect at all times.

SECTION 12

DISSOLUTION, LIQUIDATION AND TERMINATION

12.1  Dissolution and Termination. As long as there is at least one other General Partner (who is hereby authorized in such event to conduct the business of the Partnership without dissolution), the withdrawal, retirement, resignation, dissolution or Bankruptcy of a General Partner shall not dissolve the Partnership, but rather shall be a Default covered by Section 11. The Partnership shall be dissolved upon the happening of any one of the following events:

                  (i)  the written determination of all General Partners to dissolve the Partnership;

                  (ii)  the entry of a judicial decree of dissolution;

                  (iii)   any other act or event which results in the dissolution of a limited partnership under the Act (except as provided in the first sentence of this Section 12.1);

                  (iv)  the election of a Non-Defaulting Affiliated Partner Group to effect a dissolution of the Partnership under Section 11.4; or

                  (v)   after the delivery of a Deadlock Notice by a General Partner pursuant to Section 8.5, the written determination by any General Partner to dissolve the Partnership.

12.2  Procedures Upon Dissolution.

         (a)  General. If the Partnership dissolves, it shall commence winding up pursuant to the appropriate provisions of the Act and the procedures set forth in this Section 12. Notwithstanding the dissolution of the Partnership, prior to the termination of the Partnership, the business of the Partnership and the affairs of the Partners, as such, shall continue to be governed by this Agreement.

         (b)  Control of Winding Up. The winding up of the Partnership shall be conducted under the direction of the Partnership Governance Committee; provided, however, that if the dissolution is caused by entry of a decree of judicial dissolution, the winding up shall be carried out in accordance with such decree.

         (c)  Manner of Winding Up. Unless the provisions of Section 12.2(e) apply, the Partnership shall attempt to sell all property and apply the proceeds therefrom in accordance with this Section 12.2(c) and Section 12.2(d) below. Upon dissolution of the Partnership, the Partnership Governance Committee shall determine the time, manner and terms of any sale or sales of Partnership property pursuant to such winding up, consistent with its duties and having due regard to the activity and condition of the relevant market and general financial and economic conditions. Except as otherwise agreed by the Partners, no distributions will be made in kind to any Partner without the consent of each Partner.

         (d)  Application of Assets. In the case of a dissolution and winding-up of the Partnership, the Partnership's assets shall be applied as follows:

                  (i)   First, to satisfaction of the liabilities of the Partnership owing to creditors (including Partners and Affiliates of Partners who are creditors), whether by payment or reasonable provision for payment. Any reserves created to make any such provision for payment may be paid over by the Partnership to an independent escrow holder or trustee, to be held in escrow or trust for the purpose of paying any such contingent, conditional or unmatured liabilities or obligations, and, at the expiration of such period as the Partnership Governance Committee may deem advisable, such reserves shall be distributed to the Partners or their assigns in the manner set forth in subsection (d)(ii) below.

                  (ii)   Second, after all allocations of Profits or Losses and other items pursuant to Section 4, to the Partners in accordance with the balances in their Capital Accounts. Any Partner that then has a deficit in its Capital Account shall contribute cash in the amount necessary to eliminate such deficit. Such contributions shall be made within 90 days after the date in which all undistributed assets of the Partnership have been converted to cash.

                  (iii)   Notwithstanding the foregoing, if any Partner shall be indebted to the Partnership, then until payment in full of the principal of and accrued but unpaid interest on such indebtedness, regardless of the stated maturity or maturities thereof, the Partnership shall retain such Partner’s distributive share of Partnership property and apply such sums to the liquidation of such indebtedness and the cost of operation of such Partnership property during the period of such liquidation.

         (e)  Division of Assets upon Deadlock. If dissolution occurs pursuant to Section 12.1(v), then the provisions of this Section 12.2(e) shall, if elected by any Partner, apply in lieu of the provisions of Section 12.2(c), but subject to the provisions of Section 12.2(d)(ii). In such event, the Partnership properties shall be divided and distributed in kind to the Partners in accordance with the provisions of Appendix E.

12.3  Termination of the Partnership. Upon the completion of the liquidation of the Partnership and the distribution of all Partnership assets, the Partnership’s affairs shall terminate and the Partnership shall cause to be executed and filed a Certificate of Cancellation of the Partnership’s Certificate of Limited Partnership pursuant to the Act, as well as any and all other documents required to effectuate the termination of the Partnership.

12.4  Asset and Liability Statement. Within a reasonable time following the completion of the winding-up and liquidation of the Partnership’s business, the Partnership Governance Committee shall supply to each of the Partners a statement (which may be unaudited) which shall set forth the assets and the liabilities of the Partnership as of the date of complete liquidation, and each Partner’s pro rata portion of distributions pursuant to Section 12.2.

SECTION 13

MISCELLANEOUS

13.1  Confidentiality and Use of Information.

         (a)  Except as provided in subsection (c) or (d) hereof, each Partner shall, and shall cause each of its Affiliates and its and their respective partners, shareholders, directors, officers, employees and agents (collectively, “Related Persons”) to, keep secret, retain in strictest confidence, and not distribute, disseminate or disclose any and all Confidential Information except to (i) the Partnership and its officers and employees, (ii) any lender to the Partnership or (iii) any Partner or any of their respective Affiliates or other Related Persons on a “need to know” basis in connection with the transactions leading up to and contemplated by this Agreement and the operation of the Partnership, and such Partner disclosing Confidential Information pursuant to this Section 13.1(a) shall use, and shall cause its Affiliates and other Related Persons to use, such Confidential Information only for the benefit of the Partnership in conducting the Partnership’s business or for any other specific purposes for which it was disclosed to such party; provided that the disclosure of financial statements of, or other information relating to the Partnership shall not be deemed to be the disclosure of Confidential Information (y) to the extent that any Partner (or its ultimate parent entity) deems it necessary, appropriate or customary pursuant to law, regulation or stock exchange rule (in the reasonable good faith judgment of such parent entity) to disclose such information in or in connection with filings with the SEC, press releases disseminated to the financial community, presentations to lenders, presentations to ratings agencies or information disclosed to similar audiences or (z) to the extent that in order to sustain a position taken for tax purposes, any Partner deems it necessary and appropriate to disclose such financial statements or other information. All Confidential Information disclosed in connection with the Partnership or pursuant to this Agreement shall remain the property of the Person whose property it was prior to such disclosure unless such property has been transferred to the Partnership pursuant to a Contribution Agreement.

         (b)  No Confidential Information regarding the plans or operations of any Partner or any Affiliate thereof received or acquired by or disclosed to any unaffiliated Partner or Affiliate thereof in the course of the conduct of Partnership business, or otherwise as a result of the existence of the Partnership, may be used by such unaffiliated Partner or Affiliate thereof for any purpose other than for the benefit of the Partnership in conducting the Partnership Business. The Partnership and each Partner shall have the affirmative obligation to take all necessary steps to prevent the disclosure to any Partner or Affiliate thereof of information regarding the plans or operations of such Partner and its Affiliates in markets and areas unrelated to the business of the Partnership in which any other Partner and their respective Affiliates compete.

         (c)  In the event that any Partner is legally required (by interrogatories, discovery requests for information or documents, subpoena, civil investigative demand or similar process) to disclose any Confidential Information, it is agreed that such Partner prior to disclosure will provide the Partnership Governance Committee (and, if such Confidential Information concerns another Partner, such Partner) with prompt notice of such request(s) so that the Partnership Governance Committee (or such other Partner) may seek an appropriate protective order or other appropriate remedy and/or waive the Partner’s compliance with the provisions of this Section. In the event that such protective order or other remedy is not obtained, or that the Partnership Governance Committee (and, if such Confidential Information concerns another Partner, such Partner) grants a waiver hereunder, the Partner required to furnish Confidential Information may furnish that portion (and only that portion) of the Confidential Information which, in the opinion of such Partner’s counsel, such Partner is legally compelled to disclose, and such Partner will exercise its commercially reasonable best efforts to obtain reliable assurance that confidential treatment will be accorded any Confidential Information so furnished.

         (d)  Any Partner may disclose Confidential Information to a third party who requires such Confidential Information for the purpose of evaluating a possible purchase of such Partner’s Units in accordance with Section 10; provided, however, that such third party shall be informed by such Partner of the confidential nature of the information and the existence of this Section 13.1 and prior to any disclosure shall execute a written confidentiality agreement with such Partner substantially identical in scope to this Section and providing that such confidentiality agreement is also made for the benefit of the Partnership and each of the other Partners.

         (e)  The Partners and their Affiliates shall consult with each other on an ongoing basis with respect to disclosures regarding the Partnership and its business and affairs permitted under Section 13.1(a)(y).

13.2  Indemnification.

         (a)  Indemnification by Partnership. The Partnership agrees, to the fullest extent permitted by applicable law, to indemnify, defend and hold harmless each Partner, its Affiliates and their respective officers, directors and employees from, against and in respect of any Liability which such Indemnified Person may sustain, incur or assume as a result of, or relative to, a Third Party Claim arising out of or in connection with the business, property or affairs of the Partnership, except to the extent that it is Finally Determined that such Third Party Claim arose out of or was related to actions or omissions of the indemnified Partner, its Affiliates or any of their respective officers, directors or employees (acting in their capacities as such) constituting a breach of this Agreement or any Related Agreement. The Partnership shall periodically reimburse or advance to any Person entitled to indemnity under this subsection (a) its legal and other expenses incurred in connection with defending any claim with respect to such Liability if such Person shall agree to reimburse promptly the Partnership for such amounts if it is finally determined that such Person was not entitled to indemnity hereunder. Nothing in this Section 13.2(a) is intended to, nor shall it, affect or take precedence over the indemnity provisions contained in any Related Agreement.

         (b)  Partner’s Right of Contribution. Each Partner hereby agrees, to the fullest extent permitted by law, to indemnify, defend and hold harmless the other Partners, their Affiliates and their respective officers, directors and employees from and against the indemnifying Partner’s Percentage Interest (calculated at the time any such Liability was incurred) of any Liability that such Indemnified Person may sustain, incur or assume as a result of or relating to any Third Party Claim arising out of or in connection with the business, property or affairs of the Partnership; provided, however, that such indemnified Partner, its Affiliates and their respective officers, directors and employees shall not be entitled to indemnity under this subsection (b) to the extent that it is Finally Determined that such Third Party Claim arose out of or was related to actions or omissions of the indemnified Partner, its Affiliates or any of their respective officers, directors or employees (acting in their capacities as such) constituting a breach of this Agreement or any Related Agreement; provided, further, that such indemnified Partner, its Affiliates and their respective officers, directors and employees shall not be entitled to indemnity under this subsection (b) unless (x) the indemnified Partner shall first make a written demand for indemnification from the Partnership in accordance with subsection (a) above and subsection (c) below and the Partnership shall fail to satisfy such demand in a manner reasonably satisfactory to the indemnified Partner within 60 days of such notice or (y) the Partnership is insolvent or otherwise unable to satisfy its obligations. The indemnifying Partner shall periodically reimburse any Person entitled to indemnity under this subsection (b) for its legal and other expenses incurred in connection with defending any claim with respect to such Liability if such Person shall agree to reimburse promptly the indemnifying Partner for such amounts if it is Finally Determined that such Person was not entitled to indemnity hereunder.

        (c)  Procedures. Promptly after receipt by a Person entitled to indemnification under subsection (a) or (b) (an “Indemnified Party”) of notice of any pending or threatened claim against it (a “Claim”), such Indemnified Party shall give prompt written notice (including copies of all papers served with respect to such claim) to the party to whom the Indemnified Party is entitled to look for indemnification (the “Indemnifying Party”) of the commencement thereof, which notice shall describe in reasonable detail the nature of the Third Party Claim, an estimate of the amount of damages attributable to the Third Party Claim to the extent feasible and the basis of the Indemnified Party’s request for indemnification under this Agreement; provided that the failure to so notify the Indemnifying Party shall not relieve the Indemnifying Party of any liability that it may have to any Indemnified Party except to the extent the Indemnifying Party demonstrates that it is prejudiced thereby. In case any Claim that is subject to indemnification under subsection (a) shall be brought against an Indemnified Party and it shall give notice to the Indemnifying Party of the commencement thereof, the Indemnifying Party may, and at the request of the Indemnified Party shall, participate in and control the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party. The Indemnified Party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party unless (i) the employment thereof has been specifically authorized in writing by the Indemnifying Party, (ii) the Indemnifying Party failed to assume the defense and employ counsel or failed to diligently prosecute or settle the Third Party Claim or (iii) there shall exist or develop a conflict that would ethically prohibit counsel to the Indemnifying Party from representing the Indemnified Party. If requested by the Indemnifying Party, the Indemnified Party agrees to cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, including, without limitation, by making any counterclaim against the Person asserting the Third Party Claim or any cross-complaint against any Person, in each case only if and to the extent that any such counterclaim or cross-complaint arises from the same actions or facts giving rise to the Third Party Claim. The Indemnifying Party shall be the sole judge of the acceptability of any compromise or settlement of any claim, litigation or proceeding in respect of which indemnity may be sought hereunder, provided that the Indemnifying Party will give the Indemnified Party reasonable prior written notice of any such proposed settlement or compromise and will not consent to the entry of any judgment or enter into any settlement with respect to any Third Party Claim without the prior written consent of the Indemnified Party, which shall not be unreasonably withheld. The Indemnifying Party (if the Indemnified Party is entitled to indemnification hereunder) shall reimburse the Indemnified Party for its reasonable out of pocket costs incurred with respect to such cooperation.

If the Indemnifying Party fails to assume the defense of a Third Party Claim within a reasonable period after receipt of written notice pursuant to the first sentence of this subparagraph (c), or if the Indemnifying Party assumes the defense of the Indemnified Party pursuant to this subparagraph (c) but fails diligently to prosecute or settle the Third Party Claim, then the Indemnified Party shall have the right to defend, at the sole cost and expense of the Indemnifying Party (if the Indemnified Party is entitled to indemnification hereunder), the Third Party Claim by all appropriate proceedings, which proceedings shall be promptly and vigorously prosecuted by the Indemnified Party to a final conclusion or settled. The Indemnified Party shall have full control of such defense and proceedings; provided that the Indemnified Party shall not settle such Third Party Claim without the written consent of the Indemnifying Party, which consent shall not be unreasonably withheld. The Indemnifying Party may participate in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this Section, and the Indemnifying Party shall bear its own costs and expenses with respect to such participation.

Notwithstanding the other provisions of this Section 13.2, if the Indemnifying Party disputes its potential liability to the Indemnified Party under this Section 13.2 and if such dispute is resolved in favor of the Indemnifying Party, the Indemnifying Party shall not be required to bear the costs and expenses of the Indemnified Party’s defense pursuant to this Section 13.2 or of the Indemnifying Party’s participation therein at the Indemnified Party’s request, and the Indemnified Party shall reimburse the Indemnifying Party in full for all costs and expenses of the litigation concerning such dispute. If a dispute over potential liability is resolved in favor of the Indemnified Party, the Indemnifying Party shall reimburse the Indemnified Party in full for all costs of the litigation concerning such dispute.

After it has been determined, by acknowledgment, agreement, or ruling of court of Legal Requirements, that an Indemnifying Party is liable to the Indemnified Party under this Section 13.2(c), the Indemnifying Party shall pay or cause to be paid to the Indemnified Party the amount of the Liability within ten business days of receipt by the Indemnifying Party of a notice reasonably itemizing the amount of the Liability but only to the extent actually paid or suffered by the Indemnified Party.

         (d)  Survival. The indemnities contained in this Section shall survive the termination and liquidation of the Partnership.

         (e)  Subrogation. In the event of any payment by or on behalf of an Indemnifying Party to an Indemnified Party in connection with any Liability, the Indemnifying Party (or any guarantor who made such payment) shall be subrogated to and shall stand in the place of the Indemnified Party as to any events or circumstances in respect of which the Indemnified Party may have any right or claim against any third party (not including the Partnership) relating to such event or indemnification. The Indemnified Party shall cooperate with the Indemnifying Party (or such guarantor) in any reasonable manner in prosecuting any subrogated claim.

         (f)  Nothing in this Agreement shall be deemed to limit the Partnership’s power to indemnify its officers, employees, agents or any other person, to the fullest extent permitted by law.

13.3  Third Party Claim Reimbursement.

         (a)  In the case of a Liability relating to a Third Party Claim and caused by the Fault of a General Partner, its Affiliates or any of their respective officers, directors or employees (acting in their capacities as such) against whom reimbursement is being sought, such General Partner hereby agrees to reimburse the Partnership for such Liability to the extent that:

                  (i)  the Liability relates to a Third Party Claim that has been finally resolved and that the Partnership has actually paid (an “Expense”);

                  (ii)   the Expense is not covered by insurance carried by the Partnership (excluding any amounts relating to insured claims to the extent that they fall within deductibles or self-insured retentions or are above applicable coverage limits); and

                  (iii)  the Expense is not offset by third party indemnification or otherwise;

provided, however, that such General Partner shall reimburse the Partnership for the Expense only to the extent and in proportion to its Fault.

         (b)  Any claim by the Partnership for reimbursement under this Section may be initiated upon written notice from a Nonconflicted General Partner to the General Partner to whom the Partnership is entitled to look for indemnification, and the General Partners shall have a period of 60 days during which to reach unanimous agreement as to the terms on which any reimbursement shall be made. If the General Partners are unable to agree or there are any disputes over Fault and reimbursement under this Section, such matters shall be resolved pursuant to the Dispute Procedures.

13.4  Dispute Resolution. Except as otherwise provided for herein, all controversies or disputes arising under this Agreement shall be resolved pursuant to the provisions set forth on Appendix D (the “Dispute Procedures”).

13.5  EXTENT OF LIMITATION OF LIABILITY, INDEMNIFICATION, ETC. TO THE FULLEST EXTENT PERMITTED BY LAW AND WITHOUT LIMITING OR ENLARGING THE SCOPE OF THE LIMITATION OF LIABILITY, INDEMNIFICATION, RELEASE AND ASSUMPTION OBLIGATIONS SET FORTH HEREIN, A PARTY SHALL BE ENTITLED TO INDEMNIFICATION OR RELEASE HEREUNDER IN ACCORDANCE WITH THE TERMS HEREOF, REGARDLESS OF WHETHER THE LOSS GIVING RISE TO ANY SUCH INDEMNIFICATION OR RELEASE IS THE RESULT OF THE SOLE, GROSS, ACTIVE, PASSIVE, CONCURRENT OR COMPARATIVE NEGLIGENCE, STRICT LIABILITY OR OTHER FAULT OR VIOLATION OF ANY LAW OF OR BY ANY SUCH PARTY. THE PARTIES AGREE THAT THIS STATEMENT CONSTITUTES A CONSPICUOUS LEGEND.

13.6  Further Assurances. From time to time, each Partner agrees to execute and deliver such additional documents, and will provide such additional information and assistance, as the Partnership may reasonably require to carry out the terms of this Agreement and to accomplish the Partnership’s business.

13.7  Successors and Assigns. Except as may be expressly provided herein, this Agreement shall be binding upon and inure to the benefit of the successors of the Partners, but no Partner may assign or delegate any of its rights or obligations under this Agreement, and except that Millennium America may assign all of its rights and obligations under Section 8.6(c) and under the Millennnium America Indemnities to Millennium Petrochemicals Inc. in connection with the sale or other disposition of all of the capital stock or all or substantially all the assets of Millennium Petrochemicals Inc. and such assignment shall constitute a release and novation of Millennium America’s rights and obligations under Section 8.6(c) and under the Millennium America Indemnities; provided, however, that Millennium America is not permitted to assign such rights and obligations if the fair market value of Millennium Petrochemicals Inc. immediately after such sale or disposition is less than $500 million. Except as expressly provided herein, any purported assignment or delegation shall be void and ineffective.

13.8  Benefits of Agreement Restricted to the Parties. This Agreement is made solely for the benefit of the Partnership and the Partners, and no other Person, including any officer or employee of the Partnership or any Partner, shall have any right, claim or cause of action under or by virtue of this Agreement.

13.9  Notices. All notices, requests and other communications that are required or may be given under this Agreement shall, unless otherwise provided for elsewhere in this Agreement, be in writing and shall be deemed to have been duly given if and when (i) transmitted by telecopier facsimile with proof of confirmation from the transmitting machine or (ii) delivered by commercial courier or other hand delivery, as follows:

Lyondell Petrochemical Company	Millennium Chemicals Inc.
1221 McKinney Street	99 Wood Avenue South
Houston, Texas 77010	Iselin, New Jersey 08830
Attention: Kerry A. Galvin	Attention: George H. Hempstead, III
Telecopy Number: (713) 309-4718	Telecopy Number: (908) 603-6857

Occidental Petroleum Corporation	Equistar Chemicals, LP
10889 Wilshire Blvd.	P.O. Box 2583
Los Angeles, CA 90004	1221 McKinney Street
Attention: President	Houston, Texas 77252-2583
Telecopy Number: (310) 443-6333	Attention: Gerald A. O'Brien
Telecopy Number: (713) 309-4718

With a copy to:
Occidental Petroleum Corporation
10889 Wilshire Boulevard
Los Angeles, California 90024
Attention: General Counsel
Telecopy Number: (310) 443-6333

13.10  [Reserved]

13.11  Severability. In the event that any provisions of this Agreement shall be Finally Determined to be unenforceable, such provision shall, so long as the economic and legal substance of the transactions contemplated hereby is not affected in any materially adverse manner as to any Partner, be deemed severed from this Agreement and every other provision of this Agreement shall remain in full force and effect.

13.12  Construction. In construing this Agreement, the following principles shall be followed: (i) no consideration shall be given to the captions of the articles, sections, subsections or clauses, which are inserted for convenience in locating the provisions of this Agreement and not as an aid in construction; (ii) no consideration shall be given to the fact or presumption that any Partner had a greater or lesser hand in drafting this Agreement; (iii) examples shall not be construed to limit, expressly or by implication, the matter they illustrate; (iv) the word “includes” and its syntactic variants mean “includes, but is not limited to” and corresponding syntactic variant expressions; (v) the plural shall be deemed to include the singular, and vice versa; (vi) each gender shall be deemed to include the other gender; and (vii) each appendix, exhibit, attachment and schedule to this Agreement is a part of this Agreement.

13.13  Counterparts. This Agreement may be executed in one or more counterparts, each of which shall constitute an original, and all of which when taken together shall constitute one and the same original document.

13.14  Waiver of Right to Partition. Except as provided in Section 12.2(e), each Person who now or hereafter is a party hereto or who has any right herein or hereunder irrevocably waives during the term of the Partnership any right to maintain any action for partition with respect to Partnership property.

13.15  Governing Law. The laws of the State of Delaware shall govern the construction, interpretation and effect of this Agreement without giving effect to any conflicts of law principles.

13.16  Jurisdiction; Consent to Service of Process; Waiver. ANY JUDICIAL PROCEEDING BROUGHT AGAINST ANY PARTY TO THIS AGREEMENT OR ANY DISPUTE UNDER OR ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY MATTER RELATED HERETO SHALL BE BROUGHT IN THE FEDERAL OR STATE COURTS OF THE STATE OF DELAWARE, AND, BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE PARTIES TO THIS AGREEMENT ACCEPTS THE EXCLUSIVE JURISDICTION OF SUCH COURTS AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT (AS FINALLY ADJUDICATED) RENDERED THEREBY IN CONNECTION WITH THIS AGREEMENT. EACH OF THE PARTIES TO THIS AGREEMENT SHALL APPOINT THE CORPORATION TRUST COMPANY, THE PRENTICE-HALL CORPORATION SYSTEM, INC. OR A SIMILAR ENTITY (THE “AGENT”) AS AGENT TO RECEIVE ON ITS BEHALF SERVICE OF PROCESS IN ANY PROCEEDING IN ANY SUCH COURT IN THE STATE OF DELAWARE. THE FOREGOING CONSENTS TO JURISDICTION AND APPOINTMENTS OF AGENT TO RECEIVE SERVICE OF PROCESS SHALL NOT CONSTITUTE GENERAL CONSENTS TO SERVICE OF PROCESS IN THE STATE OF DELAWARE FOR ANY PURPOSE EXCEPT AS PROVIDED ABOVE AND SHALL NOT BE DEEMED TO CONFER RIGHTS ON ANY PERSON OTHER THAN THE PARTIES HERETO.

13.17  Expenses. Except as otherwise provided herein or in the Second Master Transaction Agreement, each party hereto shall be responsible for its own expenses incurred in connection with this Agreement.

13.18  Waiver of Jury Trial. EACH PARTY HEREBY KNOWINGLY AND INTENTIONALLY, IRREVOCABLY AND UNCONDITIONALLY WAIVES TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT AND FOR ANY COUNTERCLAIM THEREIN.

13.19  Payment Terms and Interest Calculations.

         (a)  If the payment due date for any payment hereunder (including capital contributions and Damages) falls on a Saturday or a bank or federal holiday, other than a Monday, the payment shall be due on the past preceding business day. If the payment due date falls on a Sunday or Monday bank or federal holiday, the payment shall be due on the following business day.

         (b)  Interest shall accrue on any unpaid and outstanding amount from the time such amount is due and payable through the date upon which such amount, together with accrued interest thereon, is paid in full. Interest shall, subject to the provisions of Section 13.20, accrue at a per annum rate equal to the lesser of (i) the Agreed Rate plus 2%, compounded quarterly, to the extent permitted by law or (ii) the Highest Lawful Rate.

         (c)  A wire transfer or delivery of a check shall not operate to discharge any payment under this Agreement and shall be accepted subject to collection.

13.20  Usury Savings Clause. Notwithstanding any other provision of this Agreement, it is the intention of the parties hereto to conform strictly to Applicable Usury Laws, in each case to the extent they are applicable to this Agreement. Accordingly, if any payment made pursuant to this Agreement results in any Person having paid any interest in excess of the Maximum Amount, or if any transaction contemplated hereby would otherwise be usurious under any Applicable Usury Laws, then, in that event, it is agreed as follows: (i) the provisions of this Section 13.20 shall govern and control; (ii) the aggregate of all interest under Applicable Usury Laws that is contracted for, charged or received under this Agreement shall under no circumstances exceed the Maximum Amount, and any excess shall be promptly refunded to the payor by the recipient hereof; (iii) no Person shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Amount; and (iv) the effective rate of any interest payable under this Agreement shall be ipso facto reduced to the Highest Lawful Rate, as hereinafter defined, and the provisions of this Agreement immediately shall be deemed reformed, without the necessity of the execution of any new document or instrument, so as to comply with all Applicable Usury Laws. All sums paid, or agreed to be paid, to any person pursuant to this Agreement for the use, forbearance or detention of any indebtedness arising hereunder shall, to the fullest extent permitted by the Applicable Usury Laws, be amortized, pro rated, allocated and spread throughout the full term of any such indebtedness so that the actual rate of interest does not exceed the Highest Lawful Rate in effect at any particular time during the full term thereof.

13.21  Other Waivers. EACH PARTY HEREBY WAIVES ANY OBJECTION IT MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON-CONVENIENS.

13.22  Special Joinder by Millennium America. Millennium America is a party to this Agreement for the sole purpose of evidencing its agreement to be bound by the provisions set forth in Section 8.6(c) and is not a partner of the Partnership and shall not have any rights under this Agreement or any other obligations under this Agreement.

13.23  Amendment. All waivers, modifications, amendments or alterations of this Agreement shall require the written approval of each of the General Partners and each of the Limited Partners.

SECTION 14

LAKE CHARLES FACILITY

14.1  Lease Not in Force and Effect. At any such time as the Lease is terminated, expires or is otherwise not in force and effect (other than a No Rebuilding Termination), the following shall occur:

         (a)  The number of Units held by Occidental LP1 shall be reduced from 6,623 Units to 2,541 Units.

         (b)  The Partnership and Occidental LP1 shall form a general partnership (the “LC Partnership”) by entering into a partnership agreement having the provisions described in Section 14.2 (the “GPA”).

         (c)  The Partnership shall distribute to Occidental LP1 the balance in its Capital Account.

         (d)  Occidental LP1 shall cause the Lake Charles Facility to be contributed to the LC Partnership and shall contribute to the LC Partnership the amount received pursuant to Section 14.1(c), plus an amount equal to any proceeds of a partial condemnation of the Lake Charles Facility received by OCC under the terms of the Lease, and the Partnership shall contribute to the LC Partnership the amount received pursuant to Section 26(b) of the Lease in connection with such termination of the Lease.

         (e)  Immediately after and as a result of the foregoing transactions, the capital account of each of Occidental LP1 and the Partnership in the LC Partnership shall be pro rata in accordance with the partners’ equity ownership interests, and Occidental LP1‘s Capital Account shall be the same per Unit as the Capital Accounts of the other Partners (determined without regard to the special allocations in Sections 4.1(a) through (c)).

         (f)  Sections 4.1(e) and (f) shall terminate.

14.2  LC Partnership Provisions. The GPA shall include provisions to the following effect, as well as other customary provisions:

         (a)  The LC Partnership shall be formed under the laws of Delaware. The two partners shall be the Partnership and Occidental LP1. The Partnership shall have an equity ownership interest of 49.9%, and Occidental LP1 shall have an equity ownership interest of 50.1%

         (b)  The term of the GPA shall be the same as the term of this Agreement.

         (c)  All issues relating to the LC Partnership must be decided by mutual agreement of both partners, except that the LC Partnership shall enter into an operating agreement with the Partnership (in its individual capacity), as operator, that shall delegate to the operator the right and obligation to make all day-to-day decisions of the LC Partnership, which day-to-day decisions shall for this purpose be deemed to be all decisions of the LC Partnership other than issues comparable to those issues set forth in Section 6.7 hereof (which issues must be decided by the partners of the LC Partnership). Such operating agreement shall provide for the LC Partnership to pay and reimburse the operator for all costs whatsoever incurred or paid by the operator in performing its obligations under the operating agreement. The term of such operating agreement shall be the same as the term of the LC Partnership.

         (d)  All contributions and distributions will be made, and all book income and deductions will be allocated, in accordance with the partners’ equity ownership interests. Tax items will be allocated between the partners in a manner similar to that set forth in this Agreement.

         (e)  No partner in the LC Partnership may transfer (except a transfer to a Wholly Owned Affiliate) or encumber its equity ownership without the consent of the other partner.

14.3  No Rebuilding Termination. Upon a No Rebuilding Termination, Occidental LP1 shall have the option to contribute to the Partnership within 30 days following the No Rebuilding Termination an amount (the “Payment Amount”) equal to the excess, if any, of (a) the Proceeds plus the book value (determined in accordance with GAAP) as recorded on the books of OCC for that portion and aspect of the Lake Charles Facility that constitutes land, over (b) the payment made pursuant to Section 26(b) of the Lease in connection with such No Rebuilding Termination. If within such 30-day period Occidental LP1 contributes the Payment Amount to the Partnership, (i) Occidental LP1‘s 6,623 Units shall remain outstanding, (ii) its Capital Account shall be credited with the Payment Amount, (iii) the assets of the Partnership shall be revalued so that the Capital Account of each Partner is the same per Unit (determined without regard to the special allocations in Sections 4.1(a) through (c)), and (iv) Sections 4.1(e) and (f) shall terminate. If Occidental LP1 does not contribute the Payment Amount to the Partnership within such 30-day period, (A) Occidental LP1‘s 6,623 Units shall be redeemed and canceled and of no further force and effect and (B) an amount equal to the balance in Occidental LP1‘s Capital Account shall be distributed by the Partnership to Occidental LP1, or if there is a deficit in Occidental LP1‘s Capital Account, Occidental LP1 shall contribute to the Partnership an amount of cash necessary to eliminate such deficit. Upon completion of the steps in clauses (A) and (B), Occidental LP1‘s entire interest in the Partnership shall terminate.

14.4  Other Redemption. If Occidental LP1 breaches any of its obligations under Section 14.1, (a) Occidental LP1‘s 6,623 Units shall be redeemed and canceled and of no further force and effect and (b) an amount equal to the balance in Occidental LP1‘s Capital Account shall be distributed by the Partnership to Occidental LP1, or if there is a deficit in Occidental LP1‘s Capital Account, Occidental LP1 shall contribute to the Partnership an amount of cash necessary to eliminate such deficit. Upon completion of the steps in clauses (a) and (b), Occidental LP1‘s entire interest in the Partnership shall terminate.

     IN WITNESS  WHEREOF,  this Agreement has been executed on behalf of each of the parties hereto,  by their respective officers thereunto duly authorized, effective as of the date first written above.

                              GENERAL PARTNERS

                              LYONDELL PETROCHEMICAL G.P. INC.

                              By:      /s/ Gerald A. O'Brien
        -------------------------------
                              Name:    Gerald A. O'Brien
                              Title:   Vice President and General Counsel

                              MILLENNIUM PETROCHEMICALS GP LLC

                              By:      Millennium Petrochemicals Inc.,
                                       its Manager

                              By:      /s/ George H. Hempstead, III
               -------------------------------
                              Name:    George H. Hempstead, III
                              Title:   Senior Vice President

                              PDG CHEMICAL INC.

                              By:      /s/ J.R. Havert
  -------------------------------
                              Name:    J. R. Havert
                              Title:   Vice President and Treasurer

                              OCCIDENTAL PETROCHEM PARTNER GP, INC.

                              By:      /s/ J.R. Havert
  -------------------------------
                              Name:    J.R. Havert
                              Title:   Assistant Treasurer

          [Signature Page for Amended and Restated Limited Partnership Agreement]

                              LIMITED PARTNERS

                              LYONDELL PETROCHEMICAL L.P. INC.

                              By:      /s/ Francis P. McGrail
         -------------------------------
                              Name:    Francis P. McGrail
                              Title:   Vice President and Assistant
                                         Treasurer

                              MILLENNIUM PETROCHEMICALS LP LLC

                              By:      Millennium Petrochemicals Inc.,
                                       its Manager

                              By:      /s/ George H. Hempstead, III
               -------------------------------
                              Name:    George H. Hempstead, III
                              Title:   Senior Vice President

                              OCCIDENTAL PETROCHEM PARTNER 1, INC.

                              By:      /s/ J.R. Havert
  -------------------------------
                              Name:    J.R. Havert
                              Title:   Assistant Treasurer

                              OCCIDENTAL PETROCHEM PARTNER 2, INC.

                              By:      /s/ J.R. Havert
  -------------------------------
                              Name:    J.R. Havert
                              Title:   Vice President and Treasurer

          [Signature Page for Amended and Restated Limited Partnership Agreement]

                               SPECIAL JOINDER PURSUANT TO
                               SECTION 13.22

                               MILLENNIUM AMERICA INC.

                               By:      /s/ George H. Hempstead, III
                -------------------------------
                               Name:    George H. Hempstead, III
                               Title:   Senior Vice President

          [Signature Page for Amended and Restated Limited Partnership Agreement]

                                                    APPENDIX A
                                         TO LIMITED PARTNERSHIP AGREEMENT
                                         --------------------------------

                                                  DEFINED TERMS
                                                  -------------

         1998 Credit Facility.  See Section 8.6(a).
         --------------------       --------------

         2001 Millennium America Indemnities.  See Section 8.6(c).
         -----------------------------------       --------------

         AAA.  See Appendix D.
         ---       ----------

         Acceptance Notice.  See Section 10.2(b).
         -----------------       ---------------

         Act.  The Delaware Revised Uniform Limited Partnership Act, as amended and in effect from time to time.
         ---

         Additional  Related  Agreements.  The  agreements  defined as "Related  Agreements"  in the Second  Master
         -------------------------------
Transaction  Agreement (other than this  Agreement),  as such agreements may be amended from time to time after the date hereof.

         Adjusted  Capital  Account  Deficit.  With respect to any Partner,  the deficit  balance,  if any, in such
         -----------------------------------
Partner's  Capital  Account  as of the end of the  relevant  fiscal  year,  after  giving  effect to the  following adjustments:

         (i)      Such  Capital  Account  shall be deemed to be  increased  by any  amounts  which such  Partner is obligated to restore to the  Partnership  (pursuant to this Agreement or otherwise) or is deemed to be obligated to restore  pursuant to the second to last  sentence of  Regulationss.1.704-2(g)(1)  andss.1.704-2(i)(5)  (relating to allocations attributable to nonrecourse debt).

         (ii)     Such  Capital  Account  shall be deemed to be  decreased  by the items  described  in  Regulation
Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6).

         The  foregoing  definition  of Adjusted  Capital  Deficit is intended  to comply  with the  provisions  of
Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted and applied consistently therewith.

         Additional Notice.  See Section 10.2(b).
         -----------------       ---------------

         Affiliate.  As to any specified Person,  any other Person that directly or indirectly  through one or more
         ---------
intermediaries,  controls or is  controlled  by or is under common  control with the  specified  Person;  provided, however,  that for  purposes of this  Agreement  such term shall not include (i) the  Partnership  or any  entities controlled  by it,  (ii) in the  case of  Millennium  GP and  Millennium  LP shall  not  include  Suburban  Propane
Partners,  L.P.  and any entities  controlled  by it and (iii) in the case of  Occidental  GP,  Occidental  LP1 and
Occidental  LP2,  shall not include  Canadian  Occidental  Petroleum  Ltd. and any entities  controlled  by it. For purposes of this  definition  the term "control"  shall have the meaning set forth in 17 CFR 230.405,  as in effect on the date hereof.

         Affiliated  General  Partner.  In the case of Lyondell LP, the  "Affiliated  General  Partner"  shall mean
         ----------------------------
Lyondell GP.  In the case of Millennium  LP, the  "Affiliated  General  Partner"  shall mean  Millennium GP. In the case of each of Occidental LP1 and Occidental LP2, the "Affiliated General Partner" shall mean Occidental GP.

         Affiliated  Limited  Partner.  In the case of  Lyondell GP,  the "Affiliated  Limited  Partner" shall mean
         ----------------------------
Lyondell LP. In the case of Millennium  GP, the  "Affiliated  Limited  Partner"  shall mean  Millennium  LP. In the case of Occidental GP, each of Occidental LP1 and Occidental LP2 shall be "Affiliated Limited Partner".

         Affiliated  Partner Group.  A General  Partner and its Affiliated  Limited  Partner or Affiliated  Limited
         -------------------------
Partners, if more than one.

         Agreed Rate.  The base  commercial  lending rate  announced by Citibank,  N.A. (or its  successor)  at its
         -----------
principal  office,  in effect from time to time,  such interest rate to change  automatically,  effective as of the date of each change in such base rate.

         Agreement.  This  Amended  and  Restated  Limited  Partnership  Agreement  of Equistar  Chemicals,  LP, as
         ---------
amended from time to time.

         Alternate.  See Section 6.4(b).
         ---------       --------------

         Amended and Restated Indemnity  Agreement.  The Third Amended and Restated Indemnity  Agreement,  dated as
         -----------------------------------------
of  August 24, 2001,  among  Lyondell GP,  Lyondell LP,  Millennium  GP,  Millennium LP,  Millennium  America,  PDG
Chemical Inc., Occidental LP1, Occidental LP2, OCC, and Occidental GP, as amended from time to time.

         Amended and Restated  Parent  Agreement.  The Amended and Restated  Parent  Agreement dated as of the date
         ---------------------------------------
of this Agreement between the Partnership,  Lyondell, Millennium,  Occidental,  Occidental Chemical Corporation and
Oxy CH Corporation.

         Annual Budget.  See Section 8.2.
         -------------       -----------

         Applicable  Usury Laws.  Laws  regarding the use,  forbearance  or detention of any  indebtedness  arising
         ----------------------
under this Agreement  whether such laws are now or hereafter in effect,  including the laws of the United States of
America or any other  jurisdiction  whose  laws are  applicable,  and  including  any  subsequent  revisions  to or judicial interpretations of those laws.

         Arbitrator.  See Appendix D.
         ----------       ----------

         Asset Fair Market Value.  With respect to any asset,  as of the date of  determination,  the cash price at
         -----------------------
which a willing  seller would sell,  and a willing buyer would buy, each being  apprised of all relevant  facts and neither acting under  compulsion,  such as in an arm's-length  negotiated  transaction  with an unaffiliated  third party without time constraints.

         Assumed  Liabilities.  In the case of Lyondell LP and Lyondell GP,  Assumed Liabilities means the "Assumed
         --------------------
Liabilities"  as defined in the  Contribution  Agreement of Lyondell.  In the case of Millennium LP and  Millennium
GP,  Assumed  Liabilities  shall  mean the  "Assumed  Liabilities"  as  defined in the  Contribution  Agreement  of
Millennium  Petrochemicals.  In the case of Occidental LP1,  Occidental LP2 and Occidental GP, Assumed  Liabilities
means the "Assumed Liabilities" as defined in the Contribution Agreement of Occidental.

         Auxiliary Committee.  See Section 6.9.
         -------------------       -----------

         Available Net Operating  Cash. At the time of  determination,  (a) all cash and cash  equivalents  on hand
         -----------------------------
in the Partnership as of the most recent month end, plus the excess,  if any, of the  Partnership  Target Debt over the  Partnership's  actual  indebtedness (as determined in accordance with GAAP) as of such month end, less (b) the
Projected  Cash  Requirements,  if any, of the  Partnership  as of such month end, as  determined  by the Executive
Officers of the  Partnership.  For  purposes of this  definition,  "Projected  Cash  Requirements"  means,  for the
12-month period following any such month end, the excess, if any, of the sum of (a) forecast capital  expenditures, plus (b) forecast cash payments for Taxes,  debt service  including  principal and interest  requirements and other non-cash credits to income, plus (c) forecast cash reserves for future operations or other  requirements,  over the sum of (1) forecast net income of the Partnership, plus (2) the sum of forecast depreciation,  amortization,  other non-cash  charges  to  income,  interest  expenses,  and Tax  expenses,  in each  case to the  extent  deducted  in determining net income, plus or minus (3) forecast decreases or increases,  respectively,  in working capital, plus
(4) the  forecast  cash  proceeds of  dispositions  of assets (net of  expenses)  plus (5) an  amount  equal to the forecast net proceeds of debt  financings,  contributions  and payments of the Lyondell  Note. For purposes of this definition,  "Partnership  Target  Debt" means for such month end,  the level of  indebtedness  (as  determined  in accordance  with GAAP) projected for the Partnership in the most recently  approved  Strategic Plan,  except to the extent the Executive  Officers of the  Partnership  determine that changes in the financial  condition,  results of operations,  assets,  business  or  prospects  of the  Partnership  make a  change  advisable,  in  which  case the
Partnership  shall  advise the  General  Partners  promptly  regarding  the basis for the  change.  Projected  Cash
Requirements  shall be calculated  consistent with the most recently approved  Strategic Plan, except to the extent the  Executive  Officers  of the  Partnership  determine  that  changes  in the  financial  condition,  results  of operations,  assets,  business  or  prospects  of the  Partnership  make a  change  advisable,  in  which  case the
Partnership shall advise the General Partners promptly regarding the basis for the change.

         Bank Credit  Agreement.  The Credit  Agreement  dated as of November  25, 1997 among the  Partnership,  as
         ----------------------
Borrower, Millennium America, as Guarantor and the lenders party thereto.

         Bank Credit Agreement  Repayment  Amount.  An amount equal to  (i) $419,700,000  less (ii) the Bank Credit
         ----------------------------------------
Agreement  Available  Amount,  but in no event shall the Bank Credit Agreement  Repayment Amount be less than zero.
The "Bank Credit  Agreement  Available  Amount" shall equal (i) $1.25  billion less (ii) the total principal amount outstanding under the Bank Credit Agreement at the date of calculation.

         Bankruptcy.  The  occurrence  of any of the  following:  (i) a  Partner  or  its  Guarantor  shall  file a
         ----------
voluntary  petition in  bankruptcy or shall be  adjudicated a bankrupt or insolvent,  or shall file any petition or answer or consent seeking any reorganization,  arrangement, composition, readjustment,  liquidation, dissolution or similar relief for itself under any present or future  applicable  federal,  state or other statute or law relating to  bankruptcy,  insolvency,  or other  relief  for  debtors,  or shall  seek or  consent  to or  acquiesce  in the appointment of any trustee,  receiver,  conservator or liquidator of such Partner or its Guarantor or of all or any substantial  part of its properties or its Units (the term  "acquiesce," as used in this  definition,  includes the failure to file a petition  or motion to vacate or  discharge  any order,  judgment or decree  within ten  Business
Days after entry of such order, judgment or decree);  (ii) a court of competent  jurisdiction shall enter an order, judgment or decree  approving a petition  filed  against any  Partner or its  Guarantor  seeking a  reorganization, arrangement,  composition,  readjustment,  liquidation,  dissolution  or similar  relief  under the  present or any future federal  bankruptcy act, or any other present or future  applicable  federal,  state or other statute or law relating  to  bankruptcy,  insolvency,  or other  relief  for  debtors,  and such  Partner or its  Guarantor  shall acquiesce  in the entry of such order,  judgment or decree or such other  order,  judgment or decree  shall  remain unvacated and unstayed for an aggregate of 60 days  (whether or not  consecutive)  from the date of entry  thereof, or any trustee,  receiver,  conservator or liquidator of such Partner or its Guarantor or of all or any substantial part of its property or its Units shall be  appointed  without the consent or  acquiescence  of such Partner or its
Guarantor  and such  appointment  shall remain  unvacated  and unstayed for an aggregate of 60 days (whether or not consecutive);  (iii) a Partner or its  Guarantor  shall  admit in writing  its  inability  to pay its debts as they mature;  (iv) a Partner or its  Guarantor  shall give  notice to any  governmental  body of  insolvency  or pending insolvency,  or suspension or pending  suspension of  operations;  or (v) a Partner or its Guarantor  shall make an assignment  for the  benefit  of  creditors  or take any other  similar  action  for the  protection  or benefit of creditors.

         Book Value.  With respect to any asset of the  Partnership,  the asset's adjusted basis as of the relevant
         ----------
date for federal income tax purposes, except as follows:

         The initial  aggregate Book Value of all of the assets of the  Partnership as of the Initial  Closing Date shall be equal to the sum of (A) the  beginning  aggregate  Capital Accounts of the Partners  immediately after the
Initial  Closing Date, and (B) the  aggregate  amount of all  liabilities of the Partnership for federal income tax purposes immediately after the Initial Closing Date.

         The  initial  Book  Value of any asset  contributed  by a Partner  to the  Partnership  after the  Initial
Closing  Date shall be the gross fair market  value of such asset,  which shall be equal to the amount  credited to such  Partner's  Capital  Account  for such  contribution  (increased  by the amount of any  liabilities  which the
Partnership assumes or takes subject to).

         The Book  Values of all  Partnership  assets  (including  intangible  assets  such as  goodwill)  shall be adjusted (at the election of the  Partnership  Governance  Committee) to equal their  respective  gross fair market values upon the occurrence of any of the events described in Regulation Section 1.704-1(b)(2)(iv)(f)(5).

         The Book Value of any asset  distributed by the  Partnership to a Partner shall be equal to the gross fair market value of such asset on the date of the distribution.

         The Book Value of any  Partnership  asset with respect to which an adjustment to tax basis has occurred by reason of the  application of Section 734(b) or 754(b) of the Code shall be adjusted to the extent such  adjustment to tax basis is taken into account pursuant to Regulation Section 1.704-1(b)(2)(iv)(m).

         If the Book Value of an asset is not equal to its  adjusted  tax basis for  federal  income tax  purposes, such Book Value shall be adjusted by the  Depreciation  taken into  account with respect to such asset for purposes of computing Profits and Losses and other items allocated pursuant to Section 4.1.
                                                                      -----------

         The  foregoing  definition  of Book  Value is  intended  to  comply  with  the  provisions  of  Regulation
Section 1.704-1(b)(2)(iv) and shall be interpreted and applied consistently  therewith.  Any determinations of "gross fair market value" in this definition of Book Value shall be made by the Partnership Governance Committee.

         Business  Day.  Any day other than a  Saturday,  Sunday or other day on which banks are closed in New York
         -------------
City, New York;  provided,  however,  that for purposes of the  definitions of "Interest  Period" and "LIBOR Rate,"
"Business  Day" shall mean a day of the year on which  banks are not  required or  authorized  to close in Houston,
Texas and on which commercial banks are open for international  business  (including  dealings for dollar deposits)
in the London interbank market.

         Business Opportunity.  See Section 9.3(c).
         --------------------       --------------

         Capital  Account.  The separate  capital  account  established  and maintained by the Partnership for each
         ----------------
Partner, as contemplated by Section 2.
                            ---------

         Capital Expenditure Budget.  See Section 8.2(d).
         --------------------------       --------------

         CEO.  See Section 7.1(b).
         ---       --------------

         Claim.  See Section 13.2(c).
         -----       ---------------

         Code.  The  Internal  Revenue Code of 1986,  as amended and in effect from time to time and any  successor
         ----
thereto.

         Competing Opportunity.  See Section 9.3(c).
         ---------------------       --------------

         Confidential  Information.  All confidential  documents and information  (including,  without  limitation,
         -------------------------
confidential  commercial  information  and  information  with respect to customers,  trade secrets and  proprietary technologies or processes and the design and development of new products or services)  concerning the  Partnership, the Partners or their  Affiliates,  furnished to a Partner in connection  with the  transactions  leading up to and contemplated  by this Agreement and the operation of the  Partnership,  except to the extent that such  information
(i) is or becomes  generally  available to and known by the public or the  petrochemical  industry (other than as a result of an unpermitted  disclosure  directly or indirectly by the  Partnership or a Partner),  (ii) is or becomes available  to a  Partner  on a  nonconfidential  basis  from a source  other  than the  Partnership  or a  Partner;
provided,  however,  that such  source  is not and was not  bound by a  confidentiality  agreement  with,  or other obligation  of  secrecy  to,  the  Partnership  or the  other  Partner,  (iii)  has  already  been or is  hereafter independently  acquired or developed by a Partner  without  violating any  confidentiality  agreement with or other obligation  of secrecy to the  Partnership  or another  Partner or (iv) is otherwise  generated by the  Partnership with the intention that it not be held as confidential.

         Conflict  Circumstance.  Any  transaction  or  dealing  between  the  Partnership  (or  any  Wholly  Owned
         ----------------------
Subsidiary)  and a General  Partner (the  "Conflicted  General  Partner") or any of its Affiliates  pursuant to any agreement  (including this Agreement or any other Related  Agreements) or otherwise,  including  action to be taken by the Partnership pursuant to Section 9.3(c) or (d) or 13.3(b);  provided,  however,  that a Conflict Circumstance
                               ---------------   ---    -------
shall cease to exist if and when the third party with which the  transaction  or dealing  exists  shall cease to be an Affiliate of a General Partner.

         Conflicted General Partner.        As defined in the definition of "Conflict Circumstance."
         --------------------------

         Contributed Business.  As defined in each of the Contribution Agreements.
         --------------------

         Contribution  Agreement.  In the case of Lyondell LP and Lyondell  GP, the  Contribution  Agreement  shall
         -----------------------
mean the Asset Contribution Agreement dated  December 1, 1997,  between the Partnership,  Lyondell and Lyondell LP.
In the case of  Millennium LP and  Millennium  GP, the  Contribution  Agreement  shall mean the Asset  Contribution
Agreement dated  December 1, 1997,  between the Partnership,  Millennium  Petrochemicals  and Millennium LP. In the
case of Occidental LP1,  Occidental LP2 and Occidental GP, the Contribution  Agreement shall mean the Agreement and
Plan of  Merger  and  Asset  Contribution  dated as of the date of this  Agreement  between  the  Partnership,  Oxy
Petrochemicals, Occidental LP1, Occidental LP2 and Occidental GP.

         Damages.  With respect to a Person in connection with a Default,  any and all  obligations  (including all
         -------
obligations to take an affirmative or curative act),  liabilities,  damages  (including  damages arising out of any
breach  of  any  representation  or  warranty,  damages  related  to  investigations,   proceedings,   audits,  the
interruption of the Partnership's  business,  restrictions upon the use of, or adverse impact on, the Assets or the
Partnership's  business, or the interruption,  breach or termination of any Related Agreements or other agreements, including any lost profits attributable thereto), fines, penalties,  deficiencies,  losses, judgments, settlements, costs and expenses  (including costs and expenses incurred in connection with performing  obligations,  bonding and appellate costs and attorneys',  accountants',  engineers',  health,  safety,  environmental and other consultants'
and investigators'  fees and disbursements,  liquidating,  selling or offering for sale the Partnership's  business and assets or winding up the  Partnership's  business,  or other payments in respect of such payments)  suffered or incurred by such Person that arise out of or relate to such  Default,  regardless  of whether any of the  foregoing are  foreseeable,  unforeseeable,  matured or  unmatured,  existing or  contingent  as of the date of such Default.
"Damages" also shall include,  if and to the extent interest is not already  included  therein under applicable law or other  provisions  hereof and subject to  Section 13.20,  interest on amounts actually due until payment thereof
                                             -------------
is made at a rate per annum  equal to the rate set forth in  Section 13.19(b).  "Damages"  shall  not  include  any
                                                             ----------------
punitive, exemplary, special or other similar damages.

         Deadlock Notice.  See Section 8.5.
         ---------------       -----------

         Default.  See Section 11.1.
         -------       ------------

         Default Date.  See Section 11.1.
         ------------       ------------

         Defaulting  Partners.  Lyondell GP and Lyondell LP, in the case of a Default by  Lyondell GP,  Lyondell LP
         --------------------
or their  Guarantor;  Millennium GP and Millennium LP, in the case of a Default by Millennium GP,  Millennium LP or their Guarantor;  and Occidental GP,  Occidental LP1 and Occidental LP2, in the case of a Default by Occidental GP,
Occidental LP1, Occidental LP2 or their Guarantor.

         Depreciation.  For each fiscal year or part thereof,  an amount equal to the  depreciation,  amortization,
         ------------
or other cost recovery  deduction  allowable for federal income tax purposes with respect to an asset for such year or other period,  except that if the Book Value of an asset differs from its adjusted  basis for federal income tax purposes at the  beginning  of such year,  Depreciation  shall be (i) an  amount which bears the same ratio to such
Book Value as the federal  income tax  depreciation,  amortization  or other cost recovery  deduction for such year bears to such adjusted tax basis,  or,  (ii) if the federal  income tax  depreciation,  amortization  or other cost recovery  deduction for such year is equal to zero, an amount  determined with reference to such Book Value using a reasonable method selected by the Tax Matters Partner.

         Dispute Notice.  See Appendix D.
         --------------       ----------

         Disputing Partner.  See Appendix D.
         -----------------       ----------

         Executive Officers.  See Section 7.1(b).
         ------------------       --------------

         Expense.  See Section 13.3(a).
         -------   -------------------

         Fair Market Value.  "Fair Market Value" with respect to the  Partnership  shall mean the Asset Fair Market
         -----------------
Value of all of the  Partnership's  assets  decreased  by the fair  value  of all its  liabilities,  as of the most recently  ended fiscal  quarter.  "Fair Market Value" with respect to a Related  Business shall mean the Asset Fair
Market Value of all the assets of such Related Business  decreased by the fair value of all its liabilities,  as of the most recently ended fiscal  quarter.  In either case, the following  shall apply to the  determination  of Fair
Market Value:

         The  General  Partners  shall first  attempt to agree on such value,  which if agreed to shall be the Fair
Market Value.

         If the General  Partners are unable to agree within 20 days of the first  written  notice from one General
Partner to the others  proposing  an amount to be the Fair Market  Value (the  "Notice"),  then if requested by any
General  Partner,  each  General  Partner  shall (at its own cost) cause an  independent,  qualified  appraiser  to deliver a written  appraisal of its  determination  of the Fair Market Value within 50 days of the Notice.  If both of the two lowest  appraised  values are greater  than or equal to 90% of the  highest  appraised  value,  then the middle of the three appraised values shall be the Fair Market Value.

         If either of the two lowest appraised values are lower than 90% of the highest  appraised value,  then the
General  Partners shall jointly  appoint a Neutral within 20 days of the delivery of both such  appraisals.  If the
General  Partners  have been unable to agree upon such  appointment  within such 20 days,  then such Neutral  shall upon the  application of any General Partner be appointed  within 10 days of the filing of such  application by the
Center for Public  Resources,  or if such  appointment  is not so made  promptly  then  promptly  thereafter by the
American  Arbitration  Association in  Philadelphia,  Pennsylvania,  or if such appointment is not so made promptly then promptly  thereafter by the senior United States  District  Court judge sitting in Wilmington,  Delaware.  The fees and expenses of the Neutral shall be paid equally by the Partners.

         The  Neutral  shall,  within  30 days of the  appointment  of the  Neutral,  determine  which of the three appraised  values (without in any way modifying or compromising  between the three appraised  values) is closest to the fair market value of the  enterprise's  assets as determined by the Neutral,  and that appraised value shall be the Fair Market Value.

         Fault.   Any act or omission of a Partner, its Affiliates or any of their respective  officers,  directors
         -----
or  employees  (acting in their  capacities  as such) that  constitutes  or results  from  intentional  misconduct, criminal intent or gross negligence.

         Finally  Determined.  Determined  by any final,  nonappealable  judicial  order or  pursuant  to a binding
         -------------------
alternative dispute resolution procedure.

         Funding Notice.  See Section 2.4.
         --------------       -----------

         GAAP.  United States generally accepted accounting principles, as in effect from time to time.
         ----

         General  Partners.  Each Person who executes this Agreement and who is hereby  admitted to the Partnership
         -----------------
as a general partner of the  Partnership,  unless such General Partner ceases to be a General Partner  hereunder or sells,  transfers,  forfeits or otherwise  disposes of its Units and is replaced by a Substitute General Partner in accordance with this Agreement and the Act, and each Person that becomes a Substitute  General Partner,  if any, of the Partnership as provided herein, in such Person's capacity as a general partner of the Partnership.

         GPA.  See Section 14.1(b).
         ---       ---------------

         Guarantor.  Lyondell  Petrochemical  Company,  with  respect to Lyondell GP and  Lyondell  LP;  Millennium
         ---------
Chemicals  Inc.,  with respect to Millennium GP and  Millennium  LP;  Occidental  Chemical  Corporation  and Oxy CH
Corporation,  with respect to Occidental GP,  Occidental  LP1 and  Occidental  LP2; and any successor or additional guarantor  party to an  agreement  substantially  in the form of the  Amended and  Restated  Parent  Agreement  and entered into in accordance with Section 10.
                                ----------

         Highest  Lawful Rate.  The maximum rate of interest,  if any,  that may be charged to any person under all
         --------------------
Applicable Usury Laws on any principal balance from time to time outstanding pursuant to this Agreement.

         HSE Law. "HSE Law," as defined in Section 1 of the Contribution Agreement.
         -------

         Indemnified Party.  See Section 13.2(c).
         -----------------       ---------------

         Indemnifying Party.  See Section 13.2(c).
         ------------------       ---------------

         Interest  Period.  The period  commencing on the date of this  Agreement  and ending one month  thereafter
         ----------------
and,  thereafter,  each subsequent period commencing on the last day of the immediately  preceding  Interest Period and ending one month  thereafter;  provided,  however,  that  whenever  the last day of any  Interest  Period would otherwise  occur on a day other than a Business  Day,  the last day of such  Interest  Period  shall be extended to occur on the next succeeding Business Day.

         Initial Agreement.  See first WHEREAS clause.
         -----------------

         Initial Assets.  "Assets," as defined in Section 1 of the applicable Contribution Agreement.
         --------------

         Initial  Closing  Date.  December 1, 1997,  the date the  closing  under the  Initial  Master  Transaction
         ----------------------
Agreement took place.

         Initial  Master  Transaction  Agreement.  The  Master  Transaction  Agreement,  dated  July 25,  1997,  as
         ---------------------------------------
amended,  between  Lyondell and  Millennium,  providing  for the  execution of various  agreements  concerning  the
Partnership and the Initial Assets.

         Initial Notice.  See Section 10.2(a).
         --------------       ---------------

         Initial Partners.  See first WHEREAS clause.
         ----------------

         Initial  Related  Agreements.  The  agreements  defined as  "Related  Agreements"  in the  Initial  Master
         ----------------------------
Transaction Agreement (other than the Partnership  Agreement),  as such agreements may be amended from time to time after the Initial Closing Date.

         IRS.  Internal Revenue Service.
         ---

         Lake Charles Facility.  The property that is the subject of and leased pursuant to the Lease.
         ---------------------

         LC Partnership.  See Section 14.1(b).
         --------------       ---------------

         Lease.  The Lease Agreement, dated May 15, 1998, between OCC, as lessor, and Occidental LP1, as lessee.
         -----

         Liability.  Any loss, claim, damages, fine, penalty,  assessment by public agencies,  settlement,  cost or
         ---------
expense (including costs of investigation, defense and attorneys' fees) or other liability.

         LIBOR Rate. For any Interest Period,  the rate per annum (rounded  upwards,  if necessary,  to the nearest
         ----------
1/16th of 1%) published in the Wall Street Journal as the London  Interbank  Offered Rate for a one month period as of two  Business  Days prior to the first day of such  Interest  Period;  provided if no such rate appears the rate shall be as shown on page 3750 of the Dow Jones &  Company  Telerate  screen or any successor page as the composite offered rate for London  interbank  deposits with a period equal to one month,  as shown under the heading "USD" as of 11:00 a.m.  (London time) two Business Days prior to the first day of such Interest Period;  provided that if no such rate  appears,  the rate shall be the rate per annum  equal to the  arithmetic  mean  (which  shall be rounded upward to the nearest  1/16 of 1% per annum) of which U.S.  dollar  deposits  with an Interest  Period equal to one month are  displayed on  page "LIBO"  of the Reuters  Monitor Money Rates Service or such other page as may replace the LIBO page on that service for the purpose of  displaying  London  interbank  offered rates of major banks at or about 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period.

         Limited  Partner.  Each Person who executes this Agreement and who is hereby  admitted to the  Partnership
         ----------------
as a limited partner of the  Partnership,  unless such Limited Partner ceases to be a Limited Partner  hereunder or sells,  transfers,  forfeits or otherwise  disposes of its Units and is replaced by a Substitute Limited Partner in accordance with this Agreement and the Act, and each Person that becomes a Substitute  Limited Partner,  if any, of the Partnership as provided herein, in such Person's capacity as a limited partner of the Partnership.

         Limited Partners Pro Rata.  From or to the Limited Partners in the ratio of the Units owned by each.
         -------------------------

         Liquidation.  See Section 11.4.
         -----------       ------------

         Losses.  See definition of "Profits and Losses."
         ------

         Lyondell. See first WHEREAS clause.
         --------

         Lyondell Assumed Debt. Debt issued by Lyondell having an aggregate  principal  amount of $745 million,  as
         ---------------------
specified in the Contribution Agreement with respect to Lyondell.

         Lyondell GP.  See introductory paragraph to this Agreement.
         -----------

         Lyondell LP.  See introductory paragraph to this Agreement.
         -----------

         Lyondell  Note.  The  promissory  note dated  December 1, 1997,  in the amount of $345 million  payable by
         --------------
Lyondell LP to the Partnership.

         Maximum Amount. The maximum  nonusurious  amount of interest that may be lawfully  contracted for, charged
         --------------
or received by any person in connection  with any  indebtedness  arising under this Agreement  under all Applicable
Usury Laws.

         Millennium.  See first  WHEREAS clause.
         ----------

         Millennium America.  Millennium America Inc., a Delaware corporation.
         ------------------

         Millennium America Indemnities.  See Section 8.6(c).
         ------------------------------       --------------

         Millennium  America  Reference Debt. $475 million  aggregate  principal amount of the  Partnership's  10 1/8%
         -----------------------------------
Senior Notes due 2008, $275 million aggregate  principal amount of the  Partnership's  term loans outstanding under the Bank Credit  Agreement,  as amended and restated  August 24,  2001,  and the portion,  if any, of any debt that refinances  such  indebtedness  or any subsequent  refinancing  thereof (in any case, not to exceed an aggregate of
$750 million principal  amount),  in each case to the extent (a) (i) such debt is guaranteed by Millennium  America or an Affiliate  thereof or (b) such debt is the reference  for  determination  of the amount of the  obligation of
Millennium America to contribute to the Partnership pursuant to any Millennium America Indemnity.

         Millennium GP.  See introductory paragraph to this Agreement.
         -------------

         Millennium LP.  See introductory paragraph to this Agreement.
         -------------

         Neutral.  A neutral  Person  acceptable to all of the appointing  Partners and not affiliated  with any of the Partners, except where otherwise specifically provided.

         No Rebuilding Termination.  A total termination of the Lease pursuant to Section 12(b) or 13 thereof.
         -------------------------

         Nonconflicted  General  Partner.  With respect to any Conflict  Circumstance,  any General Partner that is
         -------------------------------
not the Conflicted General Partner with respect thereto.

         Non-Defaulting Partners.  The Partners other than the Defaulting Partners.
         -----------------------

         OCC.  Occidental Chemical Corporation, a New York corporation.
         ---

         Occidental.  See third WHEREAS clause.
         ----------

         Occidental GP.    See introductory paragraph to this Agreement.
         -------------

         Occidental LP1.   See introductory paragraph to this Agreement.
         --------------

         Occidental LP2.   See introductory paragraph to this Agreement.
         --------------

         Occidental Partners.  See third WHEREAS clause.
         -------------------             -------

         Offeree Partners.  See Section 10.2(a).
         ----------------       ---------------

         Operating Budget.  See Section 8.2(c).
         ----------------   ------------------

         Oxy Note. The Promissory Note dated May 15, 1998 in the principal  amount of  $419,700,000  payable by the
         --------
Partnership to Occidental LP2.

         Oxy Petrochemicals.  Oxy Petrochemicals Inc., a Delaware corporation.
         ------------------

         Oxy  Reference  Debt.  The  $419,700,000  drawdown  under the Bank Credit  Agreement  pursuant to Section
         --------------------                                                                              --------
8.6(a) and the  portion,  if any,  of any debt that  refinances  the  $419,700,000  drawdown  under the Bank Credit
Agreement  or any  subsequent  refinancing  thereof  (in any  case,  not to  exceed an  aggregate  of  $419,700,000 principal  amount),  in each case to the extent (a) (i) such debt is guaranteed by OCC or an Affiliate  thereof and
(ii) and the proceeds  thereof have been  distributed to Occidental LP2 pursuant to Section 3.1(g) or (b) such debt
                                                                                    --------------
is the  reference  for  determination  of the amount of the  obligation  of OCC to  contribute  to the  Partnership pursuant to an  indemnity by OCC in favor of the  Partnership  issued  pursuant to the Amended and Restated  Letter
Agreement, dated as of February 16, 1999, between OCC and the Partnership.

         Partners.  The General  Partners and the Limited  Partners on the date of this Agreement until such Person
         --------
ceases to be a partner of the Partnership.

         Partners Pro Rata.   From or to all Partners in the ratio of the Units owned by each.
         -----------------

         Partnership.  Equistar  Chemicals,  LP, a Delaware limited  partnership,  the limited  partnership  formed
         -----------
and continued under the Act and this Agreement.

         Partnership Governance Committee.  See Section 6.1.
         --------------------------------       -----------

         Partnership Governance Committee Action.  See Section 6.1.
         ---------------------------------------       -----------

         Payment Amount.  See Section 14.3.
         --------------       ------------

         Proceeds.  The Insurance  Proceeds,  the  Self-Insurance  Proceeds and the Condemnation  Proceeds (each as
         --------
defined in the Lease), to the extent actually received by the lessor under the Lease pursuant to the Lease.

         Profits  and  Losses.  For each  applicable  period,  the  Partnership's  taxable  income or loss for such
         --------------------
period  determined in accordance  with Section  703(a) of the Code (for this  purpose,  all items of income,  gain, loss or deduction  required to be stated separately  pursuant to Section 703(a)(1) of the Code shall be included in taxable income or loss) with the following adjustments:

         (i)      Any income of the  Partnership  that is exempt from federal income tax and not otherwise taken in account in computing Profits or Losses pursuant to this definition shall be added to such taxable income or loss.

         (ii)     Any expenditures of the Partnership  described in Section  705(a)(2)(B) of the Code or treated as such  pursuant to  Regulation Section 1.704-1(b)(2)(iv)(i)  and not  otherwise  taken in account in computing  Profits or
Losses pursuant to this definition shall be subtracted from such taxable income or loss.

         (iii)    Depreciation  for  such  period  shall  be  taken  into  account  in  lieu  of the  depreciation, amortization and other cost recovery deductions taken into account in computing such taxable income or loss.

         (iv)     Gain or loss  resulting from any  disposition of Partnership  property with respect to which gain or loss is recognized  for federal  income tax purposes  shall be computed with  reference to the Book Value of the property disposed of, rather than the adjusted tax basis of such property.

         (v)      If any property is  distributed in kind to any Partner,  the  difference  between its fair market value and its Book  Value at the time of  distribution  shall be  treated  as  Profit or Loss,  as the case may be, recognized by the Partnership.

         (vi)     The  amount of any  adjustment  to the Book Value of any  Partnership  asset  pursuant  to clause
(iii) of the  definition  of Book Value herein  shall be taken into account as Profit or Loss from the  disposition of such asset.

         Percentage  Interest.  The  percentage  determined  by dividing  the number of Units owned by a Partner by
         --------------------
the total number of outstanding Units.

         Person.  Any natural person or any corporation,  limited liability  company,  partnership,  joint venture,
         ------
association, trust or other entity.

         Pledge. To mortgage,  pledge,  encumber or create or suffer to exist any pledge,  lien or encumbrance upon
         ------
or security interest in.  Such defined term is used in this Agreement as both a noun and a verb.

         Pro Rata.  In the ratio of the Units owned by a Partner to the total number of applicable Units.
         --------

         Proposing Partner.  See Section 9.3(c).
         -----------------       --------------

         Reconstituted  Basis.  As  to  each  Partnership  property,  the  Partnership's  basis  in  such  property
         --------------------
immediately after it is contributed to the Partnership  reduced by any depreciation and other deductions  allocated to a Partner pursuant to Section 4.4(b)(i)(a).
                         --------------------

         Regulations.  The income tax  regulations  promulgated  by  Department  of the Treasury and in effect from
         -----------
time to time.

         Related Agreements.  The Initial Related Agreements and the Occidental Related Agreements.
         ------------------

         Related  Business.  Any  business  related  to  (i)  the  manufacturing,  marketing  and  distribution  of
         -----------------
Specified  Petrochemicals;  (ii) the  purchasing,  processing  and disposing of  feedstocks in connection  with the manufacturing,  marketing and distributing of Specified  Petrochemicals;  and (iii) any research and development in connection with the foregoing.

         Related Persons.  See Section 13.1.
         ---------------       ------------

         Representative.  See Section 6.4(a).
         --------------       --------------

         SEC.  Securities and Exchange Commission.
         ---

         Second Master Transaction Agreement.   See third WHEREAS clause.
         -----------------------------------              -------

         Selling Partners.  See Section 10.2(a).
         ----------------       ---------------

         Specified Petrochemicals.
         ------------------------

         (i)      Olefins  and  olefins  coproducts  consisting  of:  ethylene,  propylene,  butadiene,  and  mixed butylenes;  aromatics and gasoline blending components (benzene,  toluene,  MTBE, alkylate,  pyrolysis  gasolines);
mixed C5 hydrocarbons;  resin formers (dicyclopentadiene,  isoprene, piperylenes, resin oil); pyrolysis liquid fuel products (pyrolysis gas oil, pyrolysis fuel oil);

         (ii)     Polyolefins  consisting of:  low-density,  linear  low-density,  and  high-density  polyethylene;
polypropylene;  ethylene/propylene  copolymers;  rotomolding and polymeric powders; wire and cable resins; adhesive tie layers; hot melt adhesive resins; colors  and concentrates; fuel additives;

         (iii)    Ethyl alcohol and ethyl ether; and

         (iv)     Ethylene oxide, ethylene glycol and derivatives thereof.

provided, however that the definition of Specified Petrochemicals shall in no event include polyvinyl chloride or resins derived from phenol compounds or dicyclopentadiene.

         Specified Petrochemicals Businesses.  The businesses related to Specified Petrochemicals.
         -----------------------------------

         Strategic Plan.  See Section 8.1.
         --------------       -----------

         Substitute  General  Partner.  A Person who is admitted as a General  Partner to the  Partnership in place
         ----------------------------
of and with all the rights of a General Partner.

         Substitute  Limited  Partner.  A Person who is admitted as a Limited  Partner to the  Partnership in place
         ----------------------------
of and with all the rights of a Limited Partner.

         Taxes.  All  taxes,  charges,  fees,  levies  or  other  assessments  imposed  by  any  taxing  authority,
         -----
including, but not limited to, income, gross receipts,  excise, property,  sales, use, transfer,  payroll, license, ad valorem,  value added,  withholding,  social  security,  national  insurance (or other similar  contributions or
payments),   franchise,  severance  and  stamp  taxes  (including  any  interest,  fines,  penalties  or  additions attributable  to, or imposed on or with respect to, any such taxes,  charges,  fees,  levies or other  assessments)
and "Tax  Return"  means any  return,  report,  information  return or other  document  (including  any  related or supporting information) with respect to Taxes.

         Tax Matters Partner.  Lyondell GP.
         -------------------
         Third Party  Claim.  Any  allegation,  claim,  civil,  criminal  or other  action,  proceeding,  charge or
         ------------------
prosecution brought by any Person other than the Partnership, any Partner or any Affiliate of a Partner.

         Transfer.  To sell,  assign  or  otherwise  in any  manner  dispose  of,  whether  by act,  deed,  merger,
         --------
consolidation, conversion or otherwise.  Such defined term is used in this Agreement as both a noun and a verb.

         Unit.  A unit representing a partnership interest in the Partnership.
         ----

         Wholly Owned  Affiliate.  As to any Person,  an  Affiliate  of such Person all of the equity  interests of
         -----------------------
which are owned,  directly or indirectly,  by a Partner, by another Wholly Owned Affiliate of such Person or by the ultimate parent entity thereof.

         Wholly Owned  Subsidiary.  As to any Person,  a subsidiary  of such Person all of the equity  interests of
         ------------------------
which are owned, directly or indirectly, by such Person.

                                               APPENDIX B
                                   TO LIMITED PARTNERSHIP AGREEMENT
                                   --------------------------------

                              PARTNERSHIP FINANCIAL STATEMENTS AND REPORTS
                              --------------------------------------------

Item & Frequency                                                                          Due Dates
----------------                                                                          ---------
Monthly:
-------
  Income Statement - current period and year-to-date                    10th work day following month-end
  Balance Sheet - current period                                        10th work day following month-end
  Cash Flow Statement - current period and year-to-date                 10th work day following month-end
  Schedule of Income Allocation - preliminary                           5th work day following month-end
  Schedule of Income Allocation - final                                 10th work day following month-end
  Calculation of Distribution of Available Net Operating Cash- final    15th work day following month-end
  Results of Operations Analysis                                        10th work day following month-end
Quarterly
---------
  Analysis for Investor Relations and Form 10-Q disclosures:
     -   Results of Operations
     -   Cash Flow                                                      15th work day following quarter-end
     -   Sales Variances                                                15th work day following quarter-end
     -   Capital Expenditures                                           15th work day following quarter-end
     -   Intercompany Transactions                                      15th work day following quarter-end
     -   Volumes                                                        15th work day following quarter-end
     -   Prices                                                         15th work day following quarter-end
     -   Unusual Items                                                  15th work day following quarter-end
                                                                        15th work day following quarter-end
  Income Statement - current quarter and year-to-date                   10th work day following quarter-end
  Balance Sheet - current period                                        10th work day following quarter-end
  Cash Flow Statement - current quarter and year-to-date                10th work day following quarter-end
  Estimate of Each Partner's Regular Taxable Income and Alternative
     Minimum Taxable Income                                             10th work day following quarter-end
Annual
------
  Analysis for Investor Relations and Form 10-K disclosures
     -   Same as quarterly requirements
     -   Plant Capacities                                               15th work day following year-end
  Audited Financial Statements                                          60 days following year-end

                                           APPENDIX C
                                TO LIMITED PARTNERSHIP AGREEMENT
                                --------------------------------

                                       EXECUTIVE OFFICERS
                                       ------------------

Dan F. Smith                             Chief Executive Officer

Eugene R. Allspach                       President and Chief Operating Officer

Joseph M. Putz                           Senior Vice President, Finance and Administration

Debra L. Starnes                         Senior Vice President, Polymers

John R. Beard                            Vice President, Manufacturing

Clifton B. Currin, Jr.                   Vice President, Supply and Optimization

J. R. Fontenot                           Vice President, Engineering

Brian A. Gittings                        Vice President, Oxygenated Chemicals

Alan Houlton                             Vice President, Customer Supply Chain

Gerald A. O'Brien                        Vice President and Secretary

Myra J. Perkinson                        Vice President, Human Resources

W. Norman Phillips, Jr.                  Vice President, Petrochemicals

Kerry F. Williams                        Vice President, Research and Development

Jeffrey L. Hemmer                        Director, Business Process Improvement

                                            APPENDIX D
                                TO LIMITED PARTNERSHIP AGREEMENT
                                --------------------------------

                                 DISPUTE RESOLUTION PROCEDURES
                                 -----------------------------

         (1)      Binding and Exclusive  Means.  Except as otherwise  provided in the  Partnership  Agreement,  the
                  ----------------------------
dispute  resolution  provisions set forth in this Appendix shall be the binding and exclusive  means to resolve all disputes arising under the Agreement (each a "Dispute").

         (2)      Standards  and  Criteria.  In resolving  any Dispute,  the  standards  and criteria for resolving
                  ------------------------
such Dispute shall,  unless the Partners involved in the Dispute in their discretion  jointly stipulate  otherwise, be as set forth in Appendix 1 to this Appendix.
                   ----------

         (3)      ADR and Binding Arbitration  Procedures.  If a Dispute arises, the following  procedures shall be
                  ---------------------------------------
implemented (with references to "Partners" meaning the Partners involved in the Dispute):

         (a)      Any Partner may at any time invoke the dispute  resolution  procedures set forth in this Appendix as to any Dispute by providing  written notice of such action to the Secretary of the Partnership,  who within five
Business Days after such notice shall  schedule a meeting to be held in Houston,  Texas  between the Partners.  The
Partners'  meeting  shall occur within 10 Business  Days after notice of the meeting is delivered to the  Partners.
The meeting shall be attended by representatives  of each Partner having  decision-making  authority  regarding the
Dispute as well as the dispute  resolution  process and who shall attempt in a  commercially  reasonable  manner to negotiate a resolution of the Dispute.

         (b)      The  representatives  of the Partners  shall  cooperate in a commercially  reasonable  manner and shall explore whether  techniques  such as mediation,  minitrials,  mock trials or other  techniques of alternative dispute  resolution might be useful. In the event that a technique of alternative  dispute  resolution is so agreed upon,  a  specific  timetable  and  completion  date  for  its  implementation  shall  also  be  agreed  upon.  The representatives  will continue to meet and discuss  settlement until the date (the "Interim Decision Date") that is the earliest to occur of the  following  events:  (i) an agreement  shall be reached by the Partners  resolving the
Dispute;  (ii) one of the  Partners  shall  determine  and notify the other  Partners in writing  that no agreement resolving the Dispute is likely to be reached;  (iii) if a technique of  alternative  dispute  resolution is agreed upon,  the  completion  date therefor  shall occur  without the Partners  having  resolved the Dispute;  or (iv) if another technique of alternative  dispute  resolution is not agreed upon, two full meeting days (or such other time period as may be agreed upon) shall expire without the Partners having resolved the Dispute.

         (c)      If,  as of the  Interim  Decision  Date,  the  Partners  have  not  succeeded  in  negotiating  a resolution of the Dispute  pursuant to subsection  (b), the Partners shall proceed under  subsections (d),  (e) and
(f).

         (d)      After  satisfying  the  requirements  above,  such Dispute  shall be  submitted to mandatory  and binding  arbitration  at the  election  of any  Partner  involved in the Dispute  (the  "Disputing  Partner").  The arbitration  shall be subject to the Federal  Arbitration  Act as  supplemented by the conditions set forth in this
Appendix.  The arbitration  shall be conducted in accordance with the Commercial  Arbitration Rules of the American
Arbitration  Association  in effect on the date the notice of  arbitration  is served,  other than as  specifically modified  herein.  In the  absence of an  agreement  to the  contrary,  the  arbitration  shall be held in Houston,
Texas.  The  Arbitrator (as defined below) will allow  reasonable  discovery in the forms  permitted by the Federal
Rules of Civil  Procedure,  to the extent  consistent with the purpose of the  arbitration.  During the pendency of the Dispute,  each Partner shall make available to the  Arbitrator  and the other  Partners all books,  records and other  information  within  its  control  requested  by  the  other  Partners  or  the  Arbitrator  subject  to the confidentiality  provisions  contained  herein,  and  provided  that no such access  shall  waive or  preclude  any objection to such  production  based on any privilege  recognized  by law.  Recognizing  the express  desire of the
Partners for an expeditious  means of dispute  resolution,  the Arbitrator may limit the scope of discovery between the Partners as may be reasonable  under the  circumstances.  In deciding the  substance of the  Partners'  claims, the laws of the State of  Delaware  shall  govern the  construction,  interpretation  and effect of this  Agreement
(including this Appendix)  without giving effect to any conflict of law principles.  The arbitration  hearing shall be commenced  promptly and conducted  expeditiously,  with each Partner  involved in the Dispute being allocated an equal  amount  of time  for  the  presentation  of its  case.  Unless  otherwise  agreed  to by the  Partners,  the arbitration  hearing  shall  be  conducted  on  consecutive  days.  Time  is of  the  essence  in  the  arbitration proceeding,  and the Arbitrator shall have the right and authority to issue monetary  sanctions  against any of the
Partners if, upon a showing of good cause,  that Partner is unreasonably  delaying the  proceeding.  To the fullest extent  permitted  by law,  the  arbitration  proceedings  and  award  shall be  maintained  in  confidence  by the
Arbitrator and the Partners.

         (e)      The Disputing  Partner shall notify the American  Arbitration  Association  ("AAA") and the other
Partners  in writing  describing  in  reasonable  detail the nature of the  Dispute  (the  "Dispute  Notice").  The arbitrator  (the  "Arbitrator")  shall be selected  within 15 days of the date of the Dispute  Notice by all of the
Partners  from the members of a panel of  arbitrators  of the AAA or, if the AAA fails or refuses to provide a list
of  potential   arbitrators,   of  the  Center  for  Public  Resources  and  shall  be  experienced  in  commercial arbitration.  In the event  that the  Partners  are unable to agree on the  selection  of the  Arbitrator,  the AAA shall  select the  Arbitrator,  using the criteria  set forth in this  Appendix,  within 30 days of the date of the
Dispute Notice.  In the event that the Arbitrator is unable to serve,  his or her  replacement  will be selected in the same manner as the  Arbitrator to be replaced.  The  Arbitrator  shall be neutral.  The  Arbitrator  shall have the authority to assess the costs and expenses of the  arbitration  proceeding  (including  the  arbitrators',  and attorneys' fees and expenses) against any or all Partners.

         (f)      The  Arbitrator  shall decide all Disputes and all  substantive  and  procedural  issues  related thereto,  and shall enforce this  Agreement in accordance  with its terms.  Without  limiting the generality of the previous  sentence,  the Arbitrator shall have the authority to issue injunctive  relief;  however,  the Arbitrator shall not have any power or  authority  to (i) award  consequential,  incidental,  indirect or punitive  damages or
(ii) amend this  Agreement.  The  Arbitrator  shall  render  the  arbitration  award,  in  writing,  within 20 days following the completion of the  arbitration  hearing,  and shall set forth the reasons for the award. In the event that the Arbitrator  awards  monetary  damages in favor of either party,  the Arbitrator  must certify in the award that no  indirect,  consequential,  incidental,  indirect or punitive  damages are  included in such award.  If the
Arbitrator's  decision  results in a monetary award, the interest to be granted on such award, if any, and the rate of such interest shall be determined by the Arbitrator in his or her  discretion.  The  arbitration  award shall be final and binding on the  Partners,  and judgment  thereon may be entered in any court of  competent  jurisdiction, and may not be appealed except to the extent permitted by the Federal Arbitration Act.

         (4)      Continuation  of Business.  Notwithstanding  the  existence of any Dispute or the pendency of any
                  -------------------------
procedures  pursuant to this  Appendix,  the Partners  agree and  undertake  that all payments not in dispute shall continue to be made and all obligations not in dispute shall continue to be performed.

                                        APPENDIX 1 TO Appendix D
                                        ------------------------

         (a)      First  priority  shall be given to maximizing  the  consistency  of the resolution of the Dispute with the  satisfaction  of all  express  obligations  of the  Partners  and  their  Affiliates  as set forth in the
Partnership Agreement.

         (b)      Second  priority  shall be given to resolution of the Dispute in a manner which best achieves the objectives of the business  activities and arrangements under the Partnership  Agreement and the Related Agreements and permits the Partners to realize the benefits intended to be afforded thereby.

         (c)      Third priority  shall be given to such other  matters,  if any, as the Partners or the Arbitrator shall determine to be appropriate under the circumstances.

                                               APPENDIX E
                                    TO LIMITED PARTNERSHIP AGREEMENT
                                    --------------------------------

                                    DIVISION OF PARTNERSHIP BUSINESS
                                    --------------------------------

         If the  Partnership  is  dissolved  and  Section  12.2(e)  applies to the winding up of the affairs of the
                                                  ----------------
Partnership,  the  Partnership  properties  shall,  to the extent  legally and  contractually  feasible and,  after satisfaction  of the liabilities of the Partnership  (whether by payment or reasonable  provision for payment),  be distributed  in kind to the  Partners  in  accordance  with a division  (the  "Division")  of the  properties.  The
Division  shall be  implemented  by  dividing  the  properties,  to the extent  feasible,  in  accordance  with the following priorities and principles:

A.       First priority shall be given to maximizing the consistency of the Division with a division of the Partnership properties that allocates to each Partner (subject to such Partner’s Percentage Interest of the Partnership’s
liabilities) Partnership properties in proportion to the value of such
Partner’s Percentage Interest in the Partnership’s business taking into account the aggregate Asset Fair Market Value of the
Partnership’s properties and the value and benefits afforded to such
Partner under the Partnership Agreement and the other Related Agreements.

B.       Second priority shall be given to the allocation of the Partner.