Form 10-K405
period 2001-12-31
MILLENNIUM CHEMICALS INC
filed 2002-03-29
CIK 1018099

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO  _________
                        COMMISSION FILE NUMBER: 1-12091

                              -------------------

                           MILLENNIUM CHEMICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                DELAWARE                                               22-3436215
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           230 HALF MILE ROAD                                            07701
              RED BANK, NJ                                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
    The aggregate market value of voting stock held by non-affiliates as of March 22, 2002 (based upon the closing price of $14.85 per common share as quoted on the New York Stock Exchange), is approximately $900 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 22, 2002, was 62,900,173 shares, excluding 14,996,413 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to be voted.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

________________________________________________________________________________

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
  1.   Business....................................................    4
  2.   Properties..................................................   23
  3.   Legal Proceedings...........................................   24
  4.   Submission of Matters to a Vote of Security Holders.........   25

                                 PART II
  5.   Market for the Registrant's Common Equity and Related
         Shareholder Matters.......................................   26
  6.   Selected Financial Data.....................................   26
  7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   28
  7A.  Quantitative and Qualitative Disclosures about Market
         Risk......................................................   44
  8.   Financial Statements and Supplementary Data.................   45
  9.   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   73

                                 PART III
 10.   Directors and Executive Officers of the Registrant..........   74
 11.   Executive Compensation......................................   74
 12.   Security Ownership of Certain Beneficial Owners and
         Management................................................   74
 13.   Certain Relationships and Related Transactions..............   74

                                 PART IV
 14.   Exhibits, Financial Statement Schedule and Reports on Form
         8K........................................................   75

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    The statements in this Annual Report on Form 10-K (the 'Annual Report') that are not historical facts are, or may be deemed to be, 'forward-looking statements' ('Cautionary Statements') as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as 'prospects,' 'outlook,' 'believes,' 'estimates,' 'intends,' 'may,' 'will,' 'should,' 'anticipates,' 'expects' or 'plans,' or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the 'Company') or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

    These forward-looking statements are only present expectations. Actual events or results may differ materially. Factors that could cause such a difference include:

     the cyclicality and volatility of the segments of the chemical industry in which the Company and Equistar Chemicals, LP ('Equistar') operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industry segments to capacity additions;

     general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors;

     the ability of Equistar to distribute cash to its partners and uncertainties arising from the shared control of Equistar and the Company's future capital commitments to Equistar;

     changes in the cost of energy and raw materials;

     the ability of raw material suppliers to fulfill their commitments;

     the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets;

     the occurrence of operating problems at manufacturing facilities of the Company or Equistar; fluctuations in currency exchange rates and other risks of doing business abroad; the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters;

     pricing and other competitive pressures; and

     exposure to legal proceedings relating to present and former operations (including proceedings based on exposure to lead pigments, asbestos and other materials) and other claims.

    A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to this Annual Report.

    Some of these Cautionary Statements are discussed in more detail under 'Business' and in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

    The Company is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

    The Company has three business segments: Titanium Dioxide and Related Products; Acetyls; and Specialty Chemicals. The Company also owns a 29.5% interest in Equistar, a joint venture owned by the Company, Lyondell Chemical Company ('Lyondell') and Occidental Petroleum Corporation ('Occidental'). The Company accounts for its interest in Equistar as an equity investment.

    The Company has leading market positions in the United States and the world:

     Through its Titanium Dioxide and Related Products business segment, the Company is the second-largest producer of titanium dioxide ('TiO[u]2') in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. The Company is also the largest merchant seller of titanium tetrachloride ('TiCl[u]4') in North America and Europe and a major producer of zirconia, silica gel and cadmium-based pigments;

     Through its Acetyls business segment, the Company is the second-largest producer of vinyl acetate monomer ('VAM') and acetic acid in North America;

     Through its Specialty Chemicals business segment, the Company is a leading producer of terpene-based fragrance and flavor chemicals;

     Through its 29.5% interest in Equistar, the Company is a partner in the second-largest producer of ethylene and the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty petrochemicals.

    The Company's business segments are strategically managed through its Operational Excellence organization ('Operational Excellence') and its Growth and Development organization. The Operational Excellence organization is managed to focus on steady cash flow and disciplined growth, and consists of the Company's high-volume TiO[u]2 operations in its Titanium Dioxide and Related Products business segment, the Company's Acetyls business segment, and the Company's interest in Equistar. The Growth and Development organization is focused on identifying, developing and managing businesses believed by the Company's management to have growth potential and operating margins exceeding chemical industry averages. The Growth and Development organization includes the Company's Specialty Chemicals business segment and the specialty and performance chemicals (Related Products) of the Company's Titanium Dioxide and Related Products business segment. The Company operates its businesses through its wholly owned operating subsidiaries, including Millennium Inorganic Chemicals Inc. (collectively, with its non-United States affiliates, 'Millennium Inorganic Chemicals'), Millennium Petrochemicals Inc. ('Millennium Petrochemicals'), and Millennium Specialty Chemicals Inc. ('Millennium Specialty Chemicals').

    The Company also owns an 85% interest in La Porte Methanol Company, L.P. (the 'La Porte Methanol Company'), a Delaware limited partnership that is included in the Company's Consolidated Financial Statements, which owns a methanol plant located in La Porte, Texas, and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. These operations were wholly owned by Millennium Petrochemicals until they were contributed to the partnership on January 18, 1999.

    The Company was incorporated in Delaware on April 18, 1996. The Company's principal executive offices are located at 230 Half Mile Road, Red Bank, NJ 07701. Its telephone number is (732) 933-5000 and its fax number is (732) 933-5240. Its website is http://www.millenniumchem.com.

    In this Annual Report: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires;
(ii) references to 'tpa' are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds); and, (iii) references to the Company's and Equistar's annual rated, processing or production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                               BUSINESS SEGMENTS

    The Company's principal operations are grouped into three business segments:
Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. See
Note 14 to the Consolidated Financial Statements included in this Annual Report. The Company also holds a 29.5% interest in Equistar that is accounted for under the equity method. See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.

                               PRINCIPAL PRODUCTS

    The following is a description of the principal products of the Company's business segments:

                   PRODUCT                                             USES
                   -------                                             ----
Titanium Dioxide and Related Products:
    Titanium dioxide ('TiO[u]2').............  A white pigment used to provide whiteness, brightness and opacity in paint and coatings, plastics, paper
                                               and elastomers.

    Titanium tetrachloride ('TiCl[u]4')......  The intermediate product used in making TiO[u]2. TiCl[u]4 is also used for: the manufacture of titanium metal,
                                               which is used to make a wide variety of products
                                               including eyeglass frames, aerospace parts and golf
                                               clubs; the manufacture of catalysts and specialty
                                               pigments; and, as a surface treatment for glass.
    Zirconium-based compounds and
      chemicals..............................  Chemicals used in coloring for ceramics, in pigment surface treatment, solid oxide fuel cells and to
                                               enhance optics.

    Ultra-fine TiO[u]2.......................  Nanoparticle and ultra-fine products used in optical, electronic, catalyst and ultra-violet absorption
                                               applications.

    Silica gel...............................  Inorganic product used to reduce gloss and control flow in coatings. Also used to stabilize and extend
                                               the shelf life of beer, plastic films, powdered food
                                               products and pharmaceuticals.

    Cadmium-based pigments...................  Inorganic colors used in engineered plastics, artists' colors, ceramics, inks, automotive refinish
                                               coatings, coil and extrusion coatings, aerospace
                                               coatings and specialty industrial finishes.
Acetyls:
    Vinyl acetate monomer ('VAM')............  A petrochemical product used to produce adhesives, water-based paint, textile coatings, paper coatings
                                               and a variety of polymer products.

    Acetic acid..............................  A feedstock used to produce VAM, terephthalic acid
                                               (used to produce polyester for textiles and plastic
                                               bottles), industrial solvents, and a variety of other
                                               chemicals.

    Methanol.................................  A feedstock used to produce acetic acid; methyl tertiary butyl ether ('MTBE'), a gasoline additive;
                                               formaldehyde; and, several other products. The
                                               Company is a producer of methanol through its 85%
                                               interest in La Porte Methanol Company.

                                                  (table continued on next page)

(table continued from previous page)

                   PRODUCT                                             USES
                   -------                                             ----
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

                     TITANIUM DIOXIDE AND RELATED PRODUCTS

TITANIUM DIOXIDE

    The Company is the second-largest producer of TiO[u]2 in the world, based on reported production capacities. TiO[u]2 is a white pigment used for imparting whiteness, brightness and opacity in a wide range of products, including paint and coatings, plastics, paper and elastomers.

    In the third quarter of 2001, the Company idled its high-cost 44,000 tpa sulfate-process plant in Hawkins Point, Maryland for an indefinite period. The idled plant primarily served the United States fine paper industry. Customers are now being provided product from the Company's other TiO[u]2 plants. Additionally, as a result of minor debottlenecking and demonstrated operating results, the chloride-process TiO[u]2 plants in Kemerton, Australia and Ashtabula, Ohio have been re-rated, increasing capacity by 10,000 and 12,000 tpa, respectively.

    The following table sets forth the Company's annual production capacity (excluding the idled Hawkins Point, Maryland sulfate-process plant and including the re-rated Kemerton, Australia and Ashtabula, Ohio chloride plants) as of the date of this report, using the chloride process and the sulfate process discussed below, and the approximate percentage of its total production capacity represented by each such process.

                   MILLENNIUM CHEMICALS' TIO[u]2 RATED CAPACITY
                            (METRIC TONS PER ANNUM)

PROCESS                                                CAPACITY
-------                                                --------
Chloride.............................................   505,000     73%
Sulfate..............................................   185,000     27%
                                                        -------    ---
        Total........................................   690,000    100%

    TiO[u]2 is produced in two crystalline forms: rutile and anatase. Rutile TiO[u]2 is a more tightly packed crystal that has a higher refractive index than anatase TiO[u]2 and, therefore, better opacification and tinting strength in many applications. Some rutile TiO[u]2 products also provide better resistance to the harmful effects of weather. Rutile TiO[u]2 is the preferred form for use in paint and coatings, ink and plastics. Anatase TiO[u]2 has a bluer undertone and is less abrasive than rutile. It is often preferred for use in paper, ceramics, rubber and man-made fibers.

    TiO[u]2 producers process titaniferous ores to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO[u]2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The newer chloride process is a high-temperature process in which chlorine is used to extract TiO[u]2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO[u]2 pigment has been produced by either the chloride or sulfate process, it is 'finished' into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

    The Company's TiO[u]2 plants are located in the four major world markets for TiO[u]2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland, and two in Ashtabula, Ohio, have aggregate production capacities of 260,000 tpa using the chloride process. The plant in Salvador, Bahia, Brazil, has a capacity to produce approximately 60,000 tpa using the sulfate process. The Company also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 100,000 tpa of titanium ores, which are generally consumed in the Salvador TiO[u]2 plant, and 16,000 tpa of zircon, which are sold to third parties. The Company's Stallingborough, United Kingdom, plant has chloride-process production capacity of 150,000 tpa. The plants in France at Le Havre, Normandy, and Thann, Alsace, have sulfate-process capacities of 95,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 95,000 tpa.

    The Company's TiO[u]2 plants operated at an average rate of 83% of installed capacity during 2001, 93% of installed capacity during 2000 and 88% of installed capacity during 1999. The decline in the operating rate in 2001 compared to 2000 was primarily due to planned curtailment of production at certain facilities in response to reduced market demand.

    Titanium-bearing ores used in the TiO[u]2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat ilmenite to extract iron and other minerals and produce slag or synthetic rutile with higher TiO[u]2 concentrations, resulting in lower amounts of wastes and by-products during the TiO[u]2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO[u]2 production plants, usually located near port facilities. The Company obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, Ukraine and Norway, generally pursuant to one- to three-year supply contracts expiring in 2002 through 2005. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 82% of the titanium ores and upgraded titaniferous raw materials purchased by the Company in 2001.

    Other major raw materials and utilities used in the production of TiO[u]2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For the Company's Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. There are certain risks related to the acquisition of raw materials from less-developed or developing countries.

    At the present time, chloride- and sulfate-process feedstock is sufficiently available due to reduced demand and additional new capacity. A number of the Company's raw materials are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the Company could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

    Of the total 586,000 metric tons of TiO[u]2 sold by the Company in 2001, approximately 60% was sold to customers in the paint and coatings industry, approximately 20% to customers in the plastics industry, approximately 16% to customers in the paper industry, and approximately 4% to other customers. The Company's ten largest customers accounted for approximately 40% of its TiO[u]2 sales in 2001. The Company experiences some seasonality in its sales because its customers' sales of paint and coatings are greatest in the spring and summer months.

    TiO[u]2 is sold either directly by the Company to its customers or, to a lesser extent, through agents or distributors. TiO[u]2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

    The global markets in which the Company's Titanium Dioxide and Related Products business segment operates are all highly competitive. The Company competes primarily on the basis of price, product quality and service. Certain of the Company's competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO[u]2. The Company is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. The Company's major competitors are E. I. DuPont deNemours and Company ('DuPont'); Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ('Kerr-McGee Chemicals'), a unit of Kerr-McGee Corporation; Huntsman Tioxide ('Huntsman'), a business segment of Huntsman International LLC; and, Kronos, Inc. ('Kronos'), a unit of NL Industries Inc. Collectively, DuPont, the Company, Huntsman, Kronos, and Kerr-McGee Chemicals account for approximately three-quarters of the world's production capacity.

    In certain applications, TiO[u]2 competes with other whitening agents that are generally less effective but less expensive. For example, paper manufacturers have, in recent years, developed alternative technologies that reduce the amount of TiO[u]2 used in paper by using kaolin and precipitated calcium carbonate as fillers in medium- and lower-priced products.

    New plant capacity additions in the TiO[u]2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity. As of the date of this report, no major new plant capacity additions or expansions have been announced in the TiO[u]2 industry.

RELATED PRODUCTS

    The Company produces a number of specialty and performance TiO[u]2-related products, some of which are manufactured at dedicated plants and others of which are manufactured at plants that also produce other TiO[u]2 products.

    Titanium Tetrachloride: The Company is the largest merchant seller of TiCl[u]4 in North America and Europe. It produces TiCl[u]4 for merchant sales at its Ashtabula, Ohio, and Thann, Alsace, France, plants. TiCl[u]4 is distributed by rail and truck as anhydrous TiCl[u]4 and as an aqueous solution, titanium oxychloride. These products are sold into a wide variety of markets, including the titanium metal, catalyst, pearlescent pigment and surface treatment markets. The principal competitors in the TiCl[u]4 market are Toho Titanium Co. and Kronos.

    Ultra-fine TiO[u]2 Products: Ultra-fine TiO[u]2 products are produced at the Thann facility in Alsace, France. These non-pigmentary products of less than 150 nanometers in size are produced and sold for their physico-chemical characteristics in various applications. The Company is a major supplier of ultra-fine TiO[u]2 used to remove nitrogen oxides from power plant emissions. The principal competitors in the ultra-fine TiO[u]2 products market are Ishihara Sangyo Kaisha, Ltd.; Kerr-McGee Chemicals; and, Tayca Corporation.

    Zirconium-based Compounds and Chemicals: A wide range of zirconium products are produced at the Rockingham, Western Australia and Thann, Alsace, France plants. These products are sold globally into the electronics, catalyst, glass, solid oxide fuel cells, and colored pigments markets. In addition, zirconium dioxide is sold internally to the Company's TiO[u]2 operations and to other TiO[u]2 producers to enhance the durability and treat the surfaces of various TiO[u]2 products. The principal competitors in this market are Daiichi Kigenso Kagakukgyo Co., Ltd. and MEL Chemicals, a subsidiary of Luxfer Holdings, PLC.

    Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's SiLCRON'r' brand of fine-particle silica is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON'r' is also used in food and pharmaceutical applications. SiL-PROOF'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica is distributed in dry form in palletized bags by truck and ocean carrier.

    Cadmium-based Pigments: The Company manufactures a line of cadmium-based colored pigments at the St. Helena, Maryland, plant, and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, the Company has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier.

                                    ACETYLS

    The following table sets forth information concerning the annual production capacity, as of the date of this report, of the Company's principal Acetyls products:

                  MILLENNIUM CHEMICALS' ACETYLS RATED CAPACITY
                         (MILLIONS OF POUNDS PER ANNUM)

PRODUCT                                                 CAPACITY
-------                                                 --------
Vinyl Acetate Monomer.................................     850
Acetic Acid...........................................   1,000

    In addition, the Company owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see 'La Porte Methanol Company,' below.

VINYL ACETATE MONOMER

    The Company is the second-largest producer of VAM in North America, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located downstream from the Company's acetic acid plant at La Porte, Texas, and has an annual production capacity of 850 million pounds as of December 31, 2001. The process used by the Company to produce VAM is proprietary.

    The principal feedstocks for the production of VAM are acetic acid and ethylene. The Company supplies its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

    On May 26, 2000, the Company executed a long-term agreement with DuPont to toll acetic acid produced at the Company's La Porte, Texas, plant through DuPont's nearby VAM plant, thereby acquiring all the VAM production at DuPont's plant not utilized internally by DuPont. The term of the contract is from January 1, 2001 through December 31, 2006 and thereafter from year-to-year. The tolling arrangement provided one-third of the VAM available for sale by the Company in 2001.

    The Company sells VAM under contracts that range in term from one to seven years, as well as on a spot basis into domestic and export markets. The majority of sales are completed under contract. The pricing for domestic contracts is generally determined by formula or index-based pricing in accordance with movements in the costs of raw materials. The Company also sells VAM to Equistar pursuant to a long-term contract at a formula-based price. The Company ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. The Company has bulk storage arrangements for VAM in the Netherlands, the United Kingdom, Italy, Turkey, Indonesia, Malaysia and Korea, to better serve its customers' requirements in those regions.

    The Company's principal competitors in the VAM business are Celanese AG ('Celanese'), BP P.L.C. ('BP'), The Dow Chemical Company ('Dow'), Acetex Chemie S.A., a subsidiary of Acetex Corporation ('Acetex') and Dairen Chemical Corporation.

ACETIC ACID

    The Company is the second-largest producer of acetic acid in North America, and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas, and has an annual production capacity as of December 31, 2001, of 1 billion pounds. In 2001, the Company used approximately 75% of its acetic acid production internally to produce VAM. The Company utilizes proprietary technology to produce acetic acid.

    The principal starting feedstocks for the production of acetic acid are carbon monoxide and methanol. The Company purchases its carbon monoxide from Linde AG ('Linde') pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the Company's synthesis gas ('syngas') plant, which is leased by Linde from the Company pursuant to a long-term lease that commenced on January 18, 1999. La Porte Methanol Company, 85% owned by the Company, supplies all of the Company's requirements for methanol. (See 'La Porte Methanol Company,' below.)

    Acetic acid not consumed internally by the Company is sold predominantly under contract into domestic and export markets. These contracts range in term from one to five years. Pricing for domestic sales under these contracts is generally determined by formula or index-based pricing in accordance with movements in the costs of raw materials. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck.

    The Company's principal competitors in the acetic acid business are Celanese; BP; Kyodo Sakusan, Acetex and Eastman Chemical Corp.

                              SPECIALTY CHEMICALS

    The Company is one of the world's leading producers of terpene-based fragrance ingredients and a major producer of flavor ingredients, primarily for the oral care markets. In addition, the Company supplies products into a number of other applications, including initiators to the rubber industry, intermediates to the vitamin market, and solvents and cleaners like pine oil to the hard surface cleaner markets.

    The Company operates manufacturing facilities in Jacksonville, Florida, and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of crude sulfate turpentine ('CST'), the Company's key raw material for producing fragrance ingredients, into alpha- and beta-pinene. The Company continues to be the largest purchaser and distiller of CST in the world. Sophisticated chemical processes are then used to produce a number of fragrance ingredients. The Jacksonville facility also produces synthetic pine oil, anethole, l-carvone and coolants. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST, utilizing a proprietary and, the Company believes, unique technology. The Company believes this technology provides a significant advantage in raw material availability and quality. The Company's technology also has significant environmental advantages. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance ingredients including citral, citronellol and dimethyloctanol. In addition, the Company operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over five million pounds.

    CST is a by-product of the kraft process of papermaking. The Company purchases CST from approximately 50 pulp mills in North America. Additionally, the Company purchases quantities of gum turpentine or its derivatives from Asia, Europe and South America, as business conditions dictate.

    The Company has experienced tightness in CST supply from time to time, together with corresponding price increases. Generally, the Company seeks to enter into long-term supply contracts with pulp mills in order to ensure a stable supply of CST. The sale of CST generates relatively insignificant revenues and profits for the pulp mills that serve as the Company's principal suppliers. Accordingly, the Company attempts to work closely and cooperatively with its suppliers and provides them with incentives to produce more CST. For example, the Company provides technical services to its suppliers to ensure turpentine recovery is maximized.

    Fragrance ingredients are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. The Company sells directly worldwide to major soap, detergent and fabric conditioner producers. It also sells a significant quantity of product to the major fragrance compounders and, to a lesser extent, producers of cosmetics and toiletries. Approximately 80% of the Company's specialty chemical sales are to users of fragrance ingredients. Approximately 60% of the Company's 2001 terpene fragrance ingredient sales were made outside the United States, to more than 40 different countries. Sales are made primarily through the Company's direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

    The markets in which the Company's terpene fragrance business competes are highly competitive. The Company competes primarily on the basis of price, quality, service and on its ability to produce its products to the technical and qualitative requirements of its customers. The Company works closely with many of its customers in developing products to satisfy their specific requirements. The Company's supply agreements with customers are typically short-term in duration (up to one year). Therefore, its Specialty Chemicals business segment is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of the Company's fragrance ingredients is used, which may affect demand for such ingredients. The Company's ten largest terpene chemical customers accounted for approximately 58% of its total specialty chemicals sales in 2001. The Company's major specialty chemicals competitors are BASF AG, Givaudan SA, Derives Resiniques Et Terpeniques (DRT), Kuraray Co. LTD and International Flavors & Fragrances Inc.

                            RESEARCH AND DEVELOPMENT

    The Company's expenditures for research and development totaled $20 million, $26 million and $26 million in 2001, 2000 and 1999, respectively. Research and development expense decreased by approximately $6 million from 2000 to 2001 due to the Company's efforts to reduce selling, development and administrative ('S,D&A') costs in the current economic environment. The Company conducts research at facilities in Baltimore, Maryland; Stallingborough, United Kingdom; Bunbury, Western Australia; and Jacksonville, Florida. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             INTERNATIONAL EXPOSURE

    The Company generates revenue from export sales (i.e., sales outside the United States by domestic operations), as well as revenue from the Company's operations conducted outside the United States. Export sales, which are made to approximately 90 countries, amounted to approximately 13%, 11% and 9% of total revenues in 2001, 2000 and 1999, respectively. Revenue from non-United States operations amounted to approximately 41%, 40% and 42% of total revenues in 2001, 2000, and 1999 respectively, principally reflecting the operations of the Company's Titanium Dioxide and Related Products business segment in Europe, Australia and Brazil. Identifiable assets of the non-United States operations represented 28% and 29% of total identifiable assets at December 31, 2001 and 2000, principally reflecting the assets of these operations. In addition, the Company obtains a portion of its principal raw materials from sources outside the United States. The Company obtains ores used in the production of TiO[u]2 from a number of suppliers in South Africa, Australia, Canada, Brazil, Ukraine and Norway. The Company's Specialty Chemicals business segment obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia, China and other Asian countries, Europe and South America.

    The Company's export sales and its non-United States manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad will increase as the

Company expands its worldwide operations. From time to time, the Company utilizes derivative financial instruments to hedge the impact of currency fluctuations on its purchases and sales.

    The functional currency of each of the Company's non-United States operations is the local currency. As a result of translating the functional currency financial statements of all its foreign subsidiaries into US dollars, consolidated Shareholders' equity decreased approximately $13 million during 2001, $46 million during 2000, and $46 million during 1999. Future events, which may significantly increase or decrease the risk of future movement in the currencies in which the Company conducts business, including the Brazilian real or the euro, cannot be predicted.

    In addition, the Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. The Company hedges certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the functional currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency transaction losses aggregated $7 million in 2001, $4 million in 2000 and $9 million in 1999.

                          EQUITY INTEREST IN EQUISTAR

    Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world with total 2001 revenues of $5.9 billion and assets of $6.3 billion at the end of 2001. Equistar is currently the world's third-largest, and North America's second-largest, producer of ethylene. Ethylene is the world's most widely used petrochemical. Equistar currently is also the third-largest producer of polyethylene in North America, and a leading producer of propylene, polypropylene, performance polymers, oxygenated products, aromatics and specialty products.

    Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former ethylene, polyethylene, ethanol and related products business to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemicals subsidiary. On January 31, 2002, Lyondell and Occidental, the Company's partners in Equistar, announced that they had agreed in principle on a proposed transaction whereby Occidental would sell its 29.5% equity interest in Equistar to Lyondell. If completed, this would bring Lyondell's ownership interest in Equistar to 70.5%, with the Company holding the remaining 29.5% interest. These transactions are subject to negotiation, completion and execution of definitive documentation, compliance with the applicable provisions of the Amended and Restated Limited Partnership Agreement of Equistar (the 'Equistar Partnership Agreement') and the Amended and Restated Parent Agreement of Equistar (the 'Equistar Parent Agreement'), approval by the Boards of Directors of Lyondell and Occidental, approval by Lyondell's stockholders and other customary conditions. There can be no assurance that the proposed transaction will be completed. See the description of the Equistar Partnership Agreement and Equistar Parent Agreement in 'Equity Interest in
Equistar -- Management of Equistar; Agreements between Equistar, Lyondell, Occidental and the Company'.

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

EQUISTAR'S PETROCHEMICAL BUSINESS UNIT

    Equistar produces petrochemicals at twelve facilities located in six states. Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefin plants use petroleum liquids, including naphtha, condensates and gas oils (collectively, 'Petroleum Liquids'), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, 'NGLs'). The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil and piperylenes. Olefin plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefin plants that are restricted in their raw material processing capability to NGLs. Equistar's Channelview and Corpus Christi, Texas facilities can process 100% and 70% Petroleum Liquids, respectively, or up to 80% and 70% NGLs, respectively, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

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

    Equistar produces ethylene oxide and derivatives thereof, including ethylene glycol, at facilities located at Pasadena, Texas and through a joint venture located in Beaumont, Texas that is 50% owned by Equistar and 50% owned by DuPont. Equistar produces synthetic ethanol at Tuscola, Illinois and denatures ethanol at facilities in Newark, New Jersey, and Anaheim, California. Equistar is outsourcing the operations of its Anaheim, California facility and anticipates shutting down the facility in the second quarter of 2002.

    The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product:

PRODUCT                                                        ANNUAL CAPACITY
-------                                                        ---------------
Olefins:
    Ethylene...............................................  11.6 billion pounds(a)
    Propylene..............................................  5.0 billion pounds(a)(b)
    Butadiene..............................................  1.2 billion pounds

Oxygenated Products:
    Ethylene oxide.........................................  1.1 billion pounds
    Ethylene glycol........................................  1.0 billion pounds
    Ethylene oxide derivatives.............................  225 million pounds
    MTBE...................................................  284 million gallons(c)
    Ethanol................................................  50 million gallons

Aromatics:
    Benzene................................................  310 million gallons
    Toluene................................................  66 million gallons

Specialty Products:
    Dicyclopentadiene......................................  130 million pounds
    Isoprene...............................................  145 million pounds
    Resin oil..............................................  150 million pounds
    Piperylenes............................................  100 million pounds
    Alkylate...............................................  337 million gallons(d)
    Diethyl ether..........................................  5 million gallons

---------

 (a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001.

 (b) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.

 (c) Includes up to 44 million gallons/year of capacity operated for the benefit of LCR.

 (d) Includes up to 172 million gallons/year of capacity operated for the benefit of LCR.

    Ethylene produced by the La Porte, Morris and Clinton facilities is generally consumed as raw material by the polymer operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced at Equistar's La Porte facility is consumed as a raw material by Equistar's polymers operations and the Company's VAM operations in La Porte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefin plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide and glycol facilities as well as Equistar's affiliates and third parties. Equistar's Lake Charles facility has been idled since the first quarter of 2001. For the year ended December 31, 2001, approximately 85% of the ethylene produced by Equistar, based on sales dollars, was consumed by Equistar's polymers or oxygenated products business or sold to Equistar's owners and their affiliates at market-related prices.

    With respect to sales to third parties, Equistar sells a majority of its olefin products to customers with whom it has had long-standing relationships, generally pursuant to written agreements that typically provide for monthly negotiation of price, customer purchase of a specified minimum quantity, and three to six year terms with automatic one- or two-year extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months.

    Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a pipeline system that has connections to numerous Gulf Coast ethylene and propylene consumers. Exchange agreements with other olefin producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and some propylene is shipped by ocean-going vessel. A pipeline owned and operated by Williams Pipeline Company is used to transport ethylene from Morris, Illinois to Tuscola, Illinois.

    The bases for competition in Equistar's petrochemical products are price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ('Chevron Phillips'), Dow, ExxonMobil Chemical Company ('ExxonMobil'), Huntsman Chemical Company, NOVA Chemicals Corporation ('NOVA Chemicals') and Shell Chemical Company. Industry consolidation has concentrated the industry in fewer and larger competitors.

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

    With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefin pipeline system, third party pipelines or Equistar's own on-site production. The polyethylene plants at Chocolate Bayou, La Porte and Pasadena, Texas are connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from third parties.

    Equistar's polymer products are primarily sold to an extensive base of established customers. Approximately fifty percent of Equistar's polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices may be changed upon mutual agreement between Equistar and its customer. Equistar sells its polymer products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its polymer products in the rest of the world. Polymers are distributed primarily by railcar.

    The bases for competition in Equistar's polymers products are price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals and Westlake Polymers. Industry consolidation has concentrated the industry in fewer and larger competitors.

MANAGEMENT OF EQUISTAR; AGREEMENTS BETWEEN EQUISTAR, LYONDELL, OCCIDENTAL AND THE COMPANY

    Equistar is a Delaware limited partnership. The Company owns its 29.5% interest in Equistar through two wholly owned subsidiaries of Millennium Petrochemicals, one of which serves as a general partner of Equistar and one of which serves as a limited partner. The Equistar Partnership Agreement governs, among other things, ownership, cash distributions, capital contributions and management of Equistar.

    The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell, Occidental and the Company include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof) (the 'Strategic Plan'), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar's partners not contemplated by an approved Strategic Plan or required to achieve or maintain compliance with health, safety and environmental laws if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period, incurring or repaying debt under certain circumstances, issuing or repurchasing partnership interests or other equity securities of Equistar, making certain distributions, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell, Occidental and the Company (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to the Company and Occidental) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

    Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997 providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. Such agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and affiliates of Occidental entered into a similar agreement with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities.

    Equistar is party to a number of agreements with Millennium Petrochemicals for the provision of services, utilities and materials from one party to the other at common locations, principally La Porte, Texas. In general, the goods and services under these agreements, other than the purchase of ethylene by Millennium Petrochemicals from Equistar and the purchase of VAM by Equistar from Millennium Petrochemicals, are provided at cost. Millennium Petrochemicals purchases its ethylene requirements at market-based prices from Equistar pursuant to a long-term contract. Equistar purchases its VAM requirements from Millennium Petrochemicals at a formula-based price pursuant to a long-term contract. Lyondell and affiliates of Occidental also entered into agreements with Equistar for the provision of services. Pursuant to the Equistar Parent Agreement, the Company, Lyondell and an affiliate of Occidental have agreed to guarantee the obligations of their respective subsidiaries under each of the agreements discussed above, including the Equistar Partnership Agreement and the asset-transfer agreements.

    The Equistar Partnership Agreement and Equistar Parent Agreement contain certain limitations on the ability of the partners and their affiliates to transfer, directly or indirectly, their interests in Equistar. The following is a summary of those limitations:

    Equistar Partnership Agreement: Without the consent of the general partners of Equistar, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partners and the non-selling partners shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partners within 45 days after receiving notice of the sale, to elect to purchase all of the partnership interests of the selling partners on the terms described in the initial notice. If all of the other non-selling partners deliver notice of acceptance, then all of the partnership interests shall be transferred in proportion to the partners' current percentage interest unless otherwise agreed. If less than all of the non-selling partners deliver notice of acceptance, the partner who delivers notice of acceptance will have the option of purchasing all of the partnership interests up for sale. The notice of acceptance will set a date for closing the purchase which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners' partnership interests will be paid in cash.

    If the non-selling partners do not elect to purchase the selling partners' partnership interests within 45 days after the receipt of initial notice of sale, the selling partners will have a further 180 days during which they may consummate the sale of their units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partners. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partners may make any transfer of their partnership interests.

    Before the selling partners may consummate a transfer of their partnership interests to a third party under the Equistar Partnership Agreement, the selling partners must demonstrate that the person willing to serve as the proposed purchaser's guarantor has outstanding indebtedness that is rated investment grade by Moody's Investor's Services, Inc. ('Moody's') and Standard & Poor's ('S&P'). If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the Equistar Partnership Agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partners and to Equistar substantially in the form of the Equistar Parent Agreement.

    Equistar Parent Agreement: Without the consent of each of Lyondell, Millennium, Oxy CH Corporation ('Oxy CH') and Occidental Chemical Holding Corporation (collectively, the 'Ownership Parents'), no Ownership Parent may transfer less than all of its interests in the entities that hold its general partnership and limited partnership interests in Equistar (the 'Partner Sub Stock') except in compliance with the following provisions.

    Each Ownership Parent may transfer all, but not less than all, of its Partner Sub Stock, without the consent of the other Ownership Parents, if the transfer is in connection with either (1) a merger, consolidation, conversion or share exchange of the Ownership Parent or (2) a sale or other disposition of (A) the Partner Sub Stock, plus (B) other assets representing at least 50% of the book value of the Ownership Parent's assets (or in the case of each of Oxy CH and Occidental Chemical Holding Corporation, 50% of the book value of Oxy CH's assets) excluding the Partner Sub Stock, as reflected on its most recent audited consolidated or combined financial statements.

    In addition, any transfer of Partner Sub Stock by any Ownership Parent described above is only permitted if the acquiring, succeeding or surviving entity, if any, both (1) succeeds to and is substituted for the transferring Ownership Parent with the same effect as if it had been named in the Equistar Parent Agreement and (2) executes an instrument agreeing to be bound by the obligations of the transferring Ownership Parent under the Equistar Parent Agreement, with the same effect as if it had been named in the instrument.

    The transferring Ownership Parent may be released from its guarantee obligations under the Equistar Parent Agreement after the successor parent agrees to be bound by the Ownership Parent's obligations.

    Unless a transfer is permitted under the provisions described above, any Ownership Parent desiring to transfer all of its Partner Sub Stock to any person, including another Ownership Parent or any affiliate of an Ownership Parent, may only transfer its Partner Sub Stock for cash consideration and will give a written right of first option to Equistar and each of the other Ownership Parents. Each offeree parent will have the option to elect to purchase all of its proportional share, in the case of both the limited partner and general partner, of all of the Partner Sub Stock of the selling parent, on the terms described in the right of first offer. If one of the offeree parents, but not the other, elects to so purchase, the selling parent shall give written notice thereof to the offeree parent electing to purchase, and that parent shall have the option to purchase all of the Parent Sub Stock held by the selling parent, including the Partner Sub Stock it has not previously elected to purchase. Any election by an offeree parent not to purchase all of the Partner Sub Stock shall be deemed a rescission of the parent's original notice of acceptance of the Partner Sub Stock of that selling parent. If one or both of the offeree parents do not elect to purchase all of the selling parent's Partner Sub Stock within 45 days after the receipt of the initial notice or within 15 days after the receipt of the notice to an offeree parent electing to purchase, if applicable, the selling parent will have a further 180 days during which it may, subject to the provisions of the following paragraph, consummate the sale of its Partner Sub Stock to a third-party purchaser at a purchase price and on other terms that are no more favorable to the purchaser than the initial terms offered to the offeree parents. If the sale is not completed within the further 180-day period, the right of first offer will be deemed to have expired and a new right of first offer shall be required before the selling parent may make any transfer of its Partner Sub Stock.

    Before the selling parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling parent shall demonstrate to the other Ownership Parents that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the Equistar Parent Agreement, has outstanding indebtedness that is rated investment grade by either Moody's or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody's, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, an Ownership Parent may transfer its Partner Sub Stock, under the previous paragraph, only if all of the following occur:
(A) the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations; (B) the transfer does not cause a default under any material contract which has been approved unanimously by the Partnership Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound; (C) the transferee executes an appropriate agreement to be bound by the Equistar Parent Agreement; (D) the transferor and/or transferee bears all reasonable costs incurred by Equistar in connection with the transfer; (E) the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to each of the other Ownership Parents and Equistar substantially in the form of the Equistar Parent Agreement; and (F) the proposed transferor is not in default in the timely performance of any of its material obligations to Equistar.

                           LA PORTE METHANOL COMPANY

    The La Porte Methanol Company is a Delaware limited partnership that owns a methanol plant and certain related facilities in La Porte, Texas. The partnership is owned 85% by the Company and 15% by Linde. Linde is also required to purchase, under certain circumstances, an additional 5% interest in the partnership. A wholly owned subsidiary of the Company is the managing general partner of the partnership. A wholly owned subsidiary of Linde is responsible for operating the methanol plant.

The partnership commenced operations on January 18, 1999 when the methanol plant and certain related facilities owned by the Company were contributed to the partnership and Linde purchased its partnership interest from the Company.

    La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 2001. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

    Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. The Company uses approximately 70 million gallons of La Porte Methanol Company's annual methanol production for the manufacture of acetic acid at the Company's La Porte, Texas, acetic acid plant. The methanol produced by La Porte Methanol Company not consumed by the Company or sold by Linde to a customer of Linde is marketed by the Company on behalf of itself and Linde. Methanol is sold under contracts that range in term from one to three years and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

    The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from the syngas plant at La Porte, Texas, owned by the Company and leased to Linde pursuant to a long-term lease that commenced January 18, 1999. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

    La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, Lyondell Methanol Company, L.P. and Caribbean Petrochemical Marketing Company Limited. The methanol produced by Lyondell Methanol Company, L.P. is marketed by Equistar.

                                   EMPLOYEES

    At December 31, 2001, the Company had approximately 3,875 full- and part-time employees. Approximately 3,167 of the Company's employees were engaged in manufacturing, 495 were engaged in sales, distribution and technology, and 213 were engaged in administrative, executive and support functions. Approximately one-fourth of the Company's United States employees are represented by various labor unions, and a significant percentage of the Company's European and Brazilian employees are represented by various worker associations. Of the Company's nine collective bargaining agreements or other required labor negotiations, four must be renegotiated on an annual basis, four others must be renegotiated in 2003, and one must be renegotiated in 2004. All required annual renegotiations relate to units outside the United States. The Company believes that the relations of its operating subsidiaries with employees, unions and worker associations are generally good.

                             ENVIRONMENTAL MATTERS

    The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (the 'Environmental Laws'). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company's operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

    The Company's annual operating expenses relating to environmental matters were approximately $63 million, $47 million and $45 million in 2001, 2000 and 1999, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $19 million, $7 million and $12 million in 2001, 2000 and 1999, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects that are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 2001 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

    From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    Certain Company subsidiaries have been named as defendants, potentially responsible parties (the 'PRPs'), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency (the 'EPA') or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25,000 and $29 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the 'KRSG'), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of the year, the EPA took over lead responsibility for the site at the request of the State. Neither the State of Michigan nor the EPA has commented on the draft study. The Company's liability at the site will depend on many factors including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

    The Company is defending two matters that involve the potential for civil penalties or sanctions in excess of $100,000. In April 1997, the Illinois Attorney General filed a complaint in Circuit Court in Grundy, Illinois alleging releases into the environment from Millennium Petrochemical's former Morris, Illinois facility (which was contributed to Equistar on December 1, 1997). In addition, on August 17, 2000, the South Carolina Department of Health and Environmental Control commenced an action in the United States District Court for the District of South Carolina against Millennium Petrochemicals, Henkel Corporation, Piedmont Chemicals Inc., Ethox Chemicals, L.L.C., and other parties seeking to establish liability for alleged waste disposal activities at a site in Simpsonville, South Carolina. The Company believes it has substantial defenses to both actions.

    The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 million and $90 million and has accrued $83 million as of December 31, 2001. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spinoff) on October 1, 1996 (the 'Demerger') from Hanson plc ('Hanson') to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which was exceeded in 2001.

    No assurance can be given that actual costs for environmental matters will not exceed accrued amounts or that estimates made with respect to indemnification obligations will be accurate. In addition, it is possible that costs will be incurred with respect to contamination, indemnification obligations or other environmental matters that currently are unknown or as to which it is currently not possible to make an estimate.

    The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Natural Resources Conservation Commission (the 'TNRCC') submitted a plan to EPA requiring the eight-county Houston/Galveston area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide emissions requiring increased capital investment by Equistar of between $200 million and $260 million before the 2007 regulatory deadline, as well as create higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. In January 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit against the TNRCC in State District Court in Travis County, Texas seeking adoption of an alternative plan to achieve the same level of air quality improvement with less adverse effects on the region. The parties have entered into a consent order whereby TNRCC will review certain scientific data regarding ozone formation in the Houston/Galveston area and, if such data conforms to the coalition's alternative plan, the regulations will be modified accordingly, subject to EPA approval. In the interim, however, EPA approved the TNRCC Plan, and the industry coalition, including Equistar, has sought judicial review of such approval.

                       PATENTS, TRADEMARKS, AND LICENSES

    The Company's subsidiaries have numerous United States and foreign patents, registered trademarks and trade names, together with applications. The Company has licensed to others certain of its process technology for the manufacture of VAM. The Company is also licensed by others in the application of certain processes and equipment designs related to its Acetyls business segment. The Company generally does not license its Titanium Dioxide and Related Products business segment's proprietary processes to third parties or hold licenses from others. While the patents and licenses of the Company's subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as the Company's proprietary titanium dioxide chloride production process, the Company's proprietary acetic acid process and the Company's proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent or license. For a discussion of litigation related to the Company's acetic acid process see Item 3, Legal Proceedings, in this Annual Report.

                               EXECUTIVE OFFICERS

    The following individuals serve as executive officers of the Company:

                NAME                                     POSITION
                ----                                     --------
William M. Landuyt...................  Chairman of the Board, President and Chief
                                         Executive Officer
Robert E. Lee........................  Executive Vice President -- Growth and
                                         Development
C. William Carmean...................  Senior Vice President -- General Counsel and
                                         Secretary
Timothy E. Dowdle....................  Senior Vice President -- Manufacturing,
                                         Operational Excellence Businesses
Marie S. Dreher......................  Vice President -- Finance
Peter P. Hanik.......................  Senior Vice President -- Technology
Richard A. Lamond....................  Senior Vice President -- Human Resources and
                                         Administration
John E. Lushefski....................  Senior Vice President and Chief Financial
                                         Officer
David L. Vercollone..................  Senior Vice President -- Commercial,
                                         Operational Excellence Businesses

    Mr. Landuyt, 46, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the United States operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and a Co-Chairman of the Equistar Partnership Governance Committee. He is also a director of Bethlehem Steel Corporation.

    Mr. Lee, 45, has served as the Executive Vice President -- Growth and Development of the Company since March 21, 2001. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 21, 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

    Mr. Carmean, 49, has served as Senior Vice President -- General Counsel and Secretary of the Company since January 1, 2002. He was Vice President -- Legal of the Company from December 1997 to December 2001. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993.

    Mr. Dowdle, 50, has served as Senior Vice President -- Manufacturing, Operational Excellence Businesses, of the Company since March 21, 2001. He served as Senior Vice President -- Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 21, 2001 and as Vice
President -- Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals' Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in December 1980.

    Ms. Dreher, 43, has served as Vice President -- Finance of the Company since March 21, 2001. She served as Senior Vice President and Chief Financial Officer of Millennium Inorganic Chemicals from August 1, 2000 to March 21, 2001. She was Vice President -- Corporate Controller of the Company from

October, 1996 to August 1, 2000. Ms. Dreher joined Hanson Industries in 1994 as Assistant Corporate Controller, and was appointed Director -- Planning and Budgeting in 1995.

    Mr. Hanik, 55, has served as Senior Vice President -- Technology of the Company since March 21, 2001. He was President and Chief Executive Officer of Millennium Petrochemicals from March 1998 to March 21, 2001. Prior to that time, he was Vice President, Chemicals and Supply Chain of Millennium Petrochemicals, where he was responsible for the Company's Acetyls business segment. Mr. Hanik joined Millennium Petrochemicals in 1974.

    Mr. Lamond, 55, has served as Senior Vice President -- Human Resources and Administration of the Company since March 21, 2001 and as Vice
President -- Human Resources of the Company from November 1997 to March 21, 2001. He served as Vice President -- Human Resources for Millennium Inorganic Chemicals from March 1997 to November 1997 and as Vice President -- Human Resources for Grove Worldwide, a subsidiary of Hanson, from September 1994 to March 1997.

    Mr. Lushefski, 46, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary that held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

    Mr. Vercollone, 54, has served as Senior Vice President -- Commercial, Operational Excellence Businesses, of the Company since March 21, 2001. He served as Senior Vice President, Commercial Operations of Millennium Inorganic Chemicals from 1998 to March 21, 2001, and as Senior Vice President -- Global Sales and Marketing and General Manager -- Americas of Millennium Inorganic Chemicals from 1997 to 1998. From 1990 to 1997, he was Vice President and General Manager -- Americas of Millennium Inorganic Chemicals. Mr. Vercollone joined Millennium Inorganic Chemicals as Vice President Sales and Marketing in 1986 and served in that position until 1990.

ITEM 2. PROPERTIES

    Set forth below is a list of the Company's principal manufacturing facilities (not including facilities of Equistar and La Porte Methanol Company), all of which are owned. In addition, the Company owns a mineral sands mine in Mataraca, Paraiba, Brazil, that supplies the Company's TiO[u]2 plant in Brazil with titanium ore, and the Company owns a syngas plant in La Porte, Texas, which it leases to Linde. The Company also leases warehouses, offices and its research facility in Baltimore, Maryland. The Company believes that its properties are well maintained and are in good operating condition.

                  LOCATION                                       PRODUCTS
                  --------                                       --------
Titanium Dioxide and Related Products
    Ashtabula, Ohio*.........................  TiO[u]2 and TiCl[u]4
    Baltimore, Maryland (Hawkins Point)*.....  TiO[u]2
    Baltimore, Maryland (St. Helena).........  Cadmium-based pigments and silica gel
    Kemerton, Western Australia..............  TiO[u]2
    Le Havre, Normandy, France...............  TiO[u]2
    Rockingham, Western Australia............  Zirconium-based compounds and chemicals
    Salvador, Bahia, Brazil..................  TiO[u]2
    Stallingborough, United Kingdom..........  TiO[u]2
    Thann, Alsace, France....................  TiO[u]2, TiCl[u]4, ultra-fine TiO[u]2, and zirconium-based compounds

Acetyls
    La Porte, Texas..........................  VAM and acetic acid

Specialty Chemicals
    Brunswick, Georgia.......................  Fragrance and flavor chemicals
    Jacksonville, Florida....................  Fragrance and flavor chemicals

                                                         (footnote on next page)

(footnote from previous page)

* The Company has two manufacturing plants at Ashtabula, Ohio, both of which use the chloride process, and two manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO[u]2 and the other of which uses the sulfate process but is currently idle.

ITEM 3. LEGAL PROCEEDINGS

    The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in fewer than 100 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is also one of a number of defendants in less than 50 inactive, or dormant, premises-based asbestos cases where the Company either has not been specifically identified by any plaintiff or where the court placed the claim on a formal registry for dormant claims, and for which no defense costs are being incurred. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims related to the assets or businesses contributed by Millennium Petrochemicals to Equistar filed on or after December 1, 2004.

    Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, school districts, individuals and one state, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. These legal proceedings are in various pre-trial stages. The Company is vigorously defending all lead-related legal proceedings.

    The pending legal proceedings relating to lead pigment or paint are as follows: The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Kayla Sabater et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992; State of Rhode Island v. Lead Industries Association, Inc., et al., commenced in the Superior Court of Providence, Rhode Island, on October 12, 1999; City of St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000; Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999; Reginald Smith, et al. v. Lead Industries Association, Inc., et al. and Earl Cofield et al. v. Lead Industries Association, Inc., et al., both commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999; The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000; Jefferson County School District v. Lead Industries Association, et al., commenced in the Circuit Court of Jefferson County, Mississippi, on April 6, 2001; Quitman County School District v. Lead Industries Association, et al., commenced in the Circuit Court of Quitman County, Mississippi, on November 27, 2001; Spring Branch Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 20, 2000; Houston Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 30, 2000; Harris County v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on April 23, 2001; and, Liberty Independent School District v. Lead Industries Association, et al., commenced in the District Court of Liberty County, Texas, on January 22, 2002. In addition, in December 2001, 24 New Jersey municipalities filed suit, and on February 11, 2002, the Supreme Court of the State of New Jersey ordered the consolidation of these cases and any future lead-based paint litigation in New Jersey as In Re Lead Paint Litigation, Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702. There can be no assurance that additional litigation will not be filed.

    Various laws and administrative regulations have, from time to time, been enacted or proposed at the federal, state and local levels and may be proposed in the future that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead paint with respect to asserted health concerns associated with the use of such products, and (ii) effectively overturn court decisions in which the Company's current subsidiary, alleged predecessor companies and other defendants have been successful. No legislation or regulations have been adopted to date that are expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    Celanese filed suit against Millennium Petrochemicals on September 30, 1999 in the United States District Court for the Southern District of Texas alleging infringement of a Celanese patent relating to acetic acid production technology. In the suit, Celanese seeks monetary damages and injunctive relief, including royalties. The Company believes it has substantial defenses to this lawsuit and is vigorously defending it.

    On January 16, 2002, Slidell Inc. ('Slidell') filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

    The Company believes that it has valid defenses to the legal proceedings described above and intends to defend these legal proceedings vigorously. However, litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. Based upon information currently available, the Company does not believe that the outcome of these proceedings will, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. For additional information, see 'Environmental and Litigation Matters' in Item 7 of this Report.

    For information concerning the Company's environmental proceedings, see 'Environmental Matters' in Item 1 of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The Company's par value $0.01 per share common stock (the 'Common Stock') is traded on the New York Stock Exchange under the symbol 'MCH'. The following table sets forth the high and low closing prices per share of Common Stock in each quarter of 2000 and 2001.

                                                               HIGH     LOW
                                                               ----     ---
    2000
    ----
    First quarter...........................................  $21.94   $12.69
    Second quarter..........................................   22.88    16.98
    Third quarter...........................................   19.19    13.25
    Fourth quarter..........................................   19.19    13.00

    2001
    ----
    First quarter...........................................  $19.00   $15.70
    Second quarter..........................................   17.36    15.05
    Third quarter...........................................   15.70     9.44
    Fourth quarter..........................................   12.84     9.50

    The Company paid a dividend of $0.135 per share of Common Stock, plus a United Kingdom (the 'UK') Notional Tax Credit of $0.015 per share, in each quarter of 2000 and 2001. On January 25, 2002, the Company declared a dividend of $0.135 per share of Common Stock payable to all holders of record on March 13, 2002. This dividend will be paid on March 29, 2002.

    In October 1996, Millennium Chemicals was formed as a result of the Demerger from UK-based Hanson. As part of the Demerger agreements, the Inland Revenue (the UK equivalent of the IRS in the United States) stipulated that Millennium be managed and controlled in the UK for a period of five years. Hence, for the past five years, Millennium has maintained dual residence for tax purposes in both the UK and the United States. The Company ceased being managed and controlled in the UK on February 4, 2002. As a result of Millennium ceasing to be a UK resident, shareholders no longer will receive a UK notional tax credit of 1.5 cents per share quarterly.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included below were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' which are included in Part II, Items 8 and 7, respectively, of this Annual Report.

SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                       2001     2000     1999    1998(4)   1997(5)
                                                       ----     ----     ----    -------   -------
                                                             (MILLIONS, EXCEPT SHARE DATA)
Income Statement Data
    Net sales....................................... $1,590     $1,793  $1,589    $1,597    $3,048
    Operating income................................     46 (1)    213     168       205       449
    (Loss) income from continuing operations........    (43)(2)    122    (326)(3)   163       188
    Basic (loss) earnings per share from continuing
      operations....................................  (0.68)      1.90   (4.71)     2.17      2.52
    Net (loss) income...............................    (43)(2)    122    (288)(3)   164       185
    Dividends declared per share plus United Kingdom
      Notional Tax Credit...........................   0.60       0.60    0.60      0.60      0.60
Balance sheet data (at period end)
    Total assets.................................... $3,004     $3,220  $3,250    $4,100    $4,326
    Total liabilities...............................  2,105      2,215   2,219     2,507     2,862
    Minority Interest...............................     21         22      16        15         -
    Shareholders' equity............................    878        983   1,015     1,578     1,464
Other data (with respect to continuing operations)
    Depreciation and amortization................... $  110     $  113  $  105    $  102    $  203
    Capital expenditures............................     97        110     109       215       152

---------

(1) Includes non-recurring restructuring and plant closure charges of $36.

(2) Includes after-tax non-recurring restructuring and plant closure charges of $24, $4 representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, and benefit of $42 from reduction of income tax accruals due to favorable developments related to matters reserved for in prior years.

(3) Includes non-recurring charge for loss in value of the Equistar interest of $639 ($400 after tax) to reduce the carrying value of the Equistar interest to estimated fair value.

(4) Includes six months of earnings of the Brazilian TiO[u]2 business acquired on July 1, 1998.

(5) Includes 11 months of the polyethylene, alcohol and related products businesses that were contributed to Equistar on December 1, 1997. Since December 1, 1997, the equity method is used to account for the Company's partnership interest. Does not include earnings of the French TiO[u]2 business acquired on December 31, 1997.

QUARTERLY FINANCIAL DATA

                                                             1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                             --------   --------   --------   --------
                                                                   (MILLIONS, EXCEPT SHARE DATA)
2001
----
Net sales..................................................   $ 444      $ 419      $ 393      $ 334
Operating income (loss)....................................      25 (1)     (2)(3)     23          -
Net (loss) income..........................................     (16)(2)    (23)(4)    (12)         8(5)
Basic (loss) earnings per share............................   (0.24)     (0.37)     (0.20)      0.13
Diluted (loss) earnings per share..........................   (0.24)     (0.37)     (0.20)      0.13

2000
----
Net sales..................................................   $ 423      $ 463      $ 473      $ 434
Operating income...........................................      46         53         54         60
Net income.................................................      25         48         35         14
Basic earnings per share...................................    0.38       0.75       0.56       0.22
Diluted earnings per share.................................    0.37       0.74       0.55       0.22

---------

(1) Includes non-recurring restructuring and plant closure charges of $5.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(2) Includes after-tax non-recurring restructuring and plant closure charges of $4, and $4 representing the Company's after-tax share of costs related to he shutdown of Equistar's Port Arthur, Texas plant.

(3) Includes non-recurring restructuring and plant closure charges of $31.

(4) Includes after-tax non-recurring restructuring and plant closure charges of $20.

(5) Includes benefit of $42 from reduction of income tax accruals due to favorable developments related to matters reserved for in prior years.

FOURTH QUARTER RESULTS

    Operating income for the fourth quarter of 2001 decreased significantly from the third quarter of 2001 in all three of the Company's business segments. Operating income decreased by $12 million in the Titanium Dioxide and Related Products business segment, primarily due to lower TiO[u]2 prices and volume as a result of weak global demand and seasonality. Although the fourth quarter TiO[u]2 operating rate of 82% was down from 86% in the third quarter due to planned production curtailments to match demand, manufacturing costs per metric ton were slightly lower in the fourth quarter compared to the third quarter as the success of programs to lower costs offset increases due to lower fixed-cost absorption. Operating income decreased by $9 million in the Acetyls business segment as both VAM and acetic acid prices fell in the fourth quarter. Additionally, fourth quarter Acetyls business segment operating profit was negatively impacted by $8 million due to unfavorable fixed-price natural gas purchase positions, which were entered into in the first quarter of 2001. Operating income decreased $2 million in the Specialty Chemicals business segment as sales volume dropped 12% in the fourth quarter due to weak market demand while prices remained flat with the third quarter. A tax benefit of $42 million was reflected in fourth quarter 2001 net income resulting from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

    The Company's principal operations are grouped into three business segments:
Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. The Company also holds a 29.5% interest in Equistar. The Company's interest in Equistar is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

    The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in 'Disclosure Concerning Forward-Looking Statements' included in this Annual Report.

HISTORICAL CYCLICALITY OF PRODUCTS

    The markets for ethylene and polyethylene, in which the Company participates through its interest in Equistar, are highly cyclical, resulting in volatile profits and cash flow over the business cycle. The global markets for TiO[u]2 and acetyls are also cyclical, although to a lesser degree. The balance of supply and demand in the markets in which the Company and Equistar do business, as well as the level of inventories held by downstream customers, has a direct effect on the sales volume and prices of the Company's and Equistar's products. For example, if supply exceeds demand, producers are often pressured to maintain sales volume with customers and, consequently, pressure to reduce prices may result. This is especially true in periods of economic decline or uncertainty, when demand may be limited and the economic conditions create caution on the part of customers to build inventory. Reaction by producers, including the Company and Equistar, is dependent on the particular circumstances in effect at the time, but could include meeting competitive price reductions, short-term curtailment of production, and longer-term temporary or permanent plant shutdowns. In contrast, the Company believes that, over a business cycle, the markets for specialty chemicals are generally more stable in terms of industry demand, selling prices and operating margins.

    Demand for ethylene and its derivatives has fluctuated from year to year. However, over the last ten years, demand for ethylene and its primary derivative, polyethylene, has increased an average of approximately 4% per year. The industry is particularly sensitive to capacity additions. Producers have historically experienced alternating periods of inadequate ethylene and/or polyethylene capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. The cyclicality of petrochemicals' profitability is further influenced by fluctuations in the price of feedstocks for ethylene, which generally follow price trends for crude oil. Producers of ethylene for merchant supply to unaffiliated customers typically experience greater variations in profitability when industry supply and demand relationships are at extremes, in comparison to more integrated competitors. Equistar currently consumes or sells approximately 85% of its ethylene production in its or its partners' downstream derivative facilities, which has the effect of reducing volatility. It is not possible to predict accurately the effect that future changes in feedstock costs, market conditions and other factors (including the cost of crude oil and natural gas) will have on Equistar's profitability.

    Currently, there is overcapacity in the petrochemical and polymer industries. Moreover, a number of Equistar's competitors in various segments of the petrochemical and polymer industries have added or are expected to add capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity has depressed and may continue to depress Equistar's volume and margins.

    Demand for TiO[u]2 is influenced by changes in the gross domestic product of various regions of the world and has fluctuated from year to year, averaging an increase of approximately 2.5% per year over the last ten years. The industry is also sensitive to changes in its customers' marketplaces, which are primarily the paint and coatings, plastics and paper industries. In recent history, consolidations and negative business conditions within certain of those industries have put pressure on TiO[u]2 prices as companies compete to keep volume placed.

MAJOR FACTORS AFFECTING 2001 RESULTS

     Weak demand for TiO[u]2 occurred in all regions of the world. The Company reduced operating rates at its plants in response to weakening demand, which increased unit production costs.

     TiO[u]2 prices fell during 2001.

     The value of the euro, British pound, Brazilian real, and the Australian dollar declined steadily versus the US dollar, further contributing to declining sales revenue when translated back to US dollars.

     Weak demand coupled with higher natural gas costs and lower operating rates led to decreased volume and margins in Acetyls. Unfavorable fixed-price natural gas purchase positions negatively impacted operating profit for 2001 by $19 million.

     Conditions in the worldwide fragrance chemical markets remained competitive due to excess capacity, and volume was negatively affected by the weak global economy.

     At Equistar, the benefits from the lower cost of crude oil and declining natural gas prices were more than offset by falling product prices and lower demand.

     Higher interest costs were incurred due to higher average debt levels and the refinancing of credit facilities with more expensive senior notes and term loans during 2001.

     The Company reduced S,D&A costs by $54 million or 27% from 2000.

OUTLOOK FOR 2002

    The Company believes the United States economy is beginning to recover and the pace of economic growth should increase in the second half of 2002. Until the economy improves, demand will continue to be soft in most world markets for most of the Company's and Equistar's products, limiting the possibility of increased sales volume or prices. Economic recovery is expected to be accompanied by a pick-up in demand, with customers first rebuilding inventory levels depleted during 2001.

    In addition, the Company has announced worldwide price increases for TiO[u]2 and Acetyls' principal products during the first quarter of 2002. The Company's major competitors have also announced price increases. The success of such increases is dependent on a rebound in demand expected from an economic turnaround. Contracts with most of the Company's large-volume TiO[u]2 customers include periods of price protection. Therefore, if the price increases are fully implemented, the benefits of such price increases may not be fully realized by the Company for several months.

    The level of natural gas prices is critical to Acetyls business segment profitability in 2002. Natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 will expire at the end of the first quarter of 2002. If natural gas prices remain at current levels, the Acetyls segment operating profit should be favorably impacted in the second quarter of 2002.

    Demand and pricing for Specialties' products, on average, are showing some signs of recovery from a very poor second half of 2001.

    Considering these factors and the uncertainty surrounding their outcome, the Company believes that the fundamentals of its wholly owned businesses during the first quarter of 2002 will be similar to those in the fourth quarter of 2001. The continued focus on cost reduction as well as the suspension of goodwill amortization in accordance with a recently enacted accounting pronouncement should result in reduced overall costs during the first quarter of 2002.

    Equistar expects continued trough conditions in the first quarter of 2002 for the global chemical markets that it serves. Pricing pressures are expected to continue for the petrochemicals and polymers businesses.

                       RESULTS OF CONSOLIDATED OPERATIONS

                                                                2001       2000       1999
                                                                ----       ----       ----
                                                              (MILLIONS, EXCEPT SHARE DATA)
Net sales...................................................   $1,590     $1,793     $1,589
Operating income............................................       46        213        168
Equity in (loss) earnings of Equistar.......................      (90)        39        (19)
Net (loss) income...........................................      (43)       122       (288)
Basic (loss) earnings per share.............................    (0.68)      1.90      (4.16)
Diluted (loss) earnings per share...........................    (0.68)      1.89      (4.16)

    The results for 2001 and 1999 included unusual items. These items should be considered in the comparison of annual results. The results for 2000 did not include any unusual items.

    Results for 2001 were increased by net after-tax income of $14 million, or $0.22 per share, for unusual items. The components of unusual items, on a before- and after-tax basis, were: a benefit from a reduction in the Company's income tax accruals by $42 million or $0.66 per share due to favorable developments related to matters reserved for in prior years; $36 million in reorganization and plant closure charges ($24 million after-tax or $0.38 per share); and $6 million ($4 million after-tax or $0.06 per share) representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.

    The provision for reorganization and plant closure costs recorded in 2001 related to reorganization activities within each of the Company's business segments. During the second quarter of 2001, $31 million was recorded in connection with the Company's announced decision to indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 million charge includes severance and other employee-related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 million write-down of assets and $2 million in other costs associated with the idling of the plant. During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded reorganization and other charges of $5 million in the Acetyls segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001. Payments of $16 million for severance and related costs and $4 million for other costs related to reorganization and plant closure have been made during the year ended December 31, 2001.

    During 1999, the Company disposed of its remaining partnership interests in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively 'Suburban Propane') for $75 million, resulting in a gain of approximately $48 million ($38 million after tax or $0.55 per share).

    In 1999, results were decreased by net after-tax expense of $351 million, or $5.07 per share, for unusual items. The components of unusual items, on a before- and after-tax basis, were: a loss in value of the Equistar interest of $639 million ($400 million after tax or $5.78 per share); a charge of $28 million ($18 million after tax, or $0.26 per share) for the Company's share of costs incurred by Equistar associated with a decision to mothball certain polymer reactors and the consolidation of certain functions at Equistar with Lyondell income from insurance and legal settlements of $24 million ($15 million after tax or $0.21 per share); $14 million ($0.20 per share) of tax benefits related to prior years; a $12 million gain ($5 million after tax or $0.08 per share) representing the Company's share of Equistar's gain on the sale of its concentrates and compounds business; charges of $7 million ($5 million after tax or $0.07 per share) for costs of an early retirement program and the initial devaluation of Brazil's currency on local debt levels; and the above-mentioned gain of $48 million ($38 million after tax or $0.55 per share) from the sale of the Company's interests in Suburban Propane.

RESULTS EXCLUSIVE OF UNUSUAL ITEMS

                                                                2001       2000       1999
                                                                ----       ----       ----
                                                              (MILLIONS, EXCEPT SHARE DATA)
Net sales...................................................   $1,590     $1,793     $1,589
Operating Income............................................       82        213        168
Equity in (loss) earnings of Equistar.......................      (84)        39         (3)
Net (loss) income...........................................      (57)       122         63

2001 VERSUS 2000

    Net sales for 2001 decreased $203 million or 11% from 2000 primarily due to weak demand in the Titanium Dioxide and Related Products business segment and declining prices across all business segments. Operating income of $82 million (excluding the reorganization charge of $36 million) decreased $131 million or 62% from last year. All three business segments were affected by the slowdown in the global economy. Excluding unusual items, operating income in the Titanium Dioxide and Related Products segment decreased $65 million or 45% from 2000. The Titanium Dioxide and Related Products business segment has experienced competitive pressure on pricing globally, reduced sales volume, and higher manufacturing costs, primarily caused by lower fixed cost absorption due to reduced plant operating rates. In the Acetyls business segment, 2001 operating profit, excluding unusual items, declined by $58 million from 2000. Profits in the Acetyls business segment decreased 118% from the prior year as the segment was severely impacted by declining prices during the third and fourth quarters, the high cost of natural gas during the first quarter as well as the impact of unfavorable fixed-price natural gas purchase positions entered during the first quarter which negatively impacted operating profit by $19 million in the last three quarters of the year. Specialty Chemicals operating profit of $12 million, excluding unusual items, was down $8 million or 40% from 2000. The Specialty Chemicals business segment remains under significant competitive pressure. Excluding the reorganization charge of $36 million, the Company reduced S,D&A costs by $54 million or 27% from 2000. This significant reduction in S,D&A costs was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and 10% reduction in workforce, reduced external consultant fees, reduced employee bonuses and travel, and various other cost reductions.

    Excluding unusual items, the Company reported a net loss of $57 million or $0.90 per share for 2001 compared to net income of $122 million or $1.90 per share for 2000. The decrease was primarily due to an equity loss from Equistar, excluding unusual items, of $84 million, compared to equity earnings of $39 million in 2000, and decreased operating profits in all three business segments.

2000 VERSUS 1999

    Net sales for 2000 increased $204 million or 13% from 1999 primarily due to strong demand for TiO[u]2 in all market areas and strong demand and higher prices for Acetyls. Operating income increased $45 million or 27% to $213 million. The Titanium Dioxide and Related Products and Acetyls business segments generated operating income 28% and 81%, respectively, higher than 1999. Operating income for the Specialty Chemicals business segment was $20 million, 29% lower than 1999. Equity earnings in Equistar increased to $39 million from a loss of $3 million in 1999, exclusive of unusual items. Basic earnings per share increased $0.99 to $1.90 in 2000 from what would have been $0.91, excluding unusual items for 1999.

                                SEGMENT ANALYSIS

    A description of the products and markets for each of the business segments is included on pages 5 through 11 of this Annual Report. Additional segment information is included in Note 14 to the Consolidated Financial Statements.

TITANIUM DIOXIDE AND RELATED PRODUCTS

                                                               2001     2000     1999
                                                               ----     ----     ----
                                                                     (MILLIONS)
Net sales...................................................  $1,145   $1,355   $1,250
Operating income............................................      49      144      112
Operating income, excluding unusual items...................      79      144      112

2001 VERSUS 2000

    Operating income for 2001 of $79 million (excluding a reorganization charge of $30 million) decreased $65 million or 45% from the prior year. Net sales decreased 15% to $1.145 billion. Overall, sales volume was down 11% and average selling prices were down 5% from the prior year in US dollar terms. In local currencies, 2001 average selling prices were down 2% from 2000.

    Sales volume in 2001 was down compared to 2000 in all three major TiO[u]2 markets: paint and coatings, 10%; plastics, 6%; and paper, 20%. TiO[u]2 sales volume was also down in all major geographic regions globally. In addition, TiO[u]2 sales prices were down in all three major markets and in all major geographic regions globally.

    For all of 2001, global economic conditions restricted demand and fueled competitive pricing situations in all markets, most notably in paint and coatings and paper. The United States and European paper markets suffered declining business conditions, adversely affecting TiO[u]2 volume and price into these markets. These economic and business conditions continued in the fourth quarter. TiO[u]2 sales volume and price in the fourth quarter of 2001 declined 16% and 9%, respectively, from the fourth quarter of 2000. Operating income for the segment was $9 million for the fourth quarter of 2001 compared to $21 million in the third quarter of 2001 and $38 million in the fourth quarter of 2000.

    The overall operating rate for the Company's TiO[u]2 plants in 2001 was 83% compared to 93% for the prior year. Production was curtailed in line with reduced market demand. The Company idled its 44,000 tpa Hawkins Point, Maryland sulfate-process plant and re-rated its Kemerton, Australia and Ashtabula, Ohio plants at the end of the third quarter of 2001, reducing annual nameplate capacity from 712 thousand to 690 thousand metric tons.

    The overall TiO[u]2 cost per metric ton increased 1% in 2001. Productivity and reliability improvements, cost-cutting initiatives, and the benefit of translating local currency manufacturing costs into a stronger US dollar were more than offset by lower fixed cost absorption due to decreased production and by increases in raw material costs compared to the prior year.

    In 2001, S,D&A costs were $39 million or 24% lower than 2000. This significant reduction in S,D&A costs was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization, reduction in workforce, reduced external consultant fees, reduced employee bonuses and travel, and various other cost reductions.

    As more fully described under Recent Accounting Developments in Note 1 to the Consolidated Financial Statements, due to the adoption of a new accounting pronouncement as of January 1, 2002, the amortization of goodwill has been suspended. Goodwill amortization expense of $2 million was included in Operating income of the Titanium Dioxide and Related Products business segment in 2001.

OUTLOOK FOR 2002

    Market conditions in TiO[u]2 remain very competitive in the currently weak economic environment. Accordingly, first quarter 2002 operating results are expected to be similar to the fourth quarter of 2001. Global TiO[u]2 prices at the start of 2002 were lower than the fourth quarter 2001 average, but price increases have been announced by most major producers, including the Company. The Company's announced TiO[u]2 price increases scheduled to become effective beginning March 1, 2002 are: USD $0.05 per pound in the United States; CAN $0.10 per pound in Canada; euro 150 per metric ton in Western Europe, Eastern Europe, Middle East and Africa; USD $100 per metric ton in Asia/Pacific; AUS $150 per metric ton in Australia; USD $100 per metric ton in Latin America; and USD $50 per metric ton in Brazil. The increases were announced to begin to restore margins, which have become unacceptably poor after more than a year of rapid and excessive price decreases in all world areas. The success of the implementation of these increases is dependent upon an increase in downstream customer demand. Contracts with most of the Company's large-volume TiO[u]2 customers include periods of price protection. Therefore, if the price increases are fully implemented, the benefits of such price increases may not be fully realized by the Company for several months. Demand in 2002 has begun the year weaker than last year, but better than the end of 2001. The Company will continue to reduce operating rates at its plants to match market demand with supply and remains focused on realizing benefits from cost containment measures.

2000 VERSUS 1999

    Net sales for 2000 of $1.355 billion increased 8% from $1.250 billion in 1999. Operating income for 2000 of $144 million was $32 million, or 29% higher than 1999. Strong demand across all regions, except Latin America where demand was flat, drove increased sales volume.

    Sales volume for 2000 increased 9% over 1999. The strongest gains were in Asia/Pacific (27%) and Europe, including the Middle East and Africa (11%). The average worldwide selling price for TiO[u]2 was 1% lower than in 1999. Local currency price increases were successfully implemented in all regions. The most significant local currency price increases were in Europe (10%) and Asia/Pacific (18%). However, declines in the value of the euro and the Australian dollar versus the US dollar more than offset these local currency price increases when ultimately translated into US dollars for reporting purposes.

    The overall operating rate of the Company's TiO[u]2 plants in 2000 was 93% versus 88% in 1999 based on annual effective capacity of 712 thousand metric tons. The improvement in the operating rate was due to increases in demand in most regions and to better plant reliability, principally resulting from the elimination of operational difficulties experienced during 1999 in connection with an expansion of capacity and introduction of new technology at the Stallingborough, United Kingdom facility.

    The overall TiO[u]2 cost per metric ton declined 2% in 2000. Productivity and reliability improvements and the benefit of translating local currency manufacturing costs into a stronger US dollar more than offset increases in raw material costs.

ACETYLS

                                                             2001   2000   1999
                                                             ----   ----   ----
                                                                 (MILLIONS)
Net sales................................................... $355   $337   $227
Operating (loss) income.....................................  (14)    49     27
Operating (loss) income, excluding unusual items............   (9)    49     27

2001 VERSUS 2000

    Acetyls operating loss for 2001 was $9 million (excluding a reorganization charge of $5 million), a decrease of $58 million or 118% from 2000. Net sales increased $18 million to $355 million, primarily due to higher prices and higher VAM sales volume in the first half of the year compared to 2000. The operating loss in the fourth quarter of 2001 was $10 million compared to a loss of $1 million in the third quarter of 2001 and income of $19 million in the fourth quarter of 2000 as deteriorating business conditions over the course of 2001 impacted the Acetyls business segment.

    The high cost of natural gas compared to the prior year and lower fixed cost absorption due to decreased operating rates were the primary causes for decreased profits in 2001. The Company did not enjoy the full benefit of lower natural gas prices in the last half of the year because of unfavorable fixed-price purchase positions entered into during the first quarter of 2001 that negatively impacted operating profit by approximately $19 million for the year. Additionally, the Acetyls operating profit in 2001 was unfavorably impacted by approximately $8 million as the tolling arrangement with DuPont restricted the Company's ability to operate its VAM plant at normal rates and limited external sales of acetic acid.

    Average VAM prices for 2001 decreased 1% from the prior year, while acetic acid and methanol prices increased 3% and 6%, respectively. With the declining cost of natural gas, the global economic slowdown, and continued oversupply in the marketplace, price increases that were achieved during the first half of 2001 were eroded by rapidly falling prices in the second half. VAM volume increased 9% in 2001 versus the prior year primarily due to the tolling arrangement with DuPont offset by a generally weaker market. Acetic acid volume was down 30% for the year 2001, due mainly to reduced merchant sales as a result of acetic acid shipped to the DuPont facility under the tolling arrangement and weak demand in the United States and Europe. Methanol volume increased 3% in 2001.

    In 2001, S,D&A costs were $13 million or 59% lower than 2000. This significant reduction was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and reduction in workforce, reduced employee bonuses, and various other cost reductions.

OUTLOOK FOR 2002

    First quarter 2002 results are expected to be similar to the fourth quarter 2001 results. Pricing and demand remain weak. The fixed-price purchase positions for natural gas expire at the end of the first quarter of 2002. If natural gas prices remain at current levels, the Acetyls segment operating profit should be favorably impacted in the second quarter of 2002.

    As more fully described under Recent Accounting Developments in Note 1 to the Consolidated Financial Statements, due to the adoption of a new accounting pronouncement as of January 1, 2002, the Company expects to report a reduction in goodwill of $275 million associated with the Acetyls business segment in the first quarter of 2002 as a charge for the cumulative effect of a change in accounting principle. Additionally, under the new guidelines, goodwill amortization will be suspended and no longer included in Operating income of the Acetyls business segment. Goodwill amortization expense of $11 million was included in Operating income of the Acetyls business segment in 2001.

2000 VERSUS 1999

    Net sales for 2000 of $337 million were 48% above 1999, and operating profit was 81% higher than 1999, at $49 million. The higher sales and profits were primarily due to increased demand for VAM, as well as higher selling prices for all products.

    Demand for VAM was strong in all regions for all of 2000. Sales volume increased 24% over 1999 levels, although it began to drop off late in the fourth quarter of 2000 due to a general slowdown in worldwide business conditions and the effects of customers' year-end inventory reduction. Selling prices in 2000 increased 27% over 1999.

    Acetic acid sales volume declined approximately 2% from 1999 levels. Domestic volume was down significantly during the first half of 2000 because a major customer experienced problems at its facility. These lost sales were partially offset by unplanned sales to one of the Company's competitors. European sales volume was strong for all of 2000. Overall, selling prices for 2000 were up 24%.

    Methanol volume for 2000 was 15% below 1999 primarily due to production problems at the Company's supplier of syngas. Prices increased during 2000 due to production problems at several of the Company's competitors and higher natural gas costs.

SPECIALTY CHEMICALS

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                  (MILLIONS)
Net sales...................................................  $ 90   $101   $112
Operating income............................................    11     20     28
Operating income, excluding unusual items...................    12     20     28

2001 VERSUS 2000

    Operating income for 2001 was $12 million (excluding a reorganization charge of $1 million), a decrease of $8 million or 40% from the prior year. Net sales decreased 11% to $90 million. Fourth quarter 2001 operating income was $1 million compared to $3 million in both the third quarter of 2001 and the fourth quarter of 2000.

    Average selling prices were down 3% from 2000. Competitive conditions in the fragrance chemical market adversely impacted prices, as did the continued strength of the US dollar. Sales volume was down 9% from 2000 as a result of competitive conditions and the global economic slowdown. The fourth quarter of the year was particularly soft, resulting from global economic uncertainty.

    The average cost of CST, the principal raw material for the business, remained relatively level with the prior year.

    In 2001, S,D&A costs were $2 million or 13% lower than 2000. This significant reduction was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and various other cost reductions.

OUTLOOK FOR 2002

    The market for fragrance chemicals remains competitive and this situation continues to be exacerbated by the strong US dollar. Even so, price increases were enacted for most fragrance chemical offerings, as well as for most cleaners and solvents. After the very difficult year in 2001, some volume recovery is expected in 2002. In addition, new product development efforts continue, with a new cooling agent and a new flavor chemical being launched at the beginning of 2002. CST costs are expected to remain flat for the first quarter of 2002, due to the unfavorable conditions in the broader market for that feedstock.

2000 VERSUS 1999

    The worldwide fragrance chemicals business remained very competitive during 2000 due to industry overcapacity. Net sales declined 10% to $101 million from $112 million in 1999. Operating profits declined 29% to $20 million from $28 million in 1999. Sales volume increased 10% in 2000, primarily due to higher sales of lower margin products.

    Average selling prices for 2000 declined 18% from 1999. The decline in the value of the euro and industry overcapacity placed significant pressure on the Specialty Chemicals business segment to reduce prices.

    The average cost of CST was $0.85 per gallon versus $1.27 per gallon in 1999.

EQUISTAR

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                  (MILLIONS)
Equity in (loss) earnings of Equistar.......................  $(90)  $39    $(19)
Equity in (loss) earnings of Equistar -- excluding unusual
  items.....................................................   (84)   39      (2)

2001 VERSUS 2000

    An equity loss of $84 million (excluding a $6 million charge representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant) was recorded in 2001 compared to equity income of $39 million in 2000. Equistar reported a net loss for 2001 of $283 million compared to net income of $153 million for 2000. Operating profits were lower than the prior year in the petrochemicals segment, whose primary product is ethylene. Equistar's other segment experienced operating losses similar to those incurred in 2000. Overall, lower demand and selling prices were only partially offset by lower costs. Additionally, Equistar's interest costs increased by $7 million in 2001 compared to 2000.

    Petrochemicals segment operating profit for 2001 was 60% below the prior year. Sales volume for this segment decreased by 12% from the prior year, while the average selling price dropped 15% year over year. Cost of sales for this segment decreased 19% compared to the prior year. The effect of the decrease in sales volume and lower average raw material costs was partly offset by decreases in co-product prices. Benchmark crude oil prices, which affect the cost of raw materials, averaged 14% lower in 2001 compared to 2000, while benchmark prices for co-product propylene averaged 23% lower in 2001 compared to 2000.

OUTLOOK FOR 2002

    Weak business conditions for the industry have continued through February 2002, and so far there has been no evidence of solid demand growth in Equistar's markets that would indicate dramatic change. Equistar expects continued trough conditions in the first quarter of 2002 for the global chemical markets it serves. Pricing pressures are expected to continue for the petrochemicals and polymers businesses.

    As described more thoroughly under Recent Accounting Developments in Note 1 to the Consolidated Financial Statements, due to the adoption of a new accounting pronouncement as of January 1, 2002, Equistar expects to report an impairment of goodwill in the first quarter of 2002. The expected write-off would require an adjustment of approximately $30 million to reduce the carrying value of the Company's investment in Equistar. Under the new guidelines, goodwill amortization will be suspended. The Company's share of Equistar's goodwill amortization expense for 2001 included in Equity in (loss) earnings on Equistar was approximately $10 million.

2000 VERSUS 1999

    Business conditions at Equistar, which declined slightly in the fourth quarter of 1999, continued to decline in the first quarter of 2000. The second quarter of 2000 and the early third quarter began to improve as product pricing increased and feedstock costs stabilized. Late in the third quarter, however, rising crude oil and natural gas prices, as well as declining ethylene and polymer selling prices, led to trough-like conditions in the fourth quarter of 2000 and into 2001.

    Equistar's net income for 2000 increased from $32 million in 1999 to $153 million in 2000. Ethylene sales volume declined 3% from 1999 levels. Sales volume for the first half of 2000 exceeded 1999 levels, but fell in the second half of the year. Average selling prices increased steadily throughout the first half of 2000, peaked in the second quarter and then declined throughout the remainder of the year. Average selling prices for ethylene increased 38% in 2000.

    Polymer sales volume declined 2% from 1999 levels. Although selling prices increased 10-15% on average from 1999 levels, margins were negatively impacted by the significantly higher cost of ethylene.

    Feedstock costs were volatile during the year. Crude oil prices started the year at $26 per barrel and peaked at $34 per barrel in November 2000. The steep increase in natural gas prices during the second half of the year also had a significant negative impact on profits.

                                INTEREST EXPENSE

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                  (MILLIONS)
Interest expense, net.......................................  $ 82   $ 77   $ 69

    During 2001, interest expense, net of interest income, increased $5 million to $82 million from $77 million in the prior year. Included in determining interest expense for 2001 is a benefit of approximately $5 million from interest rate swap agreements. The gross increase in interest expense (excluding the $5 million benefit from the swap agreements) was due to higher average debt levels throughout the year compared to the prior year and the higher cost of debt due to the Company's refinancing of debt described below in Liquidity and Capital Resources, which included the issuance of seven-year notes at 9.25%. Interest expense, net in 2000 was $77 million versus $69 million in 1999, primarily due to slightly higher debt levels.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company's businesses. The amount of cash distributions received from Equistar are affected by its results of operations and current and expected future cash flow requirements. The Company did not receive any cash distributions from Equistar during 2001 and it is unlikely the Company will receive any cash distributions from Equistar in 2002.

    Cash provided by operating activities for the year ended December 31, 2001 was $112 million compared to $20 million provided in the year ended
December 31, 2000. The increase was due to favorable changes in working capital, primarily favorable movements in accounts receivable, inventory, and accounts payable during 2001. The Company also made a large unusual payment of legacy tax liabilities in 2000, which did not recur in 2001. Aggressive efforts in 2001 to collect accounts receivable, reduce raw materials inventory levels and extend vendor terms resulted in cash generation of $137 million in 2001.

    Cash used in investing activities in the year ended December 31, 2001 was $78 million compared to $23 million used in 2000. The Company spent approximately $97 million in 2001 for capital expenditures, down from $110 million in 2000, and received $19 million in proceeds from sales of Property, plant and equipment (including proceeds of $17 million from the Research Center Sale Leaseback transaction more fully described in Note 3 to the Consolidated Financial Statements) in 2001 compared to $4 million in the prior year. There were no distributions from Equistar in 2001, while $83 million was received during 2000.

    Cash used in financing activities was $22 million in the year ended 2001 compared to $7 million provided in 2000. Financing activities in 2001 included $13 million of net debt proceeds, while 2000 included $107 million of net debt proceeds and $65 million used for the repurchase of Common Stock. Dividends paid to shareholders totaled $35 million in both years.

    In 2000, the Company's cash flows from operations decreased slightly to $20 million versus $23 million in 1999. Cash flow was negatively impacted by increases in trade receivables and inventories, as well as decreases in accrued expenses and other liabilities. Capital expenditures for 2000 were $110 million, which were $1 million more than 1999. Distributions from Equistar were $83 million, 11% more than in 1999. Cash flows from investing activities in 1999 included proceeds from the transactions with Linde relating to the Company's syngas unit and methanol production facility and the sale of the Suburban Propane investment, of $123 million and $75 million, respectively. In 2000, the Company paid

$151 million in taxes and interest to settle certain issues relating to the tax years 1986 through 1988. In addition, the Company utilized $65 million to repurchase shares of outstanding Common Stock, as described below.

    During 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with the combined proceeds of a new five-year credit agreement (the 'Credit Agreement'), which provided a $175 million revolving credit facility and $125 million in term loans, and the issuance of $275 million aggregate principal amount of 9.25% Senior Notes due June 15, 2008 (the '9.25% Senior Notes'). At December 31, 2001, $157 million was available under the revolving credit facility. The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria.

    The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. In the fourth quarter of 2001, the Company requested and obtained an amendment to these and certain other covenants given the difficult business environment at the time, which continued in early 2002. The Company was in compliance with these amended covenants at December 31, 2001. The Company is required to maintain a Leverage Ratio of no more than 6.75 to 1.00 for the first and second quarters of 2002, 6.50 to 1.00 for the third quarter of 2002 and 6.00 to 1.00 for the fourth quarter of 2002 and an Interest Coverage Ratio of no less than 2.00 to 1.00 for all quarters of 2002. If economic and business conditions improve during 2002, as expected, it is likely that such covenant requirements will be met by the Company. However, if such conditions do not improve and the Company operates at similar levels as in the fourth quarter of 2001, the Company may be required to request either a waiver of or an amendment to one or both of these financial covenants. The Company believes it would be able to obtain such waiver or amendment if required. This situation is monitored frequently in order to assess the likelihood of such compliance.

    The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the '7.00% Senior Notes') and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the '7.625% Senior Debentures') allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America, Inc. ('Millennium America'), a wholly owned indirect subsidiary of the Company. Any reduction in Consolidated Net Tangible Assets below $1.933 billion would reduce the Company's availability under the revolving credit portion of the Credit Agreement.

    The indenture governing the Company's 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends would be limited.

    At December 31, 2001, the Company was in compliance with all covenants in the Credit Agreement as amended, and in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

    In the ordinary course of business, the Company enters into contractual obligations to purchase raw materials and utilities for fixed or minimum amounts. Following is a schedule that shows unconditional purchase obligations with terms greater than one year as well as certain other contractual obligations with terms greater than one year:

                                    2002   2003   2004   2005   2006   THEREAFTER   TOTAL
                                    ----   ----   ----   ----   ----   ----------   -----
                                                          (MILLIONS)
Long-Term Debt....................  $ 11   $ 11   $  9   $ 59   $566     $  527     $1,183
Operating Leases..................    19     17     15     13     11         99        174
VAM Toll..........................    55     57     59     64     61          -        296
Unconditional Purchase
  Obligations.....................   176    184    141    109     85        831      1,526
                                    ----   ----   ----   ----   ----     ------     ------
    Total Contractual
      Obligations.................  $261   $269   $224   $245   $723     $1,457     $3,179
                                    ----   ----   ----   ----   ----     ------     ------
                                    ----   ----   ----   ----   ----     ------     ------

    The Company is currently rated BBB- by S&P and Ba1 by Moody's. The
Company's investment grade rating was placed on negative outlook by S&P on October 1, 2001. If the Company were to be downgraded by S&P, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments. Based on current market prices of these instruments, the Company could be required to place an additional $8 million on deposit with the counterparty of these transactions. In addition, the Company could be required to provide a $2.5 million letter of credit in accordance with a real estate lease. Obtaining this letter of credit could result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

    The Company's focus in 2002 is to continue to reduce costs, working capital levels and capital spending. The Company believes these efforts, as necessary, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company's cash requirements until business conditions improve. At March 27, 2002, the Company had $68 million outstanding (outstanding borrowings of $60 million and outstanding letters of credit of $8 million) of the maximum available credit line of $175 million under the revolving credit portion of the Credit Agreement and $115 million outstanding under the term loan portion of the Credit Agreement.

    On March 27, 2002, the Company completed a European accounts receivable securitization transaction. Proceeds from this transaction were approximately $43 million and will be used, primarily, to pay down debt outstanding under the Credit Agreement.

SHARE REPURCHASE PROGRAMS

    In January 1999, the Board of Directors authorized the Company to spend up to $200 million to repurchase Common Stock. This program was completed in October 1999 with a total of 8,893,600 shares repurchased, representing over 10% of total outstanding shares. In March 2000, the Board of Directors authorized the repurchase of up to 3,500,000 additional shares. This stock repurchase program was completed in June 2000 with a total of 3,500,000 shares repurchased, representing 5% of the total shares outstanding at the beginning of the year.

CAPITAL EXPENDITURES

                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                   (MILLIONS)
Additions to property, plant and equipment..................   $97    $110    $109

    Capital spending for 2001 was $97 million compared to depreciation and amortization of $110 million. The 12% decrease in capital spending from 2000 reflects the Company's current focus on optimization of its capital base. Major expenditures included continuation of projects begun in 2000, including design and installation of a dredge and certain related processing equipment in Mataraca, Paraiba, Brazil and the installation of new TiO[u]2 packaging equipment, as well as environmental improvement projects at the Company's TiO[u]2 manufacturing locations in France. In addition, expenditures included cost reduction and yield improvement projects at various sites. Planned capital spending in 2002 is expected to be reduced further in alignment with the Company's Operational Excellence strategy to optimize its current capital asset base and maintain disciplined capital investment focused primarily on safety, environmental and cost reduction projects, and is currently estimated between $60 and $70 million.

    Capital expenditures in 2000 totaled $110 million, which was similar to 1999 levels. Significant capital expenditures during 2000 included multi-year projects, such as the design and installation of new packaging equipment at several of the Company's TiO[u]2 manufacturing facilities and the dredge project at the Company's raw material mine in Mataraca, Paraiba, Brazil. Expenditures also included various cost reduction and yield improvement projects in all of the businesses.

    Capital expenditures in 1999 totaled $109 million, a 49% decrease from 1998. Additions to plant and equipment in 1999 were largely in support of completing the SAP-based enterprise resource planning system implementation worldwide, excluding Brazil; creating a new research and technology center; and various cost reduction and yield improvement projects in all the business units. The Company spent $98 million over the course of 1999 and 1998 related to the implementation of the SAP-based enterprise resource planning system. In connection with this implementation, $80 million of costs were capitalized, and $18 million of costs were expensed.

FINANCING AND CAPITAL STRUCTURE

    Net debt (short-term and long-term debt less cash) at December 31, 2001 totaled $1.073 billion versus $1.090 billion at the end of 2000. At December 31, 2001, the Company had approximately $167 million of unused availability under short-term uncommitted lines of credit and its Credit Agreement.

    Millennium America has entered into an indemnity agreement with Equistar pursuant to which Millennium America may be required to contribute to Equistar an amount equal to up to the lesser of $750 million or the sum of the principal amount outstanding under the term loan portion of Equistar's credit facility (not to exceed $275 million) and Equistar's 10.125% Senior Notes due 2008 (not to exceed $475 million), in each case together with interest. However, pursuant to the terms of this indemnity agreement, the Company is only required to pay this amount to Equistar if the lenders under such credit facility or the holders of such Senior Notes have not been able to obtain payment after pursuing and exhausting all their remedies against Equistar, including the liquidation of Equistar's assets. The indemnity expressly does not create any right in favor of such lenders or such holders or any person other than Millennium America, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the lenders under such credit facility or the holders of such Senior Notes. The indemnity agreement was entered into in 2001 to replace a prior guarantee by Millennium America of up to $750 million of Equistar's debt.

    The indemnity will remain in effect indefinitely but at any time after December 31, 2004 Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity if certain conditions are met, including financial ratios and covenants relating to Equistar. In addition, Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity in the event the Company sells its interests in the subsidiaries that directly hold the partnership interests of Equistar or if those subsidiaries sell their interests in Equistar, provided a financial condition relating to Equistar is met.

                      ENVIRONMENTAL AND LITIGATION MATTERS

    Certain subsidiaries of the Company have been named as defendants, PRPs or both in a number of environmental proceedings, including the Kalamazoo River site for which a study group of which the Company's subsidiary is a member has proposed a long term remedy at a total collective cost of approximately $73 million. In addition, the Company and various of its subsidiaries are defendants in a number of other pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries; cases alleging historic premises-based exposure to asbestos-containing materials at various worksites; and, cases alleging personal injury, property damage and remediation costs associated with use of lead in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry.

    With respect to the non-environmental legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. As discussed in more detail under 'Critical Accounting Policies -- Environmental Liabilities, Legal and Tax Matters' below, the Company believes that the reasonably probable and estimable range of potential liability for such contingencies collectively, which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 million and $90 million and has accured $83 million as of December 31, 2001. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See Note 13 to the Consolidated Financial Statements included in this Annual Report.

                                   INFLATION

    The financial statements are presented on a historical cost basis. While the United States inflation rate has been modest for several years, the Company operates in many international areas with both inflation and currency instability. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

                            FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's non-United States operations (principally, the Company's TiO[u]2 operations in the United Kingdom, France, Brazil and Australia) is the local currency. Consolidated Shareholders' equity decreased approximately $13 million in 2001, $46 million in 2000, and $46 million in 1999, as a result of translating subsidiary financial statements into US dollars. The 1999 devaluation of Brazil's currency, the real, had a $6 million negative impact on the Company's consolidated operations despite a majority of sales in Brazil being referenced to US dollar prices. Future events, which may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, cannot be predicted.

    The Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. Revenues earned outside the United States accounted for 54%, 51% and 51% of total revenues in 2001, 2000 and 1999, respectively. These revenues were denominated in US dollars as well as other currencies.

    Net foreign currency transaction losses aggregated $7 million in 2001, $4 million in 2000 and $9 million in 1999.

                 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    As more fully described in Note 8 to the Consolidated Financial Statements included in this Annual Report, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are high-credit-quality institutions. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

    Derivative contracts outstanding at December 31, 2001 were as follows:

                       FOREIGN CURRENCY FORWARD CONTRACTS

                              NOTIONAL AMOUNT       UNREALIZED         WEIGHTED AVERAGE
                            (US$ EQUIVALENT)(1)   GAIN/(LOSS)(2)       SETTLEMENT PRICE
                            -------------------   --------------       ----------------
                                   (DOLLARS, IN MILLIONS)
LESS THAN 1 YEAR
Receive US$/Pay AUS$......         $ 19                $  -            0.5089 US$/AUS$
Receive AUS$/Pay US$......           51                   1            0.4969 US$/AUS$
Receive US$/Pay euro......            4                   -            0.9017 US$/euro
Receive GPB/Pay euro......          111                   2            0.6233 GBP/euro
Receive US$/Pay GBP.......           39                  (1)            1.4380 US$/GBP
Receive GBP/Pay JPY.......            1                   -            169.0300 JPY/GBP
Receive GBP/Pay US$.......            9                   -             1.4488 US$/GBP
Receive euro/Pay US$......            4                   -            0.8819 US$/euro
                                                       ----
                                                       $  2
1-2 YEARS
Receive US$/Pay GBP.......         $ 29                $  -             1.4158 US$/GBP
                                                       ----
    Total                                              $  2
                                                       ----
                                                       ----

---------

(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2001.

(2) As of December 31, 2001.

                        COMMODITY DERIVATIVE INSTRUMENTS

                                                    UNREALIZED         WEIGHTED AVERAGE
                            NOTIONAL AMOUNT       GAIN/(LOSS)(1)       SETTLEMENT PRICE
                            ---------------       --------------       ----------------
                                  (DOLLARS, IN MILLIONS)
LESS THAN 1 YEAR                                                       Pay $4.42/mmbtu,
Natural Gas Swap                                                       receive NYMEX
Contracts..........                $  1                $ (1)           settlement


2-3 YEARS                                                              Pay $5.01/mmbtu,
Natural Gas Swap                                                       receive NYMEX
Contracts..........                  17                  (9)           settlement
                                                       ----
    Total                                              $(10)
                                                       ----
                                                       ----

---------

(1) As of December 31, 2001.

      NON-DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER MARKET-RELATED RISKS

    See Note 9 to the Consolidated Financial Statements included in this Annual Report.

                          CRITICAL ACCOUNTING POLICIES

    The preparation of the Company's financial statements requires management to apply generally accepted accounting principles to the Company's specific circumstances and make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company considers the following accounting policies to be critical to the preparation of the Company's financial statements:

    Environmental Liabilities, Legal and Tax Matters -- The Company periodically reviews matters associated with potential environmental obligations, legal matters and tax claims brought against the Company, its subsidiaries and predecessor companies and evaluates, accounts, reports and discloses these matters in accordance with Statement of

Financial Accounting Standards ('SFAS') No. 5 'Accounting for Contingencies' ('SFAS No. 5'). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations, legal matters and tax claims are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When the amount of loss can only be reasonably estimated within a range of loss, the Company records a minimum reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether an amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position, results of operations or cash flows. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

    Goodwill -- Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with generally accepted accounting principles, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of' ('SFAS No. 121'). Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121. In July 2001, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 142, 'Goodwill and Intangible Assets' ('SFAS No. 142') which applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Amortization expense for goodwill that is recorded in the Company's balance sheet was $13 million for 2001. Additionally, the Company's share of amortization expense reported by Equistar for its goodwill, included in Equity in (loss) earnings of Equistar, was $10 million for 2001. This new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company expects to report a charge for the cumulative effect of a change in accounting principle of approximately $275 million in the first quarter of 2002 to write off goodwill related to its Acetyls business in accordance with SFAS No. 142. Additionally, Equistar expects to report an impairment of goodwill in the first quarter of 2002 in accordance with SFAS No. 142. The expected write-off at Equistar would require an adjustment of approximately $30 million to reduce the carrying value of the Company's investment in Equistar, which the Company will also report as a charge for the cumulative effect of a change in accounting principle.

    Equity Interest in Equistar -- The Company has evaluated the carrying value of its investment in Equistar at December 31, 2001 using assumptions that anticipate a long-term holding value for the Equistar investment based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. As described in Equity Interest in Equistar in Item 1 in this Annual Report, Lyondell and Occidental have agreed in principle on a transaction whereby Occidental would sell its 29.5% interest in Equistar to Lyondell. The value of this transaction is based on facts and circumstances significantly different from those surrounding the Company's interest in Equistar and therefore such value cannot be viewed to represent similar value for the Company's investment in Equistar. There can be no assurance that the proposed transaction will be completed. See

Equity Interest in Equistar; Management of Equistar; Agreements between Equistar, Lyondell, Occidental and the Company. The carrying value of the Company's investment in Equistar at December 31, 2001 was $677 million.

                         RECENT ACCOUNTING DEVELOPMENTS

    See the discussion under the caption 'Recent Accounting Developments' in
Note 1 to Consolidated Financial Statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Note 8 to Consolidated Financial Statements included in this Annual Report for discussion of the Company's management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities and Derivative Instruments and Hedging Activities in Item 7 in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:

    In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the 'Company') at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the supplemental financial information and financial statement schedule listed in the index appearing under Item 14(A) on page 73 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements, supplemental financial information and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements, supplemental financial information and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
January 25, 2002

                           MILLENNIUM CHEMICALS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                   AS OF DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                          2001                            2000
                                                                          ----                            ----
                                                                              (MILLIONS, EXCEPT SHARE DATA)
                           ASSETS
Current assets
    Cash and cash equivalents...............................             $  114                          $  107
    Trade receivables, net..................................                215                             306
    Inventories.............................................                370                             373
    Other current assets....................................                 61                             101
                                                                         ------                          ------
        Total current assets................................                760                             887
Property, plant and equipment, net..........................                880                             957
Investment in Equistar......................................                677                             760
Deferred income taxes.......................................                 72                               -
Other assets................................................                237                             225
Goodwill....................................................                378                             391
                                                                         ------                          ------
            Total assets....................................             $3,004                          $3,220
                                                                         ------                          ------
                                                                         ------                          ------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes payable...........................................             $    4                          $   39
    Current maturities of long-term debt....................                 11                             391
    Trade accounts payable..................................                222                             165
    Income taxes payable....................................                  7                               -
    Accrued expenses and other liabilities..................                139                             188
                                                                         ------                          ------
        Total current liabilities...........................                383                             783
Long-term debt..............................................              1,172                             767
Deferred income taxes.......................................                  -                              19
Other liabilities...........................................                550                             646
                                                                         ------                          ------
        Total liabilities...................................              2,105                           2,215
                                                                         ------                          ------
Commitments and contingencies (Note 13)
Minority interest...........................................                 21                              22
Shareholders' equity
    Preferred stock (par value $.01 per share, authorized
      25,000,000 shares, none issued and outstanding).......                  -                               -
    Common stock (par value $.01 per share, authorized
      225,000,000 shares; issued 77,896,586 shares in 2001
      and 2000).............................................                  1                               1
    Paid in capital.........................................              1,299                           1,326
    Retained (deficit) earnings.............................                (20)                             55
    Unearned restricted shares..............................                  -                             (25)
    Cumulative other comprehensive loss.....................               (136)                           (107)
    Treasury stock, at cost (14,594,614 and 13,747,228
      shares in 2001 and 2000, respectively)................               (283)                           (282)
    Deferred compensation...................................                 17                              15
                                                                         ------                          ------
        Total shareholders' equity..........................                878                             983
                                                                         ------                          ------
            Total liabilities and shareholders' equity......             $3,004                          $3,220
                                                                         ------                          ------
                                                                         ------                          ------

                See Notes to Consolidated Financial Statements.

                           MILLENNIUM CHEMICALS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                               (MILLIONS, EXCEPT SHARE DATA)
Net sales...................................................   $1,590     $1,793     $ 1,589
Operating costs and expenses
    Cost of products sold...................................    1,252      1,267       1,112
    Depreciation and amortization...........................      110        113         105
    Selling, development and administrative expense.........      146        200         204
    Reorganization and plant closure costs..................       36          -           -
                                                               ------     ------     -------
        Operating income....................................       46        213         168
Interest expense............................................      (85)       (80)        (72)
Interest income.............................................        3          3           3
Equity in (loss) earnings of Equistar.......................      (90)        39         (19)
Other income, net...........................................        1         14          29
Loss in value of Equistar investment........................        -          -        (639)
                                                               ------     ------     -------
Income (loss) from continuing operations before income taxes
  and minority interest.....................................     (125)       189        (530)
Benefit (provision) for income taxes........................       86        (60)        209
                                                               ------     ------     -------
(Loss) income from continuing operations before minority
  interest..................................................      (39)       129        (321)
Minority interest...........................................       (4)        (7)         (5)
                                                               ------     ------     -------
(Loss) income from continuing operations....................      (43)       122        (326)
Income from discontinued operations (net of income taxes of
  $10)......................................................        -          -          38
                                                               ------     ------     -------
Net (loss) income...........................................   $  (43)    $  122     $  (288)
                                                               ------     ------     -------
                                                               ------     ------     -------

(Loss) income per share from continuing operations..........   $(0.68)    $ 1.90     $ (4.71)
                                                               ------     ------     -------

Income per share from discontinued operations...............        -          -        0.55
                                                               ------     ------     -------

(Loss) income per share -- basic............................   $(0.68)    $ 1.90     $ (4.16)
                                                               ------     ------     -------

(Loss) income per share -- diluted..........................   $(0.68)    $ 1.89     $ (4.16)
                                                               ------     ------     -------

                See Notes to Consolidated Financial Statements.

                           MILLENNIUM CHEMICALS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              2001       2000       1999
                                                              ----       ----       ----
                                                                      (MILLIONS)
Cash flows from operating activities
    (Loss) income from continuing operations................  $ (43)     $ 122      $(326)
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities
      Write-off of assets related to plant closure..........     10          -          -
      Depreciation and amortization.........................    110        113        105
      Loss in value of Equistar investment..................      -          -        639
      Deferred income tax (benefit) provision...............    (54)        36       (247)
      Non-cash income tax benefit...........................    (42)         -          -
      Restricted stock amortization and adjustments, net....      1         (6)         8
      Equity in loss (earnings) of Equistar.................     90        (39)        19
      Minority interest.....................................      4          7          5
      Changes in assets and liabilities (net of
        dispositions):
        Decrease (increase) in trade receivables............     83        (52)       (29)
        Increase in inventories.............................    (10)       (30)       (43)
        Decrease (increase) in other current assets.........     30         24        (11)
        Increase in investments and other assets............    (19)       (18)       (27)
        Increase in trade accounts payable..................     64         19         45
        (Decrease) increase in accrued expenses and other
          liabilities and income taxes payable..............    (35)       (93)        31
        Decrease in other liabilities.......................    (77)       (63)      (146)
                                                              -----      -----      -----
      Cash provided by operating activities.................    112         20         23
                                                              -----      -----      -----
Cash flows from investing activities
    Capital expenditures....................................    (97)      (110)      (109)
    Distributions from Equistar.............................      -         83         75
    Proceeds from syngas transaction........................      -          -        123
    Proceeds from sale of Suburban Propane investment.......      -          -         75
    Proceeds from sales of property, plant & equipment......     19          4         13
                                                              -----      -----      -----
      Cash (used in) provided by investing activities.......    (78)       (23)       177
                                                              -----      -----      -----
Cash flows from financing activities
    Dividends to shareholders...............................    (35)       (35)       (38)
    Repurchases of common stock.............................      -        (65)      (200)
    Proceeds from long-term debt............................    783        311        118
    Repayment of long-term debt.............................   (736)      (187)       (93)
    (Decrease) increase in notes payable....................    (34)       (17)        27
                                                              -----      -----      -----
      Cash (used in) provided by financing activities.......    (22)         7       (186)
                                                              -----      -----      -----
Effect of exchange rate changes on cash.....................     (5)        (7)        (7)
                                                              -----      -----      -----
Increase (decrease) in cash and cash equivalents............      7         (3)         7
Cash and cash equivalents at beginning of year..............    107        110        103
                                                              -----      -----      -----
Cash and cash equivalents at end of year....................  $ 114      $ 107      $ 110
                                                              -----      -----      -----
                                                              -----      -----      -----

                See Notes to Consolidated Financial Statements.

                           MILLENNIUM CHEMICALS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           COMMON STOCK
                                       --------------------                              PAID     RETAINED     UNEARNED
                                       OUTSTANDING            TREASURY     DEFERRED       IN      EARNINGS    RESTRICTED
                                         SHARES      AMOUNT    STOCK     COMPENSATION   CAPITAL   (DEFICIT)     SHARES
                                         ------      ------    -----     ------------   -------   ---------     ------
                                                                          (MILLIONS)
Balance at December 31, 1998.........       76        $ 1      $  (7)        $ 7        $1,333      $ 294        $(35)
Comprehensive income
 Net loss............................        -          -          -           -             -       (288)          -
 Other comprehensive loss
   Currency translation adjustment...        -          -          -           -             -          -           -
                                           ---        ---      -----         ---        ------      -----        ----
Total comprehensive loss.............        -          -          -           -             -       (288)          -
Amortization and adjustment of
 unearned restricted shares..........        1          -          -           -             1          -           7
Shares repurchased...................       (9)         -       (200)          -             -          -           -
Shares purchased by employee benefit
 plan trusts.........................        -          -         (3)          3             -          -           -
Options exercised....................        -          -          -           -             1          -           -
Dividend to shareholders.............        -          -          -           -             -        (38)          -
                                           ---        ---      -----         ---        ------      -----        ----
Balance at December 31, 1999.........       68          1       (210)         10         1,335        (32)        (28)
Comprehensive income (loss)
 Net income..........................        -          -          -           -             -        122           -
 Other comprehensive loss
   Currency translation adjustment...        -          -          -           -             -          -           -
                                           ---        ---      -----         ---        ------      -----        ----
Total comprehensive income (loss)....        -          -          -           -             -        122           -
Amortization and adjustment of
 unearned restricted shares..........        -          -          -           -            (9)         -           3
Shares repurchased...................       (3)         -        (65)          -             -          -           -
Shares purchased by employee benefit
 plan trusts.........................       (1)         -         (7)          5             -          -           -
Dividend to shareholders.............        -          -          -           -             -        (35)          -
                                           ---        ---      -----         ---        ------      -----        ----
Balance at December 31, 2000.........       64          1       (282)         15         1,326         55         (25)
Comprehensive loss
 Net loss............................        -          -          -           -             -        (43)          -
 Other comprehensive loss
   Net losses on derivative financial
    instruments:
    Losses arising during the year...        -          -          -           -             -          -           -
    Less: reclassification adjustment
      for losses included in net
      income.........................        -          -          -           -             -          -           -
                                           ---        ---      -----         ---        ------      -----        ----
      Net losses.....................        -          -          -           -             -          -           -
   Minimum pension liability
    adjustment.......................        -          -          -           -             -          -           -
   Currency translation adjustment...        -          -          -           -             -          -           -
                                           ---        ---      -----         ---        ------      -----        ----
Total comprehensive loss.............        -          -          -           -             -        (43)          -
Amortization and adjustment of
 unearned restricted shares..........        -          -          -           -           (27)         -          25
Dividends related to forfeitures of
 restricted shares...................        -          -          -           -             -          3           -
Shares purchased by employee benefit
 plan trusts.........................       (1)         -         (1)          2             -          -           -
Dividend to shareholders.............        -          -          -           -             -        (35)          -
                                           ---        ---      -----         ---        ------      -----        ----
Balance at December 31, 2001.........       63        $ 1      $(283)        $17        $1,299      $ (20)       $  -
                                           ---        ---      -----         ---        ------      -----        ----
                                           ---        ---      -----         ---        ------      -----        ----

                                        CUMULATIVE
                                           OTHER
                                       COMPREHENSIVE
                                           LOSS        TOTAL
                                           ----        -----
                                             (MILLIONS)
Balance at December 31, 1998.........      $ (15)      $1,578
Comprehensive income
 Net loss............................          -         (288)
 Other comprehensive loss
   Currency translation adjustment...        (46)         (46)
                                           -----       ------
Total comprehensive loss.............        (46)        (334)
Amortization and adjustment of
 unearned restricted shares..........          -            8
Shares repurchased...................          -         (200)
Shares purchased by employee benefit
 plan trusts.........................          -            -
Options exercised....................          -            1
Dividend to shareholders.............          -          (38)
                                           -----       ------
Balance at December 31, 1999.........        (61)       1,015
Comprehensive income (loss)
 Net income..........................          -          122
 Other comprehensive loss
   Currency translation adjustment...        (46)         (46)
                                           -----       ------
Total comprehensive income (loss)....        (46)          76
Amortization and adjustment of
 unearned restricted shares..........          -           (6)
Shares repurchased...................          -          (65)
Shares purchased by employee benefit
 plan trusts.........................          -           (2)
Dividend to shareholders.............          -          (35)
                                           -----       ------
Balance at December 31, 2000.........       (107)         983
Comprehensive loss
 Net loss............................          -          (43)
 Other comprehensive loss
   Net losses on derivative financial
    instruments:
    Losses arising during the year...        (17)         (17)
    Less: reclassification adjustment
      for losses included in net
      income.........................          9            9
                                           -----       ------
      Net losses.....................         (8)          (8)
   Minimum pension liability
    adjustment.......................         (8)          (8)
   Currency translation adjustment...        (13)         (13)
                                           -----       ------
Total comprehensive loss.............        (29)         (72)
Amortization and adjustment of
 unearned restricted shares..........          -           (2)
Dividends related to forfeitures of
 restricted shares...................          -            3
Shares purchased by employee benefit
 plan trusts.........................          -            1
Dividend to shareholders.............          -          (35)
                                           -----       ------
Balance at December 31, 2001.........      $(136)      $  878
                                           -----       ------
                                           -----       ------

                 See Notes to Consolidated Financial Statements

                           MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company's investment in Equistar is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income.

    Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the evaluation of and judgments about environmental obligations, legal matters and tax claims brought against the Company, the ability to recover the full carrying value of accounts receivable and inventories owned by the Company, and the carrying value of goodwill and other long-term assets such as the Company's investment in Equistar. Actual results could differ from those estimates.

    Reclassification: Certain prior year balances have been reclassified to conform with the current year presentation.

    Revenue Recognition: Revenue is recognized upon transfer of title and risk of loss to the customer, which is generally upon shipment of product to the customer or upon usage of the product by the customer in the case of consignment inventories.

    Costs incurred related to shipping and handling are included in cost of products sold. Amounts billed to the customer for shipping and handling are included in sales revenue.

    Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks that have original maturities of 90 days or less. In addition, Other assets include approximately $4 and $28 in restricted cash at December 31, 2001 and 2000, respectively, which is on deposit to satisfy insurance claims.

    Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 27% and 26% of consolidated inventories at December 31, 2001 and 2000, respectively, cost is determined under the last-in, first-out ('LIFO') method. The first-in, first-out ('FIFO') method, or methods that approximate FIFO, are used by all other subsidiaries.

    Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations. Major repairs and improvements incurred in connection with substantial overhauls or maintenance turnarounds are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months). Other less substantial maintenance and repair costs are expensed as incurred. Unamortized capitalized turnaround costs were $21 and $15 at December 31, 2001 and 2000, respectively.

    Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and, through December 31, 2001, are subject to impairment evaluation under SFAS No. 121. See Recent Accounting Developments below. Unamortized capitalized software costs of $53 and $64 at December 31, 2001 and 2000, respectively, are included in Property, plant and equipment.

    Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Through December 31, 2001, goodwill was amortized using the

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

straight-line method over 40 years in accordance with generally accepted accounting principles, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121. See Recent Accounting Developments below.

    Environmental Liabilities, Legal and Tax Matters -- The Company periodically reviews matters associated with potential environmental obligations, legal matters and tax claims brought against the Company and evaluates, accounts, reports and discloses these matters in accordance with SFAS No. 5. In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations, legal matters and tax claims are based upon the individual facts and circumstances around the individual matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When the amount of loss can only be reasonably estimated within a range of loss, the Company records a minimum reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether an amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position or results of operations. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

    Foreign Currency: Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period or, where practicable, at the exchange rates in effect at the dates on which transactions are recognized. Resulting translation adjustments are recorded as a component of Cumulative other comprehensive loss in Shareholders' equity. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in income as they occur.

    Derivative Instruments and Hedging Activities: Effective January 1, 2001, all derivatives are recognized on the balance sheet at their fair value. If a derivative is designated as a hedging instrument for accounting purposes, the Company designates the derivative, on the date the derivative contract is entered into, as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ('fair value' hedge), (2) a hedge of a forecasted transaction ('cash flow' hedge), (3) a foreign-currency fair value or cash flow hedge ('foreign currency' hedge) or (4) a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments for accounting purposes, changes in fair values are recognized in earnings in the period in which they occur. Prior to January 2001, gains or losses on instruments that hedged foreign currency denominated receivables and payables were recognized in income as they occurred. Gains or losses on instruments that hedged firm commitments were deferred and reported as part of the underlying transaction when settled.

    Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, fair value hedges, along with the losses or gains on the hedged assets or liabilities that are

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

attributable to the hedged risks (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, cash flow hedges are recorded in Other comprehensive income ('OCI'), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transactions are fair value hedges or cash flow hedges. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded as translation adjustments in OCI.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

    Income Taxes: Deferred income taxes result from temporary differences between the financial statement basis and income tax basis of assets and liabilities and are computed using enacted marginal tax rates of the respective tax jurisdictions. Valuation allowances are provided against deferred tax assets that are not likely to be realized in full. The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when certain operations of Hanson were included in the consolidated United States tax returns of the Company's subsidiaries.

    Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $20, $26 and $26 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Earnings Per Share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share for 2001, 2000 and 1999 was as follows:

                                                      2001         2000         1999
                                                      ----         ----         ----
Basic............................................  63,564,497   64,304,594   69,198,258
Options..........................................           -        3,314            -
Restricted shares................................           -      281,729            -
                                                   ----------   ----------   ----------
Diluted..........................................  63,564,497   64,589,637   69,198,258
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

    The 2001 and 1999 computation of diluted earnings per share does not include 5,608 restricted shares issued under the Company's Long Term Stock Incentive Plan ('The Stock Incentive Plan') in 2001 and 33,628 options to purchase Common Stock and 464,079 restricted shares issued under the Stock Incentive Plan in 1999 as their effect would be antidilutive.

    Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments, foreign currency and natural gas derivative contracts and accounts receivable. The Company maintains its investments and enters contracts with high-credit-quality financial institutions, generally those that provide the Company with debt financing. Similarly, counterparties to the Company's natural gas derivative contracts are institutions considered to be of high credit quality. For some of these natural gas derivative contracts, either party may be required to establish some form of collateral such as a letter of

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

credit or cash escrow, if the fair value of such contracts exceeds a pre-determined dollar amount and/or either party's credit rating by both S&P and Moody's falls below investment grade.

    The Company sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. During 2001, revenue generated outside the United States accounted for 54% of total revenues, from sales to customers in over 90 countries. Accordingly, there is no significant concentration of risk in any one particular country. In addition, 60% of the revenues of the Titanium Dioxide and Related Products business segment (which accounts for approximately 73% of consolidated revenues in 2001) are from customers in the global paint and coatings industry. The leading United States economic indicator for this industry is new and existing home sales, which has remained relatively strong through 2001 despite the slow United States economic conditions. In addition, some seasonality in sales exists because sales of paint and coatings are greatest in the spring and summer months. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

    Recent Accounting Developments: In July 2001, the FASB issued SFAS No. 141, 'Business Combinations' ('SFAS No. 141'); SFAS No. 142 and, SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS No. 143'). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Amortization expense for goodwill that is recorded in the Company's balance sheet was $13 for 2001. Additionally, the Company's share of amortization expense reported by Equistar for its goodwill, included in Equity in (loss) earnings of Equistar, was $10 for 2001. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment. This new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company expects to report a charge for the cumulative effect of a change in accounting principle of approximately $275 in the first quarter of 2002 to write off goodwill related to its Acetyls business in accordance with SFAS No. 142. Additionally, Equistar expects to report an impairment of goodwill in the first quarter of 2002 in accordance with SFAS No. 142. The expected write-off at Equistar would require an adjustment of approximately $30 to reduce the carrying value of the Company's investment in Equistar, which the Company will also report as a charge for the cumulative effect of a change in accounting principle. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003 and is currently evaluating the potential impact on its consolidated financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS No. 144'). SFAS No. 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121; however, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. Although earlier

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

application is permitted, the Company must adopt this standard on January 1, 2002. The provisions of this standard are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position and results of operations.

NOTE 2 -- REORGANIZATION AND PLANT CLOSURE CHARGES

    A provision for reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.38 per share) was recorded in 2001 related to reorganization activities within each of the Company's business segments.

    During the second quarter of 2001, $31 was recorded in connection with the Company's announced decision to indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 charge includes severance and other employee-related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

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

    Payments of $16 for severance and related costs and $4 for other costs related to reorganization and plant closure have been made during the year ended December 31, 2001.

NOTE 3 -- SIGNIFICANT TRANSACTIONS

    On January 18, 1999, the Company completed transactions with Linde relating to the Company's syngas unit in La Porte, Texas, and a 15% interest in its methanol business, whereby the Company received $123 in cash. Linde operates the syngas facility under a lease with a purchase option. In addition, Linde operates and holds a 15% interest in the methanol facility. No gain or loss resulted from these transactions.

    On May 26, 1999, the Company sold its 26.4% combined subordinated and general partnership interests in Suburban Propane to Suburban Propane and its management for $75 in cash, resulting in an after-tax gain of $38. As such, Suburban Propane is reflected as a discontinued operation for 1999.

    On December 27, 2001, the Company sold its research facility in Baltimore, Maryland to an unrelated party in a sale/leaseback transaction. Cash proceeds from the sale were $17. The pre-tax gain on the sale of $3 will be amortized to income over the term of the related leaseback. In conjunction with the sale, the Company entered an operating lease with the buyer to lease the research facility for a 20-year term at an annual fee of approximately $2, which escalates at a rate of 2.5% per annum. Certain renewal options exist to extend the term in five-year intervals.

NOTE 4 -- INVESTMENT IN EQUISTAR

    On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its former ethylene, polyethylene, ethanol and related products business. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

from borrowings under a new credit facility entered into by Equistar. The Company used the $750 received from Equistar to repay debt. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from these transactions.

    On January 31, 2001, Lyondell and Occidental announced that they have agreed in principle on a proposed transaction whereby Occidental would sell its 29.5% equity interest in Equistar to Lyondell. The Company has evaluated the carrying value of its investment in Equistar at December 31, 2001 using assumptions that anticipate a long-term holding value for the Equistar investment based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. Lyondell and Occidental have agreed in principle on a transaction whereby Occidental would sell its 29.5% interest in Equistar to Lyondell. The value of this transaction is based on facts and circumstances significantly different from those surrounding the Company's interest in Equistar and therefore such value cannot be viewed to represent similar value for the Company's investment in Equistar. There can be no assurance that the proposed transaction will be completed. The carrying value of the Company's investment in Equistar at December 31, 2001 was $677.

    Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity among the partners may be made by Lyondell's representatives alone.

    In furthering the Company's business strategy to de-emphasize commodity chemicals, the Board of Directors of the Company approved actions in December 1999 to advance the Company's efforts to dispose of its Equistar interest. As a result of the Board's adopting the strategy to dispose of the Equistar interest in the short-term, the Company reduced the carrying amount of its interest at December 31, 1999 to an estimated fair value of $800 by recording a charge of $639 ($400 after tax) in the fourth quarter of 1999. The estimated fair value of $800 was determined by evaluating, among other things, the estimated discounted future cash flows of Equistar, current market interest and estimated disposal costs, including income taxes.

    During 1999 Equistar recorded income and expense from various unusual items, for which the Company's share is included in Equity in (loss) earnings from Equistar. In the fourth quarter of 1999, Equistar announced the closure of certain of its facilities and the reorganization of certain support services with Lyondell. A charge of $96 was made, which included asset write-downs and severance and related costs of $72 and $24, respectively. The Company's share of such charge was $28. Also in 1999, Equistar recorded a gain of $41 on the sale of its concentrates and compounds business. The Company's share of such gain was $12. In addition, certain costs related to the formation of Equistar were incurred, the Company's share of which was $1 in 1999.

    Because of the significance of the Company's interest in Equistar to the Company's total results of operations, the separate financial statements of Equistar are included in the Company's 2001 Annual Report.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

NOTE 5 -- SUPPLEMENTAL FINANCIAL INFORMATION

                                                               2001     2000
                                                               ----     ----
Trade receivables
    Trade receivables.......................................  $  222   $  310
    Allowance for doubtful accounts.........................      (7)      (4)
                                                              ------   ------
                                                              $  215   $  306
                                                              ------   ------
                                                              ------   ------
Inventories
    Finished products.......................................  $  204   $  188
    In-process products.....................................      21       26
    Raw materials...........................................      93      111
    Other inventories.......................................      52       48
                                                              ------   ------
                                                              $  370   $  373
                                                              ------   ------
                                                              ------   ------

    Inventories valued on a LIFO basis were approximately $29 and $35 less than the amount of such inventories valued at current cost at December 31, 2001 and 2000, respectively.

                                                               2001     2000
                                                               ----     ----
Property, plant and equipment
    Land and buildings......................................  $  218   $  247
    Machinery and equipment.................................   1,291    1,346
    Construction-in-progress................................     121      119
                                                              ------   ------
                                                               1,630    1,712
                                                              ------   ------
    Accumulated depreciation and amortization...............    (750)    (755)
                                                              $  880   $  957
                                                              ------   ------
                                                              ------   ------

Goodwill....................................................  $  484   $  484
    Accumulated amortization................................    (106)     (93)
                                                              ------   ------
                                                              $  378   $  391
                                                              ------   ------
                                                              ------   ------

                                                               2001     2000     1999
                                                               ----     ----     ----
Amortization expense........................................  $   13   $   13   $   12
                                                              ------   ------   ------
                                                              ------   ------   ------

    Rental expense on operating leases is as follows:

                                                               2001     2000     1999
                                                               ----     ----     ----
Rental expense..............................................  $   19   $   14   $   13
                                                              ------   ------   ------
                                                              ------   ------   ------

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2001, are as follows:

2002........................................................  $ 19
2003........................................................    17
2004........................................................    15
2005........................................................    13
2006........................................................    11
Thereafter..................................................    99
                                                              ----
                                                              $174
                                                              ----
                                                              ----

    Cash paid for interest and taxes:

                                                              2001       2000       1999
                                                              ----       ----       ----
Interest (net of interest received).........................  $  81      $ 77      $   69
Taxes (net of refunds)......................................      1       169          41

NOTE 6 -- INCOME TAXES

                                                              2001       2000       1999
                                                              ----       ----       ----
Pretax (loss) income is generated from:
    United States...........................................  $(196)     $ 96      $ (556)
    Foreign.................................................     71        93          26
                                                              -----      ----      ------
                                                               (125)      189        (530)
                                                              -----      ----      ------
                                                              -----      ----      ------
Income tax (benefit) provision is comprised of:
    Federal
      Current...............................................  $ (54)     $  -      $    9
      Deferred..............................................    (54)       36        (247)
    Foreign.................................................     21        21          22
    State and local.........................................      1         3          17
                                                              -----      ----      ------
                                                                (86)       60        (199)
                                                              -----      ----      ------
                                                              -----      ----      ------
Income tax (benefit) provision is classified as:
    Continuing operations...................................    (86)       60        (209)
    Discontinued operations.................................      -         -          10
                                                              -----      ----      ------
                                                              $ (86)     $ 60      $ (199)
                                                              -----      ----      ------
                                                              -----      ----      ------

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                              2001       2000      1999
                                                              ----       ----      ----
Continuing Operations
    Statutory federal income tax rate.......................  (35.0)%    35.0 %    (35.0)%
    State and local income taxes, net of federal benefit....   (0.3)      1.2        1.0
    Provision for nondeductible expenses,
      primarily goodwill amortization.......................    6.3       4.4        2.5
    Foreign rate differential...............................  (13.0)     (7.0)      (2.5)
    Loss in value of Equistar...............................      -         -       (2.9)
    Tax benefit from previous years.........................  (29.6)        -       (1.6)
    Other...................................................    2.8      (1.6)      (0.9)
                                                              -----      ----      -----
    Effective income tax rate...............................  (68.8)%    32.0 %    (39.4)%
                                                              -----      ----      -----
                                                              -----      ----      -----
Discontinued operations
    Effective income tax rate...............................      - %       - %     20.8 %
                                                              -----      ----      -----
                                                              -----      ----      -----

    The Company recorded a benefit of $42 in 2001 due to favorable developments related to items reserved for in prior years, and a benefit of $14 in 1999 for taxes recoverable from previous years' tax filings resulting from favorable tax settlements and judgments. The difference in 1999 between the statutory tax rate and effective tax rate for discontinued operations relates to the difference in tax basis of stock sold compared to the carrying value of related assets.

    Significant components of deferred taxes are as follows:

                                                              2001   2000
                                                              ----   ----
Deferred tax assets
    Environmental and legal obligations.....................  $ 18   $ 16
    Other post-retirement benefits and pension
      obligations...........................................    17     29
    Net operating loss carryforwards........................   143     52
    Capital loss carryforwards..............................     -     70
    AMT credits.............................................   105    101
    Other accruals..........................................    78     75
                                                              ----   ----
                                                               361    343
    Valuation allowance against capital loss
      carryforwards.........................................     -    (70)
                                                              ----   ----
        Total deferred tax assets...........................   361    273
                                                              ----   ----
Deferred tax liabilities
    Excess of book over tax basis in property, plant and
      equipment.............................................    79     81
    Taxes related to potential disposal of Equistar.........   184    184
    Other...................................................    26     27
                                                              ----   ----
        Total deferred tax liabilities......................   289    292
                                                              ----   ----
            Net deferred tax assets (liabilities)...........  $ 72   $(19)
                                                              ----   ----
                                                              ----   ----

    At December 31, 2001, certain subsidiaries of the Company had available foreign net operating loss carryforwards aggregating $215, which do not expire but are subject to certain limitations on their use, and United States net operating loss carryforwards aggregating $223 that expire in 2021. The capital loss carryforwards expired in 2001, while the AMT credits have no expiration. Deferred taxes are not provided on the undistributed earnings of subsidiaries operating outside the United States, which have been or are intended to be permanently reinvested.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The Company settled certain issues relating to the tax years 1986 through 1988 and a payment of $151 in taxes was made in July 2000.

    Certain of the income tax returns of the Company's subsidiaries are currently under examination by the Internal Revenue Service and various state tax agencies. In the opinion of management, any assessments that may result will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 7 -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                               2001    2000
                                                               ----    ----
Revolving Loans due 2006 bearing interest at the option of
  the Company at the higher of the federal funds rate plus
  .50% and the bank's prime lending rate plus 1.0%, or at
  LIBOR or NIBOR plus 2.0%, plus, in each case, a facility
  fee of .50% to be paid quarterly..........................  $   10   $   -
Revolving Credit Facility bearing interest at the bank's
  prime lending rate, or at LIBOR or NIBOR plus .275% at the option of the Company plus, in each case, a facility fee
  of .15% to be paid quarterly..............................       -     388
Term Loans due 2006 bearing interest at the option of the
  Company at the higher of the federal funds rate plus .50%
  and the bank's prime lending rate plus 2.0%, or at LIBOR
  or NIBOR plus 3.0% to be paid quarterly...................     125       -
7% Senior Notes due 2006....................................     500     500
7.625% Senior Debentures due 2026...........................     249     249
9.25% Senior Notes due 2008.................................     275       -
Debt payable through 2007 at interest rates ranging from 2%
  to 9.5%...................................................      24      21
Less current maturities of long-term debt...................     (11)   (391)
                                                              ------   -----
                                                              $1,172   $ 767
                                                              ------   -----
                                                              ------   -----

    On June 18, 2001, Millennium America entered into the five-year Credit Agreement to replace the previously existing Revolving Credit Facility, which was due to expire in July 2001, and issued $275 of seven-year 9.25% Senior Notes. At December 31, 2001, under the new Credit Agreement, certain of the Company's subsidiaries including Millennium America may borrow up to $175 under the revolving credit portion of the Credit Agreement (the 'Revolving Loans') and have borrowed $125 under the term loan portion of the Credit Agreement (the 'Term Loans'). The Company and Millennium America guarantee the obligations under the Credit Agreement.

    The Revolving Loans are available in US dollars, pounds sterling and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of December 31, 2001, $8 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined. The margins set forth in the table above are the margins at the end of the fourth quarter and through the date hereof. The weighted-average interest rate for borrowings under the Company's revolving credit facilities, including facility fees, was 5.8%, 6.7%, and 4.1% for 2001, 2000, and 1999, respectively. The weighted average interest rate for borrowings under the Term Loans was 6.4% for 2001.

    The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. In the fourth quarter of 2001, the Company requested and obtained an amendment to these and certain other covenants given the difficult business environment at the time, which continued in early 2002. The Company was in compliance with these amended covenants at December 31, 2001. The Company is required to maintain a Leverage Ratio of no more than 6.75 to 1.00 for the first and second quarters of 2002, 6.50 to 1.00 for the third quarter of 2002 and 6.00 to 1.00 for the fourth quarter of 2002 and an Interest Coverage Ratio of no less than
2.00 to 1.00 for all quarters of 2002. If economic and business conditions improve during 2002, as expected, it is likely that such covenant requirements will be met by the Company. However, if such conditions do not improve and the Company operates at similar levels as in the fourth quarter of 2001, the Company may be required to request either a waiver of or an amendment to one or both of these financial covenants. The Company believes it would be able to obtain such waiver or amendment if required. This situation is monitored frequently in order to assess the likelihood of such compliance. The covenants limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to:

    (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; (x) increase the amount of the $750 indemnity by Millennium America related to certain Equistar long-term debt (as described below in this note); and (xi) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. In addition, the Credit Agreement requires the Company to satisfy financial performance criteria with respect to debt coverage and interest coverage ratios.

    The obligations are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement), (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively), and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement).

    On March 27, 2002, the Company completed a European accounts receivable securitization transaction. Proceeds from this transaction were approximately $43 and will be used, primarily, to pay down debt outstanding under the Credit Agreement.

    The 7.00% Senior Notes and 7.625% Senior Debentures were issued by Millennium America and are guaranteed by the Company. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets.

    The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

distributions; (iv) repurchase capital stock; (v) make other restricted payments including, without limitation, investments; (vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and,
(xii) enter into sale/leaseback transactions. However, if the 9.25% Senior Notes receive credit ratings from both S&P and Moody's as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply. The indenture governing the Company's 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends would be limited.

    At December 31, 2001, the Company was in compliance with all covenants in the Credit Agreement as amended, and in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

    Millennium America has entered into an indemnity agreement with Equistar pursuant to which Millennium America may be required to contribute to Equistar an amount equal to up to the lesser of $750 or the sum of the principal amount outstanding under the term loan portion of Equistar's credit facility (not to exceed $275) and Equistar's 10.125% Senior Notes due 2008 (not to exceed $475), in each case together with interest. However, pursuant to the terms of this indemnity agreement, Millennium is only required to pay this amount to Equistar if the lenders under such credit facility or the holders of such Senior Notes have not been able to obtain payment after pursuing and exhausting all their remedies against Equistar, including the liquidation of Equistar's assets. The indemnity expressly does not create any right in favor of such lenders or such holders or any person other than Millennium America, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the lenders under such credit facility or the holders of such Senior Notes. The indemnity agreement replaced a prior guarantee by Millennium America of up to $750 of Equistar's debt.

    The indemnity will remain in effect indefinitely but at any time after December 31, 2004 Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity if certain conditions are met including financial ratios and covenants relating to Equistar. In addition, Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity in the event the Company sells its interests in the subsidiaries that directly hold the partnership interests of Equistar or if those subsidiaries sell their interests in Equistar, provided a financial condition relating to Equistar is met.

    The Company had outstanding Notes payable of $4 and $39 as of December 31, 2001 and 2000, respectively, bearing interest at an average rate of approximately 5.3% and 6% in 2001 and 2000, respectively, with maturity of 30 days or less. At December 31, 2001, the Company had outstanding standby letters of credit amounting to $28 and had unused availability under short-term uncommitted lines of credit and the Credit Agreement of $167.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The maturities of Long-term debt during the next five years and thereafter are as follows:

2002........................................................  $   11
2003........................................................      11
2004........................................................       9
2005........................................................      59
2006........................................................     566
Thereafter..................................................     527
                                                              ------
                                                              $1,183
                                                              ------
                                                              ------

NOTE 8 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Effective January 1, 2001, the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended ('SFAS No. 133'), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's financial statements.

    The Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company's policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

    Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms, none of which is greater than eighteen months at December 31, 2001.

    The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net gains included in earnings, which offset a similar amount of losses from foreign currency denominated trade receivables and payables, were not significant in 2001.

    In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. During 2001, net losses on forward exchange contracts designated as cash flow hedges of $4 were reclassified to earnings to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2001. No forward exchange contract cash flow hedges were discontinued during 2001. The Company estimates that approximately $2 of net derivative gains on foreign currency cash flow hedges included in OCI at December 31, 2001 will be reclassified to earnings during the next twelve months.

    Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by weather and supply conditions and other unpredictable factors. The Company

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with various terms, none of which expires later than January 2004 at December 31, 2001. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During 2001, net losses on commodity swaps designated as cash flow hedges of $5 were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2001. No commodity swap cash flow hedges were discontinued in 2001. The Company estimates that approximately $6 of net losses on commodity swaps included in OCI at December 31, 2001 will be reclassified to earnings during the next twelve months.

    Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. During the year 2001, the Company had entered into interest-rate swap agreements to convert $200 of its fixed-rate debt into variable-rate debt. These derivatives did not qualify for hedge accounting because the maturity of the swaps was less than the maturity of the hedged debt. Accordingly, the fair value of such arrangements was recognized as a reduction in Interest expense. The swap agreements were terminated in 2001 and realized gains of $5 were included in Interest expense for 2001.

    The table below summarizes the notional amounts of the Company's derivative instruments at December 31, 2000, with maturity dates ranging from one month to twelve months. The notional amounts have been translated into US dollars using applicable exchange rates at December 31, 2000.

                                                                      2000
                                                              ---------------------
                                                              NOTIONAL   UNREALIZED
                                                               AMOUNT       GAIN
                                                               ------       ----
Forward Contracts...........................................    $116        $ 2
Currency Swaps..............................................    $  7        $ -

NOTE 9 -- FAIR VALUE OF NON-DERIVATIVE FINANCIAL INSTRUMENTS

    The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value, due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:

                                                            2001               2000
                                                      ----------------   ----------------
                                                      CARRYING   FAIR    CARRYING   FAIR
                                                       VALUE     VALUE    VALUE     VALUE
                                                       -----     -----    -----     -----
Borrowings under revolving credit facilities........    $ 10     $ 10      $388     $386
Term Loans..........................................     125      125         -        -
Senior Notes and Debentures.........................     749      663       749      605
9.25% Senior Notes..................................     275      283         -        -

    In addition, the Company has various contractual obligations to purchase raw materials used in the production of its products: titanium ores for TiO[u]2, CST for fragrance and flavor chemicals, syngas for methanol, carbon monoxide for acetic acid and ethylene for VAM. (See Note 13 -- Commitments and Contingencies, below.) Commitments for such materials are generally at market prices, formula prices based primarily on costs of raw materials, or at fixed prices but subject to escalation for inflation. Accordingly, the fair value of such obligations approximates their contractual value.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

NOTE 10 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

    Domestic Benefit Plans: The Company has non-contributory defined benefit pension plans and other postretirement benefit plans that cover substantially all of its United States employees. The benefits for the pension plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. The pension plans' assets are held in a master asset trust and are managed by independent portfolio managers. Such assets include the Company's Common Stock, which account for less than 1% of master trust assets at December 31, 2001 and 2000.

    The Company also sponsors defined contribution plans for its salaried and certain union employees. Contributions relating to defined contribution plans are made based upon the respective plan provisions.

    Foreign Benefit Arrangements: Certain of the Company's foreign subsidiaries have defined benefit plans. The assets of these plans are held separately from the Company in independent funds.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 for both years:

                                                                                        OTHER
                                                                                   POSTRETIREMENT
                                                          PENSION BENEFITS            BENEFITS
                                                          -----------------       -----------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----
Reconciliation of benefit obligation
    Projected benefit obligation at beginning of year...  $760       $  757       $  97       $ 110
    Service cost, including interest....................    12           12           -           -
    Interest in PBO.....................................    53           54           6           8
    Benefit payments....................................   (84)         (83)        (12)        (13)
    Curtailments........................................     1            -           -           -
    Net experience loss (gain)..........................    15           28          (7)         (7)
    Amendments..........................................     4            -          (4)         (1)
    Translation adjustment..............................    (3)          (8)          -           -
                                                          ----       ------       -----       -----
        Projected benefit obligation at end of year.....  $758       $  760       $  80       $  97
                                                          ----       ------       -----       -----
Reconciliation of fair value of plan assets
    Fair value of plan assets at beginning of year......  $895       $1,013       $   -       $   -
    Return on plan assets...............................   (36)         (34)          -           -
    Employer contributions..............................     8            6          12          13
    Benefit payments....................................   (84)         (83)        (12)        (13)
    Asset transfer......................................     -            5           -           -
    Translation adjustment..............................    (5)         (12)          -           -
                                                          ----       ------       -----       -----
        Fair value of plan assets at end of year........  $778       $  895       $   -       $   -
                                                          ----       ------       -----       -----
Funded status
    Funded status at December 31........................  $ 20       $  135       $ (80)      $ (97)
    Unrecognized net asset..............................    (4)         (11)          -           -
    Unrecognized prior-service cost.....................     8            8         (14)        (12)
    Unrecognized loss (gain)............................   146           20         (32)        (28)
                                                          ----       ------       -----       -----
        Prepaid benefit cost............................   170          152        (126)       (137)
        Additional minimum liability....................   (11)           -           -           -
                                                          ----       ------       -----       -----
        Net prepaid (accrued) benefit cost..............  $159       $  152       $(126)      $(137)
                                                          ----       ------       -----       -----

    At December 31, 2001, Other assets include an intangible asset of $3 and other comprehensive loss includes $8 due to the additional minimum liability associated with certain of the Company's pension plans.

    The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of the plan assets were $48, $45, and $29, respectively, at December 31, 2001 and $51, $47 and $32, respectively, at December 31, 2000.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The following table provides the components of net periodic benefit cost:

                                                                             OTHER
                                                                         POSTRETIREMENT
                                                   PENSION BENEFITS         BENEFITS
                                                  ------------------   ------------------
                                                  2001   2000   1999   2001   2000   1999
                                                  ----   ----   ----   ----   ----   ----
Net periodic benefit cost
    Service cost, including interest............  $ 12   $ 12   $ 18   $ -    $ -    $ -
    Interest on PBO.............................    53     54     47     6      8      8
    Return on plan assets.......................   (76)   (78)   (70)    -      -      -
    Amortization of unrecognized net loss.......     -      2      -    (2)    (2)    (1)
    Amortization of prior-service cost..........     1      1      2    (1)    (1)    (1)
    Curtailment.................................     2      -      -    (1)     -      -
                                                  ----   ----   ----   ---    ---    ---
    Net periodic benefit cost...................    (8)    (9)    (3)    2      5      6
    Defined contribution plans..................     4      4      4     -      -      -
                                                  ----   ----   ----   ---    ---    ---
    Net periodic benefit cost...................  $ (4)  $ (5)  $  1   $ 2    $ 5    $ 6
                                                  ----   ----   ----   ---    ---    ---
                                                  ----   ----   ----   ---    ---    ---

    The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                                                     OTHER
                                                                                POSTRETIREMENT
                                                PENSION BENEFITS                   BENEFITS
                                -------------------------------------------  ------------------
                                     2001           2000           1999      2001   2000   1999
                                     ----           ----           ----      ----   ----   ----
Weighted-average assumptions
  as of December 31
    Discount rate.............   5.75%-7.50%    6.50%-7.50%    6.50%-7.50%   7.50%  7.50%  7.50%
    Expected return on plan
      assets..................   8.00%-9.00%    8.00%-9.00%    8.00%-9.00%      -      -      -
    Rate of compensation
      increase................   3.75%-4.50%    4.00%-5.00%    4.00%-5.00%      -      -      -

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2001 was 9.5% for 2002, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed health care cost trend rates would affect service and interest components of postretirement health care benefit costs by $1 in each of the years ended December 31, 2001 and 2000. The effect on the accumulated postretirement benefit obligation would be $4 and $6 at December 31, 2001 and 2000, respectively.

NOTE 11 -- STOCK-BASED COMPENSATION PLANS

    Omnibus Incentive Compensation Plan: In January 2001, the Company adopted the Omnibus Incentive Compensation Plan (the 'Omnibus Incentive Plan') to optimize the profitability and growth of the Company through annual and long-term incentives that are consistent with the Company's goals and to link the personal interests of the participants to those of the Company's shareholders. A maximum of 3,200,000 shares of Common Stock is reserved for delivery to participants under the Omnibus Incentive Plan.

    The Omnibus Incentive Plan provides for the following types of awards
(i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares;
(iv) performance units; (v) performance shares; (vi) stock awards; and
(vii) cash-based awards. Awards can be granted to employees and non-employee directors.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    The Compensation Committee of the Board of Directors determines the vesting schedule and expiration date of all options granted under the Omnibus Incentive Plan, except that all options expire no later than ten years from the date of grant. Stock options are to be granted at exercise prices no less than the market price of the Company's Common Stock on the date of grant. All grants under the Omnibus Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

    In January 2001, a limited number of executive officers and key employees of the Company received performance unit awards under the Omnibus Incentive Plan for the three-year performance period ending December 31, 2003. In addition, these individuals were awarded an aggregate of 655,000 non-qualified stock options in May 2001. These awards vest in three equal annual installments commencing on the first anniversary of the date of grant, and expire ten years from the date of grant. No other awards were granted under the Omnibus Incentive Plan at December 31, 2001. The compensation expense for this plan was not significant in 2001.

    The Company has authorization under the Omnibus Incentive Plan to grant awards for up to an additional 2,545,000 shares at December 31, 2001.

    Stock Incentive Plan: The Company has a Stock Incentive Plan for the purpose of enhancing the profitability and value of the Company for the benefit of its shareholders. A maximum of 3,909,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Stock Incentive Plan.

    The Stock Incentive Plan provides for the following types of awards to employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; and, (v) performance shares. The vesting schedule for granted restricted share awards was as follows: (i) three equal tranches aggregating 25% of the total award vesting in each of October 1999, 2000 and 2001; and, (ii) three equal tranches aggregating 75% of the total award subject to the achievement of 'value creation' performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. Half of the earned portion of a tranche relating to a particular performance-based cycle of the award vested immediately and the remainder vests in five equal annual installments commencing on the first anniversary of the end of the cycle.

    Stock options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All stock options have been granted at exercise prices equal to the market price of the Company's Common Stock on the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company. Additionally, all options granted prior to January 1, 2002 to employees of the Company's operating subsidiaries fully vest when a change-in-control of the relevant subsidiary (as defined by the plan) occurs.

    At December 31, 2001 the Company had the authorization under the Stock Incentive Plan to grant awards for up to an additional 838,651 shares.

    Unearned restricted shares, based on the market value of the shares at each balance sheet date, are included as a separate component of Shareholders' equity and amortized over the restricted period. Income of $2 and $6 and compensation expense of $8 was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

A summary of changes in the awards of restricted stock and options under all plans (other than awards to non-employee directors) is as follows:

                                                               WEIGHTED-                   WEIGHTED-
                                                 RESTRICTED     AVERAGE        STOCK        AVERAGE
                                                   SHARES     GRANT PRICE     OPTIONS    EXERCISE PRICE
                                                   ------     -----------     -------    --------------
Balance at December 31, 1998...................  2,457,309       $23.81        505,000       $21.15
    Vested and issued..........................   (218,201)       23.89        (18,000)       19.00
    Cancelled..................................    (26,884)       29.27        (31,000)       21.23
    Granted....................................          -                      82,000        24.52
                                                 ---------                   ---------
Balance at December 31, 1999...................  2,212,224        23.71        538,000        21.75
    Vested and issued..........................   (460,914)       23.70         (5,000)       19.00
    Cancelled..................................   (172,495)       23.75        (40,000)       21.24
    Granted....................................          -                     117,000        19.07
                                                 ---------                   ---------
Balance at December 31, 2000...................  1,578,815        23.73        610,000        21.31
    Vested and issued..........................   (298,065)       23.81              -            -
    Cancelled..................................   (641,427)       23.39        (57,000)       21.33
    Granted....................................          -            -        748,000        16.83
                                                 ---------                   ---------
Balance at December 31, 2001...................    639,323        23.69      1,301,000        18.73
                                                 ---------                   ---------
                                                 ---------                   ---------

    For stock options outstanding at December 31, 2001, the range of exercise prices was $15.45 to $34.875 per share, and the estimated weighted-average remaining contractual life was 5 years. The weighted-average fair value of stock options at grant date approximated $3 per share, $9 per share and $10 per share for 2001, 2000 and 1999, respectively, using a Black-Scholes model with the following assumptions: expected dividend yield of 4.4%, 2.4% and 2.4% for 2001, 2000, and 1999, respectively; risk-free interest rate of 5% in 2001 and 6% in each of 2000 and 1999; an expected life of 5 years; and, an expected volatility of 39%, 60% and 50% for 2001, 2000 and 1999, respectively. At December 31, 2001, 377,000 options were exercisable at an average price of $21.42 per share option.

    Salary and Bonus Deferral Plan: The Company has a deferred compensation plan that permits officers and certain management employees to defer a portion of their compensation on a pre-tax basis in the form of Common Stock. A rabbi trust (the 'Trust') has been established to hold shares of Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders' equity. At December 31, 2001, 462,288 shares have been purchased at a total cost of $10 and are held in the Trust.

    Long Term Incentive Plan: The Company has a Long Term Incentive Plan for certain management employees. The plan provides for awards of Common Stock to be granted if annual EVA'r' targets are achieved. Such earned shares are held in a trust until vested, which is three years from the date of grant. Unvested shares will be forfeited. At December 31, 2001, 68,353 shares have been purchased at a total cost of $1 and are held in trust. Compensation expense was not significant in 2001, 2000 and 1999.

    Executive Long Term Incentive Plan: In 2000, the Company established an Executive Long Term Incentive Plan for its senior executives. One half of the award granted to each executive provides for Common Stock to be granted if annual EVA'r' targets are achieved. Such earned shares are held in a trust until vested, which is three years from the date of grant. Unvested shares will be forfeited. At December 31, 2001, 240,696 shares have been purchased at a total cost of $4 and are held in trust. The remaining half of the award is based on the Company's performance against its peer group (companies in the Standard & Poor's Chemical Composite Index) over a three-year period. This award will be paid in cash. Compensation expense was $3 in each of 2001 and 2000.

    SFAS No. 123: The Company adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'). The impact on net income and earnings per share

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

would have been $1 and $0.01 per share, respectively, in each of 2001, 2000 and 1999 had compensation expense for the Company's stock-based compensation plans been determined based on the fair value of such grants on the grant date in accordance with the provisions of SFAS No. 123.

NOTE 12 -- RELATED PARTY TRANSACTIONS

    One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility up to a maximum of 330 million pounds per year. The initial term of the contract was through December 1, 2000 and automatically renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. The subsidiary incurred charges of $53, $90 and $54 in 2001, 2000 and 1999, respectively, under this contract.

    One of the Company's subsidiaries sells VAM to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas and Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year (the 'Annual Maximum') for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract was through December 31, 2000 and renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. During the years ended December 31, 2001, 2000 and 1999, sales to Equistar were $14, $16 and $12, respectively.

    One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, steam, administrative office space, and health, safety and environmental services. The subsidiary incurred charges of $17, $23 and $19 in 2001, 2000 and 1999, respectively, for such services. In addition, the subsidiary charged Equistar $18, $13, and $13 in 2001, 2000 and 1999, respectively, for electricity.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

    Legal and Environmental: Certain subsidiaries of the Company have been named as defendants, PRPs or both in a number of environmental proceedings, including the Kalamazoo River site for which a study group of which the Company's subsidiary is a member estimates collective remediation liability of approximately $73. In addition, the Company and various of its subsidiaries are defendants in a number of other pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries, cases alleging historic premises-based exposure to asbestos-containing materials at various worksites and cases alleging personal injury, property damage and remediation costs associated with use of lead in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry.

    With respect to the non-environmental legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. The Company believes that the reasonably probable and estimable range of potential liability for such contingencies collectively, which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 and $90 and has accrued $83 as of December 31, 2001. The Company

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, school districts, individuals and one state, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. These legal proceedings are in various pre-trial stages. The Company is vigorously defending all lead-related legal proceedings.

    Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency ('EPA') or similar state lists. The Company has estimated its individual exposure at these to be between twenty-five thousand US dollars and $29. One potentially significant Site at which a Company subsidiary is a PRP concerns alleged polychlorinated biphenyl contamination of a section of the Kalamazoo River in Michigan. In October 2000, the Kalamazoo River Study Group, of which the Company's subsidiary is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. The Company has accrued for its estimated share of costs for this matter. The EPA has now taken over from the State as lead agency at the Site. Neither the EPA nor the State of Michigan has commented on the draft study.

    Celanese filed suit against Millennium Petrochemicals on September 30, 1999 in the United States District Court for the Southern District of Texas alleging infringement of a Celanese patent relating to acetic acid production technology. In the suit, Celanese seeks monetary damages and injunctive relief, including royalties. The Company has substantial defenses to this lawsuit and is vigorously defending it.

    On January 16, 2002, Slidell filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

    Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO[u]2 and certain other agreements to purchase raw materials and utilities with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments with terms greater than one year at December 31, 2001 (at current exchange rates, where applicable) is as follows:

                                                              ORE    OTHER    TOTAL
                                                              ---    -----    -----
2002........................................................  $ 73   $  103   $  176
2003........................................................    74      110      184
2004........................................................    54       87      141
2005........................................................    21       88      109
2006........................................................     -       85       85
2007 through 2020...........................................     -      831      831
                                                              ----   ------   ------
    Total...................................................  $222   $1,304   $1,526
                                                              ----   ------   ------
                                                              ----   ------   ------

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

    One of the Company's subsidiaries has entered into an agreement with DuPont to toll acetic acid through DuPont's VAM plant, thereby acquiring all of the VAM production at such plant not utilized by DuPont. The tolling fee is based on the market price of ethylene, plus a processing charge. The term of the contract is from January 1, 2001 through December 31, 2006, and thereafter from year-to-year. The total commitment over the remaining term of the contract is expected to be $296.

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

    Effective February 4, 2002, the Company ceased being centrally managed and controlled in the United Kingdom. The Company believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period.

NOTE 14 -- OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

    Using the guidelines set forth in SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information', the Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products; Acetyls; and, Specialty Chemicals. The accounting policies of the segments are the same as those described in Note 1.

    Most of the Company's foreign operations are conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between the Company's operations are made on terms similar to those of its third-party distributors.

    Income and expense not allocated to business segments in computing operating income include interest income and expense, other income and expense of a general corporate nature and equity in earnings (loss) of Equistar.

    Export sales from the United States for the years ended December 31, 2001, 2000 and 1999 were approximately $245, $201 and $144, respectively.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                               2001         2000         1999
                                                               ----         ----         ----
Net sales
    Titanium Dioxide and Related Products...................  $1,145       $1,355       $1,250
    Acetyls.................................................     355          337          227
    Specialty Chemicals.....................................      90          101          112
                                                              ------       ------       ------
        Total...............................................  $1,590       $1,793       $1,589
                                                              ------       ------       ------
                                                              ------       ------       ------
Operating income (loss)
    Titanium Dioxide and Related Products...................  $   49       $  144       $  112
    Acetyls.................................................     (14)          49           27
    Specialty Chemicals.....................................      11           20           29
                                                              ------       ------       ------
        Total...............................................  $   46(2)    $  213       $  168
                                                              ------       ------       ------
                                                              ------       ------       ------
Depreciation and amortization
    Titanium Dioxide and Related Products...................  $   81       $   85       $   79
    Acetyls.................................................      21           20           18
    Specialty Chemicals.....................................       8            8            8
                                                              ------       ------       ------
        Total...............................................  $  110       $  113       $  105
                                                              ------       ------       ------
                                                              ------       ------       ------
Capital expenditures
    Titanium Dioxide and Related Products...................  $   82       $   96       $   91
    Acetyls.................................................       6            7           11
    Specialty Chemicals.....................................       3            7            7
    Corporate...............................................       6            -            -
                                                              ------       ------       ------
        Total...............................................  $   97       $  110       $  109
                                                              ------       ------       ------
                                                              ------       ------       ------
Identifiable assets
    Titanium Dioxide and Related Products...................  $1,358       $1,469
    Acetyls.................................................     670          706
    Specialty Chemicals.....................................      96          103
    Corporate (1)...........................................     880          942
                                                              ------       ------
        Total...............................................  $3,004       $3,220
                                                              ------       ------
                                                              ------       ------

---------

(1) Corporate assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.

(2) Includes non-recurring restructuring and plant closure charges of $36.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                               2001        2000        1999
                                                               ----        ----        ----
Net sales
    United States...........................................  $  983      $1,077      $  921
                                                              ------      ------      ------
    Non-United States
        United Kingdom......................................     364         428         325
        France..............................................     179         205         213
        Asia/Pacific........................................     160         183         157
        Brazil..............................................     113         148         144
                                                              ------      ------      ------
                                                                 816         964         839
                                                              ------      ------      ------
    Inter-area elimination..................................    (209)       (248)       (171)
                                                              ------      ------      ------
        Total...............................................  $1,590      $1,793      $1,589
                                                              ------      ------      ------
                                                              ------      ------      ------
Operating income (loss)
    United States...........................................  $  (18)     $  140      $  173
                                                              ------      ------      ------
    Non-United States
        United Kingdom......................................      (7)         10         (17)
        France..............................................      (8)         15           4
        Asia/Pacific........................................      51          55          34
        Brazil..............................................      30          21          27
                                                              ------      ------      ------
                                                                  66         101          48
                                                              ------      ------      ------
    Inter-area elimination..................................      (2)        (28)        (53)
                                                              ------      ------      ------
        Total...............................................  $   46 (1)  $  213      $  168
                                                              ------      ------      ------
                                                              ------      ------      ------

Identifiable assets
    United States...........................................  $2,168      $2,299
                                                              ------      ------
    Non-United States
        United Kingdom......................................     363         392
        France..............................................     216         199
        Asia/Pacific........................................     114         119
        Brazil..............................................     134         160
        All Other...........................................       9          51
                                                              ------      ------
                                                                 836         921
                                                              ------      ------
        Total...............................................  $3,004      $3,220
                                                              ------      ------
                                                              ------      ------

---------

(1) Includes non-recurring restructuring and plant closure charges of $36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information is included under the caption 'Executive Officers' in
Item 1 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    The information to be included under the captions 'Corporate Governance', -- 'Directors' Remuneration and Attendance at Meetings' and 'Executive
Compensation' in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information to be included under the caption 'Ownership of Common Stock' in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information about loans between the Company and certain of its executive officers to be included under the caption 'Executive Agreements and Other Relationships' in the Proxy Statement is incorporated herein by reference. The amount of the loans disclosed therein is the largest aggregate amount of indebtedness outstanding between the Company and each such executive officer during the period January 1, 2002 and the date of this Annual Report, as well as the amount outstanding on the date hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

 1.      Supplemental Financial Information.

         The Supplemental Financial Information relating to the Company, Millennium America and Equistar consist of the following:

                                                                          PAGE OF
                                                                        THIS REPORT
                                                                        -----------
         Supplemental Financial Information of the Company:
             Supplemental Financial Information......................       F-1
             Condensed Consolidating Balance Sheets -- December 31,
               2001 and 2000.........................................       F-2
             Condensed Consolidating Statements of
               Operations -- Years Ended December 31, 2001, 2000 and
               1999..................................................       F-3
             Condensed Consolidating Statements of Cash
               Flows -- Years Ended December 31, 2001, 2000 and
               1999..................................................       F-4
         Financial Statements of Equistar:
             Report of PricewaterhouseCoopers LLP....................       F-6
             Consolidated Statements of Income -- Years Ended
               December 31, 2001, 2000 and 1999......................       F-7
             Consolidated Balance Sheets -- December 31, 2001 and
               2000..................................................       F-8
             Consolidated Statements of Cash Flows -- Years Ended
               December 31, 2001, 2000 and 1999......................       F-9
             Consolidated Statements of Partners' Capital -- Years
               Ended December 31, 2001, 2000 and 1999................      F-10
             Notes to Consolidated Financial Statements..............  F-11 to F-27

2.  Financial Statement Schedule.

    Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of this Annual Report, should be read in conjunction with the Financial Statements included in Item 8 of this Annual Report. Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.

3.  Exhibits.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as
              Exhibit 3.1 to the Company's Registration Statement on Form 10 (File
              No. 1-12091) (the 'Form 10'))*
 3.2       -- By-laws of the Company (as amended on February 4, 2002)**
 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America
              (formerly named Hanson America Inc.), the Company and The Bank of New York,
              as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the
              7.625% Senior Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the
              Registration Statement of the Company and Millennium America on Form S-1
              (Registration No. 333-15975) (the 'Form S-1'))*
 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among
              Millennium America, the Company and The Bank of New York, as Trustee (Filed
              as Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the '1997 Form 10-K'))*

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
 4.2       -- Indenture, dated as of June 18, 2001, among Millennium
              America as Issuer, the Company as Guarantor, and The Bank
              of New York, as Trustee (including the form of 9 1/4%
              Senior Notes due 2008 and the Note Guarantee) (filed as
              Exhibit 4.1 to the Registration Statement of the Company
              and Millennium America (Registration Nos. 333-65650 and
              333-65650-1 on Form S-4 (the 'Form S-4'))*
10.1       -- Form of Post-Demerger Stock Purchase Agreement, dated as of September 30, 1996, between Hanson and MHC Inc.
              (including related form of Indemnification Agreement and
              Tax Sharing and Indemnification Agreement) (Filed as
              Exhibit 10.6 to the Form 10)*
10.2       -- Demerger Agreement, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.
              (formerly Hanson Overseas Holdings Ltd.) and the Company
              (Filed as Exhibit 10.7 to the Form 10)*
10.3       -- Form of Indemnification Agreement, dated as of September
              30, 1996, between Hanson and the Company (Filed as Exhibit
              10.8 to the Form 10)*
10.4       -- Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium
              Overseas Holdings Ltd., Millennium America Holdings Inc.
              (formerly HM Anglo American Ltd.), Hanson North America
              Inc. and the Company (Filed as Exhibit 10.9(a) to the
              Form 10)*
10.5(a)    -- Deed of Tax Covenant, dated as of September 30, 1996,
              between Hanson, Millennium Overseas Holdings Ltd.,
              Millennium Inorganic Chemicals Limited (formerly SCM
              Chemicals Limited), SCMC Holdings B.V. (formerly Hanson
              SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly
              SCM Chemicals Ltd.), and the Company (the 'Deed of Tax
              Covenant') (Filed as Exhibit 10.9(b) to the Form 10)*
10.5(b)    -- Amendment to the Deed of Tax Covenant dated January 28,
              1997 (Filed as Exhibit 10.9(c) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996
              (the '1996 Form 10-K'))*
10.6(a)    -- Credit Agreement, dated June 18, 2001, among Millennium
              America Inc., as Borrower, Millennium Inorganic Chemicals
              Limited, as Borrower, certain borrowing subsidiaries of
              Millennium Chemicals Inc., from time to time party
              thereto, Millennium Chemicals Inc., as Guarantor, the
              lenders from time to time party thereto, Bank of America,
              N.A., as Syndication Agent and The Chase Manhattan Bank as
              Administrative Agent and collateral agent (filed as
              Exhibit 10.1 to the Form S-4)*
10.6(b)    -- First Amendment, dated as of December 14, 2001, to the
              Credit Agreement dated as of June 18, 2001, with Bank of
              America, N.A. and JP Morgan Chase Bank and the lenders
              party thereto (filed as Exhibit 99.1 to the Company's
              Current Report on Form 8-K dated December 18, 2001)*
10.7       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium America Holdings Inc. and William M. Landuyt,
              Robert E. Lee, C. William Carmean, Richard A. Lamond, and
              John E. Lushefski (Filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998 (the 'September 30, 1998, Form
              10-Q'))*'D'
10.8       -- Form of Agreement, dated as of July 24, 1998, between
              each of the Company's operating subsidiaries and certain
              officers of such subsidiaries. (Filed as Exhibit 10.2 to
              the September 30, 1998, Form 10-Q)*'D'
10.9       -- Form of Agreement, dated as of July 24, 1998, between
              Millennium Petrochemicals Inc. and each of Peter P. Hanik
              and Charles F. Daly (Filed as Exhibit 10.17 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 (the '1998 Form 10-K'))*'D'
10.10      -- Form of Change-in-Control Agreement, dated as of July 24,
              1998, between Millennium America Holdings Inc. and each of
              A. Mickelson Foster, James A. Lofredo, Corey A. Siegel and
              Christine F. Wubbolding (Filed as Exhibit 10.2 to the
              September 30, 1998 Form 10-Q)*'D'

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.11      -- Form of Change-in-Control Agreement between each of the
              Company's operating subsidiaries and certain officers of
              such subsidiaries who are not executive officers of the
              Company (Filed as Exhibit 10.19 to the 1998
              Form 10-K)*'D'
10.12(a)   -- Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23 to the Form 10)*'D'
10.12(b)   -- Amendment Number 1 dated January 20, 1997, to the
              Millennium Chemicals Inc. Annual Performance Plan. (Filed
              as Exhibit 10.23(b) to the 1996 Form 10-K)*'D'
10.12(c)   -- Amendment Number 2 dated January 23, 1998, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.23(c) to the 1997
              Form 10-K)*'D'
10.12(d)   -- Amendment Number 3 dated January 22, 1999, to the
              Millennium Chemicals Inc. Annual Performance Incentive
              Plan (Filed as Exhibit 10.20(d) to the 1998 Form 10-K)*'D'
10.13(a)   -- Millennium Chemicals Inc. Long Term Stock Incentive Plan
              (Filed as Exhibit 10.25 to the Form 10)*'D'
10.13(b)   -- Amendment Number 1 to the Millennium Chemicals Inc. Long
              Term Stock Incentive Plan (Filed as Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1997)*'D'
10.13(c)   -- Amendment dated July 24, 1997 to the Millennium Chemicals
              Inc. Long Term Stock Incentive Plan (Filed as Exhibit
              10.25(c) to the 1997 Form 10-K)*'D'
10.13(d)   -- Amendments dated January 23, 1998 and December 10, 1998, to the Millennium Chemicals Inc. Long Term Stock Incentive
              Plan (Filed as Exhibit 10.23(d) to the 1998 Form 10-K)*'D'
10.14      -- Millennium Chemicals Inc. Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.15(a) to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000 (the '2000 Form 10-K'))*'D'
10.15      -- Millennium Chemicals Grandfathered Supplemental Executive
              Retirement Plan (Filed as Exhibit 10.15(b) to the 2000
              Form 10-K)*'D'
10.16      -- Millennium Petrochemicals Grandfathered Supplemental
              Executive Retirement Plan (Filed as Exhibit 10.16 to the
              2000 Form 10-K)*'D'
10.17      -- Millennium Inorganic Chemicals Grandfathered Supplemental
              Executive Retirement Plan (Filed as Exhibit 10.17 to the
              2000 Form 10-K)*'D'
10.18      -- Millennium Specialty Chemicals Grandfathered Supplemental
              Executive Retirement Plan (Filed as Exhibit 10.18 to the
              2000 Form 10-K+)*'D'
10.19(a)   -- Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30 to the 1996 Form 10-K)*'D'
10.19(b)   -- Amendment Number 1 dated January 23, 1998, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.30(b) to the 1997 Form 10-K)*'D'
10.19(c)   -- Amendment Number 2 dated January 22, 1999, to the
              Millennium Chemicals Inc. Salary and Bonus Deferral Plan
              (Filed as Exhibit 10.28(c) to the 1998 Form 10-K)*'D'
10.20      -- Millennium Chemicals Inc. Supplemental Savings and
              Investment Plan (Filed as Exhibit 10.29 to the 1998 Form
              10-K)*'D'
10.21      -- Millennium Chemicals Inc. Long Term Incentive Plan (Filed
              as Exhibit 10.21 to the 2000 Form 10-K)*'D'
10.22      -- Millennium Chemicals Inc. Executive Long Term Incentive
              Plan (Filed as Exhibit 10.22 to the 2000 Form 10-K)*'D'
10.23      -- Millennium America Holdings Inc. Long Term Incentive Plan
              and Executive Long Term Incentive Plan Trust Agreement
              (Filed as Exhibit 10.23 to the 2000 Form 10-K)*'D'

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
10.24(a)   -- Millennium Chemicals Inc. Omnibus Incentive Compensation
              Plan (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'
10.24(b)   -- Form of Stock Option Agreement under Omnibus Incentive
              Compensation Plan**'D'
10.25(a)   -- Master Transaction Agreement between the Company and
              Lyondell (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated July 25, 1997)*
10.25(b)   -- First Amendment to Master Transaction Agreement between
              Lyondell and the Company (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated October 17,
              1997)*
10.26      -- Amended and Restated Limited Partnership Agreement of
              Equistar Chemicals, LP as amended through August 24, 2001
              (Filed as Exhibit 10.6 to the Company's Quarterly Report
              on Form 10-Q for the quarter ended September 30, 2001 (the
              'September 30, 2001 Form 10-Q))*
10.27(a)   -- Asset Contribution Agreement (the 'Millennium Asset
              Contribution Agreement') among Millennium Petrochemicals,
              Millennium Petrochemicals LP LLC and Equistar (Filed as an
              Exhibit to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.27(b)   -- First Amendment to the Millennium Asset Contribution
              Agreement dated as of May 15, 1998 (Filed as Exhibit
              10.23(b) to the 1999 Form 10-K)*
10.27(c)   -- Second Amendment to the Asset Contribution Agreement
              among Millennium Chemicals Inc., Millennium Petrochemicals
              LP LLC, and Equistar Chemicals, LP*
10.28      -- First Amendment to Lyondell Asset Contribution Agreement
              dated as of May 15, 1998 (Filed as Exhibit 10.24(b) to the
              1999 Form 10-K)*
10.29(a)   -- Amended and Restated Parent Agreement among Lyondell, the
              Company, Occidental, Oxy CH Corporation, Occidental
              Chemical Corporation, and Equistar, dated as of May 15,
              1998, (Filed as Exhibit 10.37 to the 1998 Form 10-K)*
10.29(b)   -- First Amendment to Amended and Restated Parent Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.25(b) to
              the 1999 form 10-K)*
10.30(a)   -- Letter Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.3
              to the September 30, 2001 Form 10-Q)*
10.30(b)   -- Indemnity Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.4
              to the September 30, 2001 Form 10-Q)*
10.30(c)   -- Indemnity Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.5
              to the September 30, 2001 Form 10-Q)*
11.1       -- Statement re: computation of per share earnings **
21.1       -- Subsidiaries of the Company **
23.1       -- Consent of PricewaterhouseCoopers LLP **
23.2       -- Consent of PricewaterhouseCoopers LLP **
99.1       -- Information relevant to forward-looking statements**
99.2       -- Form of Letter Agreement, dated July 3, 1996, between
              Hanson and United Kingdom Inland Revenue (Filed as Exhibit
              99.2 to the Form 10)*


In addition, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

---------

 *   Incorporated by reference
                                              (footnotes continued on next page)

(footnotes continued from previous page)

**   Filed herewith

 'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b) REPORTS ON FORM 8-K.

Current Reports on Form 8-K dated October 3, 2001, October 30, 2001, December 19, 2001, February 1, 2002 and March 20, 2002 were filed during the quarter ended December 31, 2001 and through the date hereof.

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

                                                MILLENNIUM CHEMICALS INC.

                                          By:       /s/ WILLIAM M. LANDUYT
                                              ..................................
                                                     WILLIAM M. LANDUYT
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

                SIGNATURE                                            TITLE
                ---------                                            -----
          /S/ WILLIAM M. LANDUYT            Chairman of the Board, President, Chief Executive
 .........................................    Officer and Director (principal executive officer)
           (WILLIAM M. LANDUYT)

            /S/ ROBERT E. LEE               Executive Vice President -- Growth and Development and
 .........................................    Director
             (ROBERT E. LEE)

          /S/ JOHN E. LUSHEFSKI             Senior Vice President and Chief Financial Officer
 .........................................    (chief accounting officer)
           (JOHN E. LUSHEFSKI)

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

          /S/ MARTIN D. GINSBURG            Director
 .........................................
           (MARTIN D. GINSBURG)

           /S/ LORD GLENARTHUR              Director
 .........................................
            (LORD GLENARTHUR)

         /S/ DAVID J. P. MEACHIN            Director
 .........................................
          (DAVID J. P. MEACHIN)

           /S/ MARTIN G. TAYLOR             Director
 .........................................
            (MARTIN G. TAYLOR)

                           MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION

    Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Company's five-year Credit Agreement, which replaced the Company's previously existing Revolving Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2001 and 2000, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2001, are provided for Millennium Chemicals Inc. as supplemental financial information of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America and all subsidiaries of the Company other than Millennium America. The investment in subsidiaries is accounted for on the equity method.

                           MILLENNIUM CHEMICALS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                        MILLENNIUM   MILLENNIUM
                                         AMERICA      CHEMICALS                                       MILLENNIUM
                                           INC.         INC.       NON-GUARANTOR                  CHEMICALS INC. AND
                                         (ISSUER)    (GUARANTOR)   SUBSIDIARIES    ELIMINATIONS      SUBSIDIARIES
                                         --------    -----------   ------------    ------------      ------------
                                                                         (MILLIONS)
2001
                ASSETS
Inventories...........................    $    -       $    -         $  370         $     -            $  370
Other current assets..................         6            -            384               -               390
Propery, plant and equipment, net.....         -            -            880               -               880
Investment in Equistar................         -            -            677               -               677
Investment in subsidiaries............     5,220        1,041              -          (6,261)                -
Other assets..........................        13            -            296               -               309
Goodwill..............................         -            -            378               -               378
Due from parent and affiliates........       640            -              -            (640)                -
                                          ------       ------         ------         -------            ------
    Total assets......................    $5,879       $1,041         $2,985         $(6,901)           $3,004
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt................................    $    3       $    -         $    8         $     -            $   11
Other current liabilities.............        17            -            355               -               372
Long-term debt........................     1,156            -             16               -             1,172
Other liabilities.....................         -            1            549               -               550
Due to parent and affiliates..........         -           89            551            (640)                -
                                          ------       ------         ------         -------            ------
    Total liabilities.................     1,176           90          1,479            (640)            2,105
Minority interest.....................         -            -             21               -                21
Shareholders' equity..................     4,703          951          1,485          (6,261)              878
                                          ------       ------         ------         -------            ------
    Total liabilities and
      shareholders' equity............    $5,879       $1,041         $2,985         $(6,901)           $3,004
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------
2000
                ASSETS
Inventories...........................    $    -       $    -         $  373         $     -            $  373
Other current assets..................         1            -            513               -               514
Property, plant and equipment, net....         -            -            957               -               957
Investment in Equistar................         -            -            760               -               760
Investment in subsidiaries............     5,229        1,033              -          (6,262)                -
Other assets..........................         3            -            222               -               225
Goodwill..............................         -            -            391               -               391
Due from parent and affiliates........       633            -              -            (633)                -
                                          ------       ------         ------         -------            ------
    Total assets......................    $5,866       $1,033         $3,216         $(6,895)           $3,220
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt................................    $  360       $    -         $   31         $     -            $  391
Other current liabilities.............        24            -            368               -               392
Long-term debt........................       749            -             18               -               767
Other liabilities.....................         -            3            662               -               665
Due to parent and affiliates..........         -           47            586            (633)                -
                                          ------       ------         ------         -------            ------
    Total liabilities.................     1,133           50         $1,665         $  (633)           $2,215
Minority interest.....................         -            -             22               -                22
Shareholders' equity..................     4,733          983          1,529          (6,262)              983
                                          ------       ------         ------         -------            ------
    Total liabilities and
      shareholders' equity............    $5,866       $1,033         $3,216         $(6,895)           $3,220
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                             MILLENNIUM     MILLENNIUM                                     MILLENNIUM
                                            AMERICA INC.  CHEMICALS INC.  NON-GUARANTOR                  CHEMICALS INC.
                                              (ISSUER)     (GUARANTOR)    SUBSIDIARIES    ELIMINATIONS  AND SUBSIDIARIES
                                              --------     -----------    ------------    ------------  ----------------
                                                                           (MILLIONS)
2001
Net sales...................................   $   -           $ -           $1,590          $   -           $1,590
Cost of products sold.......................       -             -            1,252              -            1,252
Depreciation and amortization...............       -             -              110              -              110
Selling, development and administrative
 expense....................................       -             -              146              -              146
Reorganization and plant closure............       -             -               36              -               36
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -               46              -               46
Interest expense, net.......................     (81)            -               (1)             -              (82)
Intercompany interest income (expense)......     108            (4)            (104)             -                -
Equity in loss of Equistar..................       -             -              (90)             -              (90)
Equity in (loss) earnings of subsidiaries...     (62)            8                -             54                -
Other income (expense), net.................      (2)           (1)               -              -               (3)
(Provision) benefit for income taxes........      (9)            -               95              -               86
                                               -----           ---           ------          -----           ------
   Net (loss) income........................   $ (46)          $ 3           $  (54)         $  54           $  (43)
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------
2000
Net sales...................................   $   -           $ -           $1,793          $   -           $1,793
Cost of products sold.......................       -             -            1,267              -            1,267
Depreciation and amortization...............       -             -              113              -              113
Selling, development and administrative
 expense....................................       -             -              200              -              200
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -              213              -              213
Interest expense, net.......................     (76)            -               (1)             -              (77)
Intercompany interest income (expense)......     109             -             (109)             -                -
Equity in earnings of Equistar..............       -             -               39              -               39
Equity in earnings of subsidiaries..........      59            43                -           (102)               -
Other income (expense), net.................       -            (1)               8              -                7
Provision for income taxes..................     (12)            -              (48)             -              (60)
                                               -----           ---           ------          -----           ------
   Net income (loss)........................   $  80           $42           $  102          $(102)          $  122
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------
1999
Net sales...................................   $   -           $ -           $1,589          $   -           $1,589
Cost of products sold.......................       -             -            1,112              -            1,112
Depreciation and amortization...............       -             -              105              -              105
Selling, development and administrative
 expense....................................       -             -              204              -              204
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -              168              -              168
Interest expense, net.......................     (65)            -               (4)             -              (69)
Intercompany interest income (expense)......     111             -             (111)             -                -
Equity in loss of Equistar..................       -             -              (19)             -              (19)
Equity in (loss) earnings of subsidiaries...    (336)           19                -            317                -
Loss in value of Equistar investment........       -             -             (639)             -             (639)
Other income (expense), net.................       -            (1)              25              -               24
Income from discontinued operations (net of
 tax).......................................       -             -               38              -               38
(Provision) benefit for income taxes........     (16)            -              225              -              209
                                               -----           ---           ------          -----           ------
   Net (loss) income........................   $(306)          $18           $ (317)         $ 317           $ (288)
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                              MILLENNIUM      MILLENNIUM                                       MILLENNIUM
                                             AMERICA INC.   CHEMICALS INC.   NON-GUARANTOR                   CHEMICALS INC.
                                               (ISSUER)      (GUARANTOR)     SUBSIDIARIES    ELIMINATIONS   AND SUBSIDIARIES
                                               --------      -----------     ------------    ------------   ----------------
                                                                               (MILLIONS)
2001
Cash flows from operating activities.......     $ (46)          $  (1)           $ 105          $  54            $ 112

Cash flows from investing activities

   Capital expenditures....................         -               -              (97)             -              (97)

   Proceeds from sales of property, plant &
    equipment..............................         -               -               19              -               19
                                                -----           -----            -----          -----            -----

      Cash used in investing activities....         -               -              (78)             -              (78)

Cash flows from financing activities

   Dividends to shareholders...............         -             (35)               -              -              (35)

   Proceeds from long-term debt............       741               -               42              -              783

   Repayment of long-term debt.............      (675)              -              (61)             -             (736)

   Intercompany............................         2              36               16            (54)               -

   Decrease in notes payable...............       (17)              -              (17)             -              (34)
                                                -----           -----            -----          -----            -----

      Cash provided by (used in) financing
        activities.........................        51               1              (20)           (54)             (22)
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (5)             -               (5)
                                                -----           -----            -----          -----            -----

Increase in cash and cash equivalents......         5               -                2              -                7

Cash and cash equivalents at beginning of
 year......................................         -               -              107              -              107
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   5           $   -            $ 109          $   -            $ 114
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

2000
Cash flows from operating activities.......     $  80           $  36            $   6          $(102)           $  20

Cash flows from investing activities

   Capital expenditures....................         -               -             (110)             -             (110)

   Distributions from Equistar.............         -               -               83              -               83

   Proceeds from sales of property, plant &
    equipment..............................         -               -                4              -                4
                                                -----           -----            -----          -----            -----

      Cash used in investing activities....         -               -              (23)             -              (23)

Cash flows from financing activities

   Dividends to shareholders...............         -             (35)               -              -              (35)

   Repurchase of common stock..............         -               -              (65)             -              (65)

   Proceeds from long-term debt............       275               -               36              -              311

   Repayment of long-term debt.............      (165)              -              (22)             -             (187)

   Intercompany............................      (172)             (1)              71            102                -

   (Decrease) increase in notes payable....       (18)              -                1              -              (17)
                                                -----           -----            -----          -----            -----

      Cash (used in) provided by financing
        activities.........................       (80)            (36)              21            102                7
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (7)             -               (7)
                                                -----           -----            -----          -----            -----

Decrease in cash and cash equivalents......         -               -               (3)             -               (3)

Cash and cash equivalents at beginning of
 year......................................         -               -              110              -              110
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   -           $   -            $ 107          $   -            $ 107
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

                           MILLENNIUM CHEMICALS INC.
        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                              MILLENNIUM      MILLENNIUM                                       MILLENNIUM
                                             AMERICA INC.   CHEMICALS INC.   NON-GUARANTOR                   CHEMICALS INC.
                                               (ISSUER)      (GUARANTOR)     SUBSIDIARIES    ELIMINATIONS   AND SUBSIDIARIES
                                               --------      -----------     ------------    ------------   ----------------
                                                                               (MILLIONS)
1999
Cash flows from operating activities.......     $(306)          $  25            $ (13)         $ 317            $  23

Cash flows from investing activities

   Capital expenditures....................         -               -             (109)             -             (109)

   Distributions from Equistar.............         -               -               75              -               75

   Proceeds from syngas transaction........         -               -              123              -              123

   Proceeds from sale of Suburban Propane
    investment.............................         -               -               75              -               75

   Proceeds from sales of property, plant &
    equipment..............................         -               -               13              -               13
                                                -----           -----            -----          -----            -----

      Cash provided by investing
        activities.........................         -               -              177              -              177
                                                -----           -----            -----          -----            -----

Cash flows from financing activities

   Dividends to shareholders...............         -             (38)               -              -              (38)

   Repurchase of common stock..............         -               -             (200)             -             (200)

   Proceeds from long-term debt............       115               -                3              -              118

   Repayment of long-term debt.............       (66)              -              (27)             -              (93)

   Intercompany............................       231              13               73           (317)               -

   Increase in notes payable...............        26               -                1              -               27
                                                -----           -----            -----          -----            -----

      Cash provided by (used in) financing
        activities.........................       306             (25)            (150)          (317)            (186)
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (7)             -               (7)
                                                -----           -----            -----          -----            -----

Increase in cash and cash equivalents......         -               -                7              -                7

Cash and cash equivalents at beginning of
 year......................................         -               -              103              -              103
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   -           $   -            $ 110          $   -            $ 110
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of EQUISTAR CHEMICALS, LP

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the 'Partnership') and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 8, 2002

                             EQUISTAR CHEMICALS, LP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                               ----     ----     ----
                                                               (MILLIONS OF DOLLARS)
Sales and other operating revenues:
    Unrelated parties.......................................  $4,583   $5,770   $4,506
    Related parties.........................................   1,326    1,725    1,088
                                                              ------   ------   ------
                                                               5,909    7,495    5,594
                                                              ------   ------   ------
Operating costs and expenses:
    Cost of sales...........................................   5,733    6,908    5,002
    Selling, general and administrative expenses............     181      182      259
    Research and development expense........................      39       38       42
    Amortization of goodwill................................      33       33       33
    Unusual charges.........................................      22        -       96
                                                              ------   ------   ------
                                                               6,008    7,161    5,432
                                                              ------   ------   ------
    Operating income (loss).................................     (99)     334      162
Interest expense............................................    (192)    (185)    (182)
Interest income.............................................       3        4        6
Other income, net...........................................       8        -       46
                                                              ------   ------   ------
    Income (loss) before extraordinary item.................    (280)     153       32
Extraordinary loss on extinguishment of debt................      (3)       -        -
                                                              ------   ------   ------
Net income (loss)...........................................  $ (283)  $  153   $   32
                                                              ------   ------   ------
                                                              ------   ------   ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                   2001          2000
                                                                   ----          ----
                                                                  (MILLIONS OF DOLLARS)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................      $  202        $   18
    Accounts receivable:
        Trade, net..........................................         440           568
        Related parties.....................................         100           190
    Inventories.............................................         448           506
    Prepaid expenses and other current assets...............          36            50
                                                                  ------        ------
        Total current assets................................       1,226         1,332
Property, plant and equipment, net..........................       3,705         3,819
Investment in PD Glycol.....................................          47            53
Goodwill, net...............................................       1,053         1,086
Other assets, net...........................................         277           292
                                                                  ------        ------
        Total assets........................................      $6,308        $6,582
                                                                  ------        ------
                                                                  ------        ------

             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable:
        Trade...............................................      $  331        $  426
        Related parties.....................................          29            61
    Current maturities of long-term debt....................         104            90
    Accrued liabilities.....................................         197           166
                                                                  ------        ------
        Total current liabilities...........................         661           743
Long-term debt..............................................       2,233         2,158
Other liabilities...........................................         177           141
Commitments and contingencies...............................           -             -
Partners' capital:
    Partners' accounts......................................       3,257         3,540
    Accumulated other comprehensive income (loss)...........         (20)            -
                                                                  ------        ------
        Total partners' capital.............................       3,237         3,540
                                                                  ------        ------
        Total liabilities and partners' capital.............      $6,308        $6,582
                                                                  ------        ------
                                                                  ------        ------

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
                                                              (MILLIONS OF DOLLARS)
Cash flows from operating activities:
    Net income (loss).......................................  $(283)  $ 153   $  32
    Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
        Depreciation and amortization.......................    321     310     300
        Net (gain) loss on disposition of assets............     (3)      5      35
        Extraordinary loss on extinguishment of debt........      3       -       -
    Changes in assets and liabilities that provided (used)
      cash
        Accounts receivable.................................    220     (58)   (213)
        Inventories.........................................     61      14      17
        Accounts payable....................................   (129)     28     119
        Accrued liabilities.................................     30     (65)     82
        Other assets and liabilities........................     10     (48)    (28)
                                                              -----   -----   -----
        Cash provided by operating activities...............    230     339     344
                                                              -----   -----   -----
Cash flows from investing activities:
    Expenditures for property, plant and equipment..........   (110)   (131)   (157)
    Proceeds from sales of assets...........................     10       4      75
    Purchase of business from AT Plastics, Inc..............     (7)      -       -
                                                              -----   -----   -----
        Cash used in investing activities...................   (107)   (127)    (82)
                                                              -----   -----   -----
Cash flows from financing activities:
    Net borrowing (payments) under lines of credit..........   (820)     20    (502)
    Proceeds from issuance of long-term debt................  1,000       -     898
    Repayment of other long-term debt.......................    (91)    (42)   (150)
    Repayment of obligations under capital leases...........      -       -    (205)
    Distributions to partners...............................      -    (280)   (255)
    Other...................................................    (28)      -      (6)
                                                              -----   -----   -----
        Cash provided by (used in) financing activities.....     61    (302)   (220)
                                                              -----   -----   -----
Increase (decrease) in cash and cash equivalents............    184     (90)     42
Cash and cash equivalents at beginning of period............     18     108      66
                                                              -----   -----   -----
Cash and cash equivalents at end of period..................  $ 202   $  18   $ 108
                                                              -----   -----   -----
                                                              -----   -----   -----

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                             ACCUMULATED
                                          PARTNERS' ACCOUNTS                    OTHER
                              -------------------------------------------   COMPREHENSIVE   COMPREHENSIVE
                              LYONDELL   MILLENNIUM   OCCIDENTAL   TOTAL    INCOME (LOSS)   INCOME (LOSS)
                              --------   ----------   ----------   -----    -------------   -------------
                                                         (MILLIONS OF DOLLARS)
Balance at January 1,          $ 613       $1,621       $1,651     $3,885       $  -            $   -
  1999......................
    Net income..............      14            9            9         32          -               32
    Distributions to
      partners..............    (105)         (75)         (75)      (255)         -                -
                               -----       ------       ------     ------       ----            -----
    Comprehensive income....                                                                    $  32
                                                                                                -----
                                                                                                -----
Balance at December 31,
  1999......................     522        1,555        1,585      3,662          -                -
    Net income..............      63           45           45        153          -              153
    Distributions to
      partners..............    (114)         (83)         (83)      (280)         -                -
    Other...................       5            -            -          5          -                -
                               -----       ------       ------     ------       ----            -----
    Comprehensive income....                                                                    $ 153
                                                                                                -----
                                                                                                -----
Balance at December 31,
  2000......................     476        1,517        1,547      3,540          -                -
    Net loss................    (115)         (84)         (84)      (283)         -             (283)
    Other comprehensive
      income:
        Unrealized loss on
          securities........       -            -            -          -         (1)              (1)
        Minimum pension
          liability.........       -            -            -          -        (19)             (19)
                               -----       ------       ------     ------       ----            -----
    Comprehensive loss......                                                                    $(303)
                                                                                                -----
                                                                                                -----
Balance at December 31,
  2001......................   $ 361       $1,433       $1,463     $3,257       $(20)
                               -----       ------       ------     ------       ----
                               -----       ------       ------     ------       ----

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION OF THE PARTNERSHIP AND OPERATIONS

    Lyondell Chemical Company ('Lyondell') and Millennium Chemicals Inc. ('Millennium') formed Equistar Chemicals, LP ('Equistar' or 'the Partnership'), a Delaware limited partnership, which commenced operations on December 1, 1997. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ('Occidental'). Equistar is currently owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries (see also Note 18).

    Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental, which consist of 18 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ('MTBE'). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ('HDPE'), low-density polyethylene ('LDPE'), linear low-density polyethylene ('LLDPE'), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

    Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's strategic plan and annual updates thereof. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership are also based upon the partners' percentage ownership of Equistar.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation -- The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries.

    Revenue Recognition -- Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made.

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

    Inventories -- Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ('LIFO') basis, except for materials and supplies, which are valued at average cost. Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

    Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

lives of the related assets, generally 25 years for major manufacturing equipment, 30 years for buildings, 10 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statement of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

    Long-Lived Asset Impairment -- Equistar evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Beginning in 2002, as discussed below, goodwill will be reviewed for impairment under SFAS No. 142 based on fair values.

    Investment in PD Glycol -- Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 2001 and 2000, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $7 million. The excess is being accreted into income on a straight-line basis over a period of 25 years.

    Goodwill -- Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over 40 years, the estimated useful life. Amortization of goodwill will cease as of January 1, 2002 as described below under Recent Accounting Standards.

    Turnaround Maintenance and Repairs Costs -- Cost of maintenance and repairs incurred in connection with turnarounds of major units at Equistar's manufacturing facilities exceeding $5 million are deferred and amortized using the straight-line method until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

    Deferred Software Costs -- Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years.

    Environmental Remediation Costs -- Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The estimated liabilities have not been discounted to present value.

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

    Accounting Changes Adopted in 2001 -- As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ('SFAS') No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Gains or losses from changes in the fair value of derivatives used as cash flow hedges are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subsequently reclassified to earnings to offset the impact of the related forecasted transaction. Implementation of SFAS No. 133 and SFAS No. 138 did not have a material effect on the consolidated financial statements of Equistar.

    Recent Accounting Standards -- In June 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and is not expected to have a material effect on intangible assets acquired in business combinations effected prior to July 1, 2001. SFAS No. 142 prescribed the discontinuance of amortization of goodwill as well as annual review of goodwill for impairment. Equistar expects the implementation of SFAS No. 142 to result in the impairment of the entire balance of goodwill, resulting in a $1.1 billion charge that will be reported as the cumulative effect of a change in accounting principle as of January 1, 2002. Earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 in calendar years 2003 and 2002, respectively, is not expected to have a material effect on the consolidated financial statements of Equistar.

    Reclassifications -- Certain previously reported amounts have been reclassified to conform to classifications adopted in 2001.

3. UNUSUAL CHARGES

    Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999, as discussed below. During the first quarter 2001, Equistar recorded an additional $22 million charge, which included environmental remediation liabilities of $7 million (see Note 15), severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge related primarily to the write down of certain assets. Payments of $4 million for severance, $3 million for exit costs and $1 million for environmental remediation were made through December 31, 2001. The pension benefits of $2 million will be paid from the assets of the pension plans. As of December 31, 2001, the remaining liability included $6 million for environmental remediation costs and $1 million for severance benefits.

    During 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represented severance and other employee-related costs for approximately 500 employee positions that were eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar. Through December 31, 2001, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of December 31, 2001, all of the employee terminations had been completed and the remaining liability of $5 million was eliminated.

4. EXTRAORDINARY ITEM

    As part of the third quarter 2001 refinancing (see Note 11), Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on extinguishment of debt.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. RELATED PARTY TRANSACTIONS

    Product Transactions with Lyondell -- Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. Under the agreements, Lyondell is required to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices.

    Product Transactions with Occidental Chemical -- In connection with the contribution of Occidental Chemical assets to Equistar, Equistar and Occidental Chemical entered into a long-term agreement for Equistar to supply 100% of the ethylene requirements for Occidental Chemical's U.S. manufacturing plants. The pricing terms under the agreement between Equistar and Occidental Chemical are similar to the pricing terms under the ethylene sales agreement between Equistar and Lyondell. The ethylene raw material is exclusively for internal use in production at these plants, less any quantities up to 250 million pounds per year tolled in accordance with the provisions of the agreement. Upon three years notice from either party to the other, sales may be 'phased down' over a period not less than five years. No phase down may commence before January 1, 2009. Therefore, the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. Equistar also enters into over-the-counter derivatives, primarily price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases (see Note 13). Equistar also purchases various products from Occidental Chemical at market-related prices.

    Product Transactions with Millennium Petrochemicals -- Equistar sells ethylene to Millennium Petrochemicals at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium Petrochemicals is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The contract expires December 1, 2002 and, thereafter, renews annually. Either party may terminate on one year's notice. The pricing terms of this agreement are similar to the pricing terms of the ethylene sales agreements with Lyondell and Occidental Chemical.

    Under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer ('VAM') raw material requirements at market-related prices from Millennium Petrochemicals for its LaPorte, Texas, Clinton, Iowa and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The contract expires December 31, 2002 and, thereafter, renews annually.

    Product Transactions with Oxy Vinyls, LP -- Occidental Chemical owns 76% of Oxy Vinyls, LP ('Oxy Vinyls'), a joint venture partnership. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement which expires on December 31, 2003.

    Transactions with LYONDELL-CITGO Refining LP -- Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP ('LCR'), a joint venture investment of Lyondell, have been assigned to Equistar. Accordingly, certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Transactions with LMC -- Lyondell Methanol Company, L.P. ('LMC') sells all of its products to Equistar at market-related prices. The natural gas for LMC's plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC's methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost.

    Shared Services Agreement with Lyondell -- During 1999, Lyondell provided certain administrative services to Equistar, including legal, risk management, treasury, tax and employee benefit plan administrative services, while Equistar provided services to Lyondell in the areas of health, safety and environment, human resources, information technology and legal. Effective January 1, 2000, Lyondell and Equistar implemented a revised agreement to utilize shared services more broadly. Lyondell now provides services to Equistar including information technology, human resources, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct third party costs, if incurred exclusively for Equistar, are charged directly to Equistar.

    Shared Services and Shared-Site Agreements with Millennium
Petrochemicals -- Equistar and Millennium Petrochemicals have agreements under which Equistar provides utilities, fuel streams and office space to Millennium Petrochemicals. In addition, Millennium Petrochemicals provides Equistar certain operational services, including utilities as well as barge dock access and related services.

    Transition Services Agreement with Occidental Chemical -- On June 1, 1998, Occidental Chemical and Equistar entered into a transition services agreement. Under the terms of the agreement, Occidental Chemical provided Equistar certain services in connection with the businesses contributed by Occidental Chemical, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Most of these services ceased in June 1999. Health, safety, and environmental services were extended until December 31, 1999.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Related party transactions are summarized as follows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                           2001                2000                 1999
                                           ----                ----                 ----
                                                     (MILLIONS OF DOLLARS)
Equistar billed related
  parties for:
    Sales of products and
      processing services:
        Lyondell............               $405                $572                 $246
        Occidental
          Chemical..........                441                 558                  435
        LCR.................                377                 438                  260
        Millennium
          Petrochemicals....                 55                  90                   54
        Oxy Vinyls..........                 48                  67                   93
    Shared services and
      shared site
      agreements:
        LCR.................                  3                   2                    3
        LMC.................                  6                   6                    6
        Millennium
          Petrochemicals....                 17                  24                   21
        Lyondell............                  -                   -                    8
    Gas purchased for LMC...                 86                  85                   46
Related parties billed
  Equistar for:
    Purchases of products:
        LCR.................               $203                $264                 $190
        LMC.................                151                 165                   95
        Millennium
          Petrochemicals....                 15                  16                   12
        Lyondell............                  4                   2                    6
        Occidental
          Chemical..........                  1                   2                    2
    Shared services and
      transition agreements:
        Lyondell............                147                 133                    9
        Millennium
          Petrochemicals....                 19                  22                   24
        LCR.................                  2                   -                    -
        Occidental
          Chemical..........                  -                   -                    2

6. PURCHASE AND SALE OF BUSINESSES

    Effective June 1, 2001, Equistar expanded its wire and cable business through the acquisition of the low- and medium-voltage power cable materials business of AT Plastics, Inc. Equistar accounted for the acquisition as a purchase, allocating the $7 million purchase price to property, plant and equipment and inventory.

    Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar's proceeds from the sale were approximately $75 million.

7. ACCOUNTS RECEIVABLE

    Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $14 million and $9 million at December 31, 2001 and 2000, respectively.

    During 2001, Equistar terminated an agreement with an independent issuer of receivables-backed commercial paper. Previously, Equistar sold, on an ongoing basis and without recourse, designated accounts receivable, maintaining the balance of the accounts receivable sold by selling new receivables as existing receivables were collected. At December 31, 2000 and 1999, the balance of Equistar's

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accounts receivable sold was $130 million. Increases and decreases in the amount sold were reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales were included in 'Selling, general and administrative expenses' in the Consolidated Statement of Income.

8. INVENTORIES

    Inventories were as follows at December 31:

                                                                   2001                  2000
                                                                   ----                  ----
                                                                      (MILLIONS OF DOLLARS)
Finished goods............................................         $243                  $273
Work-in-process...........................................           12                    16
Raw materials.............................................          104                   123
Materials and supplies....................................           89                    94
                                                                   ----                  ----
    Total inventories.....................................         $448                  $506
                                                                   ----                  ----
                                                                   ----                  ----

    Income in 2001 benefited from a reduction in the levels of raw material and product inventories, which are carried under the LIFO method of accounting. The charges to cost of sales associated with the inventory reductions were valued based on relatively low LIFO inventory values. If these charges had been valued based on average 2001 costs, cost of sales for 2001 would have been higher by approximately $10 million. The excess of the current cost of inventories over book value was approximately $28 million at December 31, 2001.

9. PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

    The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

                                                                   2001                  2000
                                                                   ----                  ----
                                                                      (MILLIONS OF DOLLARS)
Land......................................................        $   79                $   78
Manufacturing facilities and equipment....................         5,929                 5,769
Construction in progress..................................            92                   134
                                                                  ------                ------
    Total property, plant and equipment...................         6,100                 5,981
                                                                  ------                ------
Less accumulated depreciation.............................         2,395                 2,162
                                                                  ------                ------
    Property, plant and equipment, net....................        $3,705                $3,819
                                                                  ------                ------
                                                                  ------                ------

    Equistar did not capitalize any interest during 2001, 2000 and 1999 with respect to construction projects.

    Goodwill, at cost, and the related accumulated amortization were as follows at December 31:

                                                                     2001                  2000
                                                                     ----                  ----
                                                                        (MILLIONS OF DOLLARS)
Goodwill....................................................        $1,318                $1,318
Less accumulated amortization...............................           265                   232
                                                                    ------                ------
    Goodwill, net...........................................        $1,053                $1,086
                                                                    ------                ------
                                                                    ------                ------

    The unamortized balances of deferred turnaround, software and debt issuance costs included in 'Other assets, net' were as follows at December 31:

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               2001           2000
                                                               ----           ----
                                                              (MILLIONS OF DOLLARS)
Turnaround costs............................................  $   70          $ 75
Software costs..............................................      97           104
Debt issuance costs.........................................      34             9

    Depreciation and amortization is summarized as follows for the periods presented:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
                                                              (MILLIONS OF DOLLARS)
Property, plant and equipment...............................  $237    $229    $221
Goodwill....................................................    33      33      33
Turnaround expense..........................................    20      24      25
Software costs..............................................    12      13      12
Other.......................................................    17      11       9
Debt issuance costs.........................................     2       -       -
                                                              ----    ----    ----
                                                              $321    $310    $300
                                                              ----    ----    ----
                                                              ----    ----    ----

10. ACCRUED LIABILITIES

    Accrued liabilities were as follows at December 31:

                                                                2001          2000
                                                                ----          ----
                                                              (MILLIONS OF DOLLARS)
Property taxes..............................................   $   68        $   73
Interest....................................................       68            52
Payroll and benefits........................................       49            38
Other.......................................................       12             3
                                                               ------        ------
    Total accrued liabilities...............................   $  197        $  166
                                                               ------        ------
                                                               ------        ------

11. LONG-TERM DEBT

    In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included a bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan, maturing in August 2007, with scheduled quarterly amortization payments, beginning December 31, 2001. The revolving credit facility was undrawn at December 31, 2001. Borrowing under the revolving credit facility generally bears interest based on a margin over, at Equistar's option, LIBOR or a base rate. The sum of the applicable margin plus a facility fee varies between 1.5% and 2.5%, in the case of LIBOR loans, and 0.5% and 1.5%, in the case of base rate loans, depending on Equistar's ratio of debt to EBITDA. The term loan generally bears interest at a rate equal to LIBOR plus 3% or the base rate plus 2%, at Equistar's option. Borrowing under the term loan had a weighted average interest rate of 6.26% during 2001. Certain financial ratio requirements were modified in the refinancing to make them less restrictive. The bank credit facility is secured by a lien on Equistar's accounts receivable, inventory, other personal property and certain fixed assets. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The 10.125% senior notes rank pari passu with existing Equistar notes.

    The August 2001 refinancing replaced a five-year, $1.25 billion credit facility with a group of banks that would have expired November 2002. Borrowing under the facility at December 31, 2000 was $820 million and had a weighted average interest rate of 7.13% at December 31, 2000. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. As a result of the refinancing, the related guarantees have been terminated.

    In March 2001, Equistar amended the previous $1.25 billion credit facility making certain financial ratio requirements less restrictive. As a result of the amendment, the interest rate on the previous credit facility was increased from LIBOR plus 5/8 of 1% to LIBOR plus 8/10 of 1%.

    In February 1999, Equistar issued $900 million of debt securities. The debt securities included $300 million of 8.50% Notes, which mature on February 15, 2004, and $600 million of 8.75% Notes, which mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay $205 million outstanding under a capitalized lease obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under a $500 million credit agreement, after which the $500 million credit agreement was terminated,
(iii) to repay $150 million of 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the revolving credit facility and for Partnership working capital purposes.

    The bank credit facility and the indenture governing Equistar's 10.125% senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments.

    As a result of the continued poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial flexibility by easing certain financial ratio requirements. Such an amendment will require the payment of additional fees. Equistar anticipates that the amendment will become effective prior to March 31, 2002.

    Long-term debt consisted of the following at December 31:

                                                               2001           2000
                                                               ----           ----
                                                              (MILLIONS OF DOLLARS)
Bank credit facilities:
    Revolving credit facility due 2006......................  $    -         $  820
    Term loan due 2007......................................     299              -
Other debt obligations:
    Medium-term notes due 2002-2005.........................      31            121
    9.125% Notes due 2002...................................     100            100
    8.50% Notes due 2004....................................     300            300
    6.50% Notes due 2006....................................     150            150
    10.125% Senior Notes due 2008...........................     700              -
    8.75% Notes due 2009....................................     598            598
    7.55% Debentures due 2026...............................     150            150
    Other...................................................       9              9
                                                              ------         ------
        Total long-term debt................................   2,337          2,248
Less current maturities.....................................     104             90
                                                              ------         ------
        Total long-term debt, net...........................  $2,233         $2,158
                                                              ------         ------
                                                              ------         ------

    The 8.75% notes have a face amount of $600 million and are shown net of unamortized discount. The medium-term notes had a weighted average interest rate of 9.8% and 9.6% at December 31, 2001 and 2000, respectively.

    The medium-term notes, the 9.125% notes, the 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell remains a co-obligor for the medium-term

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the indentures for the 9.125% notes and 6.5% notes and the 7.55% debentures in November 2000, Lyondell remains a guarantor of that debt but not a co-obligor. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2001.

    Aggregate maturities of long-term debt during the next five years are $104 million in 2002, $32 million in 2003; $303 million in 2004; $8 million in 2005; $153 million in 2006 and $1.8 billion thereafter.

12. LEASE COMMITMENTS

    Equistar leases various facilities and equipment under noncancelable lease arrangements for various periods.

    Operating leases include leases of railcars used in the distribution of products in Equistar's business. Equistar leases the railcars from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor. The total guaranteed residual value under these leases was approximately $225 million at December 31, 2001.

    Certain of Equistar's railcar operating leases contain financial and other covenants that are substantially the same as those contained in the credit facility discussed in Note 11 above. A breach of these covenants would permit the early termination of those leases. As a result of the continued poor current business environment, Equistar is seeking an amendment to these railcar leases. Such amendments will require the payment of additional fees. Equistar anticipates that the amendments will become effective prior to March 31, 2002.

    In addition, the credit rating downgrade in 2002 permits the early termination of one of Equistar's railcar leases by the lessor, which would accelerate the payment of $126 million of minimum lease payments. Equistar has reached an agreement in principal with the lessor to renegotiate the lease.

    At December 31, 2001, future minimum lease payments and residual value guarantees relating to noncancelable operating leases with lease terms in excess of one year were as follows:

                                                              MINIMUM     RESIDUAL
                                                               LEASE       VALUE
                                                              PAYMENTS   GUARANTEES
                                                              --------   ----------
                                                              (MILLIONS OF DOLLARS)
2002........................................................    $ 95        $ 39
2003........................................................      78           -
2004........................................................      67         186
2005........................................................      43           -
2006........................................................      35           -
Thereafter..................................................     287           -
                                                                ----        ----
    Total minimum lease payments............................    $605        $225
                                                                ----        ----
                                                                ----        ----

    Operating lease net rental expense was $110 million, $115 million and $112 million for the years ending December 31, 2001, 2000 and 1999, respectively.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. FINANCIAL INSTRUMENTS AND DERIVATIVES

    Equistar enters into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million, which was based on quoted market prices. The resulting loss from these hedges of anticipated raw material purchases was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of a change in accounting principle. The transition adjustment was reclassified to the Consolidated Statement of Income during the period January through July 2001 as the related raw material purchases occurred.

    During 2001, Equistar entered into additional price swap contracts covering
7.2 million barrels of crude oil and primarily maturing from July 2001 through December 2001. In the third quarter 2001, outstanding price swap contracts, covering 4.1 million barrels of crude oil and primarily maturing from October 2001 through December 2001, were effectively terminated. The termination resulted in realization of a gain of nearly $9 million, which was recognized in the fourth quarter 2001 as the related forecasted transactions occurred. There were no outstanding price swap contracts at December 31, 2001.

    The following table summarizes activity included in accumulated other comprehensive income ('AOCI') related to the fair value of derivative instruments for the year ended December 31, 2001:

                                                                     2001
                                                                     ----
                                                                 (MILLIONS OF
                                                                   DOLLARS)
Gain (loss):
    Balance at beginning of period..........................         $  -
                                                                     ----
    January 1, 2001 transition adjustment --reclassification
      of December 31, 2000 deferred loss....................          (13)
    Net gains on derivative instruments.....................           35
    Reclassification of gains on derivative instruments to
      earnings..............................................          (22)
                                                                     ----
Net change included in AOCI for the period..................            -
                                                                     ----
    Net gain on derivative instruments included in AOCI at
      December 31, 2001.....................................         $  -
                                                                     ----
                                                                     ----

    The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.3 billion and $2.1 billion at December 31, 2001 and 2000, respectively.

    Equistar is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Equistar does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by Equistar. Equistar does not anticipate nonperformance by the counterparties.

    Equistar accounts for certain investments as 'available-for-sale' securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investments are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

    All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental.

    Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are noncontributory.

    The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                       OTHER
                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                         ----------------     -----------------------
                                                         2001       2000         2001          2000
                                                         ----       ----         ----          ----
                                                                     (MILLIONS OF DOLLARS)
Change in benefit obligation:
    Benefit obligation, January 1.....................   $120       $ 99         $ 92          $ 77
    Service cost......................................     16         17            2             2
    Interest cost.....................................     10          9            6             6
    Plan amendments...................................      -          -           29             -
    Actuarial loss (gain).............................     12          8          (14)           11
    Benefits paid.....................................    (11)       (12)          (3)           (2)
    Net effect of curtailments, settlements and
      special termination benefits....................      -         (1)           -             1
    Transfer to Lyondell..............................      -          -            -            (3)
                                                         ----       ----         ----          ----
    Benefit obligation, December 31...................    147        120          112            92
                                                         ----       ----         ----          ----
Change in plan assets:
    Fair value of plan assets, January 1..............    117        101            -             -
    Actual return on plan assets......................     (6)        (3)           -             -
    Partnership contributions.........................      7         31            3             2
    Benefits paid.....................................    (11)       (12)          (3)           (2)
                                                         ----       ----         ----          ----
    Fair value of plan assets, December 31............    107        117            -             -
                                                         ----       ----         ----          ----
    Funded status.....................................    (40)        (3)        (112)          (91)
    Unrecognized actuarial loss.......................     48         24            5            20
    Unrecognized prior service cost...................      -          -           29             -
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $  8       $ 21         $(78)         $(71)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----
Amounts recognized in the Consolidated Balance Sheet
  consist of:
    Prepaid benefit cost..............................   $ 22       $ 35         $  -          $  -
    Accrued benefit liability.........................    (33)       (14)         (78)          (71)
    Accumulated other comprehensive income............     19          -            -             -
                                                         ----       ----         ----          ----
    Net amount recognized.............................   $  8       $ 21         $(78)         $(71)
                                                         ----       ----         ----          ----
                                                         ----       ----         ----          ----

    The increase in other postretirement benefit obligations in 2001 resulted from a medical plan amendment that increased Equistar's maximum contribution level per employee by 25%.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Pension plans with benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                              2001   2000
                                                              ----   ----
Benefit obligation..........................................  $129   $63
Fair value of assets........................................    81    40

    Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                              2001   2000
                                                              ----   ----
Accumulated benefit obligation..............................  $106    $9
Fair value of assets........................................    81     6

    Net periodic pension and other postretirement benefit costs included the following components:

                                                                                       OTHER
                                                                                   POSTRETIREMENT
                                                             PENSION BENEFITS         BENEFITS
                                                            ------------------   ------------------
                                                            2001   2000   1999   2001   2000   1999
                                                            ----   ----   ----   ----   ----   ----
                                                                     (MILLIONS OF DOLLARS)
Components of net periodic benefit cost:
    Service cost..........................................  $16    $17    $22    $ 2    $ 2    $ 4
    Interest cost.........................................   10      9      7      6      6      6
    Amortization of actuarial loss........................    2      -      1      -      1      1
    Expected return on plan assets........................  (11)    (8)    (8)     -      -      -
    Net effect of curtailments, settlements and special
      termination benefits................................    3     (1)     -      2      1      -
                                                            ---    ---    ---    ---    ---    ---
    Net periodic benefit cost.............................  $20    $17    $22    $10    $10    $11
                                                            ---    ---    ---    ---    ---    ---
                                                            ---    ---    ---    ---    ---    ---

    The assumptions used in determining the net pension cost and the net pension liability were as follows at December 31:

                                                                           OTHER POSTRETIREMENT
                                                     PENSION BENEFITS            BENEFITS
                                                   ---------------------   ---------------------
                                                   2001    2000    1999    2001    2000    1999
                                                   ----    ----    ----    ----    ----    ----
Weighted-average assumptions as of December 31:
    Discount rate................................  7.00%   7.50%   8.00%   7.00%   7.50%   8.00%
    Expected return on plan assets...............  9.50%   9.50%   9.50%       -       -       -
    Rate of compensation increase................  4.50%   4.50%   4.75%   4.50%   4.50%   4.75%

    The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2001 was 7.0% for 2002 through 2004 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar's maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2001 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

    Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $16 million, $17 million and $20 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES

    Commitments -- Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. At
December 31, 2001, Equistar had commitments for natural gas and natural gas liquids at prices in excess of current market. Using December 31, 2001 spot market prices for these products the estimated negative impact on first quarter 2002 operating results would be approximately $30 million. Since December 31, 2001, natural gas prices have further declined. These fixed-price contracts substantially terminate by the end of the first quarter 2002. See also Note 5, describing related party commitments.

    Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2001, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                     (MILLIONS OF DOLLARS)
2002...............................................         $  109
2003...............................................            132
2004...............................................            135
2005...............................................            137
2006...............................................            138
Thereafter.........................................          1,688
                                                            ------
    Total minimum contract payments................         $2,339
                                                            ------
                                                            ------

    Equistar's total purchases under these agreements were $77 million, $51 million and $56 million for the years ending December 31, 2001, 2000 and 1999, respectively. The increases in 2001, 2002 and 2003 are due to commitments for steam and power from a new co-generation facility, which is expected to reach full capacity in mid-2002.

    Indemnification Arrangements -- Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2001, Equistar had incurred a total of $17 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Equistar management believes that these amendments do not materially change the asset contribution agreements.

    Environmental Remediation -- Equistar's accrued liability for environmental matters as of December 31, 2001 was $6 million and related to the Port Arthur facility, which was permanently shut down on February 28, 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

    Clean Air Act -- The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ('EPA'). Emission reduction controls for nitrogen oxides ('NOx') must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Compliance with the plan will result in increased capital investment, which could be between $200 million and $260 million, before the 2007

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the Texas Natural Resource Conservation Commission ('TNRCC') to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, is expected to reduce Equistar's estimated capital investments for NOx reductions required to comply with the standards. However, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

    The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. These initiatives or other governmental actions could result in a significant reduction in Equistar's MTBE sales, which represented approximately 4% of its total 2001 revenues. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future. However, implementation of such technologies would require additional capital investment.

    General -- The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position or liquidity of Equistar.

16. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is summarized as follows for the periods presented:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                          2001    2000    1999
                                                          ----    ----    ----
                                                          (MILLIONS OF DOLLARS)
Cash paid for interest..................................  $171    $180    $146
                                                          ----    ----    ----
                                                          ----    ----    ----

17. SEGMENT INFORMATION AND RELATED INFORMATION

    Equistar operates in two reportable segments, petrochemicals and polymers. The accounting policies of the segments are the same as those described in 'Summary of Significant Accounting Policies' (see Note 2). No third-party customer accounted for 10% or more of sales during the three-year period ended December 31, 2001.

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

                                PETROCHEMICALS   POLYMERS    UNALLOCATED   ELIMINATIONS   CONSOLIDATED
                                --------------   --------    -----------   ------------   ------------
                                                        (MILLIONS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 2001:
Sales and other operating
  revenues:
    Customers.................      $3,929        $1,980       $    -        $     -         $5,909
    Intersegment..............       1,455             -            -         (1,455)             -
                                    ------        ------       ------        -------         ------
                                     5,384         1,980            -         (1,455)         5,909
Unusual charges...............           -             -           22              -             22
Operating income (loss).......         275          (186)        (188)             -            (99)
Total assets..................       3,458         1,365        1,485              -          6,308
Capital expenditures..........          84            24            2              -            110
Depreciation and amortization
  expense.....................         204            58           59              -            321

FOR THE YEAR ENDED DECEMBER 31, 2000:
Sales and other operating
  revenues:
    Customers.................      $5,144        $2,351       $    -        $     -         $7,495
    Intersegment..............       1,887             -            -         (1,887)             -
                                    ------        ------       ------        -------         ------
                                     7,031         2,351            -         (1,887)         7,495
Operating income (loss).......         694          (185)        (175)             -            334
Total assets..................       3,693         1,534        1,355              -          6,582
Capital expenditures..........          79            46            6              -            131
Depreciation and amortization
  expense.....................         199            55           56              -            310

FOR THE YEAR ENDED DECEMBER 31, 1999:
Sales and other operating
  revenues:
    Customers.................      $3,435        $2,159       $    -        $     -         $5,594
    Intersegment..............       1,324             -            -         (1,324)             -
                                    ------        ------       ------        -------         ------
                                     4,759         2,159            -         (1,324)         5,594
Unusual charges...............           -             -           96              -             96
Operating income (loss).......         447            51         (336)             -            162
Total assets..................       3,671         1,551        1,514              -          6,736
Capital expenditures..........          61            83           13              -            157
Depreciation and amortization
  expense.....................         194            53           53              -            300

    The following table presents the details of 'Operating income (loss)' as presented above in the 'Unallocated' column for the years ended December 31, 2001, 2000 and 1999.

                                                              2001      2000      1999
                                                              ----      ----      ----
                                                                (MILLIONS OF DOLLARS)
Expenses not allocated to petrochemicals and polymers:
    Principally general and administrative expenses.........  $(166)    $(175)    $(240)
    Unusual charges.........................................    (22)        -       (96)
                                                              -----     -----     -----
        Total -- Unallocated................................  $(188)    $(175)    $(336)
                                                              -----     -----     -----
                                                              -----     -----     -----

                             EQUISTAR CHEMICALS, LP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table presents the details of 'Total assets' as presented above in the 'Unallocated' column as of December 31, for the years indicated:

                                                               2001     2000     1999
                                                               ----     ----     ----
                                                               (MILLIONS OF DOLLARS)
Cash........................................................  $  202   $   18   $  108
Accounts receivable -- trade and related parties............      17       16       18
Prepaids and other current assets...........................      20       17       22
Property, plant and equipment, net..........................      44       56       58
Goodwill, net...............................................   1,053    1,086    1,119
Other assets................................................     149      162      189
                                                              ------   ------   ------
                                                              $1,485   $1,355   $1,514
                                                              ------   ------   ------
                                                              ------   ------   ------

18. SUBSEQUENT EVENT

    Early in 2002, Lyondell and Occidental agreed in principle for Lyondell's acquisition of Occidental's 29.5% share of Equistar and Occidental's purchase of an equity interest in Lyondell. Upon completion of these transactions, Lyondell's ownership interest in Equistar would increase to 70.5%. Millennium holds the remaining 29.5% interest in Equistar. There can be no assurance that the proposed transactions will be completed.

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED 1999, 2000 AND 2001

                                                      BALANCE      CHARGE TO                BALANCE AT
                                                    AT BEGINNING   COSTS AND                  END OF
                                                      OF YEAR      EXPENSES    DEDUCTIONS      YEAR
                                                      -------      --------    ----------      ----
                                                                        (MILLIONS)
Year ended December 31, 1999
    Deducted from asset accounts:
    Allowance for doubtful accounts...............      $  3        $    -        $ (1)(b)     $ 2
    Valuation allowance...........................       126             -         (60)(a)      76
Year ended December 31, 2000
    Deducted from asset accounts:
    Allowance for doubtful accounts...............         2             2           -           4
    Valuation allowance...........................        76             -          (6)(a)      70
Year ended December 31, 2001
    Deducted from asset accounts:
    Allowance for doubtful accounts...............         4             4          (1)          7
    Valuation allowance...........................        70             -         (70)(c)       -

---------

 (a) Valuation allowance for capital loss carryover deferred tax asset.

 (b) Uncollected accounts written off, net of recoveries.

 (c) Underlying capital loss carryover expired.

                                      S-1



                           STATEMENT OF DIFFERENCES
                           ------------------------

The registered trademark symbol shall be expressed as ................... 'r'
The dagger symbol shall be expressed as ................................. 'D'
Characters normally expressed as subscript shall be preceded by.......... [u]