Form 10-Q
period 2002-03-31
MILLENNIUM CHEMICALS INC
filed 2002-05-13
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

                         Commission file number: 1-12091

                                 --------------

                            MILLENNIUM CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

             Delaware                                     22-3436215
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               230 Half Mile Road
                               Red Bank, NJ 07701
                    (Address of principal executive offices)

                                  732-933-5000
              (Registrant's telephone number, including area code)

                                 --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,914,879 shares of Common Stock, par value $.01 per share, as of April 30, 2002, excluding 14,981,707 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

================================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Part I     FINANCIAL INFORMATION

           Item 1  Financial Statements                                                          4

           Item 2  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                    19

           Item 3  Quantitative and Qualitative Disclosures about Market Risk                   25

Part II    OTHER INFORMATION

           Item 6  Exhibits and Reports on Form 8-K                                             26

           Signature                                                                            27


                Disclosure Concerning Forward-Looking Statements

         The statements in this Quarterly Report that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the "Company") or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

       These forward-looking statements are only present expectations. Actual events or results may differ materially. Factors that could cause such a difference include:

       o the cyclicality and volatility of the segments of the chemical industry in which the Company and Equistar Chemicals, LP ("Equistar") operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industry segments to capacity additions;

       o general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors;

       o the ability of Equistar to distribute cash to its partners and uncertainties arising from the shared control of Equistar and the Company's future capital commitments to Equistar;

       o   changes in the cost of energy and raw materials;

       o   the ability of raw material suppliers to fulfill their commitments;

       o the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets;

       o the occurrence of operating problems at manufacturing facilities of the Company or Equistar; fluctuations in currency exchange rates and other risks of doing business abroad; the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters;

       o   pricing and other competitive pressures; and

       o exposure to legal proceedings relating to present and former operations (including proceedings based on exposure to lead pigments, asbestos and other materials) and other claims.

       A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

       Some of these Cautionary Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)


                                                                                March 31,  December 31,
                                                                                  2002        2001
                                                                                ---------  ------------
                                      ASSETS
Current assets
   Cash and cash equivalents .................................................    $   71     $  114
   Trade receivables, net ....................................................       211        215
   Inventories ...............................................................       329        370
   Other current assets ......................................................        80         61
                                                                                  ------     ------
     Total current assets ....................................................       691        760
Property, plant and equipment, net ...........................................       866        880
Investment in Equistar .......................................................       610        677
Deferred income taxes ........................................................        96         72
Other assets .................................................................       244        237
Goodwill .....................................................................       103        378
                                                                                  ------     ------
     Total assets ............................................................    $2,610     $3,004
                                                                                  ======     ======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable .............................................................    $    5     $    4
   Current maturities of long-term debt ......................................        13         11
   Trade accounts payable ....................................................       164        222
   Income taxes payable ......................................................         5          7
   Accrued expenses and other liabilities ....................................       136        139
                                                                                  ------     ------
     Total current liabilities ...............................................       323        383
Long-term debt ...............................................................     1,175      1,172
Other liabilities ............................................................       550        550
                                                                                  ------     ------
     Total liabilities .......................................................     2,048      2,105
                                                                                  ------     ------
Commitments and contingencies (Note 10)
Minority interest ............................................................        22         21
Shareholders' equity
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
     none issued and outstanding) ............................................        --         --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
     issued 77,896,586 shares at March 31, 2002 and December 31, 2001) .......         1          1
   Paid in capital ...........................................................     1,299      1,299
   Retained deficit ..........................................................      (365)       (20)
   Cumulative other comprehensive loss .......................................      (131)      (136)
   Treasury stock, at cost (14,996,416 and 14,594,614 shares at March 31, 2002
     and December 31, 2001, respectively) ....................................      (281)      (283)
   Deferred compensation .....................................................        17         17
                                                                                  ------     ------
     Total shareholders' equity ..............................................       540        878
                                                                                  ------      -----
       Total liabilities and shareholders' equity ............................    $2,610     $3,004
                                                                                  ======     ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Millions, except share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                     2002           2001
                                                                     ----           ----
Net sales .......................................................  $  351         $  444
Operating costs and expenses
   Cost of products sold ........................................     292            343
   Depreciation and amortization ................................      25             28
   Selling, development and administrative expense ..............      23             43
   Reorganization and other charges .............................      --              5
                                                                   ------         ------
     Operating income ...........................................      11             25
Interest expense ................................................     (22)           (22)
Interest income .................................................       1              1
Equity in loss of Equistar ......................................     (39)           (24)
Other expense, net ..............................................      (1)            --
                                                                   ------         ------
Loss before income taxes, minority interest and cumulative effect
   of accounting change .........................................     (50)           (20)
Benefit from income taxes .......................................      20              6
                                                                   ------         ------
Loss before minority interest and cumulative effect of accounting
   change .......................................................     (30)           (14)
Minority interest ...............................................      (1)            (1)
                                                                   ------         ------
Loss before cumulative effect of accounting change ..............     (31)           (15)
Cumulative effect of accounting change ..........................    (305)            --
                                                                   ------         ------
Net loss ........................................................  $ (336)        $  (15)
                                                                   ======         ======
Basic and diluted loss per share:
    Before cumulative effect of accounting change ...............  $(0.49)        $(0.24)
    From cumulative effect of accounting change .................   (4.80)            --
                                                                   ------         ------
    After cumulative effect of accounting change ................  $(5.29)        $(0.24)
                                                                   ======         ======

                 See Notes to Consolidated Financial Statements.

                           MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           -------------------
                                                                            2002         2001
                                                                           -------   --------
Cash flows from operating activities
   Net loss ............................................................   $(336)       $ (15)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Cumulative effect of accounting change ...........................     305           --
      Depreciation and amortization ....................................      25           28
      Deferred income tax benefit ......................................     (24)          (3)
      Equity in loss of Equistar .......................................      39           24
      Minority interest ................................................       1            1
      Other, net .......................................................      (1)          (1)
   Changes in assets and liabilities
     Increase in trade receivables .....................................     (39)          (1)
     Decrease in inventories ...........................................      42            6
     (Increase) decrease in other current assets .......................     (16)           3
     Increase in other assets ..........................................      (2)          (8)
     Decrease in trade accounts payable ................................     (58)         (14)
     Decrease in accrued expenses and other liabilities and income taxes
       payable .........................................................      (1)          --
     Decrease in other liabilities .....................................     (11)         (14)
                                                                           -----        -----
   Cash (used in) provided by operating activities .....................     (76)           6
                                                                           -----        -----
Cash flows from investing activities
   Capital expenditures ................................................     (13)         (28)
   Proceeds from sales of property, plant & equipment ..................      --            2
   Proceeds from securitization of trade receivables, net of expenses ..      43           --
                                                                           -----        -----
     Cash provided by (used in) investing activities ...................      30          (26)
                                                                           -----        -----
Cash flows from financing activities
   Dividends to shareholders ...........................................      (9)          (9)
   Proceeds from long-term debt ........................................      97           25
   Repayment of long-term debt .........................................     (87)         (54)
   Increase in notes payable ...........................................       1           11
                                                                           -----        -----
     Cash provided by (used in) financing activities ...................       2          (27)
                                                                           -----        -----
Effect of exchange rate changes on cash ................................       1           (2)
                                                                           -----        -----
Decrease in cash and cash equivalents ..................................     (43)         (49)
Cash and cash equivalents at beginning of year .........................     114          107
                                                                           -----        -----
Cash and cash equivalents at end of period .............................   $  71        $  58
                                                                           =====        =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)


Note 1 - Basis of Presentation

       Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company's 29.5% investment in Equistar, a joint venture between the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation ("Occidental"), is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net loss is included in the Company's net loss. Certain prior year balances have been reclassified to conform to the current year presentation including segment analysis presented in Note 11.

Note 2 - Recent Accounting Developments

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital, which the Company also reported as a charge for the cumulative effect of this accounting change. Amortization expense for the three months ended March 31, 2001 for goodwill that was recorded on the Company's balance sheet was $3. Additionally, the Company's share of amortization expense reported by Equistar for the three months ended March 31, 2001 for its goodwill, included in Equity in loss of Equistar, was $2. Following is a reconciliation of the reported net loss to net loss adjusted for goodwill amortization and the cumulative effect of the accounting change and related per share amounts:


                                                                  Three Months Ended           Three Months Ended
                                                                    March 31, 2002               March 31, 2001
                                                               ------------------------       --------------------
                                                               Amount         Per Share       Amount      Per Share
                                                               ------         ---------       ------      ---------
Reported net loss............................................   $(336)           $(5.29)        $(15)        $(0.24)
Goodwill amortization........................................       -                 -            3           0.05
Equistar goodwill amortization included
    in Equity in loss of Equistar............................       -                 -            2           0.03
                                                                -----            ------         ----         ------
Adjusted loss before cumulative effect of accounting change      (336)            (5.29)         (10)         (0.16)
Cumulative effect of accounting change.......................     305              4.80            -             -
                                                                -----            ------         ----         ------
Adjusted net loss............................................   $ (31)           $(0.49)        $(10)        $(0.16)
                                                                =====            ======         ====         ======

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)



Note 2 - Recent Accounting Developments - Continued

       In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003 and currently is evaluating the potential impact on its consolidated financial position and results of operations.

Note 3 - Significant Transactions

       In March 2002, the Company transferred its interest in certain European trade receivables to an unaffiliated third party as the basis for issuing commercial paper, totaling approximately $51, and received proceeds of $43 upon completion of a securitization transaction under a revolving arrangement with a one year term, which is treated, in part, as a sale under generally accepted accounting principles. Accordingly, the transferred trade receivables that qualify as a sale, approximately $43, were removed from the Company's Consolidated Balance Sheet. The Company continues to carry its retained interests in a portion of the transferred assets that do not qualify as a sale, approximately $8, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. The loss on sale associated with this transaction was not significant. Administration and servicing of the trade receivables under the transaction remains with the Company. Servicing liabilities associated with the transaction are not significant. Proceeds from this transaction were used to pay down debt.

Note 4 - Inventories

       Inventories are stated at the lower of cost or market value. For certain United States operations representing 22% and 27% of consolidated inventories at March 31, 2002 and December 31, 2001, respectively, cost is determined under the last-in, first-out ("LIFO") method. The first-in, first-out ("FIFO") method, or methods that approximate FIFO, are used by all other subsidiaries.


                                                             March 31,      December 31,
                                                               2002             2001
                                                             ---------      ------------
              Inventories
                 Finished products......................          $183              $204
                 In-process products....................            25                21
                 Raw materials..........................            70                93
                 Other inventories......................            51                52
                                                                  ----              ----
                                                                  $329              $370
                                                                  ====              ====


Note 5 - Reorganization and Other Charges

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



Note 6 - Earnings per Share

       The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                          2002           2001
                                                                        ----------   ----------
Weighted average common stock outstanding - basic and diluted.......    63,476,591   63,509,577
                                                                        ==========   ==========


       The calculation of diluted earnings per share for the three months ended March 31, 2002 does not include 91,740 options to purchase common stock, 78,944 restricted shares issued under a Company incentive plan, and 220,995 shares held by certain of the Company's employee benefit plan trusts. The calculation of diluted earnings per share for the three months ended March 31, 2001 does not include 3,125 options to purchase common stock and 330,938 restricted shares issued under a Company incentive plan. The effect of including these options and shares would be antidilutive.

Note 7 - Comprehensive Loss

       The following table sets forth the components of other comprehensive loss and total comprehensive loss:

                                                                          Three Months Ended
                                                                              March 31,
                                                                        -----------------------
                                                                           2002         2001
                                                                        ----------   ----------
Net loss............................................................         $(336)        $(15)
Other comprehensive income (loss)
   Net gains (losses) on derivative financial instruments...........             5           (6)
    Minimum pension liability adjustment............................             1            -
    Currency translation adjustment.................................            (1)         (28)
                                                                             -----         ----
                                                                             $(331)        $(49)
Total comprehensive loss............................................         =====         ====


Note 8 - Long-Term Debt and Credit Arrangements

       In 2001, Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, entered into a five-year Credit Agreement (the Credit Agreement") and issued $275 of seven-year 9.25% Senior Notes due June 15, 2008 ("the 9.25% Senior Notes"). The Credit Agreement includes a revolving credit portion with total availability of $175 (the "Revolving Loans"), and a term loan portion (the "Term Loans"). The Company and Millennium America guarantee the obligations under the Credit Agreement.

       The Revolving Loans are available in US dollars, pounds sterling and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined.

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)



Note 8 - Long-Term Debt and Credit Arrangements - Continued

       The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. In the fourth quarter of 2001, the Company requested and obtained an amendment to these and certain other covenants given the difficult business environment at the time, which continued in early 2002. The Company is required to maintain a Leverage Ratio of no more than 6.75 to 1.00 for the first and second quarters of 2002, 6.50 to 1.00 for the third quarter of 2002 and 6.00 to 1.00 for the fourth quarter of 2002 and an Interest Coverage Ratio of no less than 2.00 to 1.00 for all quarters of 2002. The Company was in compliance with these amended covenants at March 31, 2002. Economic and business conditions are expected to improve during the remainder of 2002. However, if such conditions do not improve adequately and the Company operates at levels similar to those of the first quarter of 2002, the Company may be required to request either a waiver of, or an amendment to, one or both of these financial covenants in any subsequent quarter. The Company believes it would be able to obtain such waiver or amendment if required. This situation is monitored frequently in order to assess the likelihood of such compliance. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments;
(vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; (x) increase the amount of the $750 indemnity by Millennium America related to certain Equistar long-term debt (as described below in this note); and (xi) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the
Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement), (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively), and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

       The Company had $37 outstanding (outstanding borrowings of $30 and outstanding letters of credit of $7) and $44 outstanding (outstanding borrowings of $35 and outstanding letters of credit of $9) of the maximum available credit line of $175 under the revolving credit portion of the Credit Agreement at March 31, 2002 and April 30, 2002, respectively and $115 outstanding under the term loan portion of the Credit Agreement at March 31, 2002 and April 30, 2002, respectively. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $16 and $17 at March 31, 2002 and April 30, 2002, respectively. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $45 and $46 at March 31, 2002 and April 30, 2002, respectively.

       Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") that are guaranteed by the Company. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America. Any reduction in Consolidated Net Tangible Assets below $1.933 billion would reduce the Company's availability under the revolving credit portion of the Credit Agreement.

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

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)



Note 8 - Long-Term Debt and Credit Arrangements - Continued

(v) make other restricted payments including, without limitation, investments;
(vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and, (xii) enter into sale/leaseback transactions. However, if the 9.25% Senior Notes receive credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply. The indenture governing the Company's 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited.

       At March 31, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

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

Note 9 - Derivative Instruments and Hedging Activities

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

       Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of March 31, 2002, these contracts had expiration dates no later than December 2002.

       The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


Note 9 - Derivative Instruments and Hedging Activities - Continued

recorded in current earnings. Net gains included in earnings, which offset a similar amount of losses from foreign currency denominated trade receivables and payables, were $2 in the three months ended March 31, 2002.

       In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. During the three months ended March 31, 2002, net gains on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were not significant. Hedge ineffectiveness had no significant impact on earnings for the first quarter of 2002. No forward exchange contract cash flow hedges were discontinued during the first quarter of 2002. The Company estimates that approximately $3 of net gains on foreign currency cash flow hedges included in OCI at March 31, 2002 will be reclassified to earnings during the next twelve months.

       Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with various terms. As of March 31, 2002, these swaps had expiration dates no later than January 2004. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During the three months ended March 31, 2002, net losses on commodity swaps designated as cash flow hedges of $2 were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for the first quarter of 2002. No commodity swap cash flow hedges were discontinued in the first quarter of 2002. The Company estimates that approximately $4 of net losses on commodity swaps included in OCI at March 31, 2002 will be reclassified to earnings during the next twelve months.

       Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. During the three months ended March 31, 2002, the Company entered into interest-rate swap agreements, designated as fair value hedges, to synthetically convert $300 notional amount of its fixed-rate debt into variable-rate debt. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. All existing fair value hedges are completely effective; therefore, there is no impact to earnings due to hedge ineffectiveness.


Note 10 - Commitments and Contingencies

       Legal and Environmental: The Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries, cases alleging historic premises-based exposure to asbestos-containing materials at various worksites and, as set forth in more detail below, cases alleging personal injury, property damage and remediation costs associated with use of lead in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. In addition, certain subsidiaries of the Company have been named as defendants, potentially responsible parties ("PRPs") or both in a number of environmental proceedings, or have other environmental remediation obligations.

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

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


Note 10 -Commitments and Contingencies - Continued

       Celanese AG ("Celanese") filed suit against Millennium Petrochemicals Inc., a wholly owned operating subsidiary of the Company, on September 30, 1999 in the United States District Court for the Southern District of Texas alleging infringement of a Celanese patent relating to acetic acid production technology. In the suit, Celanese seeks monetary damages and injunctive relief, including royalties. The Company believes it has substantial defenses to this lawsuit and is vigorously defending it.

       On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit in the United States District Court for the District of Minnesota, against Millennium Inorganic Chemicals Inc., a wholly owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

       With respect to the legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings.

       Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company's subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency ("EPA") or similar state lists. The Company has estimated its individual exposure at these sites to be between twenty-five thousand dollars and $29. One potentially significant site at which a Company subsidiary is a PRP concerns alleged polychlorinated biphenyl contamination of a section of the Kalamazoo River in Michigan. In October 2000, the Kalamazoo River Study Group, of which the Company's subsidiary is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study that evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total cost for all parties of approximately $73. The Company has accrued for its estimated share of costs for this matter. The EPA has now taken over from the State as lead agency at the site. Neither the EPA nor the State of Michigan has commented on the draft study.

       The Company believes that the reasonably probable and estimable range of potential liability for all legal and environmental proceedings, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 and $90 and has accrued $83 as of March 31, 2002. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


Note 11 - Operations by Business Segment

       The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide ("TiO[u]2") and Related Products; Acetyls; and, Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs for certain former employees, the mining operations of the Company's Brazilian subsidiary for the recovery of non-TiO[u]2-related materials and certain other expenses unrelated to the three separate business segments, are reflected as Other. The following is a summary of the Company's operations by business segment:

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


Note 11 - Operations by Business Segment - Continued

                                                                   Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                   2002           2001
                                                                  -----           ----
Net sales
   Titanium Dioxide and Related Products...................        $260           $317
   Acetyls.................................................          65             99
   Specialty Chemicals.....................................          24             26
   Other...................................................           2              2
                                                                   ----           ----
     Total.................................................        $351           $444
                                                                   ====           ====
Operating income (loss)
   Titanium Dioxide and Related Products...................        $ 10           $ 28
   Acetyls.................................................          (7)            (8)
   Specialty Chemicals.....................................           4              4
   Other...................................................           4              1
                                                                   ----           ----
     Total.................................................        $ 11           $ 25(1)
                                                                   ====           ====
Depreciation and amortization
   Titanium Dioxide and Related Products...................        $ 20           $ 21
   Acetyls.................................................           3              5
   Specialty Chemicals.....................................           2              2
                                                                   ----           ----
     Total.................................................        $ 25           $ 28
                                                                   ====           ====
Capital expenditures
   Titanium Dioxide and Related Products...................        $ 12           $ 23
   Acetyls.................................................           -              2
   Specialty Chemicals.....................................           1              1
   Other...................................................           -              2
                                                                   ----           ----
     Total.................................................        $ 13           $ 28
                                                                   ====           ====

--------------
  (1)  Includes non-recurring reorganization and other charges of $5.


                                                                 March 31,    December 31,
                                                                   2002           2001
                                                                 --------     ------------
Goodwill
   Titanium Dioxide and Related Products...................        $ 55           $ 55
   Acetyls.................................................          48            323
                                                                   ----           ----
        Total...............................................       $103           $378
                                                                   ====           ====

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)


Note 12 - Information on Equistar

       The following is summarized financial information for Equistar:


                                                           March 31,    December 31,
                                                              2002         2001
                                                           --------      --------

Current assets .....................................        $1,047        $1,226
Noncurrent assets ..................................         4,001         5,082
                                                            ------        ------
   Total assets ....................................        $5,048        $6,308
                                                            ======        ======

Current liabilities ................................        $  527        $  661
Noncurrent liabilities .............................         2,463         2,410
Partners' capital ..................................         2,058         3,237
                                                            ------        ------
    Total liabilities and partners' capital ........        $5,048        $6,308
                                                            ======        ======




                                                                  Three Months Ended
                                                                      March 31,
                                                              ---------------------------
                                                                  2002          2001
                                                              -------------    ----------
Net sales..................................................       $  1,136      $1,773
Operating loss.............................................            (75)        (36)
Loss before cumulative effect of accounting change.........           (126)        (77)
Cumulative effect of accounting change.....................         (1,053)         --
Net loss...................................................         (1,179)        (77)

       The Company recorded $30 related to its share of Equistar's write-down of goodwill during the three months ended March 31, 2002. Even though the Company's share (i.e., 29.5%) of Equistar's write-down is higher than the amount recorded by the Company, most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

Note 13 - Supplemental Financial Information

       Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Company's five-year Credit Agreement, which replaced the Company's previously existing revolving credit agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2002 and December 31, 2001 and the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2002 and 2001, are provided for Millennium Chemicals Inc. as supplemental financial information of the Company to disclose the financial position, results of operations and cash flows of the Company, Millennium America, and all subsidiaries of the Company other than Millennium America. The investment in subsidiaries is accounted for on the equity method.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued

                                                                                              Millennium
                                        Millennium  Millennium                               Chemicals Inc.
                                         America    Chemicals    Non-Guarantor                    and
                                           Inc.       Inc.       Subsidiaries  Eliminations   Subsidiaries
                                           ----       ----       ------------  -------------  ------------

March 31, 2002
--------------

               ASSETS
Inventories .........................     $   --     $   --       $  329      $    --          $  329
Other current assets ................          9         --          353           --             362
Property, plant and equipment, net ..         --         --          866           --             866
Investment in Equistar ..............         --         --          610           --             610
Investment in subsidiaries ..........      4,878      1,045           --       (5,923)             --
Other assets ........................         12         --          328           --             340
Goodwill ............................         --         --          103           --             103
Due from parent and affiliates ......      1,521         17           --       (1,538)             --
                                          ------     ------       ------      -------          ------
   Total assets .....................     $6,420     $1,062       $2,589      $(7,461)         $2,610
                                          ======     ======       ======      =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt          $4     $   --       $    9      $    --          $   13
Other current liabilities ...........         30         --          280           --             310
Long-term debt ......................      1,159         --           16           --           1,175
Other liabilities ...................          5         --          545           --             550
Due to parent and affiliates ........        857        117          564       (1,538)             --
                                          ------     ------       ------      -------          ------
   Total liabilities ................      2,055        117        1,414       (1,538)          2,048
Minority interest ...................         --         --           22           --              22
Shareholders' equity ................      4,365        945        1,153       (5,923)            540
                                          ------     ------       ------      -------          ------
   Total liabilities and
     shareholders' equity ...........     $6,420     $1,062       $2,589      $(7,461)         $2,610
                                          ======     ======       ======      =======          ======

December 31, 2001
-----------------

               ASSETS
Inventories .........................     $   --     $   --       $  370      $    --          $  370
Other current assets ................          6         --          384           --             390
Property, plant and equipment, net ..         --         --          880           --             880
Investment in Equistar ..............         --         --          677           --             677
Investment in subsidiaries ..........      5,220      1,041           --       (6,261)             --
Other assets ........................         13         --          296           --             309
Goodwill ............................         --         --          378           --             378
Due from parent and affiliates ......        640         --           --         (640)             --
                                          ------     ------       ------      -------          ------
   Total assets .....................     $5,879     $1,041       $2,985      $(6,901)         $3,004
                                          ======     ======       ======      =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt      $    3     $   --       $    8      $    --          $   11
Other current liabilities ...........         17         --          355           --             372
Long-term debt ......................      1,156         --           16           --           1,172
Other liabilities ...................         --          1          549           --             550
Due to parent and affiliates ........         --         89          551         (640)             --
                                          ------     ------       ------      -------          ------
   Total liabilities ................      1,176         90        1,479         (640)          2,105
Minority interest ...................         --         --           21           --              21
Shareholders' equity ................      4,703        951        1,485       (6,261)            878
                                          ------     ------       ------      -------          ------
   Total liabilities and
     shareholders' equity ...........     $5,879     $1,041       $2,985      $(6,901)         $3,004
                                          ======     ======       ======      =======          ======


                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued



                                                                                                   Millennium
                                 Millennium      Millennium     Non-Guarantor                    Chemicals Inc.
                                America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    and Subsidiaries
                                -------------  --------------- ----------------  --------------  ----------------
Three Months Ended
March 31, 2002
--------------
Net sales.....................         $   -              $ -            $ 351            $  -             $ 351
Cost of products sold.........             -                -              292               -               292
Depreciation and amortization.             -                -               25               -                25
Selling, development and
   administrative expense.....             -                -               23               -                23
                                       ------             ----           -----            -----            ------
   Operating income...........             -                -               11               -                11
Interest (expense) income, net           (22)               -                1               -               (21)
Intercompany interest income
   (expense), net.............            27               (1)             (26)              -                 -
Equity in loss of Equistar....             -                -              (39)              -               (39)
Equity in (loss) earnings of
   subsidiaries...............          (342)               4                -             338                 -
Other expense, net............             -                -               (2)              -                (2)
Income taxes..................            (2)               -               22               -                20
Cumulative effect of
accounting
   change.....................             -                -             (305)              -              (305)
                                       ------             ----           ------           -----            ------
   Net (loss) income..........         $(339)             $ 3            $(338)           $338             $(336)
                                       ======             ====           ======           =====            ======


Three Months Ended
March 31, 2001
--------------
Net sales.....................         $   -            $   -            $ 444            $  -             $ 444
Cost of products sold.........             -                -              343               -               343
Depreciation and amortization.             -                -               28               -                28
Selling, development and
   administrative expense.....             -                -               43               -                43
Reorganization and other
   charges....................             -                -                5               -                 5
                                       ------            ----            ------           -----            ------
   Operating income...........             -                -               25               -                25
Interest expense, net.........           (20)               -               (1)              -               (21)
Intercompany interest income
   (expense), net.............            27                -              (27)              -                 -
Equity in loss of Equistar....             -                -              (24)              -               (24)
Equity in (loss) earnings of
   subsidiaries...............           (28)               8                -              20                 -
Other expense, net............             -                -               (1)              -                (1)
Income taxes..................            (2)               -                8               -                 6
                                       ------             ----           ------           -----            ------
   Net (loss) income .........         $ (23)             $ 8            $  (20)          $ 20             $ (15)
                                       ======             ====           ======           =====            ======


                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued



                                                                                                             Millennium
                                           Millennium      Millennium     Non-Guarantor                    Chemicals Inc.
                                          America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    and Subsidiaries
                                          -------------  --------------- ----------------  --------------  ----------------
Three Months Ended
March 31, 2002
--------------
Cash flows from operating activities .          $(34)           $(1)          $(74)            $ 33           $(76)
                                                ----            ---           ----             ----           ----
Cash flows from investing activities
  Capital expenditures ...............            --             --            (13)              --            (13)
  Proceeds from securitization of
   trade receivables, net of expenses             --             --             43               --             43
                                                ----            ---           ----             ----           ----
    Cash provided by investing
     activities ......................            --             --             30               --             30
                                                ----            ---           ----             ----           ----
Cash flows from financing activities
  Dividends to shareholders ..........            --             (9)            --               --             (9)
  Proceeds from long-term debt .......            95             --              2               --             97
  Repayment of long-term debt ........           (85)            --             (2)              --            (87)
  Intercompany .......................            21             14             (2)             (33)            --
  Increase in notes payable ..........            --             --              1               --              1
                                                ----            ---           ----             ----           ----
    Cash provided by (used in)
     financing activities ............            31              5             (1)             (33)             2
                                                ----            ---           ----             ----           ----
Effect of exchange rate changes on
 cash ................................            --             --              1               --              1
                                                ----            ---           ----             ----           ----
(Decrease) increase in cash and cash
    equivalents ......................            (3)             4            (44)              --            (43)
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at
 beginning of year ...................             5             --            109               --            114
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at end of
   period ............................          $  2            $ 4           $ 65             $ --           $ 71
                                                ====            ===           ====             ====           ====

Three Months Ended
March 31, 2001
--------------
Cash flows from operating activities .          $(23)           $ 8           $  1             $ 20           $  6
                                                ----            ---           ----             ----           ----
Cash flows from investing activities
  Capital expenditures ...............            --             --            (28)              --            (28)
  Proceeds from sales of property,
   plant & equipment .................            --             --              2               --              2
                                                ----            ---           ----             ----           ----
    Cash used in investing activities             --             --            (26)              --            (26)
                                                ----            ---           ----             ----           ----
Cash flows from financing activities
  Dividends to shareholders ..........            --             (9)            --               --             (9)
  Proceeds from long-term debt .......            25             --             --               --             25
  Repayment of long-term debt ........           (25)            --            (29)              --            (54)
  Intercompany .......................             4              1             15              (20)            --
  Increase (decrease) in notes
   payable ...........................            19             --             (8)              --             11
                                                ----            ---           ----             ----           ----
    Cash provided by (used in)
     financing activities ............            23             (8)           (22)             (20)           (27)
                                                ----            ---           ----             ----           ----
Effect of exchange rate changes on
 cash ................................            --             --             (2)              --             (2)
                                                ----            ---           ----             ----           ----
Decrease in cash and cash equivalents             --             --            (49)              --            (49)
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at
 beginning of year ...................            --             --            107               --            107

                                                ----            ---           ----             ----           ----
Cash and cash equivalents at end of
 period ..............................          $ --            $--           $ 58             $ --           $ 58
                                                ====            ===           ====             ====           ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

       The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

       The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in the "Disclosure Concerning Forward-Looking Statements" on Pages 2 and 3 of this Quarterly Report.

                       Results of Consolidated Operations

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                   2002         2001
                                                                 -------       -------
                                                             (Millions, except share data)
Net sales..................................................      $  351        $  444
Operating income...........................................          11            25 (1)
Equity in loss of Equistar.................................         (39)          (24)(2)
Loss before cumulative effect of accounting change.........         (31)          (15)
Net Loss...................................................        (336)          (15)

Basic and diluted loss per share
   Before cumulative effect of accounting change...........       (0.49)        (0.24)
   After cumulative effect of accounting change............       (5.29)        (0.24)

--------------
(1) Includes non-recurring reorganization and other charges of $5 million ($4 million after tax).

(2) Includes $6 million representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant ($4 million after tax)

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       The Company's first quarter 2002 net loss of $31 million before the cumulative effect of the change in accounting for goodwill reflects continued difficult economic and business conditions in the Company's wholly owned businesses and Equistar's business. Operating income was lower in both the Acetyls and Titanium Dioxide and Related Products business segments compared to the prior year quarter, while profits in the Specialty Chemicals segment were equal to the prior year.

       The Company and Equistar adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but must be tested for impairment at least annually at the reporting unit level. Operating income for the first quarter of 2001 included $3 million of goodwill amortization expense. The Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital, which the Company also reported as a charge for the cumulative effect of an accounting change.

       Net sales for the three months ended March 31, 2002 decreased $93 million or 21% from the same period of 2001 primarily due to lower selling prices in the Titanium Dioxide and Related Products and Acetyls business segments. Prices for many of the Company's products remained at depressed levels during the first quarter of 2002, although TiO[u]2 prices appear to have reached bottom, as March prices were level with February and price increases have been announced by all major TiO[u]2 producers. The Company's worldwide price increases for TiO[u]2 and for Acetyls' principal products, announced during the first quarter of 2002, had minimal impact on first quarter actual prices, since contracts with most of the Company's large-volume TiO[u]2 customers include periods of price protection and the Company's Acetyls price increase is not scheduled to go into effect until the second quarter of 2002. The benefits of such price increases may not be fully realized by the Company for several months.

       Both manufacturing and selling, development and administrative ("S,D&A") costs were significantly lower in the first quarter of 2002 as compared with the same period of 2001. Manufacturing costs in 2002 were lower due to productivity and reliability improvements, the natural gas price decline from the extremely high levels experienced early in 2001, and the realization of benefits from the Company's cost-saving initiatives, including the idling of its high-cost sulfate-process TiO[u]2 plant in Hawkins Point, MD ("HPP") at the end of the third quarter of 2001. S,D&A costs were down $20 million or 47% from the prior year quarter. The significant reduction in S,D&A costs was achieved primarily through the Company's cost-reduction initiatives, which included benefits from the Company's 2001 reorganization and 15% reduction in workforce, reduced external consultant fees, reduced employee travel and bonuses, and various other cost reductions.

Outlook for 2002

       Cautious optimism continues to build within the markets Millennium serves and the Company expects modest business improvement in the remaining quarters of 2002. However, prices for most of Millennium's products remained depressed during the first quarter of 2002 ahead of announced price increases for its principal products, which are expected to take effect gradually. The success and timing of these price increases will depend upon the continuation of the pattern of increases in downstream customer demand experienced in the first quarter. Sustaining benefits from cost containment and reduction programs remains a priority.

       In addition, the level of natural gas prices is critical to Acetyls business segment profitability in 2002. Natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 expired at the end of the first quarter of 2002. If natural gas prices remain below prior year levels, the Acetyls segment operating profit should be favorably impacted beginning in the second quarter of 2002. However, if natural gas prices increase, the Acetyls segment operating profit would be adversely affected if the Company cannot pass those price increases on to its customers.

       Equistar expects modestly improved demand coupled with the expiration of many of its fixed price natural gas and natural gas liquids contracts to result in improved results in the second quarter of 2002. The improved results assume that there are no significant increases in raw material costs.

       Segment Analysis

       Segment discussions highlight profitability trends of the Company's businesses exclusive of reorganization charges and the effect of the elimination of goodwill amortization in accordance with SFAS No. 142.

Titanium Dioxide and Related Products

                                                                     Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                      2002          2001
                                                                     ------        ------
                                                                           (Millions)
Net sales..................................................           $260           $317
Operating income...........................................             10             28
Operating income excluding goodwill amortization...........             10             29

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       Operating income in the first quarter 2002 declined by $19 million or 66% from the same quarter last year, primarily due to significantly lower sales prices and lower sales volume, partially offset by lower manufacturing and S,D&A costs.

       Sales revenue in the first quarter of 2002 decreased by $57 million or 18% versus the prior year due to lower average selling prices and lower sales volume. The first quarter average TiO[u]2 selling price was 16% below the prior year in US dollar terms and 14% lower in local currencies. Continued competitive pricing and depressed economic conditions held prices below first quarter 2001 levels in all three major TiO[u]2 markets, with coatings, plastics, and paper down 16%, 18%, and 14%, respectively, and in all major geographic regions of the world. TiO[u]2 prices in the first quarter of 2002 were also lower than the fourth quarter 2001 average, but price increases have been announced by most major producers, including the Company. The Company announced TiO[u]2 price increases scheduled to become effective beginning March 1, 2002 to begin to restore margins, which have become unacceptably poor after more than a year of rapid and excessive price decreases in all world areas.

       TiO[u]2 sales volume during the first quarter was 3% below the prior year. Regional sales volume was mixed, with North America down 5%, Latin America down 39%, Asia/Pacific up 18%, and Europe up 2% from the first quarter of last year. Volume was flat in coatings and down 26% in the paper and value markets, while plastics showed a significant increase of 15% over the same quarter last year, reflecting the Company's highest-ever quarterly sales volume for the plastics business.

       TiO[u]2 cost per metric ton was 10% lower than the prior year quarter. Productivity and reliability improvements, cost-cutting initiatives, and the benefit of translating local currency manufacturing costs into a stronger US dollar more than offset lower fixed cost absorption due to decreased production. In addition, the idling of the high-cost HPP sulfate-process plant, which was still in operation in the first quarter of 2001, had a favorable impact on manufacturing cost compared to the prior year. The overall operating rate of the Company's TiO[u]2 plants in the first quarter of 2002 was 80%, down from 88% (including the HPP sulfate-process plant) in the same period last year.

       S,D&A expenses were lower by $16 million, or down 46% compared to the prior year quarter. The significant reduction in S,D&A costs was achieved primarily through the Company's cost-reduction initiatives, which included benefits from the Company's 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel and bonuses, and various other cost reductions.

Outlook for 2002

       Earnings should improve slightly in the second quarter over the first quarter as sales volume should increase seasonally due to the North American and European coatings season and global TiO[u]2 price increases should be gradually realized.

Acetyls


                                                               Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                                2002         2001
                                                               -----        ------
                                                                    (Millions)
Net sales..................................................     $65           $99
Operating loss.............................................      (7)           (8)
Operating loss excluding reorganization charges and
   goodwill amortization...................................      (7)           (1)


Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       Acetyls operating loss for the three months ended March 31, 2002 was $7 million, $6 million more than the first quarter of 2001. Net sales decreased by $34 million or 34% to $65 million, primarily due to selling prices that were significantly below prior year levels. Vinyl acetate monomer ("VAM") and acetic acid prices were down by 35% and 31%, respectively, due to lower ethylene and natural gas prices and weak economic conditions. Strong acetic acid sales volume in North America and new business in Europe were offset by the effects of weak demand for VAM. Overall, sales volume was up 1% over the first quarter of 2001.

       Production costs were lower for both VAM and acetic acid, down 24% and 19%, respectively, in comparison to the first quarter of 2001. Lower feedstock prices, particularly natural gas, were partially offset by lower fixed cost absorption due to reduced production resulting from continued oversupply in the marketplace. Although natural gas prices have declined from the extremely high levels experienced early in 2001, the Company did not enjoy the full benefit of the lower prices in the first quarter of 2002. Unfavorable fixed-price natural gas purchase positions entered into during the first quarter of 2001 negatively impacted operating profit by approximately $7 million in the first three months of 2002.

       First quarter 2002 S,D&A expenses in the Acetyls business segment were $2 million or 40% lower than the same period of 2001. This significant reduction was achieved through the Company's cost-saving initiatives, which included benefits from the Company's 2001 reorganization and reduction in workforce and various other cost reductions.

Outlook for 2002

       Profitability should improve in the second quarter of 2002 over the first quarter with the absence of higher cost fixed-price natural gas purchase positions that expired at the end of the first quarter and expected moderate improvement in sales volume. Profitability will, however, continue to be impacted by volatile energy markets.

Specialty Chemicals

                                                                 Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                  2002          2001
                                                                 ------        ------
                                                                      (Millions)
Net sales..................................................        $24          $26
Operating income...........................................          4            4

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       Operating income in the first quarter of 2002 was flat with the prior year first quarter despite slightly lower sales revenue. Net sales decreased by 8% to $24 million, as sales volume was down 22% from the first quarter of 2001, especially in Japan, due to the global economic slowdown. The average price for all product lines was up 19% from last year, partially due to sales of new cooling agent products at higher unit prices.

       The average cost of crude sulfate turpentine ("CST"), the principal raw material for the business, was flat with the same period of 2001. First quarter 2002 manufacturing costs were lower compared to the first quarter of 2001, as energy costs returned to more normal levels in 2002.

       S,D&A expenses for the first three months of 2002 were favorable by $1 million or 25% compared to the prior year quarter. This significant reduction was achieved through the Company's cost-saving initiatives, which included benefits from the Company's 2001 reorganization and various other cost reductions.

Outlook for 2002

       The market for fragrance chemicals remains competitive and this situation continues to be exacerbated by the strong US dollar. Even so, price increases were enacted for most fragrance chemical offerings, as well as for most cleaners and solvents. After the very difficult year in 2001, some volume recovery is expected in 2002. In addition, new product development efforts continue, with a new cooling agent and a new flavor chemical launched at the beginning of 2002. CST costs are expected to remain at first quarter levels for the second quarter of 2002, due to the unfavorable conditions in the broader market for that feedstock. Operating results for the second quarter of 2002 are expected to be similar to the first quarter.

Other


                                                                Three Months Ended
                                                                      March 31,
                                                                -------------------
                                                                 2002          2001
                                                                ------        -----
                                                                     (Millions)
Net sales..................................................       $2            $2
Operating income...........................................        4             1


Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       Other operating income in the first quarter of 2002 increased by $3 million from the first quarter of 2001. Revenue from sales of non-TiO[u]2-related materials recovered from the mining operations of the Company's Brazilian subsidiary were flat with the same period last year. The increase in operating income was primarily due to favorable adjustments in accrued employee-related costs for certain former employees and other reduced expenses.

Outlook for 2002

       Operating income from income and expense items not identified to the three separate business segments for the second quarter of 2002 is expected to be similar to the first quarter.

Equistar

                                                                 Three Months Ended
                                                                     March 31,
                                                                 -------------------
                                                                 2002          2001
                                                                 ----          ----
                                                                      (Millions)
Equity in loss.............................................      $(39)         $(24)
Equity in loss excluding plant closure charges and
goodwill amortization......................................       (39)          (16)

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

       An equity loss of $39 million before the cumulative effect of the change in accounting for goodwill was recorded in the first quarter of 2002 compared to a loss of $16 million last year, excluding unusual items and goodwill amortization. The increase in the loss was due to lower sales prices and volumes and lower margins in Equistar's petrochemicals segment in the first quarter of 2002 compared to the prior year first quarter, attributable to ongoing industry overcapacity. Sales prices decreased more than the cost of raw materials as average benchmark sales prices for ethylene were 41% lower in the first quarter of 2002 compared to the prior year first quarter, while average benchmark prices for co-product propylene were 29% lower in the first quarter of 2002 compared to the prior year first quarter. The increased loss in the petrochemicals segment was partly offset by improved operating results in Equistar's polymers segment, primarily reflecting higher polymers margins in the first quarter of 2002 compared to the prior year first quarter as decreases in raw material costs outweighed lower sales prices.

Outlook for 2002

       Equistar expects modestly improved demand coupled with the expiration of many of its fixed price natural gas and natural gas liquids contracts to result in improved results in the second quarter of 2002. The improved results assume that there are no significant increases in raw material costs.

                         Liquidity and Capital Resources

       Cash used in operating activities for the three months ended March 31, 2002 was $76 million compared to $6 million provided in the same period of 2001. The $82 million decrease was due to lower operating income ($14 million) and unfavorable changes in working capital, primarily unfavorable movements in trade receivables and trade accounts payable during 2002 versus the prior year ($82 million), partially offset by a larger decrease in inventories in 2002 ($36 million).

       Cash provided by investing activities was $30 million in the first quarter of 2002 versus $26 million used in the first quarter of 2001. The Company spent approximately $13 million in the three months ended March 31, 2002 for capital expenditures, down from $28 million for the same period in 2001, and received $43 million in proceeds from the securitization of certain European trade receivables. Proceeds from this transaction were used, primarily, to pay down debt outstanding under the Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements in this Quarterly Report for additional information concerning the Company's long-term debt and financing activities.

       Cash provided by financing activities was $2 million for the first three months of 2002 compared to $27 million used in the first three months of 2001. The 2002 period reflects $11 million of net borrowings while the 2001 period included $18 million of net repayments. Dividends paid to shareholders totaled $9 million in both periods.

       The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. In the fourth quarter of 2001, the Company requested and obtained an amendment to these and certain other covenants given the difficult business environment at the time, which continued in early 2002. The Company is required to maintain a Leverage Ratio of no more than 6.75 to 1.00 for the first and second quarters of 2002, 6.50 to 1.00 for the third quarter of 2002 and 6.00 to 1.00 for the fourth quarter of 2002 and an Interest Coverage Ratio of no less than 2.00 to 1.00 for all quarters of 2002. The Company was in compliance with these amended covenants at March 31, 2002. Economic and business conditions are expected to improve during the remainder of 2002. However, if such conditions do not improve adequately and the Company operates at levels similar to those of the first quarter of 2002, the Company may be required to request either a waiver of or an amendment to one or both of these financial covenants in any subsequent quarter. The Company believes it would be able to obtain such waiver or amendment if required. This situation is monitored frequently in order to assess the likelihood of such compliance.

       The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America. Any reduction in Consolidated Net Tangible Assets below $1.933 billion would reduce the Company's availability under the revolving credit portion of the Credit Agreement.

       The indenture governing the Company's 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited.

       At March 31, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

       The Company is currently rated BBB- by S&P and Ba1 by Moody's. The Company's investment grade rating was placed on negative outlook by S&P on October 1, 2001. If the Company were to be downgraded by S&P, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments. Based on current market prices of these instruments, the Company could be required to place an additional $7 million on deposit with the counterparty of these transactions. In addition, the Company could be required to provide a $2.5 million letter of credit in accordance with a real estate lease. Obtaining this letter of credit could result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

       The Company's focus in 2002 is to continue to reduce costs, working capital levels and capital spending. The Company believes these efforts, as necessary, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company's cash requirements until business conditions improve. At April 30, 2002, the Company had $44 million outstanding (outstanding borrowings of $35 million and outstanding letters of credit of $9 million) of the maximum available credit line of $175 million under the revolving credit portion of the Credit Agreement and $115 million outstanding under the term loan portion of the Credit Agreement. Additionally, at April 30, 2002, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $46 million.

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

       The critical accounting policies discussed in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2001 are updated as follows:

       Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. In June 2001, the FASB issued SFAS No. 142. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital, which the Company also reported as a charge for the cumulative effect of an accounting change. Amortization expense for the three months ended March 31, 2001 for goodwill that was recorded on the Company's balance sheet was $3 million. Additionally, the Company's share of amortization expense reported by Equistar for the three months ended March 31, 2001 for its goodwill, included in Equity in loss of Equistar, was $2 million.

                         Recent Accounting Developments

       See Note 2 to Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       See Note 9 to Consolidated Financial Statements included in this Quarterly Report for discussion of the Company's management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -

      99.1 Information relevant to forward-looking statements (Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).*

(b) Reports on Form 8-K.

      Current Reports on Form 8-K dated February 1, 2002, March 20, 2002, and May 2, 2002 were filed during the quarter ended March 31, 2002 and through the date hereof.
---------------
* Incorporated by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM CHEMICALS INC.

Date: May 13, 2002                By:          /s/ JOHN E. LUSHEFSKI
                                        ---------------------------------------
                                        John E. Lushefski
                                        Senior Vice President and Chief
                                        Financial Officer (as duly authorized
                                        officer and principal financial officer)

                           STATEMENT OF DIFFERENCES

Characters normally expressed as subscript shall be preceded by..............[u]