Form 10-K/A
period 2001-12-31
MILLENNIUM CHEMICALS INC
filed 2002-08-14
CIK 1018099

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

________________________________________________________________________________

                                EXPLANATORY NOTE

    Millennium Chemicals Inc. (the "Company") is filing this amendment to its Form 10-K for the fiscal year ended December 31, 2001 to revise the Supplemental Financial Information of the Company included on pages F-1 through F-5 of such Form 10-K. The Supplemental Financial Information in this amendment has been revised to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America Inc., an indirect, wholly owned subsidiary of the Company ("Millennium America"), and (iii) all subsidiaries of the Company other than Millennium America, to reflect Millennium America's and the Company's shareholders' equity as if each of those companies and their respective subsidiaries were reported on a consolidated basis. The information in the columns headed "Millennium Chemicals Inc. and Subsidiaries" is unchanged. Item 14, as amended, is hereby provided in its entirety.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

 1.      Supplemental Financial Information.

         The Supplemental Financial Information relating to the Company, Millennium America and Equistar consist of the following:

                                                                          PAGE OF
                                                                        THIS REPORT
                                                                        -----------
         Supplemental Financial Information of the Company:
             Report of PricewaterhouseCoopers LLP....................       R-1
             Supplemental Financial Information......................       F-1
             Condensed Consolidating Balance Sheets -- December 31,
               2001 and 2000.........................................       F-2
             Condensed Consolidating Statements of
               Operations -- Years Ended December 31, 2001, 2000 and
               1999..................................................       F-3
             Condensed Consolidating Statements of Cash
               Flows -- Years Ended December 31, 2001, 2000 and
               1999..................................................       F-4
         Financial Statements of Equistar:
             Report of PricewaterhouseCoopers LLP....................       F-6
             Consolidated Statements of Income -- Years Ended
               December 31, 2001, 2000 and 1999......................       F-7
             Consolidated Balance Sheets -- December 31, 2001 and
               2000..................................................       F-8
             Consolidated Statements of Cash Flows -- Years Ended
               December 31, 2001, 2000 and 1999......................       F-9
             Consolidated Statements of Partners' Capital -- Years
               Ended December 31, 2001, 2000 and 1999................      F-10
             Notes to Consolidated Financial Statements..............  F-11 to F-27

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

3.  Exhibits.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 ------                      -----------------------
 3.1       -- Amended and Restated Certificate of Incorporation of the Company (Filed as
              Exhibit 3.1 to the Company's Registration Statement on Form 10 (File
              No. 1-12091) (the 'Form 10'))*
 3.2       -- By-laws of the Company (as amended on February 4, 2002) Filed as
              Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 2001 (The "2001 Form 10-K")*
 4.1(a)    -- Form of Indenture, dated as of November 27, 1996, among Millennium America
              (formerly named Hanson America Inc.), the Company and The Bank of New York,
              as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the
              7.625% Senior Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the
              Registration Statement of the Company and Millennium America on Form S-1
              (Registration No. 333-15975) (the 'Form S-1'))*
 4.1(b)    -- First Supplemental Indenture dated as of November 21, 1997 among
              Millennium America, the Company and The Bank of New York, as Trustee (Filed
              as Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the '1997 Form 10-K'))*

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
10.24(a)   -- Millennium Chemicals Inc. Omnibus Incentive Compensation
              Plan (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'
10.24(b)   -- Form of Stock Option Agreement under Omnibus Incentive
              Compensation Plan (filed as Exhibit 10.24(G) to the 2001
              Form 10-K)*'D'
10.25(a)   -- Master Transaction Agreement between the Company and
              Lyondell (Filed as an Exhibit to the Company's Current
              Report on Form 8-K dated July 25, 1997)*
10.25(b)   -- First Amendment to Master Transaction Agreement between
              Lyondell and the Company (Filed as an Exhibit to the
              Company's Current Report on Form 8-K dated October 17,
              1997)*
10.26      -- Amended and Restated Limited Partnership Agreement of
              Equistar Chemicals, LP as amended through August 24, 2001
              (Filed as Exhibit 10.6 to the Company's Quarterly Report
              on Form 10-Q for the quarter ended September 30, 2001 (the
              'September 30, 2001 Form 10-Q))*
10.27(a)   -- Asset Contribution Agreement (the 'Millennium Asset
              Contribution Agreement') among Millennium Petrochemicals,
              Millennium Petrochemicals LP LLC and Equistar (Filed as an
              Exhibit to the Company's Current Report on Form 8-K dated
              December 10, 1997)*
10.27(b)   -- First Amendment to the Millennium Asset Contribution
              Agreement dated as of May 15, 1998 (Filed as Exhibit
              10.23(b) to the 1999 Form 10-K)*
10.27(c)   -- Second Amendment to the Asset Contribution Agreement
              among Millennium Chemicals Inc., Millennium Petrochemicals
              LP LLC, and Equistar Chemicals, LP*
10.28      -- First Amendment to Lyondell Asset Contribution Agreement
              dated as of May 15, 1998 (Filed as Exhibit 10.24(b) to the
              1999 Form 10-K)*
10.29(a)   -- Amended and Restated Parent Agreement among Lyondell, the
              Company, Occidental, Oxy CH Corporation, Occidental
              Chemical Corporation, and Equistar, dated as of May 15,
              1998, (Filed as Exhibit 10.37 to the 1998 Form 10-K)*
10.29(b)   -- First Amendment to Amended and Restated Parent Agreement,
              dated as of June 30, 1998 (Filed as Exhibit 10.25(b) to
              the 1999 form 10-K)*
10.30(a)   -- Letter Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.3
              to the September 30, 2001 Form 10-Q)*
10.30(b)   -- Indemnity Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.4
              to the September 30, 2001 Form 10-Q)*
10.30(c)   -- Indemnity Agreement dated as of August 24, 2001 between
              Millennium America Inc. and Equistar (Filed as Exhibit 10.5
              to the September 30, 2001 Form 10-Q)*
11.1       -- Statement re: computation of per share earnings (filed as
              Exhibit 10.24(G) to the 2001 Form 10-K)*
21.1       -- Subsidiaries of the Company*
23.1       -- Consent of PricewaterhouseCoopers LLP (filed as Exhibit
              10.24(G) to the 2001 Form 10-K)*
23.2       -- Consent of PricewaterhouseCoopers LLP (filed as Exhibit
              10.24(G) to the 2001 Form 10-K)*
23.3       -- Consent of PricewaterhouseCoopers LLP **
23.4       -- Consent of PricewaterhouseCoopers LLP **
99.1       -- Information relevant to forward-looking statements
              (filed as an Exhibit to the 2001 Form 10-K)*
99.2       -- Form of Letter Agreement, dated July 3, 1996, between
              Hanson and United Kingdom Inland Revenue (Filed as Exhibit
              99.2 to the Form 10)*


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

August 14, 2002

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                        SUPPLEMENTAL FINANCIAL INFORMATION AND
                           THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
MILLENNIUM CHEMICALS INC.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2002, which appears in the Millennium Chemicals Annual Report on Form 10-K for the year ended December 31, 2001 also included an audit of the supplemental financial information of Millennium Chemicals Inc. and the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K/A. In our opinion, such supplemental financial information of Millennium Chemicals Inc. and the financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 25, 2002

                           MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMATION

    Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7.00% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7.00% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2001 and 2000, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2001, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the 'Non-Guarantor Subsidiaries'). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders' equity of Millennium America and the Company are presented as if each of these companies and their respective subsidaries were reported on a consolidatd basis.

                           MILLENNIUM CHEMICALS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000


                                        MILLENNIUM   MILLENNIUM                                       MILLENNIUM
                                         AMERICA      CHEMICALS    NON-GUARANTOR                  CHEMICALS INC. AND
                                           INC.         INC.       SUBSIDIARIES    ELIMINATIONS      SUBSIDIARIES
                                         --------    -----------   ------------    ------------      ------------
                                                                         (MILLIONS)
2001
                ASSETS
Inventories...........................    $    -       $    -         $  370         $     -            $  370
Other current assets..................         6            -            384               -               390
Propery, plant and equipment, net.....         -            -            880               -               880
Investment in Equistar................         -            -            677               -               677
Investment in subsidiaries............     1,061          968              -          (2,029)                -
Other assets..........................        13            -            296               -               309
Goodwill..............................         -            -            378               -               378
Due from parent and affiliates, net...       590            -              -            (590)                -
                                          ------       ------         ------         -------            ------
    Total assets......................    $1,670       $  968         $2,985         $(2,619)           $3,004
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt................................    $    3       $    -         $    8         $     -            $   11
Other current liabilities.............         8            -            364               -               372
Long-term debt........................     1,156            -             16               -             1,172
Other liabilities.....................         -            1            549               -               550
Due to parent and affiliates, net.....         -           89            501            (590)                -
                                          ------       ------         ------         -------            ------
    Total liabilities.................     1,167           90          1,438            (590)            2,105
Minority interest.....................         -            -             21               -                21
Shareholders' equity..................       503          878          1,526          (2,029)              878
                                          ------       ------         ------         -------            ------
    Total liabilities and
      shareholders' equity............    $1,670       $  968         $2,985         $(2,619)           $3,004
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------
2000
                ASSETS
Inventories...........................    $    -       $    -         $  373         $     -            $  373
Other current assets..................         1            -            513               -               514
Property, plant and equipment, net....         -            -            957               -               957
Investment in Equistar................         -            -            760               -               760
Investment in subsidiaries............     1,098        1,033              -          (2,131)                -
Other assets..........................         3            -            222               -               225
Goodwill..............................         -            -            391               -               391
Due from parent and affiliates, net...       592            -              -            (592)                -
                                          ------       ------         ------         -------            ------
    Total assets......................    $1,694       $1,033         $3,216         $(2,723)           $3,220
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term
  debt................................    $  360       $    -         $   31         $     -            $  391
Other current liabilities.............        24            -            368               -               392
Long-term debt........................       749            -             18               -               767
Other liabilities.....................         -            3            662               -               665
Due to parent and affiliates, net.....         -           47            545            (592)                -
                                          ------       ------         ------         -------            ------
    Total liabilities.................     1,133           50          1,624            (592)            2,215
Minority interest.....................         -            -             22               -                22
Shareholders' equity..................       561          983          1,570          (2,131)              983
                                          ------       ------         ------         -------            ------
    Total liabilities and
      shareholders' equity............    $1,694       $1,033         $3,216         $(2,723)           $3,220
                                          ------       ------         ------         -------            ------
                                          ------       ------         ------         -------            ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                            MILLENNIUM
                                             MILLENNIUM    MILLENNIUM       NON-GUARANTOR                  CHEMICALS INC.
                                            AMERICA INC.  CHEMICALS INC.     SUBSIDIARIES   ELIMINATIONS  AND SUBSIDIARIES
                                            ------------  --------------    ------------    ------------  ----------------
                                                                           (MILLIONS)
2001
Net sales...................................   $   -           $ -           $1,590          $   -           $1,590
Cost of products sold.......................       -             -            1,252              -            1,252
Depreciation and amortization...............       -             -              110              -              110
Selling, development and administrative
 expense....................................       -             -              146              -              146
Reorganization and plant closure............       -             -               36              -               36
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -               46              -               46
Interest expense, net.......................     (81)            -               (1)             -              (82)
Intercompany interest income (expense)......     108            (4)            (104)             -                -
Equity in loss of Equistar..................       -             -              (90)             -              (90)
Equity in loss of subsidiaries..............     (62)          (40)               -            102                -
Other expense, net..........................      (2)           (1)               -              -               (3)
Income taxes................................      (9)            2               93              -               86
                                               -----           ---           ------          -----           ------
   Net loss ................................   $ (46)         $(43)          $  (56)         $ 102           $  (43)
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------
2000
Net sales...................................   $   -           $ -           $1,793          $   -           $1,793
Cost of products sold.......................       -             -            1,267              -            1,267
Depreciation and amortization...............       -             -              113              -              113
Selling, development and administrative
 expense....................................       -             -              200              -              200
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -              213              -              213
Interest expense, net.......................     (76)            -               (1)             -              (77)
Intercompany interest income (expense)......     109            (4)            (105)             -                -
Equity in earnings of Equistar..............       -             -               39              -               39
Equity in earnings of subsidiaries..........      59           125                -           (184)               -
Other income, net...........................       -             -                7              -                7
Income taxes................................     (12)            1              (49)             -              (60)
                                               -----           ---           ------          -----           ------
   Net income ..............................   $  80          $122           $  104          $(184)          $  122
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------
1999
Net sales...................................   $   -           $ -           $1,589          $   -           $1,589
Cost of products sold.......................       -             -            1,112              -            1,112
Depreciation and amortization...............       -             -              105              -              105
Selling, development and administrative
 expense....................................       -             -              204              -              204
                                               -----           ---           ------          -----           ------
   Operating income.........................       -             -              168              -              168
Interest expense, net.......................     (65)            -               (4)             -              (69)
Intercompany interest income (expense)......     111             -             (111)             -                -
Equity in loss of Equistar..................       -             -              (19)             -              (19)
Equity in loss of subsidiaries..............    (336)         (287)               -            623                -
Loss in value of Equistar investment........       -             -             (639)             -             (639)
Other (expense) income, net.................       -            (1)              25              -               24
Income from discontinued operations (net of
 tax).......................................       -             -               38              -               38
Income taxes................................     (16)            -              225              -              209
                                               -----           ---           ------          -----           ------
   Net loss.................................   $(306)        $(288)           $ (317)        $ 623           $ (288)
                                               -----           ---           ------          -----           ------
                                               -----           ---           ------          -----           ------

                           MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                                MILLENNIUM
                                             MILLENNIUM      MILLENNIUM       NON-GUARANTOR                   CHEMICALS INC.
                                             AMERICA INC.   CHEMICALS INC.    SUBSIDIARIES    ELIMINATIONS   AND SUBSIDIARIES
                                             -----------    -------------     ------------    ------------   ----------------
                                                                               (MILLIONS)
2001
Cash flows from operating activities.......     $   7           $  (5)           $ 110          $   -            $ 112

Cash flows from investing activities

   Capital expenditures....................         -               -              (97)             -              (97)

   Proceeds from sales of property, plant &
    equipment..............................         -               -               19              -               19
                                                -----           -----            -----          -----            -----

      Cash used in investing activities....         -               -              (78)             -              (78)

Cash flows from financing activities

   Dividends to shareholders...............         -             (35)               -              -              (35)

   Proceeds from long-term debt............       741               -               42              -              783

   Repayment of long-term debt.............      (675)              -              (61)             -             (736)

   Intercompany............................       (51)             40               11              -                -

   Decrease in notes payable...............       (17)              -              (17)             -              (34)
                                                -----           -----            -----          -----            -----

      Cash (used in) provided by financing
        activities.........................        (2)              5              (25)             -              (22)
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (5)             -               (5)
                                                -----           -----            -----          -----            -----

Increase in cash and cash equivalents......         5               -                2              -                7

Cash and cash equivalents at beginning of
 year......................................         -               -              107              -              107
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   5           $   -            $ 109          $   -            $ 114
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

2000
Cash flows from operating activities.......     $  21           $  (3)            $  2          $   -            $  20

Cash flows from investing activities

   Capital expenditures....................         -               -             (110)             -             (110)

   Distributions from Equistar.............         -               -               83              -               83

   Proceeds from sales of property, plant &
    equipment..............................         -               -                4              -                4
                                                -----           -----            -----          -----            -----

      Cash used in investing activities....         -               -              (23)             -              (23)

Cash flows from financing activities

   Dividends to shareholders...............         -             (35)               -              -              (35)

   Repurchase of common stock..............         -               -              (65)             -              (65)

   Proceeds from long-term debt............       275               -               36              -              311

   Repayment of long-term debt.............      (165)              -              (22)             -             (187)

   Intercompany............................      (114)             38               76              -                -

   Decrease in notes payable...............       (17)              -                -              -              (17)
                                                -----           -----            -----          -----            -----

      Cash (used in) provided by financing
        activities.........................       (21)              3               25              -                7
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (7)             -               (7)
                                                -----           -----            -----          -----            -----

Decrease in cash and cash equivalents......         -               -               (3)             -               (3)

Cash and cash equivalents at beginning of
 year......................................         -               -              110              -              110
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   -           $   -            $ 107          $   -            $ 107
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

                           MILLENNIUM CHEMICALS INC.
        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                                MILLENNIUM
                                             MILLENNIUM      MILLENNIUM       NON-GUARANTOR                   CHEMICALS INC.
                                             AMERICA INC.   CHEMICALS INC.    SUBSIDIARIES    ELIMINATIONS   AND SUBSIDIARIES
                                             -----------    -------------     ------------    ------------   ----------------
                                                                               (MILLIONS)
1999
Cash flows from operating activities.......     $  31          $   (3)            $ (5)         $   -            $  23

Cash flows from investing activities

   Capital expenditures....................         -               -             (109)             -             (109)

   Distributions from Equistar.............         -               -               75              -               75

   Proceeds from syngas transaction........         -               -              123              -              123

   Proceeds from sale of Suburban Propane
    investment.............................         -               -               75              -               75

   Proceeds from sales of property, plant &
    equipment..............................         -               -               13              -               13
                                                -----           -----            -----          -----            -----

      Cash provided by investing
        activities.........................         -               -              177              -              177
                                                -----           -----            -----          -----            -----

Cash flows from financing activities

   Dividends to shareholders...............         -             (38)               -              -              (38)

   Repurchase of common stock..............         -               -             (200)             -             (200)

   Proceeds from long-term debt............       115               -                3              -              118

   Repayment of long-term debt.............       (66)              -              (27)             -              (93)

   Intercompany............................      (106)             41               65              -                -

   Increase in notes payable...............        26               -                1              -               27
                                                -----           -----            -----          -----            -----

      Cash (used in) provided by financing
        activities.........................       (31)              3             (158)             -             (186)
                                                -----           -----            -----          -----            -----

Effect of exchange rate changes on cash....         -               -               (7)             -               (7)
                                                -----           -----            -----          -----            -----

Increase in cash and cash equivalents......         -               -                7              -                7

Cash and cash equivalents at beginning of
 year......................................         -               -              103              -              103
                                                -----           -----            -----          -----            -----

Cash and cash equivalents at end of year...     $   -           $   -            $ 110          $   -            $ 110
                                                -----           -----            -----          -----            -----
                                                -----           -----            -----          -----            -----

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

                                      S-1



                           STATEMENT OF DIFFERENCES
                           ------------------------

The dagger symbol shall be expressed as ................................. 'D'
The section symbol shall be expressed as.................................'SS'