Form 10-Q/A
period 2002-03-31
MILLENNIUM CHEMICALS INC
filed 2002-08-14
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-Q/A
                                 --------------

                                 AMENDMENT NO. 1
                                 ---------------

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

================================================================================

                                EXPLANATORY NOTE

         Millennium Chemicals Inc. (the "Company") is filing this amendment to its Form 10-Q for the quarterly period ended March 31, 2002 to revise Note 13 - Supplemental Financial Information - to the Company's consolidated financial statements included on pages 15 through 18 of such Form 10-Q. The
Supplemental Financial Information in this amendment has been revised to disclose the financial position, results of operations and cash flows of
(i) the Company, (ii) Millennium America Inc., an indirect, wholly owned subsidiary of the Company ("Millennium America"), and (iii) all subsidiaries of the Company other than Millennium America, to reflect Millennium America's and the Company's shareholders' equity as if each of those companies and their respective subsidiaries were reported on a consolidated basis. The information included in the columns headed "Millennium Chemicals Inc. and Subsidiaries" is unchanged. Item 1, as amended, is hereby provided in its entirety. There are no changes to the Form 10-Q as originally filed, other than these changes to Note 13.

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
Total comprehensive loss............................................         =====         ====


Note 8 - Long-Term Debt and Credit Arrangements

       In 2001, Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, entered into a five-year Credit Agreement (the "Credit Agreement") and issued $275 of seven-year 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"). The Credit Agreement includes a revolving credit portion with total availability of $175 (the "Revolving Loans"), and a term loan portion (the "Term Loans"). The Company and Millennium America guarantee the obligations under the Credit Agreement.

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

Note 13 - Supplemental Financial Information

       Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7.00% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7.00% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2002 and December 31, 2001 and the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2002 and 2001, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of
(i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries is accounted for by the equity method; accordingly, the shareholders' equity of Millennium America and the Company are presented as if each of these companies and their respective subsidiaries were reported on a consolidated basis.

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued

                                                                                              Millennium
                                        Millennium  Millennium                               Chemicals Inc.
                                         America    Chemicals    Non-Guarantor                    and
                                           Inc.       Inc.       Subsidiaries  Eliminations   Subsidiaries
                                           ----       ----       ------------  -------------  ------------

March 31, 2002
--------------

               ASSETS
Inventories .........................     $   --     $   --       $  329      $    --          $  329
Other current assets ................          9         --          353           --             362
Property, plant and equipment, net ..         --         --          866           --             866
Investment in Equistar ..............         --         --          610           --             610
Investment in subsidiaries ..........        702        639           --       (1,341)             --
Other assets ........................         12         --          328           --             340
Goodwill ............................         --         --          103           --             103
Due from parent and affiliates, net..        622         --           --         (622)             --
                                          ------     ------       ------      -------          ------
   Total assets .....................     $1,345     $  639       $2,589      $(1,963)         $2,610
                                          ======     ======       ======      =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt          $4     $   --       $    9      $    --          $   13
Other current liabilities ...........         28         --          282           --             310
Long-term debt ......................      1,160         --           15           --           1,175
Other liabilities ...................          5         --          545           --             550
Due to parent and affiliates, net....         --         99          523         (622)             --
                                          ------     ------       ------      -------          ------
   Total liabilities ................      1,197         99        1,374         (622)          2,048
Minority interest ...................         --         --           22           --              22
Shareholders' equity ................        148        540        1,193       (1,341)            540
                                          ------     ------       ------      -------          ------
   Total liabilities and
     shareholders' equity ...........     $1,345     $  639       $2,589      $(1,963)         $2,610
                                          ======     ======       ======      =======          ======

December 31, 2001
-----------------

               ASSETS
Inventories .........................     $   --     $   --       $  370      $    --          $  370
Other current assets ................          6         --          384           --             390
Property, plant and equipment, net ..         --         --          880           --             880
Investment in Equistar ..............         --         --          677           --             677
Investment in subsidiaries ..........      1,061        968           --       (2,029)             --
Other assets ........................         13         --          296           --             309
Goodwill ............................         --         --          378           --             378
Due from parent and affiliates, net..        590         --           --         (590)             --
                                          ------     ------       ------      -------          ------
   Total assets .....................     $1,670     $  968       $2,985      $(2,619)         $3,004
                                          ======     ======       ======      =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt      $    3     $   --       $    8      $    --          $   11
Other current liabilities ...........          8         --          364           --             372
Long-term debt ......................      1,156         --           16           --           1,172
Other liabilities ...................         --          1          549           --             550
Due to parent and affiliates, net....         --         89          501         (590)             --
                                          ------     ------       ------      -------          ------
   Total liabilities ................      1,167         90        1,438         (590)          2,105
Minority interest ...................         --         --           21           --              21
Shareholders' equity ................        503        878        1,526       (2,029)            878
                                          ------     ------       ------      -------          ------
   Total liabilities and
     shareholders' equity ...........     $1,670     $  968       $2,985      $(2,619)         $3,004
                                          ======     ======       ======      =======          ======

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued



                                                                                                   Millennium
                                 Millennium      Millennium     Non-Guarantor                    Chemicals Inc.
                                America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    and Subsidiaries
                                -------------  --------------- ----------------  --------------  ----------------
Three Months Ended
March 31, 2002
--------------
Net sales.....................         $   -            $   -            $ 351            $  -             $ 351
Cost of products sold.........             -                -              292               -               292
Depreciation and amortization.             -                -               25               -                25
Selling, development and
   administrative expense.....             -                -               23               -                23
                                       ------           ------           -----            -----            ------
   Operating income...........             -                -               11               -                11
Interest (expense) income, net           (22)               -                1               -               (21)
Intercompany interest income
   (expense), net.............            27               (1)             (26)              -                 -
Equity in loss of Equistar....             -                -              (39)              -               (39)
Equity in loss of
   subsidiaries...............          (345)            (335)               -             680                 -
Other expense, net............             -                -               (2)              -                (2)
Income taxes..................            (2)               -               22               -                20
Cumulative effect of
   accounting change..........             -                -             (305)              -              (305)
                                       ------           ------           ------           -----            ------
   Net loss...................         $(342)           $(336)           $(338)           $680             $(336)
                                       ======           ======           ======           =====            ======


Three Months Ended
March 31, 2001
--------------
Net sales.....................         $   -            $   -            $ 444            $  -             $ 444
Cost of products sold.........             -                -              343               -               343
Depreciation and amortization.             -                -               28               -                28
Selling, development and
   administrative expense.....             -                -               43               -                43
Reorganization and other
   charges....................             -                -                5               -                 5
                                       ------           -----            ------           -----            ------
   Operating income...........             -                -               25               -                25
Interest expense, net.........           (20)               -               (1)              -               (21)
Intercompany interest income
   (expense), net.............            27                -              (27)              -                 -
Equity in loss of Equistar....             -                -              (24)              -               (24)
Equity in loss of
   subsidiaries...............           (28)             (15)               -              43                 -
Other expense, net............             -                -               (1)              -                (1)
Income taxes..................            (2)               -                8               -                 6
                                       ------           ------           ------           -----            ------
   Net loss...................         $ (23)           $ (15)           $ (20)           $ 43             $ (15)
                                       ======           ======           ======           =====            ======

                           MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued


                                                                                                             Millennium
                                           Millennium      Millennium     Non-Guarantor                    Chemicals Inc.
                                          America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    and Subsidiaries
                                          -------------  --------------- ----------------  --------------  ----------------
Three Months Ended
March 31, 2002
--------------
Cash flows from operating activities .          $ 18            $(2)          $(49)            $ --           $(33)
                                                ----            ---           ----             ----           ----
Cash flows from investing activities
  Capital expenditures ...............            --             --            (13)              --            (13)
                                                ----            ---           ----             ----           ----
    Cash used in investing
     activities ......................            --             --            (13)              --            (13)
                                                ----            ---           ----             ----           ----
Cash flows from financing activities
  Dividends to shareholders ..........            --             (9)            --               --             (9)
  Proceeds from long-term debt .......            95             --              2               --             97
  Repayment of long-term debt ........           (85)            --             (2)              --            (87)
  Intercompany .......................           (31)            11             20               --             --
  Increase in notes payable ..........            --             --              1               --              1
                                                ----            ---           ----             ----           ----
    Cash (used in) provided by
     financing activities ............           (21)             2             21               --              2
                                                ----            ---           ----             ----           ----
Effect of exchange rate changes on
 cash ................................            --             --              1               --              1
                                                ----            ---           ----             ----           ----
Decrease in cash and cash
 equivalents .........................            (3)            --            (40)              --            (43)
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at
 beginning of year ...................             5             --            109               --            114
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at end of
   period ............................          $  2            $--           $ 69             $ --           $ 71
                                                ====            ===           ====             ====           ====

Three Months Ended
March 31, 2001
--------------
Cash flows from operating activities .          $ 18            $--           $(12)            $ --           $  6
                                                ----            ---           ----             ----           ----
Cash flows from investing activities
  Capital expenditures ...............            --             --            (28)              --            (28)
  Proceeds from sales of property,
   plant & equipment .................            --             --              2               --              2
                                                ----            ---           ----             ----           ----
    Cash used in investing activities             --             --            (26)              --            (26)
                                                ----            ---           ----             ----           ----
Cash flows from financing activities
  Dividends to shareholders ..........            --             (9)            --               --             (9)
  Proceeds from long-term debt .......            25             --             --               --             25
  Repayment of long-term debt ........           (25)            --            (29)              --            (54)
  Intercompany .......................           (37)             9             28               --             --
  Increase (decrease) in notes
   payable ...........................            19             --             (8)              --             11
                                                ----            ---           ----             ----           ----
    Cash used in financing
     activities ......................           (18)            --             (9)              --            (27)
                                                ----            ---           ----             ----           ----
Effect of exchange rate changes on
 cash ................................            --             --             (2)              --             (2)
                                                ----            ---           ----             ----           ----
Decrease in cash and cash equivalents             --             --            (49)              --            (49)
                                                ----            ---           ----             ----           ----
Cash and cash equivalents at
 beginning of year ...................            --             --            107               --            107

                                                ----            ---           ----             ----           ----
Cash and cash equivalents at end of
 period ..............................          $ --            $--           $ 58             $ --           $ 58
                                                ====            ===           ====             ====           ====

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MILLENNIUM CHEMICALS INC.



Date: August 14, 2002                      /s/ John E. Lushefski
                                           ------------------------------------
                                           John E. Lushefski
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (as duly authorized officer and
                                           principal financial officer)

                       STATEMENT OF DIFFERENCES

Characters normally expressed as subscript shall be preceded by............[u]
The section symbol shall be expressed as...................................'SS'