Form 10-Q
period 2002-06-30
MILLENNIUM CHEMICALS INC
filed 2002-08-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ .

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,994,134 shares of Common Stock, par value $.01 per share, as of July 31, 2002, excluding 14,902,452 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

Disclosure Concerning Forward-Looking Statements

         The statements in this Quarterly Report that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the “Company”) or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

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

        A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

         Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(Millions, except share data)

                                                                                     June 30,      December 31,
                                                                                       2002            2001
                                                                                   --------------  --------------

                                      ASSETS
Current assets
   Cash and cash equivalents....................................................   $         122   $         114
   Trade receivables, net.......................................................             218             215
   Inventories..................................................................             330             370
   Other current assets.........................................................              82              61
                                                                                   --------------  --------------
     Total current assets.......................................................             752             760
Property, plant and equipment, net..............................................             869             880
Investment in Equistar..........................................................             602             677
Deferred income taxes...........................................................              94              72
Other assets....................................................................             255             237
Goodwill........................................................................             103             378
                                                                                   --------------  --------------
     Total assets...............................................................   $       2,675   $       3,004
                                                                                   ==============  ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable................................................................   $           7   $           4
   Current maturities of long-term debt.........................................              13              11
   Trade accounts payable.......................................................             208             222
   Income taxes payable.........................................................               8               7
   Accrued expenses and other liabilities.......................................             138             139
                                                                                   --------------  --------------
     Total current liabilities..................................................             374             383
Long-term debt..................................................................           1,196           1,172
Other liabilities...............................................................             531             550
                                                                                   --------------  --------------
     Total liabilities..........................................................           2,101           2,105
                                                                                   --------------  --------------
Commitments and contingencies (Note 10)
Minority interest...............................................................              19              21
Shareholders' equity
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares;
     none issued and outstanding)...............................................               -               -
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
     issued 77,896,586 shares at June 30, 2002 and December 31, 2001)...........               1               1
   Paid in capital..............................................................           1,298           1,299
   Retained deficit.............................................................            (372)            (20)
   Cumulative other comprehensive loss..........................................            (109)           (136)
   Treasury stock, at cost (14,930,919 and 14,594,614 shares at June 30, 2002
     and December 31, 2001, respectively).......................................            (279)           (283)
   Deferred compensation........................................................              16              17
                                                                                   --------------  --------------
     Total shareholders' equity.................................................             555             878
                                                                                   --------------  --------------
       Total liabilities and shareholders' equity...............................   $       2,675   $       3,004
                                                                                   ==============  ==============

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions, except share data)

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                      ---------------------------  --------------------------
                                                                         2002           2001          2002           2001
                                                                      ------------   ------------  ------------   -----------

Net sales...........................................................  $       405    $       419   $       756    $      863
Operating costs and expenses
   Cost of products sold............................................          336            328           628           671
   Depreciation and amortization....................................           25             27            50            55
   Selling, development and administrative expense..................           21             35            44            78
   Reorganization and plant closure charges.........................            -             31             -            36
                                                                      ------------   ------------  ------------   -----------
     Operating income (loss)........................................           23             (2)           34            23
Interest expense....................................................          (22)           (22)          (44)          (44)
Interest income.....................................................            1              -             2             2
Equity in loss of Equistar..........................................          (10)           (10)          (49)          (35)
Other expense, net..................................................            -              -            (1)           (1)
                                                                      ------------   ------------  ------------   -----------
Loss before income taxes, minority interest and cumulative effect
   of accounting change.............................................           (8)           (34)          (58)          (55)
Benefit from income taxes...........................................            9             12            29            18
                                                                      ------------   ------------  ------------   -----------
Income (loss) before minority interest and cumulative effect of
   accounting change................................................            1            (22)          (29)          (37)
Minority interest...................................................            -             (1)           (1)           (2)
                                                                      ------------   ------------  ------------   -----------
Income (loss) before cumulative effect of accounting change.........            1            (23)          (30)          (39)
Cumulative effect of accounting change..............................            -              -          (305)            -
                                                                      ------------   ------------  ------------   -----------
Net income (loss)...................................................  $         1    $       (23)  $      (335)   $      (39)
                                                                      ============   ============  ============   ===========
Basic and diluted income (loss) per share:
    Before cumulative effect of accounting change...................  $      0.01     $    (0.37)  $     (0.48)   $    (0.61)
    From cumulative effect of accounting change.....................            -              -         (4.80)            -
                                                                      ------------   ------------  ------------   -----------
    After cumulative effect of accounting change....................  $      0.01    $     (0.37)  $     (5.28)   $    (0.61)
                                                                      ============   ============  ============   ===========

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            -----------------------
                                                                              2002         2001
                                                                            ----------  -----------
Cash flows from operating activities
   Net loss................................................................ $    (335)  $      (39)
   Adjustments to reconcile net loss to net cash provided by operating activities
      Cumulative effect of accounting change...............................       305            -
      Write-off of assets related to plant closure.........................         -           10
      Depreciation and amortization........................................        50           55
      Deferred income tax benefit..........................................       (26)          (6)
      Equity in loss of Equistar...........................................        49           35
      Minority interest....................................................         1            2
      Other, net...........................................................         2           (1)
   Changes in assets and liabilities
     (Increase) decrease in trade receivables..............................        (4)          12
     Decrease in inventories...............................................        46           22
     Increase in other current assets......................................       (13)         (12)
     Increase in other assets..............................................        (7)         (24)
     (Decrease) increase in trade accounts payable.........................       (18)           2
     Decrease in accrued expenses and other liabilities and income taxes
       payable.............................................................       (10)         (27)
     Decrease in other liabilities.........................................       (26)         (23)
                                                                            ----------  -----------
   Cash provided by operating activities...................................        14            6
                                                                            ----------  -----------
Cash flows from investing activities
   Capital expenditures....................................................       (25)         (61)
   Proceeds from sales of property, plant & equipment......................         -            2
                                                                            ----------  -----------
     Cash used in investing activities.....................................       (25)         (59)
                                                                            ----------  -----------
Cash flows from financing activities
   Dividends to shareholders...............................................        (9)         (17)
   Proceeds from long-term debt............................................       254          716
   Repayment of long-term debt.............................................      (231)        (644)
   Increase (decrease) in notes payable....................................         4          (39)
                                                                            ----------  -----------
     Cash provided by financing activities.................................        18           16
                                                                            ----------  -----------
Effect of exchange rate changes on cash....................................         1           (3)
                                                                            ----------  -----------
Increase (decrease) in cash and cash equivalents...........................         8          (40)
Cash and cash equivalents at beginning of year.............................       114          107
                                                                            ----------  -----------
Cash and cash equivalents at end of period................................. $     122   $       67
                                                                            ==========  ===========

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 – Basis of Presentation

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company’s 29.5% investment in Equistar, a joint venture between the Company, Lyondell Chemical Company (“Lyondell”) and Occidental Petroleum Corporation (“Occidental”), is accounted for by the equity method; accordingly, the Company’s share of Equistar’s net income or loss is included in the Company’s net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation including segment analysis presented in Note 11.

Note 2 – Recent Accounting Developments

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of this accounting change. Amortization expense for the three months and six months ended June 30, 2001 for goodwill that was recorded on the Company’s Consolidated Balance Sheets was $3 and $6, respectively. Additionally, the Company’s share of amortization expense reported by Equistar for the three months and six months ended June 30, 2001 for its goodwill, included in Equity in loss of Equistar, was $3 and $5, respectively. Following is a reconciliation of the reported net income (loss) to net income (loss) adjusted for goodwill amortization and the cumulative effect of the accounting change, and related per share amounts:

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                             ------------------------   -----------------------
                                                                2002         2001          2002        2001
                                                             ------------ -----------   ----------- -----------
Reported net income (loss).................................  $         1  $      (23)   $     (335) $      (39)
Goodwill amortization......................................            -           3             -           6
Equistar goodwill amortization included
    in Equity in loss of Equistar..........................            -           3             -           5
                                                             ------------ -----------   ----------- -----------
Adjusted net income (loss).................................            1         (17)         (335)        (28)
Cumulative effect of accounting change.....................            -           -           305           -
                                                             ------------ -----------   ----------- -----------
Adjusted net income (loss) before cumulative effect of
   accounting change.......................................  $         1  $      (17)   $      (30) $      (28)
                                                             ============ ===========   =========== ===========

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 2 – Recent Accounting Developments – Continued

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------- -----------------------------
Per share amounts, basic and diluted:                           2002          2001           2002           2001
                                                            ------------- -------------- -------------  --------------
Reported net income (loss)...............................   $       0.01  $       (0.37) $      (5.28)  $       (0.61)
Goodwill amortization....................................              -           0.05             -            0.10
Equistar goodwill amortization included
    in Equity in loss of Equistar........................              -           0.05             -            0.08
                                                            ------------- -------------- -------------  --------------
Adjusted net income (loss)...............................           0.01          (0.27)        (5.28)          (0.43)
Cumulative effect of accounting change...................              -              -          4.80               -
                                                            ------------- -------------- -------------  --------------
Adjusted net income (loss) before cumulative effect of
   accounting change.....................................   $       0.01  $       (0.27) $      (0.48)  $       (0.43)
                                                            ============= ============== =============  ==============

         In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003 and currently is evaluating the potential impact on its consolidated financial position and results of operations.

Note 3 – Securitization of Trade Receivables

         Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as the basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States. Accordingly, transferred trade receivables that qualify as a sale, approximately $50 outstanding at June 30, 2002, are removed from the Company’s Consolidated Balance Sheet. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, approximately $7 at June 30, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company’s historical collection rate for these trade receivables. For the three months and six months ended June 30, 2002, cumulative gross proceeds from this securitization arrangement were $43 and $83, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. For the six months ended June 30, 2002, the aggregate loss on sale associated with this arrangement approximated $1. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 4 – Inventories

         Inventories are stated at the lower of cost or market value. For certain United States operations representing 27% of consolidated inventories at June 30, 2002 and December 31, 2001, cost is determined under the last-in, first-out (“LIFO”) method. The first-in, first-out (“FIFO”) method, or methods that approximate FIFO, are used by all other subsidiaries.

                                                                   June 30,        December 31,
                                                                     2002              2001
                                                                ---------------- ----------------
  Inventories
     Finished products........................................  $           161  $           204
     In-process products......................................               26               21
     Raw materials............................................               91               93
     Other inventories........................................               52               52
                                                                ---------------- ----------------
                                                                $           330  $           370
                                                                ================ ================

Note 5 – Reorganization and Plant Closure Charges

         Reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.38 per share) were recorded in the six months ended June 30, 2001 related to activities within each of the Company’s business segments.

         During the second quarter of 2001, $31 ($20 after-tax or $0.31 per share) was recorded in connection with the Company’s announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce. The $31 charge includes severance and other employee-related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

         During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio and recorded reorganization and other charges of $5 ($4 after-tax or $0.07 per share) in the Acetyls segment. These charges included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001.

Note 6 – Earnings per Share

         The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                               ---------------------------  --------------------------
                                                                  2002           2001          2002           2001
                                                               ------------   ------------  ------------   -----------
Weighted-average common stock outstanding - basic...........    63,546,434     63,517,778     63,511,461    63,513,678
Options.....................................................       120,807              -              -             -
Restricted shares...........................................        85,081              -              -             -
Shares held by employee benefit plan trusts.................       224,170              -              -             -
                                                              ------------   ------------  -------------  ------------
Weighted-average common stock outstanding - diluted.........    63,976,492     63,517,778     63,511,461    63,513,678
                                                              ============   ============  =============  ============

         The calculation of diluted earnings per share for the six months ended June 30, 2002 does not include 106,623 options to purchase common stock, 84,759 restricted shares issued under a Company incentive plan, and 224,170 shares held by certain of the Company’s employee benefit plan trusts. The calculation of diluted earnings per share for the three months and six months ended June 30, 2001 does not include 30 and 1,629 options to purchase common stock, respectively, and 297,183 and 299,423 restricted shares issued under a Company incentive plan, respectively. The effect of including these options and shares would be antidilutive.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 7 – Comprehensive Loss

         The following table sets forth the components of Other comprehensive income (loss) and Total comprehensive income (loss):

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                      ---------------------------  --------------------------
                                                                         2002           2001          2002           2001
                                                                      ------------   ------------  ------------   -----------
Net income (loss)...................................................  $         1    $       (23)  $      (335)   $      (39)
Other comprehensive income (loss)
   Net (losses) gains on derivative financial instruments...........           (3)            (4)            2           (10)
    Minimum pension liability adjustment............................            -              -             1             -
    Currency translation adjustment.................................           25              1            24           (26)
                                                                      ------------   ------------  ------------   -----------
Total comprehensive income (loss)...................................  $        23    $       (26)  $      (308)   $      (75)
                                                                      ============   ============  ============   ===========

Note 8 – Long-Term Debt and Credit Arrangements

         In 2001, Millennium America Inc. (“Millennium America”), a wholly owned indirect subsidiary of the Company, entered into a five-year Credit Agreement (the “Credit Agreement”) and issued $275 of seven-year 9.25% Senior Notes due June 15, 2008 (the “9.25% Senior Notes”). The Credit Agreement includes a revolving credit portion with total availability of $175 (the “Revolving Loans”), and a term loan portion (the “Term Loans”). The Company and Millennium America guarantee the obligations under the Credit Agreement.

         On June 26, 2002, the Company received approximately $102.5 in gross proceeds ($100 in net proceeds) from the completion of an offering of $100 additional principal amount of the 9.25% Senior Notes. The gross proceeds of the offering were used to repay all outstanding borrowings under the Company’s Revolving Loans and to repay $65 outstanding under the Term Loans.

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

         The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 7.75 to 1.00 for the second quarter of 2002, 8.25 to 1.00 for the third quarter of 2002, 7.25 to 1.00 for the fourth quarter of 2002, 5.75 to 1.00 for the first quarter of 2003, 4.75 to 1.00 for the second quarter of 2003, 4.50 to 1.00 for the third and fourth quarters of 2003, and 4.00 to 1.00 for January 1, 2004 and thereafter, and an Interest Coverage Ratio of no less than 1.60 to 1.00 for the second and third quarters of 2002, 1.90 to 1.00 for the fourth quarter of 2002, 2.25 to 1.00 for the first quarter of 2003, 2.50 to 1.00 for the second, third and fourth quarters of 2003, and 3.00 to 1.00 for January 1, 2004 and thereafter. The Company was in compliance with these amended covenants at June 30, 2002. Compliance with these covenants is monitored frequently in order to assess the likelihood of such compliance. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 8 – Long-Term Debt and Credit Arrangements – Continued

transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; (x) increase the amount of the $750 indemnity by Millennium America related to certain Equistar long-term debt (as described below in this note); and (xi) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and, (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

         The Company had $11 outstanding (no outstanding borrowings and outstanding letters of credit of $11) under the Revolving Loans and, accordingly, had $164 of unused availability under such facility at June 30, 2002. In addition, the Company had $50 outstanding under the Term Loans at June 30, 2002. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $17 at June 30, 2002. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $45 at June 30, 2002.

         Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures”) that are guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America. Any reduction in Consolidated Net Tangible Assets below $1,500 would reduce the Company’s availability under the Revolving Loans.

         The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions; (iv) repurchase capital stock; (v) make other restricted payments including, without limitation, investments; (vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and, (xii) enter into sale/leaseback transactions. The restrictions discussed above on the Company’s ability to (i) pay dividends or make distributions on its common stock; (ii) repurchase capital stock; or, (iii) make other restricted payments including certain types of investments are dependent in part on the Company earning sufficient profit from wholly owned businesses and/or receiving cash distributions from Equistar. As of August 14, 2002, the amount of such future restricted payments the Company is permitted to make is approximately $34 before taking into account the common stock dividend declared for the third quarter of 2002. In addition, the indenture governing the Company’s 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company’s ability to incur additional indebtedness and the Company’s ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited. However, if the 9.25% Senior Notes receive credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 8 – Long-Term Debt and Credit Arrangements – Continued

         At June 30, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

         Millennium America has entered into an indemnity agreement with Equistar pursuant to which Millennium America may be required to contribute to Equistar an amount equal to up to the lesser of $750 or the sum of the principal amount outstanding under the term loan portion of Equistar’s credit facility (not to exceed $275) and Equistar’s 10.125% Senior Notes due 2008 (not to exceed $475), in each case together with interest. However, pursuant to the terms of this indemnity agreement, Millennium is only required to pay this amount to Equistar if the lenders under such credit facility or the holders of such Senior Notes have not been able to obtain payment after pursuing and exhausting all their remedies against Equistar, including the liquidation of Equistar’s assets. The indemnity expressly does not create any right in favor of such lenders or such holders or any person other than Millennium America, Equistar and the partners in Equistar. The indemnity may be amended or terminated at any time by the agreement of the partners in Equistar without the consent of the lenders under such credit facility or the holders of such Senior Notes. The indemnity agreement replaced a prior guarantee by Millennium America of up to $750 of Equistar’s debt. Pursuant to an agreement among the partners in Equistar, this indemnity will terminate upon the closing of the purchase by Lyondell of Occidental’s interest in Equistar. For additional information, see Note 12.

         If the purchase by Lyondell of Occidental’s interest in Equistar does not occur, the indemnity will remain in effect indefinitely, but at any time after December 31, 2004 Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity if certain conditions are met including financial ratios and covenants relating to Equistar. In addition, Millennium America may, without the consent of the other partners in Equistar, elect to terminate the indemnity in the event the Company sells its interests in the subsidiaries that directly hold the partnership interests of Equistar or if those subsidiaries sell their interests in Equistar, provided a financial condition relating to Equistar is met.

Note 9 – Derivative Instruments and Hedging Activities

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

         Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of June 30, 2002, these contracts had expiration dates within the next twelve months.

         The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net gains included in Selling, development and administrative expense, which offset a similar amount of losses from foreign currency denominated trade receivables and payables, also included in Selling, development and administrative expense, were $5 and $7 in the three months and six months ended June 30, 2002, respectively.

         In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income (“OCI”) until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. During the three months and six months ended June 30, 2002, net gains on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 9 – Derivative Instruments and Hedging Activities - Continued

underlying transaction being hedged were $3 and $3, respectively. Hedge ineffectiveness had no significant impact on earnings for the first six months of 2002. No forward exchange contract cash flow hedges were discontinued during the first six months of 2002. The Company estimates that approximately $1 of net losses on foreign currency cash flow hedges included in OCI at June 30, 2002 will be reclassified to earnings during the next twelve months.

         Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with various terms. As of June 30, 2002, these swaps had expiration dates no later than January 2004. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During the three months and six months ended June 30, 2002, net losses on commodity swaps designated as cash flow hedges of $1 and $3, respectively, were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for the first six months of 2002. No commodity swap cash flow hedges were discontinued in the first six months of 2002. The Company estimates that approximately $4 of net losses on commodity swaps included in OCI at June 30, 2002 will be reclassified to earnings during the next twelve months.

         Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. During the six months ended June 30, 2002, the Company entered into interest-rate swap agreements with a notional amount of $375, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of the Company’s interest rate swap agreements was approximately $5 at June 30, 2002. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. All existing fair value hedges are completely effective; therefore, there is no impact to earnings due to hedge ineffectiveness. In July 2002, the Company terminated all of these interest rate swap agreements. Proceeds received upon termination were approximately $12. Gains on these interest rate swaps accumulated prior to the Company’s termination of these hedges of approximately $12 will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged by these interest rate swaps.

Note 10 – Commitments and Contingencies

         Legal and Environmental: The Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company’s current and former subsidiaries, cases alleging historic premises-based exposure to asbestos-containing materials at various worksites and, as set forth in more detail below, cases alleging personal injury, property damage and remediation costs associated with use of lead in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. In addition, the Company may be subject to potential unknown liabilities associated with its present and former operations, including tax liabilities and environmental liabilities, arising from the operations of its predecessors and prior owners or operators of its sites or operations for which it may be responsible.

         Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and The State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. These legal proceedings are in various pre-trial stages. A trial date has been set for September 2002 in the first phase of a proposed multi-phase trial in the Rhode Island proceeding, at which the issue will be whether lead pigment in paint on Rhode Island buildings is a public nuisance. The Company believes it has valid defenses to all these proceedings and is vigorously defending them. However, litigation is

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 10 – Commitments and Contingencies - Continued

inherently subject to many uncertainties. There can be no assurance that additional lead pigment and lead-based paint litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company, its subsidiaries and other defendants and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company’s current subsidiary, alleged predecessor companies and other defendants have been successful. Due to the uncertainties involved, the Company is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation against the Company or its subsidiaries. In addition, management cannot reasonably determine the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any costs that may be incurred or potential liabilities that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         On January 16, 2002, Slidell Inc. (“Slidell”) filed a lawsuit in the United States District Court for the District of Minnesota, against Millennium Inorganic Chemicals Inc., a wholly owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

         On August 6, 2002, the Company and Celanese AG announced that they had reached an out-of-court settlement of the previously disclosed patent suit by Celanese AG against Millennium Petrochemicals Inc. The terms of the settlement, which are confidential, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         Certain Company subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company’s subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency (“EPA”) or similar state lists. The Company has estimated its individual exposure at these sites to be between twenty-five thousand dollars and $29. One potentially significant site at which a Company subsidiary is a PRP concerns alleged polychlorinated biphenyl contamination of a section of the Kalamazoo River in Michigan. In October 2000, the Kalamazoo River Study Group, of which the Company’s subsidiary is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study that evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total cost for all parties of approximately $73. The Company has accrued for its estimated share of costs for this matter. The EPA has now taken over from the State as lead agency at the site. In July 2002, the State submitted comments to the EPA on the Draft Remedial Investigation and Draft Feasibility Study.

         The Company believes that the reasonably probable and estimable range of potential liability for all legal and environmental proceedings, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 and $90 and has accrued $82 as of June 30, 2002. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 11 – Operations by Business Segment

         The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide (“TiO2”) and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs for certain former employees and certain other expenses, are reflected as Other. The following is a summary of the Company’s operations by business segment:

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                              -------------  ------------   ------------   ------------
Net sales
   Titanium Dioxide and Related Products...................   $        300   $       298    $       562    $       617
   Acetyls.................................................             83            98            148            197
   Specialty Chemicals.....................................             22            23             46             49
                                                              -------------  ------------   ------------   ------------
     Total.................................................   $        405   $       419    $       756    $       863
                                                              =============  ============   ============   ============

Operating income (loss) (1)
   Titanium Dioxide and Related Products...................   $         14   $       (10)   $        25    $        18
   Acetyls.................................................              4             5             (3)            (3)
   Specialty Chemicals.....................................              2             3              6              7
   Other...................................................              3             -              6              1
                                                              -------------  ------------   ------------   ------------
     Total.................................................   $         23   $        (2)   $        34    $        23
                                                              =============  ============   ============   ============

Depreciation and amortization (2)
   Titanium Dioxide and Related Products...................   $         20   $        20    $        40    $        41
   Acetyls.................................................              3             5              6             10
   Specialty Chemicals.....................................              2             2              4              4
                                                              -------------  ------------   ------------   ------------
     Total.................................................   $         25   $        27    $        50    $        55
                                                              =============  ============   ============   ============

Capital expenditures
   Titanium Dioxide and Related Products...................   $         11   $        26    $        23    $        49
   Acetyls.................................................              -             3              -              5
   Specialty Chemicals.....................................              1             1              2              2
   Other...................................................              -             3              -              5
                                                              -------------  ------------   ------------   ------------
     Total.................................................   $         12   $        33    $        25    $        61
                                                              =============  ============   ============   ============

(1)	Includes $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years in the three months and six months ended June 30, 2002, and non-recurring reorganization and plant closure charges of $31 and $36 and goodwill amortization of $3 and $6 for the three months and six months ended June 30, 2001, respectively.
(2)	Includes goodwill amortization of $3 and $6 for the three months and six months ended June 30, 2001, respectively.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 11 – Operations by Business Segment - Continued

                                                               June 30,       December 31,
                                                                 2002             2001
                                                             --------------  ---------------
Goodwill
   Titanium Dioxide and Related Products...................  $          55   $           55
   Acetyls.................................................             48              323
                                                             --------------  ---------------
       Total...............................................  $         103   $          378
                                                             ==============  ===============

Note 12 – Information on Equistar

         The following is summarized financial information for Equistar:

                                                                 June 30,      December 31,
                                                                   2002            2001
                                                              --------------  ---------------
Current assets.............................................   $       1,188   $        1,226
Noncurrent assets..........................................           3,962            5,082
                                                              --------------  ---------------
   Total assets............................................   $       5,150   $        6,308
                                                              ==============  ===============

Current liabilities........................................   $         602   $          661
Noncurrent liabilities.....................................           2,518            2,410
Partners' capital..........................................           2,030            3,237
                                                              --------------  ---------------
    Total liabilities and partners' capital................   $       5,150   $        6,308
                                                              ==============  ===============

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002           2001           2002           2001
                                                              -------------  ------------   ------------   ------------
Net sales..................................................   $      1,462   $     1,600    $     2,598    $     3,373
Operating income (loss)....................................             22            14            (53)           (22)
Loss before cumulative effect of accounting change.........            (28)          (30)          (154)          (107)
Cumulative effect of accounting change.....................              -             -         (1,053)             -
Net loss...................................................            (28)          (30)        (1,207)          (107)

         Certain of the Company’s Selling, development and administrative (“S,D&A”) costs that are associated with its investment in Equistar are included in Equity in loss of Equistar on the Company’s Consolidated Statements of Operations. S,D&A costs included therein were $2 and $4, respectively, for the three months and six months ended June 30, 2002 and $1 and $3, respectively, for the three months and six months ended June 30, 2001.

         The Company recorded $30 related to its share of Equistar’s write-down of goodwill during the three months ended March 31, 2002. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

         On January 31, 2001, Lyondell and Occidental announced that they agreed in principle on a proposed transaction whereby Occidental would sell its 29.5% equity interest in Equistar to Lyondell. Lyondell and Occidental subsequently announced that they had entered into a definitive agreement for this transaction on July 8, 2002. The value of this transaction is based on facts and circumstances significantly different from those surrounding the Company’s interest in Equistar and therefore such value cannot be viewed to represent similar value for the Company’s investment in Equistar. The closing of the transaction, which is expected to occur by September 1, 2002, is subject to certain conditions, including approval by Lyondell’s shareholders. There can be no assurance that the proposed transaction will be completed. The Company has evaluated the carrying value of its investment in Equistar at June 30, 2002 using assumptions that anticipate a long-term holding value for the Equistar investment

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 12 – Information on Equistar - Continued

based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. The carrying value of the Company’s investment in Equistar at June 30, 2002 was $602.

Note 13 – Supplemental Financial Information

         Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7.00% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7.00% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at June 30, 2002 and December 31, 2001, the Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2002 and 2001, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2002 and 2001, are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders’ equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information - Continued

                                                                                                     Millennium
Condensed Consolidating Balance Sheets   Millennium     Millennium                                 Chemicals Inc.
                                          America       Chemicals     Non-Guarantor                     and
                                            Inc.           Inc.        Subsidiaries  Eliminations   Subsidiaries
                                       -------------  -------------   -------------  ------------ -----------------
June 30, 2002
--------------
               ASSETS
Inventories..........................  $          -   $         -  $          330   $          -  $          330
Other current assets.................            37             1             384              -             422
Property, plant and equipment, net...             -             -             869              -             869
Investment in Equistar...............             -             -             602              -             602
Investment in subsidiaries...........           741           665               -         (1,406)              -
Other assets.........................            18             -             331              -             349
Goodwill.............................             -             -             103              -             103
Due from parent and affiliates, net..           585             -               -           (585)              -
                                       -------------  ------------ ---------------  ------------- ---------------
   Total assets......................  $      1,381   $       666  $        2,619   $     (1,991) $        2,675
                                       =============  ============ ===============  ============= ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt.  $          3   $         -  $           10   $          -  $           13
Other current liabilities............             8             -             353              -             361
Long-term debt.......................         1,179             -              17              -           1,196
Other liabilities....................             -             9             522              -             531
Due to parent and affiliates, net....             -           102             483           (585)              -
                                       -------------  ------------ ---------------  ------------- ---------------
   Total liabilities.................         1,190           111           1,385           (585)          2,101
Minority interest....................             -             -              19              -              19
Shareholders' equity.................           191           555           1,215         (1,406)            555
                                       -------------  ------------ ---------------  ------------- ---------------
   Total liabilities and
     shareholders' equity............  $      1,381   $       666  $        2,619   $     (1,991) $        2,675
                                       =============  ============ ===============  ============= ===============
December 31, 2001
-----------------
               ASSETS
Inventories..........................  $          -   $         -  $          370   $          -  $          370
Other current assets.................             6             -             384              -             390
Property, plant and equipment, net...             -             -             880              -             880
Investment in Equistar...............             -             -             677              -             677
Investment in subsidiaries...........         1,061           968               -         (2,029)              -
Other assets.........................            13             -             296              -             309
Goodwill.............................             -             -             378              -             378
Due from parent and affiliates, net..           590             -               -           (590)              -
                                       -------------  ------------ ---------------  ------------- ---------------
   Total assets......................  $      1,670   $       968  $        2,985   $     (2,619) $        3,004
                                       =============  ============ ===============  ============= ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt.  $          3   $         -  $            8   $          -  $           11
Other current liabilities............             8             -             364              -             372
Long-term debt.......................         1,156             -              16              -           1,172
Other liabilities....................             -             1             549              -             550
Due to parent and affiliates, net....             -            89             501           (590)              -
                                       -------------  ------------ ---------------  ------------- ---------------
   Total liabilities.................         1,167            90           1,438           (590)          2,105
Minority interest....................             -             -              21              -              21
Shareholders' equity.................           503           878           1,526         (2,029)            878
                                       -------------  ------------ ---------------  ------------- ---------------
   Total liabilities and
     shareholders' equity............  $      1,670   $       968  $        2,985   $     (2,619) $        3,004
                                       =============  ============ ===============  ============= ===============

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information – Continued

Condensed Consolidating                                                                             Millennium
Statements of Operations         Millennium       Millennium      Non-Guarantor                    Chemicals Inc.
                                America Inc.    Chemicals Inc.    Subsidiaries     Eliminations   and Subsidiaries
                                -------------   ---------------  ----------------  -------------- -----------------
Three Months Ended
June 30, 2002
-------------
Net sales.....................  $          -    $            -   $           405   $           -  $           405
Cost of products sold.........             -                 -               336               -              336
Depreciation and amortization.             -                 -                25               -               25
Selling, development and
   administrative expense.....             -                 -                21               -               21
                                -------------   ---------------  ----------------  -------------- -----------------
   Operating income...........             -                 -                23               -               23
Interest expense, net.........           (20)                -                (1)              -              (21)
Intercompany interest income
   (expense), net.............            26                (2)              (24)              -                -
Equity in loss of Equistar....             -                 -               (10)              -              (10)
Equity in (loss) earnings of
   subsidiaries...............           (13)                2                 -              11                -
Income taxes..................            (2)                1                10               -                9
                                -------------   --------------   ---------------  ----------------  --------------
   Net (loss) income..........  $         (9)   $            1   $            (2)  $          11  $             1
                                =============   ===============  ================  ============== ================

Three Months Ended
June 30, 2001
--------------
Net sales.....................  $          -    $            -   $           419   $           -  $           419
Cost of products sold.........             -                 -               328               -              328
Depreciation and amortization.             -                 -                27               -               27
Selling, development and
   administrative expense.....             -                 -                35               -               35
Reorganization and plant
   closure charges............             -                 -                31               -               31
                                -------------   ---------------  ----------------  -------------- ----------------
   Operating loss                          -                 -                (2)              -               (2)
Interest expense, net.........           (20)                -                (2)              -              (22)
Intercompany interest income
   (expense), net.............            27                (2)              (25)              -                -
Equity in loss of Equistar....             -                 -               (10)              -              (10)
Equity in loss of
   subsidiaries...............           (46)              (23)                -              69                -
Other income (expense), net...             -                 1                (2)              -               (1)
Income taxes..................            (3)                1                14                               12
                                -------------   ---------------  ----------------  -------------- ----------------
   Net loss ..................  $        (42)   $          (23)  $           (27)  $          69  $           (23)
                                =============   ===============  ================  ============== ================

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information – Continued

                                                                                                  Millennium
Condensed Consolidating                                                                          Chemicals Inc.
Statements of Operations         Millennium      Millennium     Non-Guarantor                          and
                                America Inc.   Chemicals Inc.   Subsidiaries     Eliminations     Subsidiaries
                                -------------  --------------- ----------------  --------------  ----------------
Six Months Ended
June 30, 2002
-------------
Net sales.....................  $          -   $            -  $           756   $           -   $        756
Cost of products sold.........             -                -              628               -            628
Depreciation and amortization.             -                -               50               -             50
Selling, development and
   administrative expense.....             -                -               44               -             44
                                -------------  --------------- ----------------  --------------  ----------------
   Operating income...........             -                -               34               -             34
Interest expense, net.........           (42)               -                -               -            (42)
Intercompany interest income
   (expense), net.............            53               (3)             (50)              -              -
Equity in loss of Equistar....             -                -              (49)              -            (49)
Equity in loss of
   subsidiaries...............          (358)            (333)               -             691              -
Other expense, net............             -                -               (2)              -             (2)
Income taxes..................            (4)               1               32               -             29
Cumulative effect of
   accounting change..........             -                -             (305)              -           (305)
                                -------------  ---------------  --------------- ----------------  --------------
   Net loss...................  $       (351)  $         (335) $          (340)  $         691   $       (335)
                                =============  =============== ================  ==============  ===============

Six Months Ended
June 30, 2001
--------------
Net sales.....................  $          -   $            -  $           863   $           -   $        863
Cost of products sold.........             -                -              671               -            671
Depreciation and amortization.             -                -               55               -             55
Selling, development and
   administrative expense.....             -                -               78               -             78
Reorganization and plant
   closure charges............             -                -               36               -             36
                                -------------  --------------- ----------------  --------------  ----------------
   Operating income...........             -                -               23               -             23
Interest expense, net.........           (40)               -               (2)              -            (42)
Intercompany interest income
   (expense), net.............            54               (2)             (52)              -              -
Equity in loss of Equistar....             -                -              (35)              -            (35)
Equity in loss of
   subsidiaries...............           (74)             (38)               -             112              -
Other expense, net............             -                -               (3)              -             (3)
Income taxes..................            (5)               1               22               -             18
                                -------------  --------------- ----------------  --------------  ----------------
   Net loss...................  $        (65)  $          (39) $           (47)  $         112   $        (39)
                                =============  =============== ================  ==============  ================

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information – Continued

                                                                                                             Millennium
Condensed Consolidating                                                                                     Chemicals Inc.
Statements of Cash Flows                   Millennium       Millennium     Non-Guarantor                        and
                                          America Inc.    Chemicals Inc.   Subsidiaries    Eliminations     Subsidiaries
                                         ---------------  ---------------- --------------  --------------  ---------------
Six Months Ended
June 30, 2002
-------------
Cash flows from operating activities..   $            4   $             6  $           4   $           -   $           14
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash flows from investing activities
  Capital expenditures................                -                 -            (25)              -              (25)
                                         ---------------  ---------------- --------------  --------------  ---------------
    Cash used in investing activities.                -                 -            (25)              -              (25)
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash flows from financing activities
  Dividends to shareholders...........                -                (9)             -               -               (9)
  Proceeds from long-term debt........              245                 -              9               -              254
  Repayment of long-term debt. .......             (228)                -             (3)              -             (231)
  Intercompany........................                7                 4            (11)              -                -
  Increase in notes payable...........                -                 -              4               -                4
                                         ---------------  ---------------- --------------  --------------  ---------------
    Cash provided by (used in)
        financing activities..........               24                (5)            (1)              -               18
                                         ---------------  ---------------- --------------  --------------  ---------------
Effect of exchange rate changes on
    cash..............................                -                 -              1               -                1
                                         ---------------  ---------------- --------------  --------------  ---------------
Increase (decrease) in cash and cash
    equivalents.......................               28                 1            (21)              -                8
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash and cash equivalents at
    beginning of year.................                5                 -            109               -              114
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash and cash equivalents at end of
    period............................   $           33   $             1  $          88   $           -   $          122
                                         ===============  ================ ==============  ==============  ===============

Six Months Ended
June 30, 2001
--------------
Cash flows from operating activities..   $            -   $             -  $           6   $           -   $            6
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash flows from investing activities
  Capital expenditures................                -                 -            (61)              -              (61)
  Proceeds from sales of property,
   plant & equipment..................                -                 -              2               -                2
                                         ---------------  ---------------- --------------  --------------  ---------------
    Cash used in investing activities.                -                 -            (59)              -              (59)
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash flows from financing activities
  Dividends to shareholders...........                -               (17)             -               -              (17)
  Proceeds from long-term debt........              680                 -             36               -              716
  Repayment of long-term debt. .......             (584)                -            (60)              -             (644)
  Intercompany........................              (76)               17             59               -                -
  Decrease in notes payable. .........              (17)                -            (22)              -              (39)
                                         ---------------  ---------------- --------------  --------------  ---------------
    Cash provided by financing
       activities.....................                3                 -             13              -                16
                                         ---------------  ---------------- --------------  --------------  ---------------
Effect of exchange rate changes on
    cash..............................                -                 -             (3)              -               (3)
                                         ---------------  ---------------- --------------  --------------  ---------------
Increase (decrease) in cash and
    cash equivalents..................                3                 -            (43)              -              (40)
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash and cash equivalents at
    beginning of year.................                -                 -            107               -              107
                                         ---------------  ---------------- --------------  --------------  ---------------
Cash and cash equivalents at end of
    period............................   $            3   $             -  $          64   $           -   $           67
                                         ===============  ================ ==============  ==============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs for certain former employees and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

         The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in the “Disclosure Concerning Forward-Looking Statements” on Pages 2 and 3 of this Quarterly Report.

Results of Consolidated Operations

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                              ---------------------------    ----------------------------
                                                                  2002          2001            2002           2001
                                                              -------------  ------------    -----------   --------------
                                                                             (Millions, except share data)
Net sales..................................................   $        405   $       419     $      756    $         863
Operating income (loss)....................................             23 (1)        (2)(2)         34 (1)           23 (2)
Equity in loss of Equistar.................................            (10)          (10)(3)        (49)             (35)(3)
Income (loss) before cumulative effect of accounting
   change..................................................              1           (23)           (30)             (39)
Net income (loss)..........................................              1           (23)          (335)             (39)
Basic and diluted income (loss) per share
   Before cumulative effect of accounting change...........           0.01         (0.37)         (0.48)           (0.61)
   After cumulative effect of accounting change............           0.01         (0.37)         (5.28)           (0.61)

(1)	Includes $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.
(2)	Includes $31 and $36 of reorganization and plant closure charges and $3 and $6 of goodwill amortization for the three months and six months ended June 30, 2001, respectively. Goodwill amortization was eliminated due to the adoption of SFAS No. 142 on January 1, 2002.
(3)	Includes $3 and $5 of Equistar goodwill amortization for the three months and six months ended June 30, 2001, respectively. Goodwill amortization was eliminated due to the adoption of SFAS No. 142 on January 1, 2002.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         The Company reported second quarter 2002 net income of $1 million versus a net loss of $23 million in the second quarter of 2001, while operating income was $23 million compared to an operating loss of $2 million in the prior year period. Excluding prior year reorganization and plant closure charges of $31 million and amortization of the Company’s goodwill of $3 million, the Company’s second quarter 2002 operating income decreased by $9 million from the second quarter of 2001. Excluding prior year reorganization and plant closure charges of $20 million after-tax and the Company’s and Equistar’s combined goodwill amortization of $6 million, the Company’s net income decreased by $2 million from the second quarter of 2001. Excluding these charges described above, operating income in the second quarter of 2002 was lower in all three operating business segments compared to the prior year quarter, but trended upward in both the Titanium Dioxide and Related Products and Acetyls business segments compared to the first quarter of 2002. Although lower than the prior year, second quarter operating income increased by $12 million over the first quarter of 2002, primarily in the Acetyls business segment, reflecting some improvement in the difficult economic and business conditions of the Company’s wholly owned businesses, as well as the expiration of unfavorable natural gas fixed-price purchase contracts at the end of the first quarter of 2002. During the second quarter of 2002, the Company reported a year-to-date adjustment to increase its estimated effective income tax rate from 40% to 50%, which had the effect of increasing Benefit from income taxes and net income during the second quarter of 2002 by approximately $5 million.

         Net sales for the three months ended June 30, 2002 decreased $14 million or 3% from the same period of 2001 primarily due to lower selling prices in the Titanium Dioxide and Related Products and Acetyls business segments. Prices for many of the Company’s products remained at depressed levels during the second quarter of 2002, although TiO2 and Acetyls prices increased at the end of the quarter, as June prices were higher than the quarterly average. The Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during the first and second quarters of 2002 had some impact on second quarter actual prices, but since contracts with most of the Company’s large-volume TiO2 customers include periods of price protection and because only a portion of the Company’s Acetyls price increases were effective during the second quarter of 2002, the benefits of announced price increases are expected to be gradually realized by the Company in the third and fourth quarters of 2002. The success and timing of these price increases will depend upon the continuation of the pattern of firm end-user demand experienced in the first six months.

         Both manufacturing and selling, development and administrative (“S,D&A”) costs were significantly lower in the second quarter of 2002 as compared with the same period of 2001. Manufacturing costs in 2002 were lower due to productivity and reliability improvements, lower cost of natural gas, and the realization of benefits from the Company’s cost-saving initiatives, including the idling of its high-cost sulfate-process TiO2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. Natural gas market prices in the second quarter of 2002 were lower than prices under fixed-price purchase contracts that were in effect for the Acetyls business segment during the second quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second quarter of 2002. S,D&A costs were down $14 million or 40% from the prior year quarter. The significant reduction in S,D&A costs was achieved primarily through the Company’s cost-reduction initiatives, which included benefits from the Company’s 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel, and various other cost reductions, as well as a $5 million adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         The Company’s net loss in the first six months of 2002 of $30 million before the cumulative effect of the change in accounting for goodwill reflected the difficult economic and business conditions in the Company’s wholly owned businesses and Equistar’s business. Excluding one-time reorganization and plant closure charges of $36 million ($24 million after-tax) in the first six months of 2001, operating income was lower in all three operating business segments compared to the prior year period. The Company’s share of Equistar’s loss was $49 million in the first six months of 2002, up by $14 million or 40% from $35 million in the first six months of 2001.

         The Company and Equistar adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but must be tested for impairment at least annually at the reporting unit level. Operating income for the first six months of 2001 included $6 million of goodwill amortization expense. The Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of an accounting change. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639 million.

         Net sales for the six months ended June 30, 2002 decreased $107 million or 12% from the same period of 2001, primarily due to lower selling prices in the Titanium Dioxide and Related Products and Acetyls business segments. Prices for many of the Company’s products remained at depressed levels during the first half of 2002, although TiO2 and Acetyls prices increased at the end of the period. The Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during the first and second quarters of 2002 had some impact on year-to-date actual prices, but since contracts with most of the Company’s large-volume TiO2 customers include periods of price protection and because only a portion of the Company’s Acetyls price increases were effective during the second quarter of 2002, the benefits of these announced price increases are expected to be gradually realized by the Company in the third and fourth quarters of 2002. The success and timing of these price increases will depend upon the continuation of the pattern of firm end-user demand experienced in the first six months.

         Both manufacturing and S,D&A costs decreased significantly in the first six months of 2002 as compared with the same period of 2001. Manufacturing costs in 2002 were lower due to productivity and reliability improvements, lower cost of natural gas, and the realization of benefits from the Company’s cost-saving initiatives, including the idling of its high-cost sulfate-process TiO2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. The Company did not enjoy the full benefit of lower natural gas prices in the first six months of 2002, as unfavorable natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 remained in effect through the end of the first quarter of 2002, negatively impacting natural gas purchase costs by approximately $7 million. Those contracts expired at the end of the first quarter of 2002. Market prices for natural gas in the second quarter of 2002 were lower than the fixed prices under the purchase contracts in effect during the second quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second quarter of 2002. S,D&A costs in the first six months of 2002 were lower than the prior year by $34 million or 44%. The significant reduction in S,D&A costs was achieved primarily through the Company’s cost-reduction initiatives, which included benefits from the Company’s 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel, and various other cost reductions, as well as a $5 million adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Outlook for 2002

         Solid demand for Millennium’s products in most markets is supporting price increases and continued improvement in operating results is expected for Millennium’s wholly owned businesses in the second half of 2002, as previously-announced price increases are realized. The success and timing of these price increases will depend upon the continuation of the pattern of firm end-user demand experienced in the first six months. Sustaining benefits from cost containment and reduction programs remains a priority; however, higher employee incentive pay costs are expected in the second half of 2002, based on the expected improvement in operating results discussed below. Interest expense for the second half of the year is anticipated to be at a similar level to that experienced in the first half, absent any significant change in short-term interest rates.

         Overall, operating results should continue to improve in the third quarter over the second quarter. TiO2 sales volume is expected to continue to be robust but seasonally lower, and price increases gradually obtained during the second quarter will be in effect for the full third quarter. Additionally, TiO2 operating rates are expected to increase in the second half of 2002 due to continuing firm demand and anticipated inventory building from current levels. In the Acetyls segment, third quarter results should continue to improve as announced price increases are realized. The level of natural gas prices is critical to Acetyls business segment profitability in 2002. Natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001, which depressed first quarter results, expired at the end of the first quarter of 2002 and the Acetyls segment operating profit has been favorably impacted by lower natural gas prices beginning in the second quarter of 2002. Key raw material costs, including costs for natural gas and ethylene, are expected to be relatively stable throughout the third quarter. However, if natural gas prices increase, the Acetyls segment operating profit would be adversely affected if the Company cannot pass those price increases on to its customers. Third quarter operating results in the Specialty Chemicals segment are expected to be similar to the results in the second quarter of 2002.

         Equistar’s third quarter 2002 operating results will largely depend on the strength of the economy. The near-term volatility of product markets as well as the energy market are difficult to forecast. Polymer and co-product prices are expected to provide some momentum for the third quarter 2002, as market support has continued going into the period. Industry operating rates have improved, but oversupply exists and the industry remains vulnerable to any sudden increases in raw material costs or to a fall-off in economic activity. While Equistar is optimistic that the global economic recovery will continue, it also believes that it is prudent to remain cautious. Equistar is well positioned financially should there be disruptions or delays in the economic recovery.

Segment Analysis

         Segment discussions highlight profitability trends of the Company’s businesses exclusive of reorganization and plant closure charges and the effect of the elimination of goodwill amortization in accordance with SFAS No. 142.

Titanium Dioxide and Related Products

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                              -------------  ------------   ------------   ------------
                                                                                     (Millions)
Net sales..................................................   $        300   $       298    $       562    $       617
Operating income (loss)....................................             14           (10)            25             18
Operating income excluding reorganization and plant
   closure charges and goodwill amortization...............             14            20             25             49

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Operating income for the second quarter of 2002 declined by $6 million or 30% from the same quarter last year, excluding reorganization and plant closure charges and goodwill amortization, primarily due to significantly lower sales prices. Favorable effects of higher sales volume and lower manufacturing and S,D&A costs during the quarter were more than offset by the impact of lower sales prices.

         Sales revenue in the second quarter of 2002 increased by $2 million or 1% versus the prior year due to higher sales volume offset by lower average selling prices. The second quarter average TiO2 selling price was 11% below the prior year in US dollar terms and 12% lower in local currencies. Continued competitive pricing and depressed economic conditions held prices below second quarter 2001 levels in all major TiO2 markets and in all major geographic regions of the world. Millennium and most producers announced a second global price increase to begin taking effect in the third quarter of 2002. TiO2 prices in the month of June were higher than the first quarter 2002 average, indicating that the Company’s previously-announced TiO2 price increases are beginning to restore margins, which had become unacceptably poor after more than a year of price decreases in all world markets. The success and timing of these price increases will depend upon the continuation of the pattern of firm end-user demand experienced in the first six months. TiO2 sales volume during the second quarter was 12% higher than the prior year. Sales volume was up in North America, and up substantially in Asia/Pacific and Europe, but down in Central and South America as that region’s economy continues to suffer. Plastics volume increased significantly compared to the same quarter last year.

         TiO2 cost of sales per metric ton was 4% lower than the prior year quarter. Productivity and reliability improvements, cost-cutting initiatives, and higher fixed cost absorption due to increased production were partially offset by the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar. In addition, the idling of the high-cost Hawkins Point, Maryland sulfate-process plant, which was still in operation in the second quarter of 2001, had a favorable impact on manufacturing costs compared to the prior year. The overall operating rate of the Company’s TiO2 plants in the second quarter of 2002 was 88%, up from 85% (including the idled sulfate-process plant) in the same period last year.

         S,D&A expenses were lower by $8 million or 28% compared to the prior year quarter. The reduction in S,D&A costs was due primarily to foreign currency transaction gains in the current year compared to foreign currency transaction losses in the prior year and the Company’s cost-reduction initiatives, which included benefits from the Company’s 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel, and various other cost reductions.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Operating income in the first six months of 2002 declined by $24 million or 49% from the same period last year, excluding reorganization and plant closure charges and goodwill amortization, primarily due to significantly lower sales prices, partially offset by higher sales volume and lower manufacturing and S,D&A costs.

         Sales revenue in the first half of 2002 was $55 million or 9% below the prior year due to lower average selling prices partially offset by higher sales volume. In 2002, the average TiO2 selling price for the six month period was 13% below the prior year both in US dollar terms and in local currencies. Continued competitive pricing and depressed economic conditions held prices below 2001 levels in all major TiO2 markets and in all major geographic regions of the world. Millennium and most major producers announced two global price increases during the first six months of 2002. A majority of the first price increase is being realized in the third quarter of 2002. TiO2 prices in the second quarter of 2002 and in the month of June were higher than the first quarter 2002 average, indicating that the Company’s announced TiO2 price increases are beginning to restore margins, which had become unacceptably poor after more than a year of price decreases in all world markets. The success and timing of these price increases will depend upon the continuation of the pattern of firm end-user demand experienced in the first six months.

         During the first six months of 2002, TiO2 sales volume was 5% higher than the prior year. Sales volume was up in Asia/Pacific and in Europe from the same period last year, but down slightly in North America and down significantly in Central and South America. Volume was up in coatings and up substantially in plastics as these markets recover, but down substantially in the paper market, which continues to suffer from poor economic conditions.

         TiO2 cost of sales per metric ton for the first six months of 2002 was 6% lower than the same period last year. Productivity and reliability improvements, lower utility costs, and cost-cutting initiatives were partially offset by the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and lower fixed cost absorption due to decreased production. In addition, the idling of the high-cost Hawkins Point, Maryland sulfate-process plant, which was still in operation in the first half of 2001, had a favorable impact on manufacturing costs compared to the prior year. The overall operating rate of the Company’s TiO2 plants in the first half of 2002 was 84%, down from 86% (including the idled sulfate-process plant) in the same period last year.

         S,D&A expenses were lower by $24 million or 38% compared to the first six months of the prior year. Significant reduction in S,D&A costs was achieved primarily through the Company’s cost-reduction initiatives, which included benefits from the Company’s 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel and bonuses, and various other cost reductions.

Acetyls

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                              -------------  ------------   ------------   ------------
                                                                                     (Millions)
Net sales..................................................   $         83   $        98    $       148    $       197
Operating income (loss)....................................              4             5             (3)            (3)
Operating income (loss) excluding reorganization and plant
    closure charges and goodwill amortization..............              4             8             (3)             7

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Acetyls operating income for the three months ended June 30, 2002 was $4 million, down by $4 million or 50% from the second quarter of 2001, excluding reorganization and plant closure charges and goodwill amortization. Net sales decreased by $15 million or 15% to $83 million, primarily due to selling prices that were significantly below prior year levels. Announced price increases did not begin to take effect until late in the quarter, as indicated by acetyls prices in the month of June that were generally higher than the first and second quarter 2002 averages. Vinyl acetate monomer (“VAM”) and acetic acid prices were down in US dollar terms by 26% and 21%, respectively, from the second quarter of 2001 due to lower ethylene and natural gas prices.

         Strong demand led to higher sales volume for all product lines in North America, Europe, and Asia/Pacific. Overall, sales volume was up 24% over the second quarter of 2001, driven primarily by strong acetic acid demand.

         Production costs were 24% and 26% lower for VAM and acetic acid, respectively, in comparison to the second quarter of 2001 primarily due to lower feedstock costs, particularly natural gas, and higher fixed cost absorption due to increased production resulting from stronger demand in the marketplace. Natural gas market prices in the second quarter of 2002 were lower than prices under fixed-price purchase contracts that were in effect for the Acetyls business segment during the second quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second quarter of 2002.

         Second quarter 2002 S,D&A expenses in the Acetyls business segment were $1 million or 50% lower than the same period of 2001 primarily due to foreign currency transaction gains in the current year versus foreign currency transaction losses in the prior year.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Acetyls operating loss for the first six months of 2002 was $3 million, $10 million worse than the same period of 2001, excluding reorganization and plant closure charges and goodwill amortization. Net sales decreased by $49 million or 25% to $148 million, primarily due to selling prices that were significantly below prior year levels. VAM and acetic acid prices were down in US dollar terms by 30% and 26%, respectively, due to lower ethylene and natural gas prices. Overall, sales volume was up 13% over the first half of 2001 driven primarily by strong acetic acid demand.

         Both VAM and acetic acid experienced lower production costs, down 25% and 23%, respectively, in comparison to the first half of 2001, VAM due to lower feedstock costs, and acetic acid due to lower feedstock costs and higher fixed cost absorption due to increased production. The Company did not enjoy the full benefit of lower natural gas prices in the first six months of 2002, as unfavorable natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 remained in effect through the end of the first quarter of 2002, negatively impacting natural gas purchase costs by approximately $7 million. Those contracts expired at the end of the first quarter of 2002. Market prices for natural gas in the second quarter of 2002 were lower than the fixed prices under the purchase contracts in effect during the second quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second quarter of 2002.

         S,D&A expenses during the first six months of 2002 in the Acetyls business segment were $2 million or 29% lower than the same period of 2001 primarily due to foreign currency transaction gains in the current year versus foreign currency transaction losses in the prior year.

Specialty Chemicals

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                              -------------  ------------   ------------   ------------
                                                                                     (Millions)
Net sales..................................................   $         22   $        23    $        46    $        49
Operating income...........................................              2             3              6              7
Operating income excluding reorganization and plant
   closure charges.........................................              2             4              6              8

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Operating income in the second quarter of 2002 decreased by $2 million from the prior year second quarter, excluding reorganization and plant closure charges. Net sales decreased by 4% to $22 million, as sales volume was down 25% from the second quarter of 2001 due to the global economic slowdown. The average price in US dollar terms for all product lines was up 24% from last year, partially due to reduced sales volume on lower-priced product lines.

         The average cost of crude sulfate turpentine (“CST”), the principal raw material for the business, was flat with the same period of 2001. Second quarter 2002 manufacturing costs increased compared to the second quarter of 2001, primarily due to increased costs for scheduled and unscheduled plant repairs and maintenance, as well as lower fixed cost absorption due to reduced production volume, and higher prices for raw materials other than CST.

         S,D&A expenses for the second quarter of 2002 were lower by $1 million or 31% compared to the prior year quarter. This significant reduction was achieved through the Company’s cost-saving initiatives, which included benefits from the Company’s 2001 reorganization and various other cost reductions.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Operating income in the first half of 2002 decreased $2 million from the prior year, excluding reorganization and plant closure charges. Net sales decreased by 6% to $46 million, as sales volume was down 23% from the first half of 2001 due to the global economic slowdown. The average price in US dollar terms for all product lines was up 21% from last year, partially due to reduced sales volume on lower-priced product lines.

         The average cost of CST was flat with the same period of 2001. Manufacturing costs for the first half of 2002 were higher compared to the first half of 2001, primarily due to increased costs for scheduled and unscheduled plant repairs and maintenance, as well as lower fixed cost absorption due to reduced production volume, and higher prices for raw materials other than CST.

         S,D&A expenses for the first half of 2002 were lower by $2 million or 22% compared to the prior year. This significant reduction was achieved through the Company’s cost-saving initiatives, which included benefits from the Company’s 2001 reorganization and various other cost reductions.

Other

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2002          2001           2002           2001
                                                    -------------  ------------   ------------   ------------
                                                                           (Millions)
Operating income...............................     $          3   $         -    $         6    $         1

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Operating income and expense not identified with the three separate business segments, consisting primarily of employee-related costs for certain former employees and certain other expenses, are reflected as Other. Other operating income in the second quarter of 2002 increased by $3 million from the second quarter of 2001, primarily due to a $5 million adjustment of reserves for favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Other operating income in the first half of 2002 increased by $5 million from the prior year, primarily due to a $5 million adjustment of reserves for favorable resolution of environmental claims related to predecessor businesses reserved for in prior years and favorable adjustments in accrued employee-related costs for certain former employees and other reduced expenses.

Equistar

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002          2001           2002           2001
                                                              -------------  ------------   ------------   ------------
                                                                                     (Millions)
Equity in loss.............................................   $        (10)  $       (10)    $      (49)   $       (35)
Equity in loss excluding plant closure charges and
    goodwill amortization..................................            (10)           (7)           (49)           (24)

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         An equity loss of $10 million was recorded in the second quarter of 2002 compared to a loss of $7 million last year, excluding plant closure charges and goodwill amortization. Excluding the effect of second quarter 2001 goodwill amortization, Equistar’s net loss increased by $7 million in the second quarter of 2002 compared to the second quarter of 2001. Petrochemicals and polymers segment operating results were roughly comparable to the second quarter 2001, while net interest expense increased by $5 million over last year’s second quarter. The increase in net interest expense was due to the August 2001 refinancing of Equistar’s debt, which included the issuance of fixed rate debt with higher rates of interest.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         An equity loss of $49 million before the cumulative effect of the change in accounting for goodwill was recorded in the second quarter of 2002 compared to a loss of $24 million last year, excluding plant closure charges and goodwill amortization. Excluding the effect of goodwill amortization and shutdown costs for Equistar’s Port Arthur polyethylene facility during 2001, Equistar’s net loss for the first six months of 2002 increased by $86 million over the first six months of 2001. The increased net loss reflected lower margins in the petrochemicals segment as sales prices decreased more than raw material costs. In addition, certain fixed-price feedstock supply contracts negatively impacted the first quarter of 2002 by approximately $33 million. These fixed-price contracts largely expired by the end of the first quarter of 2002. The petrochemicals segment margin decreases were only partly offset by the benefit of higher polymers segment margins and higher sales volume in both segments.

Liquidity and Capital Resources

         Cash provided by operating activities for the six months ended June 30, 2002 was $14 million compared to $6 million provided in the same period of 2001. The $8 million increase was primarily due to higher operating income ($11 million) and receipt of an income tax refund in 2002 ($15 million), partially offset by unfavorable changes in working capital. The change in working capital primarily resulted from unfavorable movements in trade receivables and trade accounts payable during 2002 versus the prior year ($36 million), offset by a larger decrease in inventories in 2002 ($24 million).

         Cash used in investing activities was $25 million in the first six months of 2002 versus $59 million used in the same period of 2001. The Company spent approximately $25 million in the six months ended June 30, 2002 for capital expenditures, down from $61 million for the same period last year. Full year capital spending is expected to be approximately $65 million to $70 million in 2002 compared to $97 million in 2001.

         Cash provided by financing activities was $18 million for the first six months of 2002 compared to $16 million provided in the first six months of 2001. The 2002 period reflects $27 million of net borrowings versus $33 million of net borrowings in the 2001 period. Dividends paid to shareholders totaled $9 million in the first six months of 2002 versus $17 million in the same period last year, as funds for the Company’s second quarter 2002 dividend were disbursed on July 1, 2002 and therefore will be reflected in the Statement of Cash Flows for the third quarter of 2002. The Company did not receive any cash distributions from Equistar in the first half of 2002 and it is unlikely that the Company will receive any cash distributions from Equistar in the second half of 2002. The Company did not receive any cash distributions from Equistar in 2001.

         On June 26, 2002, the Company received approximately $100 million in net proceeds ($102.5 million in gross proceeds) from the completion of an offering of $100 million additional principal amount at maturity of Millennium America’s 9.25% Senior Notes due 2008. The gross proceeds of the offering were used to repay all outstanding borrowings under the Company’s Revolving Loans and to repay $65 million outstanding under the Term Loans.

         In July 2002, the Company terminated all of its interest rate swap agreements and received proceeds of $12 million. Proceeds were used for general operational purposes. Gains on these interest rate swaps accumulated prior to the Company’s termination of these hedges of approximately $12 million will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged by these interest rate swaps.

         The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 million additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 7.75 to 1.00 for the second quarter of 2002, 8.25 to 1.00 for the third quarter of 2002, 7.25 to 1.00 for the fourth quarter of 2002, 5.75 to 1.00 for the first quarter of 2003, 4.75 to 1.00 for the second quarter of 2003, 4.50 to 1.00 for the third and fourth quarters of 2003, and 4.00 to 1.00 for January 1, 2004 and thereafter, and an Interest Coverage Ratio of no less than 1.60 to 1.00 for the second and third quarters of 2002, 1.90 to 1.00 for the fourth quarter of 2002, 2.25 to 1.00 for the first quarter of 2003, 2.50 to 1.00 for the second, third and fourth quarters of 2003, and 3.00 to 1.00 for January 1, 2004 and thereafter. The Company was in compliance with these amended covenants at June 30, 2002. Compliance with these covenants is monitored frequently in order to assess the likelihood of such compliance.

         The indenture governing the Company’s $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America. Any reduction in Consolidated Net Tangible Assets below $1.5 billion would reduce the Company’s availability under the revolving credit portion of the Credit Agreement.

         The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) pay dividends or make distributions; (iv) repurchase capital stock; (v) make other restricted payments including, without limitation, investments; (vi) create liens; (vii) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) enter into arrangements that restrict dividends from subsidiaries; (x) enter into mergers or consolidations; (xi) enter into transactions with affiliates; and, (xii) enter into sale/leaseback transactions. The restrictions discussed above on the Company’s ability to (i) pay dividends or make distributions on its common stock; (ii) repurchase capital stock; or, (iii) make other restricted payments including certain types of investments are dependent in part on the company earning sufficient profit from wholly owned businesses and/or receiving cash distributions from Equistar. As of August 14, 2002, the amount of such future restricted payments the Company is permitted to make is approximately $34 million, before taking into account the common stock dividend declared for the third quarter of 2002. In addition, the indenture governing the Company’s 9.25% Senior Notes includes a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00, there would be certain restrictions on the Company’s ability to incur additional indebtedness and the Company’s ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited. However, if the 9.25% Senior Notes receive credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) as specified in the indenture and meet certain other requirements, certain of these covenants will no longer apply.

         At June 30, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

         The Company is currently rated BBB- by S&P and Ba1 by Moody’s. The Company’s investment grade rating was placed on negative outlook by S&P on October 1, 2001. In addition, Moody’s affirmed the Company’s Ba1 rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. If the Company were to be downgraded by S&P, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments. Based on current market prices of these instruments, the Company could be required to place an additional $6 million on deposit with the counterparty of these transactions. In addition, the Company could be required to provide a $2.5 million letter of credit in accordance with a real estate lease. Obtaining this letter of credit could result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

         The Company’s focus for the remainder of 2002 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company’s cash requirements. At July 31, 2002, the Company had $11 million outstanding (no outstanding borrowings, and outstanding letters of credit of $11 million) under the Revolving Loans and, accordingly, had $164 million of unused availability under such facility at July 31, 2002. In addition, the Company had $50 million outstanding under the Term Loans at July 31, 2002. Additionally, at July 31, 2002, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $45 million.

Critical Accounting Policies

         The preparation of the Company’s financial statements requires management to apply accounting principles generally accepted in the United States to the Company’s specific circumstances and make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The critical accounting policies discussed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2001 are updated as follows:

         Goodwill – Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. In June 2001, the FASB issued SFAS No. 142. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of an accounting change. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639 million. Amortization expense for the three months and six months ended June 30, 2001 for goodwill that was recorded on the Company’s balance sheet was $3 million and $6 million, respectively. Additionally, the Company’s share of amortization expense reported by Equistar for the three months and six months ended June 30, 2001 for its goodwill, included in Equity in loss of Equistar, was $3 million and $5 million, respectively.

Recent Accounting Developments

         See Note 2 to Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         See Note 9 to Consolidated Financial Statements included in this Quarterly Report for discussion of the Company’s management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On August 6, 2002, the Company and Celanese AG announced that they had reached an out-of-court settlement of the previously disclosed patent suit by Celanese AG against Millennium Petrochemicals Inc. The terms of the settlement, which are confidential, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         The company’s Annual Meeting of stockholders was held May 17, 2002. The stockholders elected two directors nominated for election and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2002. The names of the Company’s other directors and detailed descriptions of the proposals considered at the meeting are contained in the Company’s Proxy Statement, dated April 8, 2002, which is incorporated herein by reference.

                                                       For              Withheld
                                                  --------------      -------------

1.  Election of Directors

         William M. Landuyt                           56,968,431            747,708

         Martin G. Taylor                             56,819,994            896,145

                                                       For               Against            Abstain
                                                  --------------      -------------      --------------

2.  Appointment of PricewaterhouseCoopers LLP         56,160,516          1,487,279              68,344

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -
10.1	Second Amendment, dated as of June 19, 2002, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto. **
10.2	Form of Agreement, dated as of May 16, 2002, between Millennium America Holdings Inc., (or certain of its subsidiaries), and each of William M. Landuyt, Robert E. Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher, Peter P. Hanik, John E. Lushefski, David L. Vercollone and certain other executives of the Company. **
(b)	Reports on Form 8-K.
Current Reports on Form 8-K dated May 2, 2002, June 3, 2002, June 20, 2002, June 26, 2002, July 31, 2002 (as subsequently amended on August 1, 2002), August 7, 2002 and August 14, 2002, were filed during the quarter ended June 30, 2002 and through the date hereof.

** (Filed herewith)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date: August 14, 2002	By: /s/ John E. Lushefski
John E. Lushefski
Senior Vice President and Chief Financial Officer
(as duly authorized officer and principal financial officer)