Form 10-Q
period 2002-09-30
MILLENNIUM CHEMICALS INC
filed 2002-11-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 63,083,883 shares of Common Stock, par value $.01 per share, as of October 31, 2002, excluding 14,812,703 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

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

        These forward-looking statements are only present expectations as at the time of this filing. Actual events or results may differ materially. Factors that could cause such a difference include:

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
  the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company’s shared control of Equistar and the Company’s future capital commitments to Equistar;
  changes in the cost of energy and raw materials;
  the ability of raw material suppliers to fulfill their commitments;
  the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;
  risks of doing business outside the United States, including currency fluctuations;
  the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company’s and Equistar’s current and former operations;
  pricing and other competitive pressures; and
  legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials) and other claims.

        A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended, which is incorporated herein by reference.

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

        In this Quarterly Report, references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(Millions, except share data)

	September 30,	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$119	$114
Trade receivables, net	230	215
Inventories	343	370
Other current assets	70	61
Total current assets	762	760

Property, plant and equipment, net	845	880
Investment in Equistar	608	677
Deferred income taxes	89	72
Other assets	258	237
Goodwill	103	378
Total assets	$2,665	$3,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$4	$4
Current maturities of long-term debt	12	11
Trade accounts payable	199	222
Income taxes payable	12	7
Accrued expenses and other liabilities	167	139
Total current liabilities	394	383

Long-term debt	1,200	1,172
Other liabilities	514	550
Total liabilities	2,108	2,105

Commitments and contingencies (Note 10)
Minority interest	15	21
Shareholders' equity
Preferred stock (par value $.01 per share, authorized 25,000,000 shares; none issued and outstanding)	--	--
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at September 30, 2002 and December 31, 2001)	1	1
Paid in capital	1,298	1,299
Retained deficit	(375)	(20)
Cumulative other comprehensive loss	(119)	(136)
Treasury stock, at cost (14,854,042 and 14,594,614 shares at September 30, 2002 and December 31, 2001, respectively)	(279)	(283)
Deferred compensation	16	17
Total shareholders' equity	542	878

Total liabilities and shareholders' equity	$2,665	$3,004

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	$411	$393	$1,167	$1,256
Operating costs and expenses
Cost of products sold	316	307	944	978
Depreciation and amortization	26	28	76	83
Selling, development and administrative expense	36	35	80	113
Reorganization and plant closure charges	--	--	--	36
Operating income	33	23	67	46

Interest expense	(23)	(18)	(67)	(62)
Interest income	1	--	3	2
Equity in income (loss) of Equistar	4	(26)	(45)	(61)
Other (expense) income, net	(1)	2	(2)	1
Income (loss) before income taxes, minority interest and cumulative effect of accounting change	14	(19)	(44)	(74)

(Provision for) benefit from income taxes	(7)	8	22	26
Income (loss) before minority interest and cumulative effect of accounting change	7	(11)	(22)	(48)

Minority interest	(1)	(1)	(2)	(3)
Income (loss) before cumulative effect of accounting change	6	(12)	(24)	(51)

Cumulative effect of accounting change	--	--	(305)	--
Net income (loss)	$6	$(12)	$(329)	$(51)

Basic and diluted income (loss) per share:
Before cumulative effect of accounting change	$0.10	$(0.20)	$(0.38)	$(0.81)
From cumulative effect of accounting change	--	--	(4.80)	--
After cumulative effect of accounting change	$0.10	$(0.20)	$(5.18)	$(0.81)

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(329)	$(51)
Adjustments to reconcile net loss to net cash provided by operating activities
Cumulative effect of accounting change	305	--
Write-off of assets related to plant closure	--	10
Depreciation and amortization	76	83
Deferred income tax benefit	(24)	(40)
Equity in loss of Equistar	45	61
Minority interest	2	3
Other, net	2	(2)
Changes in assets and liabilities
(Increase) decrease in trade receivables	(17)	35
Decrease in inventories	30	32
Increase in other current assets	(9)	(21)
Increase in other assets	(13)	(33)
Decrease in trade accounts payable	(23)	(2)
Increase in accrued expenses and other liabilities and income taxes payable	25	24
Decrease in other liabilities	(18)	(32)
Cash provided by operating activities	52	67

Cash flows from investing activities
Capital expenditures	(43)	(85)
Proceeds from sales of property, plant & equipment	--	5
Cash used in investing activities	(43)	(80)

Cash flows from financing activities
Dividends to shareholders	(26)	(26)
Proceeds from long-term debt	255	754
Repayment of long-term debt	(234)	(701)
Increase (decrease) in notes payable	3	(33)
Cash used in financing activities	(2)	(6)
Effect of exchange rate changes on cash	(2)	(7)
Increase (decrease) in cash and cash equivalents	5	(26)

Cash and cash equivalents at beginning of year	114	107
Cash and cash equivalents at end of period	$119	$81

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 – Basis of Presentation

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company’s most recent Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company’s 29.5% investment in Equistar, a joint venture between the Company and Lyondell Chemical Company (“Lyondell”), is accounted for by the equity method; accordingly, the Company’s share of Equistar’s net income or loss is included in the Company’s net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation including segment analysis presented in Note 11.

Note 2 – Recent Accounting Developments

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of this accounting change. Amortization expense for the three months and nine months ended September 30, 2001 for goodwill that was recorded on the Company’s Consolidated Balance Sheets was $4 and $10, respectively. Additionally, the Company’s share of amortization expense reported by Equistar for the three months and nine months ended September 30, 2001 for its goodwill, included in Equity in income (loss) of Equistar, was $2 and $7, respectively. Following is a reconciliation of the reported net income (loss) to net income (loss) adjusted for goodwill amortization and the cumulative effect of the accounting change, and related per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Reported net income (loss)	$6	$(12)	$(329)	$(51)
Goodwill amortization	--	4	--	10
Equistar goodwill amortization included in Equity in income (loss) of Equistar	--	2	--	7
Adjusted net income (loss)	6	(6)	(329)	(34)

Cumulative effect of accounting change	--	--	305	--
Adjusted net income (loss) before cumulative effect of accounting change	$6	$(6)	$(24)	$(34)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per share amounts, basic and diluted:	2002	2001	2002	2001
Reported net income (loss)	$0.10	$(0.20)	$(5.18)	$(0.81)
Goodwill amortization	--	0.06	--	0.16
Equistar goodwill amortization included in Equity in income (loss) of Equistar	--	0.03	--	0.11
Adjusted net income (loss)	0.10	(0.11)	(5.18)	(0.54)

Cumulative effect of accounting change	--	--	4.80	--
Adjusted net income (loss) before cumulative effect of accounting change	$0.10	$(0.11)	$(0.38)	$(0.54)

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

Note 3 – Securitization of Trade Receivables

        Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as the basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $56 outstanding at September 30, 2002, are removed from the Company’s Consolidated Balance Sheet. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $8 at September 30, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company’s historical collection rate for these trade receivables. Unused availability under this arrangement at September 30, 2002 was 5 million euro. For the three months and nine months ended September 30, 2002, cumulative gross proceeds from this securitization arrangement were $76 and $159, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2002, the aggregate loss on sale associated with this arrangement was $2. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

Note 4 – Inventories

        Inventories are stated at the lower of cost or market value. For certain United States operations representing 29% and 27% of consolidated inventories at September 30, 2002 and December 31, 2001, respectively, cost is determined under the last-in, first-out (“LIFO”) method. The first-in, first-out (“FIFO”) method, or methods that approximate FIFO, are used by all other subsidiaries.

	September 30,	December 31,
	2002	2001
Inventories
Finished products	$156	$204
In-process products	26	21
Raw materials	103	93
Other inventories	58	52
	$343	$370

Note 5 – Reorganization and Plant Closure Charges

        Reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.38 per share) were recorded in the nine months ended September 30, 2001 related to activities within each of the Company’s business segments.

        During the second quarter of 2001, $31 ($20 after-tax or $0.31 per share) was recorded in connection with the Company’s announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce. The $31 charge included severance and other employee-related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

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

Note 6 – Earnings per Share

        The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Weighted-average common stock outstanding - basic	63,618,337	63,517,778	63,547,478	63,515,039
Options	--	--	--	--
Restricted shares	91,282	--	--	--
Shares held by employee benefit plan trusts	227,970	--	--	--
Weighted-average common stock outstanding - diluted	63,937,589	63,517,778	63,547,478	63,515,039

        The calculation of diluted earnings per share for the nine months ended September 30, 2002 does not include 63,998 options to purchase common stock, 91,929 restricted shares issued under a Company incentive plan, and 227,970 shares held by certain of the Company’s employee benefit plan trusts. The calculation of diluted earnings per share for the three months and nine months ended September 30, 2001 does not include 302,071 and 308,933 restricted shares issued under a Company incentive plan, respectively. The effect of including these options and shares would be antidilutive.

Note 7 – Comprehensive Loss

        The following table sets forth the components of Other comprehensive income (loss) and Total comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net income (loss)	$6	$(12)	$(329)	$(51)
Other comprehensive income (loss)
Net gains (losses) on derivative financial instruments	4	(6)	6	(16)
Minimum pension liability adjustment	--	--	1	--
Currency translation adjustment	(14)	8	10	(18)
Total comprehensive loss	$(4)	$(10)	$(312)	$(85)

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

        The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 8.25 to 1.00 for the third quarter of 2002; 7.25 to 1.00 for the fourth quarter of 2002; 5.75 to 1.00 for the first quarter of 2003; 4.75 to 1.00 for the second quarter of 2003; 4.50 to 1.00 for the third and fourth quarters of 2003; and 4.00 to 1.00 for January 1, 2004 and thereafter; and an Interest Coverage Ratio of no less than 1.60 to 1.00 for the third quarter of 2002; 1.90 to 1.00 for the fourth quarter of 2002; 2.25 to 1.00 for the first quarter of 2003; 2.50 to 1.00 for the second, third and fourth quarters of 2003; and 3.00 to 1.00 for January 1, 2004 and thereafter. The Company was in compliance with these amended covenants at September 30, 2002. These covenants are monitored frequently in order to assess the likelihood of continued compliance. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

        The Company had $11 outstanding (no outstanding borrowings and outstanding letters of credit of $11) under the Revolving Loans and, accordingly, had $164 of unused availability under such facility at September 30, 2002. In addition, the Company had $49 outstanding under the Term Loans at September 30, 2002. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $12 at September 30, 2002. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $45 at September 30, 2002.

        Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures”) that are guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and, (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2002, any reduction in CNTA below approximately $1,500 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,200 at September 30, 2002.

        The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and, (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50 percent of the Company’s Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100 percent of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and, (iii) 50 percent of any cash distributions received from Equistar. As of November 14, 2002, the amount of such future restricted payments the Company is permitted to make is approximately $18 after taking into account the common stock dividend declared for the fourth quarter of 2002. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company’s ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The Company’s investment grade rating from S&P was placed on negative outlook on October 1, 2001. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002.

        At September 30, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

        Millennium America had an indemnity agreement with Equistar pursuant to which Millennium America could have been required to contribute to Equistar up to $750. This indemnity terminated upon the closing of the purchase by Lyondell of the interest Occidental Petroleum Corporation (“Occidental”) held in Equistar. For additional information, see Note 12.

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

        Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of September 30, 2002, these contracts had expiration dates within the next twelve months.

        The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in Selling, development and administrative expense, which offset similar amounts from foreign currency denominated trade receivables and payables, also included in Selling, development and administrative expense, were a loss of $2 and a gain of $2 in the three months and nine months ended September 30, 2002, respectively.

        In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income (“OCI”) until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. During the three months and nine months ended September 30, 2002, net gains on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were $1 and $4, respectively. Hedge ineffectiveness had no significant impact on earnings for the first nine months of 2002. No forward exchange contract cash flow hedges were discontinued during the first nine months of 2002. The Company estimates that approximately $1 of net gains on foreign currency cash flow hedges included in OCI at September 30, 2002 will be reclassified to earnings during the next twelve months.

        Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with various terms. As of September 30, 2002, these swaps had expiration dates no later than January 2004. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During the three months and nine months ended September 30, 2002, net losses on commodity swaps designated as cash flow hedges of $1 and $4, respectively, were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for the first nine months of 2002. No commodity swap cash flow hedges were discontinued in the first nine months of 2002. The Company estimates that approximately $3 of net losses on commodity swaps included in OCI at September 30, 2002 will be reclassified to earnings during the next twelve months.

        Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At September 30, 2002, the Company had outstanding interest rate swap agreements with a notional amount of $125, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of the Company’s interest rate swap agreements was approximately $3 at September 30, 2002. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. All existing fair value hedges are completely effective; therefore, there is no impact to earnings due to hedge ineffectiveness. In July 2002, the Company terminated all of the interest rate swap agreements that were in effect at that time. Proceeds received upon termination were approximately $12. Gains deferred on these interest rate swaps of approximately $10 will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged by these interest rate swaps. The amount of these deferred gains recognized as a reduction of Interest expense during the three months ended September 30, 2002 was not significant.

Note 10 – Commitments and Contingencies

        Legal and Environmental: The Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company’s current and former subsidiaries, cases alleging historic premises-based exposure to asbestos-containing materials at various worksites and, as set forth in more detail below, cases alleging personal injury, property damage and remediation costs associated with use of lead-based paint or lead pigment in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. In addition, the Company may be subject to potential unknown liabilities associated with its present and former operations, including tax liabilities and environmental liabilities, arising from the operations of its predecessors and prior owners or operators of its sites or operations for which it may be responsible.

        Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, and alleged predecessor companies have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. All these legal proceedings other than the Rhode Island proceeding discussed below are in various pre-trial stages. The first phase of a proposed multi-phase trial in the Rhode Island proceeding commenced on September 4, 2002. On October 29, 2002, the judge in the case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constitutes a “public nuisance”. The court has yet to rule on motions for judgment as a matter of law filed by both sides during the trial. The court could grant summary judgment in favor of either party, or deny both sides’ motions, allowing the mistrial to stand. Should the mistrial stand, the State of Rhode Island may seek a new trial. In addition, on November 4, 2002, the court in In Re Lead Paint Litigation, Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702 (the consolidated lead-based paint litigation involving 24 New Jersey municipalities), the court granted the motion to dismiss the litigation made by the defendants (including a current Company subsidiary), and dismissed with prejudice all claims related to the litigation. The plaintiffs may decide to file an appeal. The Company’s defense costs to date largely have been covered by insurance. The Company has not accrued any reserves for the Rhode Island proceeding or any other lead-based paint and lead pigment litigation.

        The Company has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. As a result of coverage litigation initiated by the Company in Ohio in 2000, an Ohio trial court earlier this year issued a decision effectively requiring the insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

        In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of the two cases discussed below, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Since the Company’s defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties’ indemnification claims have not been ruled on by a court.

        A current subsidiary and an alleged predecessor company are parties to the only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business referred to above. The first of these cases was filed in 1989 by the New York City Housing Authority relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to three housing projects. The other remaining case is a 1992 Ohio lawsuit that now includes five minors as plaintiffs; dispositive motions are scheduled to be filed in that case in early 2003.

        The Company believes that it has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. There can be no assurance that additional lead-based paint and lead pigment litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. While an outcome such as that reached in the Rhode Island proceeding may have a positive effect on the lead-based paint and lead pigment litigation against the Company, its subsidiaries and other defendants by reducing the number and nature of future claims and proceedings, other adverse court rulings or determinations of liability, among other factors, could encourage an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. As indicated above, the Company has not accrued any amounts for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

        Certain Company subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites and facilities currently or previously owned, operated or used by the Company’s subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency (“EPA”) or similar state lists. The Company has estimated its individual exposure at these sites to be between twenty-five thousand dollars and $27.5. One potentially significant site at which a Company subsidiary is a PRP concerns alleged polychlorinated biphenyl contamination of a section of the Kalamazoo River in Michigan (“Kalamazoo Site”). The EPA is now the lead agency at the Kalamazoo Site and has ordered the Kalamazoo River Study Group (“KRSG”), of which the Company’s subsidiary is a member, to undertake further sampling and analysis. Prior to the EPA assuming Kalamazoo Site leadership, in 2000, the KRSG had submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study that recommended a Kalamazoo Site remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total cost for all parties of approximately $73. The Company has accrued for its estimated share of costs for this remedy. While the State has submitted comments to the EPA, as the lead agency, on the Draft Remedial Investigation and Draft Feasibility Study, the EPA has yet to similarly comment.

         The Company believes that the reasonably probable and estimable range of potential liability for all legal and environmental proceedings, collectively, (which primarily relates to environmental remediation activities and other environmental proceedings) is between $71 and $101 and has accrued $79 as of September 30, 2002. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11 – Operations by Business Segment

        The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide (“TiO2”) and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The following is a summary of the Company’s operations by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales
Titanium Dioxide and Related Products	$296	$286	$858	$903
Acetyls	91	85	239	282
Specialty Chemicals	24	22	70	71
Total	$411	$393	$1,167	$1,256

Operating income (loss)(1)
Titanium Dioxide and Related Products	$21	$21	$46	$39
Acetyls	9	(3)	6	(6)
Specialty Chemicals	2	3	8	10
Other	1	2	7	3
Total	$33	$23	$67	$46

Depreciation and amortization(2)
Titanium Dioxide and Related Products	$21	$21	$61	$62
Acetyls	3	5	9	15
Specialty Chemicals	2	2	6	6
Total	$26	$28	$76	$83

Capital expenditures
Titanium Dioxide and Related Products	$14	$23	$37	$72
Acetyls	1	--	1	5
Specialty Chemicals	3	1	5	3
Other	--	--	--	5
Total	$18	$24	$43	$85

______________

(1)	Includes $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years in the nine months ended September 30, 2002, non-recurring reorganization and plant closure charges of $36 in the nine months ended September 30, 2001 and goodwill amortization of $4 and $10 for the three months and nine months ended September 30, 2001, respectively.
(2)	Includes goodwill amortization of $4 and $10 for the three months and nine months ended September 30, 2001, respectively.

	September 30,	December 31,
	2002	2001
Goodwill
Titanium Dioxide and Related Products	$55	$55
Acetyls	48	323
Total	$103	$378

Note 12 – Information on Equistar

         The following is summarized financial information for Equistar:

	September 30,	December 31,
	2002	2001
Current assets	$1,271	$1,226
Noncurrent assets	3,902	5,082
Total assets	$5,173	$6,308

Current liabilities	$659	$661
Noncurrent liabilities	2,462	2,410
Partners' capital	2,052	3,237
Total liabilities and partners' capital	$5,173	$6,308

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net sales	$1,508	$1,351	$4,106	$4,724
Operating income (loss)	71	(34)	18	(56)
Income (loss) before cumulative effect of accounting change	22	(82)	(132)	(189)
Cumulative effect of accounting change	--	--	(1,053)	--
Net income (loss)	22	(82)	(1,185)	(189)

        Certain of the Company’s Selling, development and administrative (“S,D&A”) costs that are associated with its investment in Equistar are included in Equity in income (loss) of Equistar on the Company’s Consolidated Statements of Operations. S,D&A costs included therein were $2 for the three months ended September 30, 2002 and 2001 and $5 for the nine months ended September 30, 2002 and 2001.

        The Company recorded $30 related to its share of Equistar’s write-down of goodwill during the three months ended March 31, 2002. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

        On January 31, 2001, Lyondell and Occidental announced that they agreed in principle on a proposed transaction whereby Occidental would sell its 29.5% equity interest in Equistar to Lyondell. The transaction subsequently closed on August 22, 2002. The value of this transaction was based on facts and circumstances significantly different from those surrounding the Company’s interest in Equistar and therefore such value cannot be viewed as representing the basis for determining the value of the Company’s investment in Equistar. The Company has evaluated the carrying value of its investment in Equistar at September 30, 2002 using assumptions that anticipate a long-term holding value for the Equistar investment based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. The carrying value of the Company’s investment in Equistar at September 30, 2002 was $608.

        Millennium America had an indemnity agreement with Equistar pursuant to which Millennium America could have been required to contribute to Equistar up to $750. This indemnity terminated upon the closing of the purchase by Lyondell of Occidental’s interest in Equistar.

Note 13 – Supplemental Financial Information

        Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7.00% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7.00% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at September 30, 2002 and December 31, 2001, the Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2002 and 2001, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders’ equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2002
ASSETS
Inventories	$--	$--	$343	$--	$343
Other current assets	37	--	382	--	419
Property, plant and equipment, net	--	--	845	--	845
Investment in Equistar	--	--	608	--	608
Investment in subsidiaries	679	662	--	(1,341)	--
Other assets	18	--	329	--	347
Goodwill	--	--	103	--	103
Due from parent and affiliates, net	642	--	--	(642)	--
Total assets	$1,376	$662	$2,610	$(1,983)	$2,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$3	$--	$9	$--	$12
Other current liabilities	8	--	374	--	382
Long-term debt	1,179	--	21	--	1,200
Other liabilities	--	--	514	--	514
Due to parent and affiliates, net	--	120	522	(642)	--
Total liabilities	1,190	120	1,440	(642)	2,108

Minority interest	--	--	15	--	15
Shareholders' equity	186	542	1,155	(1,341)	542
Total liabilities and shareholders' equity	$1,376	$662	$2,610	$(1,983)	$2,665

December 31, 2001
ASSETS
Inventories	$--	$--	$370	$--	$370
Other current assets	6	--	384	--	390
Property, plant and equipment, net	--	--	880	--	880
Investment in Equistar	--	--	677	--	677
Investment in subsidiaries	1,061	968	--	(2,029)	--
Other assets	13	--	296	--	309
Goodwill	--	--	378	--	378
Due from parent and affiliates, net	590	--	--	(590)	--
Total assets	$1,670	$968	$2,985	$(2,619)	$3,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt	$3	$--	$8	$--	$11
Other current liabilities	8	--	364	--	372
Long-term debt	1,156	--	16	--	1,172
Other liabilities	--	1	549	--	550
Due to parent and affiliates, net	--	89	501	(590)	--
Total liabilities	1,167	90	1,438	(590)	2,105

Minority interest	--	--	21	--	21
Shareholders' equity	503	878	1,526	(2,029)	878
Total liabilities and shareholders' equity	$1,670	$968	$2,985	$(2,619)	$3,004

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Three Months Ended
September 30, 2002
Net sales	$--	$--	$411	$--	$411
Cost of products sold	--	--	316	--	316
Depreciation and amortization	--	--	26	--	26
Selling, development and administrative expense	1	--	35	--	36
Operating (loss) income	(1)	--	34	--	33

Interest expense, net	(22)	--	--	--	(22)
Intercompany interest income (expense), net	26	(1)	(25)	--	--
Equity in income of Equistar	--	--	4	--	4
Equity in (loss) income of subsidiaries	(3)	7	--	(4)	--
Other expense, net	--	--	(2)	--	(2)
Income taxes	(1)	--	(6)	--	(7)
Net (loss) income	$(1)	$6	$5	$(4)	$6

Three Months Ended
September 30, 2001
Net sales	$--	$--	$393	$--	$393
Cost of products sold	--	--	307	--	307
Depreciation and amortization	--	--	28	--	28
Selling, development and administrative expense	--	--	35	--	35
Operating income	--	--	23	--	23

Interest expense, net	(18)	--	--	--	(18)
Intercompany interest income (expense), net	27	(1)	(26)	--	--
Equity in loss of Equistar	--	--	(26)	--	(26)
Equity in loss of subsidiaries	(10)	(10)	--	20	--
Other (expense) income, net	(1)	(1)	3	--	1
Income taxes	(2)	--	10	--	8
Net loss	$(4)	$(12)	$(16)	$20	$(12)

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
Nine Months Ended
September 30, 2002
Net sales	$--	$--	$1,167	$--	$1,167
Cost of products sold	--	--	944	--	944
Depreciation and amortization	--	--	76	--	76
Selling, development and administrative expense	1	--	79	--	80
Operating (loss) income	(1)	--	68	--	67

Interest expense, net	(64)	--	--	--	(64)
Intercompany interest income (expense), net	79	(4)	(75)	--	--
Equity in loss of Equistar	--	--	(45)	--	(45)
Equity in loss of subsidiaries	(361)	(326)	--	687	--
Other expense, net	--	--	(4)	--	(4)
Income taxes	(5)	1	26	--	22
Cumulative effect of accounting change	--	--	(305)	--	(305)
Net loss	$(352)	$(329)	$(335)	$687	$(329)

Nine Months Ended
September 30, 2001
Net sales	$--	$--	$1,256	$--	$1,256
Cost of products sold	--	--	978	--	978
Depreciation and amortization	--	--	83	--	83
Selling, development and administrative expense	--	--	113	--	113
Reorganization and plant closure charges	--	--	36	--	36
Operating income	--	--	46	--	46

Interest expense, net	(58)	--	(2)	--	(60)
Intercompany interest income (expense), net	81	(3)	(78)	--	--
Equity in loss of Equistar	--	--	(61)	--	(61)
Equity in loss of subsidiaries	(84)	(48)	--	132	--
Other expense, net	(1)	(1)	--	--	(2)
Income taxes	(7)	1	32	--	26
Net loss	$(69)	$(51)	$(63)	$132	$(51)

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended
September 30, 2002
Cash flows from operating activities	$(6)	$(4)	$62	$--	$52

Cash flows from investing activities
Capital expenditures	--	--	(43)	--	(43)

Cash used in investing activities	--	--	(43)	--	(43)

Cash flows from financing activities
Dividends to shareholders	--	(26)	--	--	(26)
Proceeds from long-term debt	245	--	10	--	255
Repayment of long-term debt	(228)	--	(6)	--	(234)
Intercompany	(3)	30	(27)	--	--
Increase in notes payable	--	--	3	--	3

Cash provided by (used in) financing activities	14	4	(20)	--	(2)

Effect of exchange rate changes on cash	--	--	(2)	--	(2)

Increase (decrease) in cash and cash equivalents	8	--	(3)	--	5

Cash and cash equivalents at beginning of year	5	--	109	--	114

Cash and cash equivalents at end of period	$13	$--	$106	$--	$119

Nine Months Ended
September 30, 2001
Cash flows from operating activities	$20	$(3)	$50	$--	$67

Cash flows from investing activities
Capital expenditures	--	--	(85)	--	(85)
Proceeds from sales of property, plant & equipment	--	--	5	--	5

Cash used in investing activities	--	--	(80)	--	(80)

Cash flows from financing activities
Dividends to shareholders	--	(26)	--	--	(26)
Proceeds from long-term debt	716	--	38	--	754
Repayment of long-term debt	(640)	--	(61)	--	(701)
Intercompany	(76)	29	47	--	--
Decrease in notes payable	(17)	--	(16)	--	(33)

Cash (used in) provided by financing activities	(17)	3	8	--	(6)

Effect of exchange rate changes on cash	--	--	(7)	--	(7)

Increase (decrease) in cash and cash equivalents	3	--	(29)	--	(26)

Cash and cash equivalents at beginning of year	--	--	107	--	107

Cash and cash equivalents at end of period	$3	$--	$78	$--	$81

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Note 1 to the Consolidated Financial Statements.) A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

        The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in the “Disclosure Concerning Forward-Looking Statements” on Pages 2 and 3 of this Quarterly Report.

Results of Consolidated Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2002	2001		2002		2001
	(Millions, except share data)
Net sales	$411	$393		$1,167		$1,256
Operating income	33	23	(2)	67	(1)	46	(2)
Equity in earnings (loss) of Equistar	4	(26)	(3)	(45)		(61)	(3)
Income (loss) before cumulative effect of accounting change	6	(12)		(24)		(51)
Net income (loss)	6	(12)		(329)		(51)
Basic and diluted income (loss) per share
Before cumulative effect of accounting change	0.10	(0.20)		(0.38)		(0.81)
After cumulative effect of accounting change	0.10	(0.20)		(5.18)		(0.81)

______________

(1)	Includes $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.
(2)	Includes $36 of reorganization and plant closure charges in the nine months ended September 30, 2001 and $4 and $10 of goodwill amortization for the three months and nine months ended September 30, 2001, respectively.
(3)	Includes $2 and $7 of Equistar goodwill amortization for the three months and nine months ended September 30, 2001, respectively and $6 representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant in the nine months ended September 30, 2001.

        Results for the nine months ended September 30, 2002 and 2001 included several unusual items. The Company and Equistar adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but must be tested for impairment at least annually at the reporting unit level. The Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of an accounting change. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the adjustment recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639 million. There is no goodwill amortization included in the nine months ended September 30, 2002, due to the adoption of SFAS No. 142 on January 1, 2002; however, for the nine months ended September 30, 2001, operating income included a $10 million charge for the Company’s goodwill amortization and net income included a $17 million charge for the Company’s and Equistar’s combined goodwill amortization. Also, during the first nine months of 2001, the Company recorded one-time reorganization and plant closure charges of $36 million ($24 million after-tax) and $6 million ($4 million after-tax) representing the Company’s share of costs related to the shutdown of Equistar’s Port Arthur, Texas plant. During the first nine months of 2002, the Company recorded a $5 million ($3 million after-tax) adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Results Exclusive of Unusual Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Net sales	$411	$393	$1,167	$1,256
Operating income	33	27	62	92
Equity in earnings (loss) of Equistar	4	(24)	(45)	(48)
Net income (loss)	6	(6)	(27)	(6)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        The Company’s net income of $6 million for the third quarter of 2002 increased by $12 million compared to the third quarter of 2001, excluding unusual items. Higher operating income from the Company’s wholly owned businesses and equity earnings from Equistar were partially offset by higher net interest expense, as the benefit from interest rate swaps was greater in the third quarter of 2001 than the third quarter of 2002.

        Third quarter 2002 operating income of $33 million increased by $6 million or 22% compared to the third quarter of 2001, as operating income, excluding unusual items, increased from breakeven to $9 million in the Acetyls business segment, but was down by $1 million or 5% in the Titanium Dioxide and Related Products business segment, down by $1 million or 33% in the Specialty Chemicals business segment and down by $1 million in Other operating income compared to the same period of 2001. Operating income trended upward in both the Titanium Dioxide and Related Products and Acetyls business segments compared to the first and second quarters of 2002, as price increases announced during the first half of 2002 were gradually realized during the third quarter.

        Net sales of $411 million for the third quarter of 2002 increased by $18 million or 5% compared to the same period of 2001 primarily due to higher sales volumes in the Titanium Dioxide and Related Products and Acetyls business segments. US dollar prices for many of the Company’s products remained below 2001 levels, although TiO2 and Acetyls prices increased throughout the third quarter of 2002. Certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during the first and second quarters of 2002 were realized in the third quarter. Foreign currency strength against the US dollar, except for the Brazilian real, also contributed to this price improvement.

        Manufacturing costs were generally lower for most of the Company’s products in the third quarter of 2002 as compared with the same period of 2001 due to productivity and reliability improvements, lower cost of natural gas, and the realization of benefits from the Company’s cost-saving initiatives, including the idling of its high-cost sulfate-process TiO2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. Natural gas market prices in the third quarter of 2002 were lower than prices under fixed-price purchase contracts that were in effect for the Acetyls business segment during the third quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the third quarter of 2002.

        Third quarter 2002 Selling, development and administrative (“S,D&A”) costs of $36 million increased by $1 million or 3% from the prior year quarter. Third quarter 2002 compensation expense was $4 million higher compared to the third quarter of 2001 due to higher incentive pay accruals and salary increases. Excluding compensation expense, other S,D&A costs decreased by $3 million or 15% from the prior year quarter, primarily due to the Company’s continuing cost reduction initiatives.

        The Company reported equity income of $4 million for its share of third quarter 2002 income from Equistar, an increase of $28 million compared to a loss of $24 million excluding unusual items for the same quarter last year. The return to profitability at Equistar in the third quarter of 2002 resulted primarily from increased margins due to higher coproduct prices, which reduced feedstock costs, in Equistar’s petrochemicals segment as well as higher prices and improved margins in the polymers segment.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Excluding unusual items, the Company’s net loss for the nine months ended September 30, 2002 and September 30, 2001 was $27 million and $6 million, respectively. The Company’s wholly owned businesses operated at a net loss of $4 million in the first nine months of 2002, compared to net income of $23 million in the first nine months of 2001, excluding unusual items. The Company’s after-tax equity loss from Equistar for the nine months ended September 30, 2002 of $23 million decreased by $6 million or 21% compared to the after-tax equity loss for the same period of 2001, excluding unusual items.

        Operating income for the first nine months of 2002 of $62 million decreased by $30 million or 33% from the first nine months of 2001, excluding unusual items, as operating income decreased by $25 million in the Titanium Dioxide and Related Products business segment and was down by $1 million and $3 million in the Acetyls and Specialty Chemicals business segments, respectively, compared to the same period of 2001. Other operating income and expense not identified with the three separate business segments for the first nine months of 2002 decreased by $1 million compared to the same period of 2001, excluding unusual items.

        Net sales for the nine months ended September 30, 2002 of $1,167 million decreased by $89 million or 7% from the same period of 2001, primarily due to selling prices in the Titanium Dioxide and Related Products and Acetyls business segments that were below 2001 levels. Although prices for many of the Company’s products remained at lower levels compared to the prior year, TiO2 and Acetyls prices have been increasing since the first half of 2002, as certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during the first and second quarters of 2002 were realized during the second and third quarters.

        Manufacturing costs decreased significantly in the first nine months of 2002 as compared with the same period of 2001 due to productivity and reliability improvements, lower cost of natural gas, and the realization of benefits from the Company’s cost-saving initiatives, including the idling of its high-cost sulfate-process TiO2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. The Company did not enjoy the full benefit of lower natural gas prices in the first nine months of 2002, as unfavorable natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 remained in effect through the end of the first quarter of 2002, negatively impacting natural gas purchase costs by approximately $7 million. Those contracts expired at the end of the first quarter of 2002. Market prices for natural gas in the second and third quarters of 2002 were lower than the fixed prices under the purchase contracts in effect during the second and third quarters of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second and third quarters of 2002.

        S,D&A costs in the first nine months of 2002 of $85 million were lower than the prior year by $28 million or 25%, excluding unusual items. The significant reduction in S,D&A costs was achieved primarily through the Company’s cost-reduction initiatives, which included benefits from the Company’s 2001 reorganization and reduction in workforce, reduced external consultant fees, reduced employee travel, and various other cost reductions.

        The Company’s $45 million equity share of losses from Equistar for the first nine months of 2002 was $3 million smaller than the loss reported for the same period last year, excluding unusual items. The improvement in Equistar’s results reflected higher margins in its polymers segment as raw material costs decreased more than product sales prices decreased. The higher polymer margins were partially offset by lower operating profit in Equistar’s petrochemicals segment, as sales prices in that segment decreased more than raw material costs, and higher interest expense, primarily due to the August 2001 refinancing of Equistar’s debt, which included the issuance of fixed rate debt with higher rates of interest compared to the prior year.

Outlook for 2002

        Solid demand for Millennium’s TiO2 and Acetyls products in most markets is supporting previously announced price increases. Accordingly, fourth quarter operating results should be much improved compared to the fourth quarter of 2001for Millennium’s wholly owned businesses. The success and timing of previously announced price increases that have not yet been realized by the end of the third quarter of 2002 will depend upon the continuation of the current pattern of increased year-on-year demand.

        TiO2 sales volume is anticipated to continue to be robust but seasonally lower than the third quarter of 2002, although ahead of last year’s fourth quarter. Price increases gradually obtained during the second and third quarters as well as some portion of recently announced price increases should be in effect for the entire fourth quarter. Additionally, TiO2 operating rates are expected to increase in the fourth quarter of 2002 due to continuing seasonally firm demand and anticipated seasonal inventory building from current levels, lowering per-unit costs. Although Acetyls volume and price should remain strong in the fourth quarter, the expected higher costs for natural gas should result in lower profit in the fourth quarter compared to the third quarter of 2002, but much improved from last year’s fourth quarter. The level of natural gas prices will continue to be critical to Acetyls business segment profitability in the fourth quarter of 2002. The Acetyls segment operating profit would be adversely affected if the Company could not pass price increases for key raw materials on to its customers. Fourth quarter operating results in the Specialty Chemicals segment are expected to be similar to the results in the third quarter of 2002.

        While Equistar entered the third quarter of 2002 with good momentum, the latter portion of the quarter was restrained by rising raw material costs and what appears to be some slowing in the pace of the economy’s recovery. Industry supply/demand balances in the ethylene chain have not been adequate to quickly realize price increases that would offset high raw material costs. Global economic and political climates continue to be uncertain. Equistar’s near-term profitability depends on ethylene supply/demand balances and stable raw material costs, and these elements have placed pressure on Equistar’s performance.

Pension Assets and Equity

        Because of the recent declines in the financial markets, Millennium’s US pension plans and some of its foreign pension plans may have an unfunded Accumulated Benefit Obligation (ABO) at the end of 2002. Since the beginning of 2002, the fair value of the pension plan assets has been significantly reduced. If the value of these assets remains unchanged from the value at September 30, 2002, Millennium will need to charge to stockholder’s equity a minimum liability for any unfunded amount and the existing prepaid pension asset related to the affected plans. In this event, the charge to stockholder’s equity would approximate $200 million. Although the reduction in pension trust assets could reduce profitability and increase the need to fund pensions in 2003 and beyond, this would have no immediate impact on Millennium’s results of operations, cash flow or debt covenant compliance.

Segment Analysis

        Segment discussions highlight profitability trends of the Company’s businesses exclusive of unusual items.

Titanium Dioxide and Related Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Net sales	$296	$286	$858	$903
Operating income	21	21	46	39
Operating income, excluding unusual items	21	22	46	71

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Operating income for the third quarter of 2002 of $21 million decreased by $1 million or 5% compared to the same quarter last year, excluding unusual items, as the favorable effects of higher sales volume ($4 million) and lower manufacturing ($1 million) and S,D&A costs ($4 million) during the quarter were slightly more than offset by the impact of lower sales prices ($10 million).

        Sales revenue in the third quarter of 2002 of $296 million increased by $10 million or 3% versus the prior year quarter due to higher sales volume and foreign currency strength against the US dollar, except for the Brazilian real, partially offset by lower average selling prices. The third quarter average TiO2 selling price was 3% below the prior year quarter in US dollar terms and 6% lower in local currencies. Continued competitive pricing and depressed economic conditions held US dollar prices below third quarter 2001 levels in all major geographic regions of the world except Europe. US dollar TiO2 prices in the third quarter were higher than prices in the first and second quarters of 2002 in all major geographic regions except Central and South America, reflecting gradual realization of the worldwide price increases for TiO2 previously announced by the Company and most major producers. Since contracts with most of the Company’s large-volume TiO2 customers include periods of price protection, the full effect of the price increases was not fully realized during the third quarter of 2002. In US dollar terms, third quarter 2002 prices in Central and South America were significantly lower than the same quarter last year and lower than the first and second quarters of 2002 due to continued weakness of the Brazilian real against the US dollar.

        TiO2 sales volume for the third quarter of 2002 was 7% higher than the prior year quarter, primarily due to increases in Asia/Pacific, Europe and Central and South America. Sales volume was flat in North America. Coatings and plastics sales volume increased compared to the same quarter last year as these markets continue to recover. Sales volume was down in the paper market, which continued to be depressed in all major geographic regions, except Europe, due to poor economic conditions and the Company’s election to reduce its participation in the fine paper markets due to unacceptable margins.

        TiO2 manufacturing cost per metric ton in the third quarter of 2002 was 1% lower than the same quarter last year. Productivity and reliability improvements, cost-cutting initiatives, lower utility costs, and higher fixed cost absorption due to increased production were partially offset by higher maintenance spending and the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar. In addition, the idling of the high-cost Hawkins Point, Maryland sulfate-process plant, which was still in operation in the third quarter of 2001, had a favorable impact on manufacturing costs compared to the prior year quarter. The overall operating rate of the Company’s TiO2 plants in the third quarter of 2002 was 90%, up from 87% in the same period last year.

        S,D&A expenses decreased by $4 million or 14% compared to the prior year quarter, primarily due to the Company’s ongoing cost reduction initiatives, partially offset by higher compensation expense.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Operating income in the TiO2 and Related Products business segment for the first nine months of 2002 of $46 million decreased by $25 million or 35% compared to the same period last year, excluding unusual items. The decrease was primarily due to significantly lower sales prices ($90 million), partially offset by higher sales volume ($10 million) and lower manufacturing ($28 million) and S,D&A costs ($27 million).

        Sales revenue in the first nine months of 2002 of $858 million decreased by $45 million or 5% compared to the same prior year period due to lower average selling prices partially offset by higher sales volume. In 2002, the average TiO2 selling price for the nine month period was 10% below the average price in the prior year period both in US dollar terms and in local currencies. Continued competitive pricing and depressed economic conditions held prices below 2001 levels in all major TiO2 markets and in all major geographic regions of the world. However, US dollar TiO2 prices in the third quarter were higher than prices in the first and second quarters of 2002 in all major geographic regions except Central and South America reflecting gradual realization of the worldwide price increases for TiO2 previously announced by the Company and most major producers. Since contracts with most of the Company’s large-volume TiO2 customers include periods of price protection, the full effect of the price increases was not fully realized during the first nine months of 2002. In US dollar terms, third quarter 2002 prices in Central and South America were significantly lower than the first and second quarters of 2002 due to continued weakness of the Brazilian real against the US dollar.

        During the first nine months of 2002, TiO2 sales volume was 5% higher than the same prior year period. Sales volume was up in Asia/Pacific and in Europe from the same period last year, flat in North America and down in Central and South America. Volume was up in coatings and plastics as these markets continue to recover. Volume was down in the paper market, which continues to be depressed in all major geographic regions, except Europe, due to poor economic conditions and as a result of the Company’s decision to reduce its participation in certain fine paper markets due to unacceptable margins.

        TiO2 manufacturing cost per metric ton for the first nine months of 2002 was 5% lower than the same period last year. Productivity and reliability improvements, lower utility costs, cost-cutting initiatives and higher fixed cost absorption due to slightly increased production were partially offset by the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar. In addition, the idling of the high-cost Hawkins Point, Maryland sulfate-process plant, which was still in operation in the first nine months of 2001, had a favorable impact on manufacturing costs compared to the prior year. The overall operating rate of the Company’s TiO2 plants in the first nine months of 2002 was 87%, up from 86% in the same period last year.

        S,D&A expenses in the first nine months of 2002 were lower by $28 million or 29% compared to the first nine months of 2001. The significant reduction in S,D&A costs was achieved primarily through the Company’s ongoing cost reduction initiatives.

Acetyls

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Net sales	$91	$85	$239	$282
Operating income (loss)	9	(3)	6	(6)
Operating income, excluding unusual items	9	--	6	7

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Acetyls operating income for the three months ended September 30, 2002 of $9 million increased from breakeven in the third quarter of 2001, excluding unusual items. The increase was primarily due to lower production costs ($12 million) and higher sales volume ($1 million), partially offset by lower selling prices ($1 million) and higher S,D&A costs ($3 million).

        Net sales of $91 million increased by $6 million or 7% primarily due to significantly higher sales volume than prior year levels. Overall, sales volume was up 8% over the third quarter of 2001, driven primarily by strong acetic acid demand due to competitor outages and growth in the purified terephthalic acid business, for which acetic acid is a reaction medium.

        Price increases took effect during the third quarter of 2002; however prices remained below the third quarter of 2001 levels. Acetyls prices were down in US dollar terms by 3% from the third quarter of 2001 due to the market effect of lower ethylene and natural gas prices. Acetyls prices in the third quarter were higher than the first and second quarters of 2002 in all major geographic regions, reflecting realization of the worldwide price increases announced by the Company and most other major producers during the first and second quarters of 2002.

        Production costs per metric ton were 20% lower for Acetyls products in comparison to the third quarter of 2001 primarily due to lower feedstock costs, particularly natural gas, and higher fixed cost absorption due to increased production resulting from stronger market demand. Natural gas market prices in the third quarter of 2002 were lower than prices under fixed-price purchase contracts that were in effect for the Acetyls business segment during the third quarter of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the third quarter of 2002 compared to the prior year quarter.

        Third quarter 2002 S,D&A expenses in the Acetyls business segment were $3 million higher than the same period of 2001, primarily due to higher legal costs and compensation expense.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Acetyls operating income for the first nine months of 2002 of $6 million decreased by $1 million or 14% compared to the same period of 2001, excluding unusual items. The decrease was primarily due to lower selling prices ($69 million), partially offset by lower production costs ($60 million) and higher sales volume ($8 million).

        Net sales of $239 million decreased by $43 million or 15%, primarily due to selling prices that were significantly below prior year levels. Acetyls prices were down in comparison to the same prior year period in US dollar terms by 24% due to the market effect of lower ethylene and natural gas prices. Acetyls prices in the third quarter were higher than the first and second quarters of 2002 in all major geographic regions reflecting realization of the worldwide price increases announced by the Company and most other major producers during the first and second quarters of 2002. Overall, Acetyls sales volume was up 11% over the first nine months of 2001 driven primarily by strong acetic acid demand.

        Production costs per metric ton for Acetyls products were down 28% in comparison to the first nine months of 2001. Costs decreased due to lower feedstock costs and higher fixed cost absorption due to increased production. The Company did not enjoy the full benefit of lower natural gas prices in the first nine months of 2002, as unfavorable natural gas fixed-price purchase contracts entered into by the Acetyls business segment in 2001 remained in effect through the end of the first quarter of 2002, negatively impacting natural gas purchase costs by approximately $7 million, while the unfavorable effect on purchase costs for the first nine months of 2001 was approximately $11 million. Those contracts expired at the end of the first quarter of 2002. Market prices for natural gas in the second and third quarters of 2002 were lower than the fixed prices under the purchase contracts in effect during the second and third quarters of 2001, resulting in a lower cost to the Acetyls business for its gas purchases in the second and third quarters of 2002.

Specialty Chemicals

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Net sales	$24	$22	$70	$71
Operating income	2	3	8	10
Operating income, excluding unusual items	2	3	8	11

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Specialty Chemicals operating income for the third quarter of 2002 of $2 million decreased by $1 million or 33% from the prior year third quarter. The decrease was primarily due to higher manufacturing ($2 million) and S,D&A costs ($1 million) and lower sales volume ($2 million), partially offset by higher selling prices ($4 million).

        Net sales of $24 million increased by $2 million or 9%, as the average price in US dollar terms for all product lines was up 19% from the same quarter last year, partially due to proportionally higher sales of higher-priced products in 2002 such as aromatic components, flavor ingredients and coolants, as well as the introduction of new products in 2002 such as l-carvone, a flavor ingredient that is the primary component in spearmint oil. Sales volume was down 8% from the third quarter of 2001 due to significant competitive pressure.

        The average cost of crude sulfate turpentine (“CST”), the principal raw material for the business, was flat with the same period of 2001. Third quarter 2002 manufacturing costs increased by 12% compared to the third quarter of 2001, primarily due to increased costs for scheduled plant repairs and maintenance, production of higher-cost products and lower fixed cost absorption due to reduced production volume.

        S,D&A expenses for the third quarter of 2002 were higher by $1 million or 21% compared to the prior year quarter, primarily due to higher compensation expense.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Specialty Chemicals operating income for the first nine months of 2002 of $8 million decreased by $3 million or 27% from the same period of 2001, excluding unusual items. The decrease was primarily due to lower sales volume ($16 million) and higher manufacturing costs ($3 million) partially offset by higher selling prices ($15 million) and lower S,D&A costs ($1 million).

        Net sales of $70 million decreased by $1 million or 1%, as sales volume was down 18% from the first nine months of 2001 due to significant competitive pressure and the global economic slowdown. The average price in US dollar terms for all product lines was up 23% from last year, partially due to proportionally higher sales of higher-priced products in 2002 such as aromatic components, flavor ingredients and coolants, as well as the introduction of new products in 2002 such as l-carvone, a flavor ingredient that is the primary component in spearmint oil.

        The average cost of CST was flat with the same period of 2001. Manufacturing costs for the first nine months of 2002 were 8% higher compared to the same period of 2001, primarily due to increased costs for scheduled and unscheduled plant repairs and maintenance, production of higher cost products and lower fixed cost absorption due to reduced production volume.

        S,D&A expenses for the first nine months of 2002 were lower by $1 million or 13% compared to the prior year. This reduction was achieved through the Company’s continuing cost reduction initiatives, partially offset by higher compensation expense.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Operating income	$1	$2	$7	$3
Operating income excluding unusual items	1	2	2	3

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Other operating income and expense not identified with the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. Net operating income for the third quarter of 2002 was $1 million less than the third quarter of 2001.

Nine Months Ended September 30, 2002 \Compared to the Nine Months Ended September 30, 2001

        Net operating income in the Other segment for the first nine months of 2002 was $1 million less than the first nine months of 2001, excluding a $5 million adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Equistar

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Millions)
Equity in income (loss)	$4	$(26)	$(45)	$(61)
Equity in income (loss) excluding unusual items	4	(24)	(45)	(48)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        The Company recorded equity income from Equistar of $4 million in the third quarter of 2002 compared to an equity loss of $24 million last year, excluding unusual items. Equistar’s net income of $22 million for the third quarter of 2002 was an improvement of $93 million compared to Equistar’s net loss of $71 million for the third quarter of 2001, excluding unusual items.

        Equistar’s petrochemicals segment had operating income of $96 million for the third quarter of 2002 compared to $29 million for the third quarter of 2001. The $67 million increase was primarily due to higher coproduct prices in the third quarter of 2002 compared to the third quarter of 2001. The higher coproduct prices more than offset decreases in ethylene sales prices and increases in the cost of raw materials, particularly heavy liquids, resulting in higher margins in the petrochemicals segment in the third quarter of 2002 compared to the third quarter of 2001.

        Equistar’s polymers segment had operating income of $6 million in the third quarter of 2002 compared to a $26 million operating loss in the third quarter of 2001. The $32 million increase in operating income was the result of higher margins due to decreased raw material costs and slightly higher average sales prices compared to the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        An equity loss from Equistar of $45 million was recorded for the first nine months of 2002 compared to an equity loss of $48 million for the same period last year, excluding unusual items. Equistar’s net loss of $132 million for the first nine months of 2002 decreased by $7 million compared to Equistar’s net loss of $139 million for the first nine months of 2001, excluding unusual items.

        Equistar’s petrochemicals segment had operating income of $151 million for the first nine months of 2002 compared to $225 million in the first nine months of 2001. Operating income decreased by $74 million as sales prices decreased more than raw material costs, resulting in lower margins in the first nine months of 2002 compared to the same period of 2001.

        Equistar’s polymers segment had an operating loss of $41 million for the first nine months of 2002 compared to a $138 million operating loss for the comparable period of 2001. The $97 million reduction in losses was the result of higher margins and, to a lesser extent, higher sales volume. Margins were higher in the first nine months of 2002 as decreases in polymer sales prices were less than decreases in polymer raw material costs compared to the first nine months of 2001.

Liquidity and Capital Resources

        Cash provided by operating activities for the nine months ended September 30, 2002 was $52 million compared to $67 million of cash provided in the same period of 2001. The $15 million decrease was primarily due to unfavorable movements in trade receivables and trade accounts payable during the first nine months of 2002 compared to the same prior year period ($73 million), partially offset by higher operating income before depreciation and amortization ($14 million), receipts of income tax refunds ($19 million), proceeds from termination of interest rate swaps ($12 million) and favorable changes in various other assets and liabilities ($13 million) for the first nine months of 2002 compared to the prior year period.

        Cash used in investing activities was $43 million in the first nine months of 2002 compared to $80 million used in the same period of 2001. Capital expenditures totaled $43 million in the nine months ended September 30, down from $85 million for the same period last year. Full year capital spending is expected to be approximately $60 million to $65 million in 2002 compared to $97 million in 2001.

        Cash used in financing activities was $2 million for the first nine months of 2002 compared to $6 million used in the first nine months of 2001. The 2002 period reflects $24 million of net borrowings versus $20 million of net borrowings in the 2001 period. Dividends paid to shareholders totaled $26 million in the first nine months of both 2002 and 2001. The Company did not receive any cash distributions from Equistar in the first nine months of 2002 or during the year 2001 and such distributions are not expected until profit levels at Equistar improve.

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

        The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 million additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 8.25 to 1.00 for the third quarter of 2002, 7.25 to 1.00 for the fourth quarter of 2002, 5.75 to 1.00 for the first quarter of 2003, 4.75 to 1.00 for the second quarter of 2003, 4.50 to 1.00 for the third and fourth quarters of 2003, and 4.00 to 1.00 for January 1, 2004 and thereafter, and an Interest Coverage Ratio of no less than 1.60 to 1.00 for the third quarter of 2002, 1.90 to 1.00 for the fourth quarter of 2002, 2.25 to 1.00 for the first quarter of 2003, 2.50 to 1.00 for the second, third and fourth quarters of 2003, and 3.00 to 1.00 for January 1, 2004 and thereafter. The Company was in compliance with these amended covenants at September 30, 2002. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance.

        The indenture governing the Company’s $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2002, any reduction in CNTA below approximately $1.5 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.2 billion at September 30, 2002.

        The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and, (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and, (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50 percent of the Company’s Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100 percent of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and, (iii) 50 percent of any cash distributions received from Equistar. As of November 14, 2002, the amount of such future restricted payments the Company is permitted to make is approximately $18 million after taking into account the common stock dividend declared for the fourth quarter of 2002. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company’s ability to incur additional indebtedness and the Company’s ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody’s and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

        At September 30, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

        The Company is currently rated BBB- by S&P and Ba1 by Moody’s. The Company’s investment grade rating was placed on negative outlook by S&P on October 1, 2001. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. If the Company were to be downgraded by S&P, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments. Based on current market prices of these instruments, the Company could be required to place an additional $3 million on deposit with the counterparty of these transactions. In addition, the Company could be required to provide a $2.5 million letter of credit in accordance with a real estate lease. Obtaining this letter of credit could result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

        The Company’s focus for the remainder of 2002 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company’s cash requirements. At October 31, 2002, the Company had $11 million outstanding (no outstanding borrowings, and outstanding letters of credit of $11 million) under the Credit Agreement and, accordingly, had $164 million of unused availability under such facility at October 31, 2002. In addition, the Company had $49 million outstanding under the Term Loans at October 31, 2002. Additionally, at October 31, 2002, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $45 million.

Critical Accounting Policies

        The preparation of the Company’s financial statements requires management to apply accounting principles generally accepted in the United States of America to the Company’s specific circumstances and make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The critical accounting policies discussed in the Company’s most recent Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 are updated as follows:

        Goodwill – Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. In June 2001, the FASB issued SFAS No. 142. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. The Company and Equistar adopted this standard on January 1, 2002. Accordingly, the Company reported a charge for the cumulative effect of an accounting change of $275 million in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Additionally, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital, which the Company also reported as a charge for the cumulative effect of an accounting change. The Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company because most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639 million. Amortization expense for the three months and nine months ended September 30, 2001 for goodwill that was recorded on the Company’s balance sheet was $4 million and $10 million, respectively. Additionally, the Company’s share of amortization expense reported by Equistar for the three months and nine months ended September 30, 2001 for its goodwill, included in Equity in income (loss) of Equistar, was $2 million and $7 million, respectively.

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

Item 4. Controls and Procedures

(a)      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material developments with respect to the Company’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001, as amended, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, as amended, and June 30, 2002, except as described below.

        A subsidiary of the Company settled a number of asbestos cases during the third quarter. Accordingly, with respect to active, premises-based claims alleging exposure of employees of third-party contractors or subcontractors to asbestos-containing materials, the subsidiary is now one of a number of defendants in fewer than 85 cases. With respect to inactive premises-based claims (where the courts placed such claims on a formal registry but for which no legal obligations have arisen and no defense costs have been incurred), the subsidiary is now one of a number of defendants in only one such case. Other subsidiaries and alleged former subsidiaries of the Company are among a number of defendants in fewer than 50 active, premises-based asbestos claims.

        On October 29, 2002, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on Rhode Island buildings constitutes a “public nuisance.” The court has yet to rule on motions for judgment as a matter of law filed by both sides during the trial. The court could grant summary judgment in favor of either party, or deny both sides’ motions, allowing the mistrial to stand. Should the mistrial stand, the State of Rhode Island may seek a new trial.

        In addition, on November 4, 2002, the court in In Re Lead Paint Litigation, Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702 (the consolidated lead-based paint litigation involving 24 New Jersey municipalities), the court granted the motion to dismiss the litigation made by the defendants (including a current Company subsidiary) and dismissed with prejudice all claims related to the litigation. The plaintiffs may decide to file an appeal. The Company’s defense costs to date largely have been covered by insurance.

        In addition, during 2002, the Company, its subsidiaries, or alleged predecessor companies were dismissed from the following lead-based paint and lead pigment cases: Joan Young, et al v. Lead Industries Association, Inc., et al, filed on February 14, 2002, in the Circuit Court, Baltimore, Maryland; Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al, filed on March 14, 2002, in the Circuit Court, Cook County, Illinois; Spring Branch Independent School District v. Lead Industries Association, Inc., et al, filed on June 17, 2002, in the District Court, Harris County, Texas; and Jefferson County School District v. Lead Industries Association, Inc., et al, filed on October 4, 2002, in the Circuit Court, Jefferson County, Mississippi.

        The following additional lead-based paint and lead pigment cases were filed in 2002: Brownsville Independent School District v. Lead Industries Association, Inc., et al, filed on May 28, 2002, in the District Court, Cameron County, Texas; Frederick Moore and Virginia Moore v. The Glidden Company, et al, filed on June 17, 2002, in the Court of Common Pleas, Hamilton County, Ohio; Mark Ludwigsen v. NL Industries, Inc., et al, filed on July 18, 2002, in the Supreme Court, County of Kings, New York; and City of Chicago v. American Cyanamid Company, et al, filed on September 5, 2002, in the Circuit Court, Cook County, Illinois. All of these proceedings are in various pre-trial stages.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - None.
(b)	Reports on Form 8-K.
Current Reports on Form 8-K dated July 31, 2002 (as amended August 1, 2002), August 7, 2002, August 14, 2002, September 24, 2002 and October 30, 2002 (as amended October 30, 2002) were filed during the quarter ended September 30, 2002 and through the date hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: November 14, 2002

MILLENNIUM CHEMICALS INC.
By: _/S/ JOHN E. LUSHEFSKI__________________
John E. Lushefski
Senior Vice President and Chief Financial Officer
(as duly authorized officer and principal financial officer)

CERTIFICATIONS

I, William M. Landuyt, Chairman, Chief Executive Officer and President of Millennium Chemicals Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Millennium Chemicals Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002

________/S/ WILLIAM M. LANDUYT________
William M. Landuyt
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

I, John E. Lushefski, Senior Vice President and Chief Financial Officer of Millennium Chemicals Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Millennium Chemicals Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002

________/S/ JOHN E. LUSHEFSKI________
John E. Lushefski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)