Form 10-K/A
period 2001-12-31
MILLENNIUM CHEMICALS INC
filed 2002-11-26
CIK 1018099

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                                 --------------
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO
                                  -------------------    -------------------

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

================================================================================

                                EXPLANATORY NOTE

         Millennium Chemicals Inc. (the "Company") is filing this amendment to its Form 10-K for the fiscal year ended December 31, 2001 to revise the information in Part I, Item 1 (Business); Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations); and
Part II, Item 8 (Financial Statements and Supplementary Data). The only revisions to the Company's Form 10-K are as follows:

     o In Item 1, the fourth and fifth paragraphs on page 4 of the original Form 10-K have been revised, and the second paragraph under "Specialty Chemicals" on page 10 of the original 10-K have been expanded, becoming the second and third paragraphs in the revised text under such heading.

     o In Item 7, under the heading "Segment Analysis," revisions have been made to quantify the factors affecting operating profit of each of the Company's three business segments. Such revisions have been made to the first and/or second paragraphs of each subsection headed "2001 Verses 2000" and "2000 Verses 1999."

     o In Item 8, revisions have been made to Note 10 to revise the table on page 66 of the original 10-K disclosing the assumptions used in the measurement of the Company's benefit obligations and to add a new sentence below this table. In addition, Note 15 has been added. Please note that the information in Note 15 was also included in its entirety in Part II, Item 6 of the original Form 10-K.

     o Part IV, Item 14 has been revised to add Exhibits 23.5 and 23.6, the Consents of PricewaterhouseCoopers LLP.

         Items 1, 7, 8 and 14, as revised, are hereby provided in their entirety.

                                TABLE OF CONTENTS

     Item                                                                                             Page
     ----                                                                                             ----
                                                   PART I

      1. Business..................................................................................      5

                                                  PART II

      7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................................      23

      8. Financial Statements and Supplementary Data...............................................     39

                                                  PART IV

     14. Exhibits, Financial Statement Schedule and Reports on Form 8-K............................     68

         Signature.................................................................................     73

         Certifications............................................................................     73

Disclosure Concerning Forward-Looking Statements

       The statements in this Annual Report on Form 10-K (the "Annual Report") that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the "Company") or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

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

       Some of these Cautionary Statements are discussed in more detail under "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

                                     PART I

Item 1. Business

       The Company is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

       The Company has three business segments: Titanium Dioxide and Related Products; Acetyls; and Specialty Chemicals. The Company also owns a 29.5% interest in Equistar, a joint venture owned by the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation ("Occidental"). The Company accounts for its interest in Equistar as an equity investment.

       The Company has leading market positions in the United States and the world:

       o Through its Titanium Dioxide and Related Products business segment, the Company is the second-largest producer of titanium dioxide ("TiO[u]2") in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. The Company is also the largest merchant seller of titanium tetrachloride ("TiCl[u]4") in North America and Europe and a major producer of zirconia, silica gel and cadmium-based pigments;

       o Through its Acetyls business segment, the Company is the second-largest producer of vinyl acetate monomer ("VAM") and acetic acid in North America;

       o Through its Specialty Chemicals business segment, the Company is a leading producer of terpene-based fragrance and flavor chemicals;

       o Through its 29.5% interest in Equistar, the Company is a partner in the second-largest producer of ethylene and the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty petrochemicals.

         In 2001, to lower costs and facilitate the sharing of best practices, the Company refocused its operations from a divisional model, with separate functional organizations within each division, to a single company model. The Company now has a centralized Shared Services organization responsible for providing finance, human resources, certain manufacturing services, research and development, strategic planning, supply chain, legal, information technology, quality, safety, health and environmental services to all Company businesses. In addition, the Company refocused its management strategy based on "Operational Excellence" and "Growth and Development" models. The Operational Excellence strategy focuses on optimizing cash flow and disciplined growth for the Company's more mature businesses. The Company's high-volume TiO[u]2 and acetyls business, as well as its interest in Equistar, are managed pursuant to the Operational Excellence strategy. The Growth and Development strategy focuses on developing the Company's current and prospective higher margin, higher growth-potential businesses to achieve operating margins that exceed chemical industry averages. The businesses within the Company's Specialty Chemicals segment, as well as the specialty and performance chemicals businesses within the Titanium Dioxide and Related Products segment, are managed pursuant to the Growth and Development strategy.

       Regarding the Company's legal structure, the Company's wholly owned businesses are operated through Millennium Inorganic Chemicals Inc. (collectively, with its non-United States affiliates, "Millennium Inorganic Chemicals"), Millennium Petrochemicals Inc. ("Millennium Petrochemicals") and Millennium Specialty Chemicals Inc. ("Millennium Specialty Chemicals"). In addition to its 29.5% interest in Equistar, the Company also owns an 85% interest in La Porte Methanol Company, L.P. (the "La Porte Methanol Company"), a Delaware limited partnership that is included in the Company's Consolidated Financial Statements, which owns a methanol plant located in La Porte, Texas, and certain related facilities that were contributed to the partnership by Millennium Petrochemicals.

       The Company was incorporated in Delaware on April 18, 1996. The Company's principal executive offices are located at 230 Half Mile Road, Red Bank, NJ 07701. Its telephone number is (732) 933-5000 and its fax number is (732) 933-5240. Its website is http://www.millenniumchem.com.

       In this Annual Report: (i) references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires;
(ii) references to "tpa" are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds); and, (iii) references to the Company's and Equistar's annual rated, processing or production capacity are based upon engineering assessments made by the Company and Equistar, respectively. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

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

                               Principal Products

       The following is a description of the principal products of the Company's business segments:


                        Product                                                       Uses
                        -------                                                       ----
Titanium Dioxide and Related Products:

   Titanium dioxide ("TiO[u]2")..........................   A white pigment used to provide whiteness,
                                                            brightness and opacity in paint and coatings,
                                                            plastics, paper and elastomers.

   Titanium tetrachloride("TiCl[u]4")....................   The intermediate product used in making TiO[u]2.
                                                            TiCl[u]4 is also used for: the manufacture of
                                                            titanium metal, which is used to make a wide
                                                            variety of products including eyeglass frames,
                                                            aerospace parts and golf clubs; the manufacture of
                                                            catalysts and specialty pigments; and, as a
                                                            surface treatment for glass.

   Zirconium-based compounds and chemicals...............   Chemicals used in coloring for ceramics, in
                                                            pigment surface treatment, solid oxide fuel cells
                                                            and to enhance optics.

   Ultra-fine TiO[u]2....................................   Nanoparticle and ultra-fine products used in
                                                            optical, electronic, catalyst and ultra-violet
                                                            absorption applications.


   Silica gel............................................   Inorganic product used to reduce gloss and control
                                                            flow in coatings. Also used to stabilize and
                                                            extend the shelf life of beer, plastic films,
                                                            powdered food products and pharmaceuticals.


   Cadmium-based pigments................................   Inorganic colors used in engineered plastics,
                                                            artists' colors, ceramics, inks, automotive
                                                            refinish coatings, coil and extrusion coatings,
                                                            aerospace coatings and specialty industrial
                                                            finishes.

Acetyls:
   Vinyl acetate monomer ("VAM").........................   A petrochemical product used to produce adhesives,
                                                            water-based paint, textile coatings, paper
                                                            coatings and a variety of polymer products.


   Acetic acid...........................................   A feedstock used to produce VAM, terephthalic acid
                                                            (used to produce polyester for textiles and
                                                            plastic bottles), industrial solvents, and a
                                                            variety of other chemicals.

   Methanol..............................................   A feedstock used to produce acetic acid; methyl
                                                            tertiary butyl ether ("MTBE"), a gasoline
                                                            additive; formaldehyde; and, several other
                                                            products. The Company is a producer of methanol
                                                            through its 85% interest in La Porte Methanol
                                                            Company.


                        Product                                                       Uses
                        -------                                                       ----
Specialty Chemicals

   Terpene fragrance chemicals........................      Individual components that are blended to make
                                                            fragrances used in detergents, soaps, perfumes,
                                                            personal-care items and household goods.

   Terpene flavor chemicals...........................      Individual components that are blended to impart
                                                            or enhance flavors used in toothpaste, chewing gum
                                                            and other consumer products.


       For a description of Equistar's principal products, see "Equity Interest in Equistar," below.

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

                  Millennium Chemicals' TiO[u]2 Rated Capacity
                             (metric tons per annum)


       Process                                   Capacity
       -------                                   --------
       Chloride...........................        505,000            73%
       Sulfate............................        185,000            27%
                                                  -------           ---
            Total.........................        690,000           100%

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

       TiO[u]2 producers process titaniferous ores to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO[u]2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The newer chloride process is a high -- temperature process in which chlorine is used to extract TiO[u]2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO[u]2 pigment has been produced by either the chloride or sulfate process, it is "finished" into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

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

       Titanium-bearing ores used in the TiO[u]2 extraction process (ilmenite, natural rutile and leucoxene) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat ilmenite to extract iron and other minerals and produce slag or synthetic rutile with higher TiO[u]2 concentrations, resulting in lower amounts of wastes and by-products during the TiO[u]2 production process. Ores are shipped by bulk carriers from terminals in the country of origin to TiO[u]2 production plants, usually located near port facilities. The Company obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, Ukraine and Norway, generally pursuant to one-- to three-year supply contracts expiring in 2002 through 2005. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 82% of the titanium ores and upgraded titaniferous raw materials purchased by the Company in 2001.

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

       The global markets in which the Company's Titanium Dioxide and Related Products business segment operates are all highly competitive. The Company competes primarily on the basis of price, product quality and service. Certain of the Company's competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO[u]2. The Company is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. The Company's major competitors are E. I. DuPont deNemours and Company ("DuPont"); Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ("Kerr-McGee Chemicals"), a unit of Kerr-McGee Corporation; Huntsman Tioxide ("Huntsman"), a business segment of Huntsman International LLC; and, Kronos, Inc. ("Kronos"), a unit of NL Industries Inc. Collectively, DuPont, the Company, Huntsman, Kronos, and Kerr-McGee Chemicals account for approximately three-quarters of the world's production capacity.

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

Related Products

       The Company produces a number of specialty and performance TiO[u]2 -- related products, some of which are manufactured at dedicated plants and others of which are manufactured at plants that also produce other TiO[u]2 products.

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

       Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's SiLCRON 'r' brand of fine-particle silica is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON 'r' is also used in food and pharmaceutical applications. SiL-PROOF 'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica is distributed in dry form in palletized bags by truck and ocean carrier.

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

                                     Acetyls

       The following table sets forth information concerning the annual production capacity, as of the date of this report, of the Company's principal Acetyls products:

                  Millennium Chemicals' Acetyls Rated Capacity
                         (millions of pounds per annum)


       Product                                                    Capacity
       -------                                                    --------
       Vinyl Acetate Monomer...................................         850
       Acetic Acid.............................................       1,000


       In addition, the Company owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see "La Porte Methanol Company," below.

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

       The Company's principal competitors in the VAM business are Celanese AG ("Celanese"), BP P.L.C. ("BP"), The Dow Chemical Company ("Dow"), Acetex Chemie S.A., a subsidiary of Acetex Corporation ("Acetex") and Dairen Chemical Corporation.

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

       The principal starting feedstocks for the production of acetic acid are carbon monoxide and methanol. The Company purchases its carbon monoxide from Linde AG ("Linde") pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the Company's synthesis gas ("syngas") plant, which is leased by Linde from the Company pursuant to a long-term lease that commenced on January 18, 1999. La Porte

Methanol Company, 85% owned by the Company, supplies all of the Company's requirements for methanol. (See "La Porte Methanol Company," below.)

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

         The Company operates manufacturing facilities in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of crude sulfate turpentine ("CST"), the Company's key raw material for producing fragrance ingredients. Through fractionation, the molecular components of CST are separated by distillation into relatively pure individual materials such as alpha- and beta-pinene. The Company believes it is the largest purchaser and distiller of CST in the world based on the amount of CST processed. Sophisticated chemical processes are then used to produce a number of fragrance and flavor ingredients.

       The Jacksonville facility also produces synthetic pine oil, anethole, 1-carvone and coolants. Synthetic pine oil is an active ingredient in cleaning products. Anethole is a flavor ingredient and sweetener used in mint formulations primarily in the oral care market. l-carvone and coolants are each flavor ingredients. 1-carvone is the primary component in spearmint oil. Coolants are used in confectionery, oral care and other food applications. The Brunswick site produces linalool and geraniol from the alpha-pinene component of CST. Linalool is a fragrance ingredient used in a wide range of fragrance applications including soaps, detergents and fine fragrances, and geraniol is a fragrance rose alcohol used in soaps, detergents and fine fragrances. Linalool and geraniol are produced utilizing a proprietary and, the Company believes, unique technology. The Company believes this technology provides a significant advantage in raw material availability and quality. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance ingredients including citral, citronellol and dimethyloctanol. The Company believes, based on production capacity, it operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over five million pounds. Dihydromyrcenol is a terpene-based fragrance ingredient used in soaps and fine fragrances.

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

                            Research and Development

       The Company's expenditures for research and development totaled $20 million, $26 million and $26 million in 2001, 2000 and 1999, respectively. Research and development expense decreased by approximately $6 million from 2000 to 2001 due to the Company's efforts to reduce selling, development and administrative ("S,D&A") costs in the current economic environment. The Company conducts research at facilities in Baltimore, Maryland; Stallingborough, United Kingdom; Bunbury, Western Australia; and Jacksonville, Florida. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

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

       Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former ethylene, polyethylene, ethanol and related products business to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of Occidental's chemicals subsidiary. On January 31, 2002, Lyondell and Occidental, the Company's partners in Equistar, announced that they had agreed in principle on a proposed transaction whereby Occidental would sell its 29.5% equity interest in Equistar to Lyondell. If completed, this would bring Lyondell's ownership interest in Equistar to 70.5%, with the Company holding the remaining 29.5% interest. These transactions are subject to negotiation, completion and execution of definitive documentation, compliance with the applicable provisions of the Amended and Restated Limited Partnership Agreement of Equistar (the "Equistar Partnership Agreement") and the Amended and Restated Parent Agreement of Equistar (the "Equistar Parent Agreement"), approval by the Boards of Directors of Lyondell and Occidental, approval by Lyondell's stockholders and other customary conditions. There can be no assurance that the proposed transaction will be completed. See the description of the Equistar Partnership Agreement and Equistar Parent Agreement in "Equity Interest in Equistar -- Management of Equistar; Agreements between Equistar, Lyondell, Occidental and the Company".

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

Equistar's Petrochemical Business Unit

       Equistar produces petrochemicals at twelve facilities located in six states. Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefin plants use petroleum liquids, including naphtha, condensates and gas oils (collectively, "Petroleum Liquids"), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, "NGLs"). The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil and piperylenes. Olefin plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefin plants that are restricted in their raw material processing capability to NGLs. Equistar's Channelview and Corpus Christi, Texas facilities can process 100% and 70% Petroleum Liquids, respectively, or up to 80% and 70%

NGLs, respectively, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

       Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and, La Porte, Texas plants are designed to use primarily NGLs, which primarily produce ethylene with some co-products, such as propylene. Equistar's La Porte, Texas facility can process heavier NGLs such as butane and natural gasoline. A comprehensive pipeline system connects Equistar's Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically from a wide variety of sources. The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangements. Equistar obtains a portion of its olefin raw material requirements from LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ("LCR"), at market-related prices. Raw materials are shipped via vessel and pipeline.

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

       The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product:


       Product                                                                 Annual Capacity
       -------                                                                 ---------------
       Olefins:
          Ethylene............................................................ 11.6 billion pounds(a)
          Propylene........................................................... 5.0 billion pounds(a)(b)
          Butadiene........................................................... 1.2 billion pounds

       Oxygenated Products:
          Ethylene oxide...................................................... 1.1 billion pounds
          Ethylene glycol..................................................... 1.0 billion pounds
          Ethylene oxide derivatives.......................................... 225 million pounds
          MTBE................................................................ 284 million gallons(c)
          Ethanol ............................................................ 50 million gallons

       Aromatics:
          Benzene............................................................. 310 million gallons
          Toluene............................................................. 66 million gallons

       Specialty Products:
          Dicyclopentadiene................................................... 130 million pounds
          Isoprene............................................................ 145 million pounds
          Resin oil........................................................... 150 million pounds
          Piperylenes......................................................... 100 million pounds
          Alkylate............................................................ 337 million gallons(d)
          Diethyl ether....................................................... 5 million gallons

--------------
(a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001.
(b) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.
(c) Includes up to 44 million gallons/year of capacity operated for the benefit of LCR.
(d) Includes up to 172 million gallons/year of capacity operated for the benefit of LCR.

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

       The bases for competition in Equistar's petrochemical products are price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ("Chevron Phillips"), Dow, ExxonMobil Chemical Company ("ExxonMobil"), Huntsman Chemical Company, NOVA Chemicals Corporation ("NOVA Chemicals") and Shell Chemical Company. Industry consolidation has concentrated the industry in fewer and larger competitors.

Equistar's Polymer Business Unit

       Through facilities located at ten plant sites in five states, Equistar's polymer business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

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

       The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell, Occidental and the Company include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof) (the "Strategic Plan"), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar's partners not contemplated by an approved Strategic Plan or required to achieve or maintain compliance with health, safety and environmental laws if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period, incurring or repaying debt under certain circumstances, issuing or repurchasing partnership interests or other equity securities of Equistar, making certain distributions, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell, Occidental and the Company (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to the Company and Occidental) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

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

       Before the selling partners may consummate a transfer of their partnership interests to a third party under the Equistar Partnership Agreement, the selling partners must demonstrate that the person willing to serve as the proposed purchaser's guarantor has outstanding indebtedness that is rated investment grade by Moody's Investor's Services, Inc. ("Moody's") and Standard & Poor's ("S&P"). If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the Equistar Partnership Agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partners and to Equistar substantially in the form of the Equistar Parent Agreement.

       Equistar Parent Agreement: Without the consent of each of Lyondell, Millennium, Oxy CH Corporation ("Oxy CH") and Occidental Chemical Holding Corporation (collectively, the "Ownership Parents"), no Ownership Parent may transfer less than all of its interests in the entities that hold its general partnership and limited partnership interests in Equistar (the "Partner Sub Stock") except in compliance with the following provisions.

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

                              Environmental Matters

       The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (the "Environmental Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company's operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

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

       Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the United States Environmental Protection Agency (the "EPA") or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25,000 and $29 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of the year, the EPA took over lead responsibility for the site at the request of the State. Neither the State of Michigan nor the EPA has commented on the draft study. The Company's liability at the site will depend on many factors including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

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

       The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 million and $90 million and has accrued $83 million as of December 31, 2001. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spinoff) on October 1, 1996 (the "Demerger") from Hanson plc ("Hanson") to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which was exceeded in 2001.

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

       The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Natural Resources Conservation Commission (the "TNRCC") submitted a plan to EPA requiring the eight-county Houston/Galveston area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide emissions requiring increased capital investment by Equistar of between $200 million and $260 million before the 2007 regulatory deadline, as well as create higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. In January 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit against the TNRCC in State District Court in Travis County, Texas seeking adoption of an alternative plan to achieve the same level of air quality improvement with less adverse effects on the region. The parties have entered into a consent order whereby TNRCC will review certain scientific data regarding ozone formation in the Houston/Galveston area and, if such data conforms to the coalition's alternative plan, the regulations will be modified accordingly, subject to EPA approval. In the interim, however, EPA approved the TNRCC Plan, and the industry coalition, including Equistar, has sought judicial review of such approval.

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

                               Executive Officers

       The following individuals serve as executive officers of the Company:


             Name                                                Position
             ----                                                --------
William M. Landuyt.............   Chairman of the Board, President and Chief Executive Officer

Robert E. Lee..................   Executive Vice President--Growth and Development

C. William Carmean.............   Senior Vice President--General Counsel and Secretary

Timothy E. Dowdle..............   Senior Vice President--Manufacturing, Operational Excellence
                                     Businesses

Marie S. Dreher................   Vice President--Finance

Peter P. Hanik.................   Senior Vice President--Technology

Richard A. Lamond..............   Senior Vice President--Human Resources and Administration

John E. Lushefski..............   Senior Vice President and Chief Financial Officer

David L. Vercollone............   Senior Vice President--Commercial, Operational Excellence Businesses


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

       Mr. Lee, 45, has served as the Executive Vice President--Growth and Development of the Company since March 21, 2001. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 21, 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice

President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

       Mr. Carmean, 49, has served as Senior Vice President--General Counsel and Secretary of the Company since January 1, 2002. He was Vice President--Legal of the Company from December 1997 to December 2001. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993.

       Mr. Dowdle, 50, has served as Senior Vice President--Manufacturing, Operational Excellence Businesses, of the Company since March 21, 2001. He served as Senior Vice President--Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 21, 2001 and as Vice President-- Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals' Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in December 1980.

       Ms. Dreher, 43, has served as Vice President--Finance of the Company since March 21, 2001. She served as Senior Vice President and Chief Financial Officer of Millennium Inorganic Chemicals from August 1, 2000 to March 21, 2001. She was Vice President--Corporate Controller of the Company from October, 1996 to August 1, 2000. Ms. Dreher joined Hanson Industries in 1994 as Assistant Corporate Controller, and was appointed Director -- Planning and Budgeting in 1995.

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

         The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in "Disclosure Concerning Forward-Looking Statements" included in this Annual Report.

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

Major Factors Affecting 2001 Results

         o Weak demand for TiO[u]2 occurred in all regions of the world. The Company reduced operating rates at its plants in response to weakening demand, which increased unit production costs.

         o  TiO[u]2 prices fell during 2001.

         o The value of the euro, British pound, Brazilian real, and the Australian dollar declined steadily versus the US dollar, further contributing to declining sales revenue when translated back to US dollars.

         o Weak demand coupled with higher natural gas costs and lower operating rates led to decreased volume and margins in Acetyls. Unfavorable fixed-price natural gas purchase positions negatively impacted operating profit for 2001 by $19 million.

         o Conditions in the worldwide fragrance chemical markets remained competitive due to excess capacity, and volume was negatively affected by the weak global economy.

         o At Equistar, the benefits from the lower cost of crude oil and declining natural gas prices were more than offset by falling product prices and lower demand.

         o Higher interest costs were incurred due to higher average debt levels and the refinancing of credit facilities with more expensive senior notes and term loans during 2001.

         o  The Company reduced S,D&A costs by $54 million or 27% from 2000.

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

                       Results of Consolidated Operations


                                                                                2001        2000       1999
                                                                                ----        ----       ----
                                                                                (Millions, except share data)
Net sales..................................................................    $1,590      $1,793     $1,589
Operating income...........................................................        46         213        168
Equity in (loss) earnings of Equistar......................................       (90)         39        (19)
Net (loss) income..........................................................       (43)        122       (288)
Basic (loss) earnings per share............................................     (0.68)       1.90      (4.16)
Diluted (loss) earnings per share..........................................     (0.68)       1.89      (4.16)


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

         During 1999, the Company disposed of its remaining partnership interests in Suburban Propane Partners, L.P. and Suburban Propane, L.P. (collectively "Suburban Propane") for $75 million, resulting in a gain of approximately $48 million ($38 million after tax or $0.55 per share).

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

Results Exclusive of Unusual Items

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                  (Millions, except share data)
Net sales.....................................................................     $1,590     $1,793     $1,589
Operating Income..............................................................         82        213        168
Equity in (loss) earnings of Equistar.........................................        (84)        39         (3)
Net (loss) income.............................................................        (57)       122         63


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

Titanium Dioxide and Related Products

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                             (Millions)
Net sales......................................................................    $1,145     $1,355     $1,250
Operating income...............................................................        49        144        112
Operating income, excluding unusual items......................................        79        144        112


2001 Versus 2000

         Operating income for 2001 of $79 million (excluding a reorganization charge of $30 million) decreased $65 million or 45% from the prior year. The decrease was primarily due to lower sales volume ($43 million), lower selling prices ($42 million) and higher manufacturing costs ($19 million), partially offset by lower S,D&A expenses ($39 million).

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

2000 Versus 1999

         Operating income for 2000 of $144 million was $32 million, or 29% higher than 1999. The increase was primarily due to higher sales volume ($28 million) and lower manufacturing costs ($17 million), partially offset by lower selling prices ($13 million).

         Net sales for 2000 of $1.355 billion increased 8% from $1.250 billion in 1999. Strong demand across all regions, except Latin America where demand was flat, drive increased sales volume. Sales volume for 2000 increased 9% over 1999. The strongest gains were in Asia/Pacific (27%) and Europe, including the Middle East and Africa (11%). The average worldwide selling price for TiO[u]2 was 1% lower than in 1999. Local currency price increases were successfully implemented in all regions. The most significant local currency price increases were in Europe (10%) and Asia/Pacific (18%). However, declines in the value of the euro and the Australian dollar versus the US dollar more than offset these local currency price increases when ultimately translated into US dollars for reporting purposes.

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

Acetyls

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                              (Millions)
Net sales..........................................................................  $355       $337       $227
Operating (loss) income............................................................   (14)        49         27
Operating (loss) income, excluding unusual items...................................    (9)        49         27


2001 Versus 2000

         Acetyls operating loss for 2001 was $9 million (excluding a reorganization charge of $5 million), a decrease of $58 million or 118% from 2000. The decrease was primarily due to higher production costs ($68 million), lower sales volume ($2 million) and lower selling prices ($1 million), partially offset by lower S,D&A expenses ($13 million).

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

2000 Versus 1999

         Acetyls 2000 operating profit was 81% or $22 million higher than 1999, at $49 million. The increase was primarily due to higher selling prices ($77 million) and higher sales volume ($8 million), partially offset by higher costs ($63 million).

         Net sales for 2000 of $337 million were 48% above 1999 primarily due to increased demand for VAM, as well as higher selling prices for all products. Demand for VAM was strong in all regions for all of 2000. Sales volume increased 24% over 1999 levels, although it began to drop off late in the fourth quarter of 2000 due to a general slowdown in worldwide business conditions and the effects of customers' year-end inventory reduction. Selling prices in 2000 increased 27% over 1999.

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

Specialty Chemicals

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                            (Millions)
Net sales......................................................................       $90       $101       $112
Operating income................................................................       11         20         28
Operating income, excluding unusual items.......................................       12         20         28


2001 Versus 2000

         Operating income for 2001 was $12 million (excluding a reorganization charge of $1 million), a decrease of $8 million or 40% from the prior year. The decrease was primarily due to lower selling prices ($9 million) and lower sales volume ($1 million), partially offset by lower S,D&A expenses ($2 million).

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

2000 Versus 1999

         The worldwide fragrance chemicals business remained very competitive during 2000 due to industry overcapacity. Operating profits declined 29% to $20 million from $28 million in 1999 primarily due to lower selling prices ($13 million), partially offset by lower costs ($4 million) and higher sales volume ($1 million).

         Net sales declined 10% to $101 million from $112 million in 1999. Average selling prices for 2000 declined 18% from 1999. The decline in the value of the euro and industry overcapacity placed significant pressure on the Specialty Chemicals business segment to reduce prices. Sales volume increased 10% in 2000, primarily due to higher sales of lower margin products.

         The average cost of CST was $0.85 per gallon versus $1.27 per gallon in 1999.

Equistar

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                            (Millions)
       Equity in (loss) earnings of Equistar..............................           $(90)       $39       $(19)
       Equity in (loss) earnings of Equistar -- excluding unusual items...            (84)        39         (2)


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

                                Interest Expense

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                            (Millions)
       Interest expense, net.............................................             $82        $77        $69


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

         During 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with the combined proceeds of a new five-year credit agreement (the "Credit Agreement"), which provided a

$175 million revolving credit facility and $125 million in term loans, and the issuance of $275 million aggregate principal amount of 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"). At December 31, 2001, $157 million was available under the revolving credit facility. The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria.

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

         The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets, as defined, of Millennium America, Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company. Any reduction in Consolidated Net Tangible Assets below $1.933 billion would reduce the Company's availability under the revolving credit portion of the Credit Agreement.

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

         In the ordinary course of business, the Company enters into contractual obligations to purchase raw materials and utilities for fixed or minimum amounts. Following is a schedule that shows unconditional purchase obligations with terms greater than one year as well as certain other contractual obligations with terms greater than one year:

                                               2002  2003  2004  2005  2006  Thereafter  Total
                                               ----  ----  ----  ----  ----  ----------  -----
                                                                 (Millions)
       Long-Term Debt......................    $ 11  $ 11  $  9  $ 59  $566    $  527    $1,183
       Operating Leases....................      19    17    15    13    11        99       174
       VAM Toll............................      55    57    59    64    61        --       296
       Unconditional Purchase Obligations..     176   184   141   109    85       831     1,526
                                               ----  ----  ----  ----  ----    ------    ------
          Total Contractual Obligations....    $261  $269  $224  $245  $723    $1,457    $3,179
                                               ====  ====  ====  ====  ====    ======    ======


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

Capital Expenditures

                                                                                    2001       2000       1999
                                                                                   ------     ------     ------
                                                                                            (Millions)
       Additions to property, plant and equipment..............................       $97       $110       $109


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

         With respect to the non-environmental legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. As discussed in more detail under "Critical Accounting Policies -- Environmental Liabilities, Legal and Tax Matters" below, the Company believes that the reasonably probable and estimable range of potential liability for such contingencies collectively, which primarily relates to environmental remediation activities and other environmental proceedings, is between $80 million and $90 million and has accured $83 million as of December 31, 2001. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See Note 13 to the Consolidated Financial Statements included in this Annual Report.

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

         Derivative contracts outstanding at December 31, 2001 were as follows:

                       Foreign Currency Forward Contracts

                                             Notional Amount        Unrealized    Weighted Average
                                           (US$ Equivalent)(1)    Gain/(Loss)(2)  Settlement Price
                                           -------------------    --------------  ----------------
                                                  (Dollars, in millions)
       Less than 1 year
       ----------------
       Receive US$/Pay AUS$.............                  $ 19               $--   0.5089 US$/AUS$
       Receive AUS$/Pay US$.............                    51                 1   0.4969 US$/AUS$
       Receive US$/Pay euro.............                     4                --   0.9017 US$/euro
       Receive GBP/Pay euro.............                   111                 2   0.6233 GBP/euro
       Receive US$/Pay GBP..............                    39                (1)   1.4380 US$/GBP
       Receive GBP/Pay JPY..............                     1                --  169.0300 JPY/GBP
       Receive GBP/Pay US$..............                     9                --    1.4488 US$/GBP
       Receive euro/Pay US$.............                     4                --   0.8819 US$/euro
                                                                             ---
                                                                             $ 2

       1-2 years
       ---------
       Receive US$/Pay GBP..............                  $ 29               $--         1.4158 US$/GBP
                                                                             ---
          Total.........................                                     $ 2
                                                                             ===

--------------
(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2001.
(2) As of December 31, 2001.

                        Commodity Derivative Instruments

                                                                        Unrealized         Weighted Average
                                                 Notional Amount      Gain/(Loss)(1)       Settlement Price
                                                 ---------------      --------------       -----------------
                                                       (Dollars, in millions)
Less than 1 year
----------------
                                                                                           Pay $4.42/mmbtu,
                                                                                           Receive NYMEX
Natural Gas Swap Contracts.................                  $ 1                $ (1)      settlement

2-3 Years
---------
                                                                                           Pay $5.01/mmbtu,
                                                                                           receive NYMEX
Natural Gas Swap Contracts.................                   17                  (9)      settlement
                                                                                ----
   Total                                                                        $(10)
                                                                                ====

--------------
  (1) As of December 31, 2001.


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

         The Company considers the following accounting policies to be critical to the preparation of the Company's financial statements:

         Environmental Liabilities, Legal and Tax Matters -- The Company periodically reviews matters associated with potential environmental obligations, legal matters and tax claims brought against the Company, its subsidiaries and predecessor companies and evaluates, accounts, reports and discloses these matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations, legal matters and tax claims are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When the amount of loss can only be reasonably estimated within a range of loss, the Company records a minimum reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether an amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position, results of operations or cash flows. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

         Goodwill -- Goodwill represents the excess of the purchase price over the fair value of net assets allocated to acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with generally accepted accounting principles, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121. In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Amortization expense for goodwill that is recorded in the Company's balance sheet was $13 million for 2001. Additionally, the Company's share of amortization expense reported by Equistar for its goodwill, included in Equity in (loss) earnings of Equistar, was $10 million for 2001. This new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company expects to report a charge for the cumulative effect of a change in accounting principle of approximately $275 million in the first quarter of 2002 to write off goodwill related to its Acetyls business in accordance with SFAS No. 142. Additionally, Equistar expects to report an impairment of goodwill in the first quarter of 2002 in accordance with SFAS No. 142. The expected write-off at Equistar would require an adjustment of approximately $30 million to reduce the carrying value of the Company's investment in Equistar, which the Company will also report as a charge for the cumulative effect of a change in accounting principle.

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

                         Recent Accounting Developments

         See the discussion under the caption "Recent Accounting Developments" in Note 1 to Consolidated Financial Statements included in this Annual Report.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:

         In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the supplemental financial information and financial statement schedule listed in the index appearing under Item 14(A) on page 68 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements, supplemental financial information and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements, supplemental financial information and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
January 25, 2002

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            As of December 31,
                                                                                       --------------------------
                                                                                          2001             2000
                                                                                       ---------         --------
                                                                                       (Millions, except share data)
                                      ASSETS
Current assets
   Cash and cash equivalents....................................................          $  114          $  107
   Trade receivables, net.......................................................             215             306
   Inventories..................................................................             370             373
   Other current assets.........................................................              61             101
                                                                                          ------          ------
     Total current assets.......................................................             760             887
Property, plant and equipment, net..............................................             880             957
Investment in Equistar..........................................................             677             760
Deferred income taxes...........................................................              72              --
Other assets....................................................................             237             225
Goodwill........................................................................             378             391
                                                                                          ------          ------
     Total assets...............................................................          $3,004          $3,220
                                                                                          ======          ======
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable................................................................         $     4          $  39
   Current maturities of long-term debt.........................................              11             391
   Trade accounts payable.......................................................             222             165
   Income taxes payable.........................................................               7              --
   Accrued expenses and other liabilities.......................................             139             188
                                                                                         -------          ------
     Total current liabilities..................................................             383             783
Long-term debt..................................................................           1,172             767
Deferred income taxes...........................................................              --              19
Other liabilities...............................................................             550             646
                                                                                          ------          ------
     Total liabilities..........................................................           2,105           2,215
                                                                                          ------          ------
Commitments and contingencies (Note 13)
Minority interest...............................................................              21              22
Shareholders' equity
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
     none issued and outstanding)...............................................              --              --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
     issued 77,896,586 shares in 2001 and 2000).................................               1               1
   Paid in capital..............................................................           1,299           1,326
   Retained (deficit) earnings..................................................             (20)             55
   Unearned restricted shares...................................................              --             (25)
   Cumulative other comprehensive loss..........................................            (136)           (107)
   Treasury stock, at cost (14,594,614 and 13,747,228 shares in 2001 and 2000,
     respectively)..............................................................            (283)           (282)
   Deferred compensation........................................................              17              15
                                                                                          ------          ------
     Total shareholders' equity.................................................             878             983
                                                                                          ------          ------
       Total liabilities and shareholders' equity...............................          $3,004          $3,220
                                                                                          ======          ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                                 -------------------------------
                                                                                  2001        2000         1999
                                                                                 ------      ------       ------
                                                                                  (Millions, except share data)
Net sales..................................................................      $1,590      $1,793       $1,589
Operating costs and expenses
   Cost of products sold...................................................       1,252       1,267        1,112
   Depreciation and amortization...........................................         110         113          105
   Selling, development and administrative expense.........................         146         200          204
   Reorganization and plant closure costs..................................          36          --           --
                                                                                 ------      ------       ------
     Operating income......................................................          46         213          168
Interest expense...........................................................         (85)        (80)         (72)
Interest income............................................................           3           3            3
Equity in (loss) earnings of Equistar......................................         (90)         39          (19)
Other income, net..........................................................           1          14           29
Loss in value of Equistar investment.......................................          --          --         (639)
                                                                                 ------      ------       ------
Income (loss) from continuing operations before income taxes and minority
   interest................................................................        (125)        189         (530)
Benefit (provision) for income taxes.......................................          86         (60)         209
                                                                                 ------      ------       ------
(Loss) income from continuing operations before minority interest..........         (39)        129         (321)
Minority interest..........................................................          (4)         (7)          (5)
                                                                                 ------      ------       ------
(Loss) income from continuing operations...................................         (43)        122         (326)
Income from discontinued operations (net of income taxes of $10)...........          --          --           38
                                                                                 ------      ------       ------
Net (loss) income..........................................................      $  (43)     $  122       $ (288)
                                                                                 ======      ======       ======
(Loss) income per share from continuing operations.........................      $(0.68)     $ 1.90       $(4.71)
                                                                                 ------      ------       ------
Income per share from discontinued operations..............................          --          --         0.55
                                                                                 ------      ------       ------
(Loss) income per share -- basic...........................................      $(0.68)     $ 1.90       $(4.16)
                                                                                 ------      ------       ------
(Loss) income per share -- diluted.........................................      $(0.68)     $ 1.89       $(4.16)
                                                                                 ------      ------       ------

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December 31,
                                                                                   ------------------------------
                                                                                    2001      2000          1999
                                                                                   ------    -------       ------
                                                                                           (Millions)

Cash flows from operating activities
   (Loss) income from continuing operations..................................      $ (43)     $ 122        $(326)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities
   Write-off of assets related to plant closure..............................         10         --           --
   Depreciation and amortization.............................................        110        113          105
   Loss in value of Equistar investment......................................         --         --          639
   Deferred income tax (benefit) provision...................................        (54)        36         (247)
   Non-cash income tax benefit...............................................        (42)        --           --
   Restricted stock amortization and adjustments, net........................          1         (6)           8
   Equity in loss (earnings) of Equistar.....................................         90        (39)          19
   Minority interest.........................................................          4          7            5
   Changes in assets and liabilities (net of dispositions):
     Decrease (increase) in trade receivables................................         83        (52)         (29)
     Increase in inventories.................................................        (10)       (30)         (43)
     Decrease (increase) in other current assets.............................         30         24          (11)
     Increase in investments and other assets................................        (19)       (18)         (27)
     Increase in trade accounts payable......................................         64         19           45
     (Decrease) increase in accrued expenses and other liabilities and
       income taxes payable..................................................        (35)       (93)          31
     Decrease in other liabilities...........................................        (77)       (63)        (146)
                                                                                   -----      -----        -----
   Cash provided by operating activities.....................................        112         20           23
                                                                                   -----      -----        -----
Cash flows from investing activities
   Capital expenditures......................................................        (97)      (110)        (109)
   Distributions from Equistar...............................................         --         83           75
   Proceeds from syngas transaction..........................................         --         --          123
   Proceeds from sale of Suburban Propane investment.........................         --         --           75
   Proceeds from sales of property, plant & equipment........................         19          4           13
                                                                                   -----      -----        -----
     Cash (used in) provided by investing activities.........................        (78)       (23)         177
                                                                                   -----      -----        -----
Cash flows from financing activities
   Dividends to shareholders.................................................        (35)       (35)         (38)
   Repurchases of common stock...............................................         --        (65)        (200)
   Proceeds from long-term debt..............................................        783        311          118
   Repayment of long-term debt...............................................       (736)      (187)         (93)
   (Decrease) increase in notes payable......................................        (34)       (17)          27
                                                                                   -----      -----        -----
     Cash (used in) provided by financing activities.........................        (22)         7         (186)
                                                                                   -----      -----        -----
Effect of exchange rate changes on cash......................................         (5)        (7)          (7)
                                                                                   -----      -----        -----
Increase (decrease) in cash and cash equivalents.............................          7         (3)           7
Cash and cash equivalents at beginning of year...............................        107        110          103
                                                                                   -----      -----        -----
Cash and cash equivalents at end of year.....................................      $ 114      $ 107        $ 110
                                                                                   =====      =====        =====


                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Common Stock
                                     -------------                                                        Cumulative
                                                                           Paid      Retained  Unearned     Other
                                  Outstanding       Treasury  Deferred      in       Earnings Restricted Comprehensive
                                     Shares  Amount   Stock  Compensation Capital    (Deficit)  Shares      Loss       Total
                                     ------  ------   ------ ------------ -------    ---------  ------      ----       -----
                                                                       (Millions)

Balance at December 31, 1998 ....      76      $1     $  (7)     $ 7     $ 1,333      $ 294      $(35)     $(15)     $ 1,578
Comprehensive income
   Net loss .....................      --       -        --       --          --       (288)       --        --         (288)
   Other comprehensive loss
     Currency translation
     adjustment .................      --       -        --       --          --         --        --       (46)         (46)
                                       --       -      ----       --       -----        ---       ---       ---        -----
Total comprehensive loss ........      --       -        --       --          --       (288)       --       (46)        (334)
Amortization and adjustment of
   unearned restricted shares ...       1       -        --       --           1         --         7        --            8
Shares repurchased ..............      (9)      -      (200)      --          --         --        --        --         (200)
Shares purchased by employee
   benefit plan trusts ..........      --       -        (3)       3          --         --        --        --           --
Options exercised ...............      --       -        --       --           1         --        --        --            1
Dividend to shareholders ........      --       -        --       --          --        (38)       --        --          (38)
                                       --       -      ----       --       -----        ---       ---       ---        -----
Balance at December 31, 1999 ....      68       1      (210)      10       1,335        (32)      (28)      (61)       1,015
Comprehensive income (loss)
   Net income ...................      --       -        --       --          --        122        --        --          122
   Other comprehensive loss
     Currency translation
     adjustment .................      --       -        --       --          --         --        --       (46)         (46)
                                       --       -      ----       --       -----        ---       ---       ---        -----
Total comprehensive income (loss)      --       -        --       --          --        122        --       (46)          76
Amortization and adjustment of
   unearned restricted shares ...      --       -        --       --          (9)        --         3        --           (6)
Shares repurchased ..............      (3)      -       (65)      --          --         --        --        --          (65)
Shares purchased by employee
   benefit plan trusts ..........      (1)      -        (7)       5          --         --        --        --           (2)
Dividend to shareholders ........      --       -        --       --          --        (35)       --        --          (35)
                                       --       -      ----       --       -----        ---       ---       ---        -----

                            MILLENNIUM CHEMICALS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Common Stock
                                     -------------                                                        Cumulative
                                                                           Paid      Retained  Unearned     Other
                                  Outstanding       Treasury  Deferred      in       Earnings Restricted Comprehensive
                                     Shares  Amount   Stock  Compensation Capital    (Deficit)  Shares      Loss       Total
                                     ------  ------   ------ ------------ -------    ---------  ------      ----       -----
                                                                       (Millions)
Balance at December 31, 2000 ........  64       1     $(282)      15      1,326         55       $(25)     $(107)    $983
Comprehensive loss
   Net loss .........................  --      --        --       --         --        (43)        --         --      (43)
   Other comprehensive loss
     Net losses on derivative
     financial instruments:
       Losses arising during
       the year......................  --      --        --       --         --         --         --        (17)     (17)
       Less: reclassification
         adjustment for losses
         included in net income .....  --      --        --       --         --         --         --          9        9
                                       --      --     -----      ---     ------       ----        ---       ----      ---
         Net losses .................  --      --        --       --         --         --         --         (8)      (8)
     Minimum pension liability
       adjustment ...................  --      --        --       --         --         --         --         (8)      (8)
     Currency translation adjustment   --      --        --       --         --         --         --        (13)     (13)
                                       --      --     -----      ---     ------       ----        ---       ----      ---
Total comprehensive loss ............  --      --        --       --         --        (43)        --        (29)     (72)
Amortization and adjustment of
   unearned restricted shares .......  --      --        --       --        (27)        --         25         --       (2)
Dividends related to forfeitures of
   restricted shares ................  --      --        --       --         --          3         --         --        3
Shares purchased by employee benefit
   plan trusts ......................  (1)     --        (1)       2         --         --         --         --        1
Dividend to shareholders ............  --      --        --       --         --        (35)        --         --      (35)
                                       --      --     -----      ---     ------       ----        ---       ----      ---
Balance at December 31, 2001 ........  63      $1     $(283)     $17     $1,299       $(20)        --      $(136)    $878
                                       ==      ==     =====      ===     ======       ====        ===      =====      ===




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

         Inventories: Inventories are stated at the lower of cost or market value. For certain United States operations representing 27% and 26% of consolidated inventories at December 31, 2001 and 2000, respectively, cost is determined under the last-in, first-out ("LIFO") method. The first-in, first-out ("FIFO") method, or methods that approximate FIFO, are used by all other subsidiaries.

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

         Derivative Instruments and Hedging Activities: Effective January 1, 2001, all derivatives are recognized on the balance sheet at their fair value. If a derivative is designated as a hedging instrument for accounting purposes, the Company designates the derivative, on the date the derivative contract is entered into, as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign currency" hedge) or (4) a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments for accounting purposes, changes in fair values are recognized in earnings in the period in which they occur. Prior to January 2001, gains or losses on instruments that hedged foreign currency denominated receivables and payables were recognized in income as they occurred. Gains or losses on instruments that hedged firm commitments were deferred and reported as part of the underlying transaction when settled.

         Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, fair value hedges, along with the losses or gains on the hedged assets or liabilities that are attributable to the hedged risks (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, cash flow hedges are recorded in Other comprehensive income ("OCI"), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transactions are fair value hedges or cash flow hedges. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded as translation adjustments in OCI.

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

         Earnings Per Share: The weighted-average number of equivalent shares of Common Stock outstanding used in computing earnings per share for 2001, 2000 and 1999 was as follows:

                                                                 2001            2000            1999
                                                              ----------      ----------      ----------
       Basic............................................      63,564,497      64,304,594      69,198,258
       Options..........................................              --           3,314              --
       Restricted shares................................              --         281,729              --
                                                              ----------      ----------      ----------
       Diluted..........................................      63,564,497      64,589,637      69,198,258
                                                              ==========      ==========      ==========

         The 2001 and 1999 computation of diluted earnings per share does not include 5,608 restricted shares issued under the Company's Long Term Stock Incentive Plan ("The Stock Incentive Plan") in 2001 and 33,628 options to purchase Common Stock and 464,079 restricted shares issued under the Stock Incentive Plan in 1999 as their effect would be antidilutive.

       Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments, foreign currency and natural gas derivative contracts and accounts receivable. The Company maintains its investments and enters contracts with high-credit-quality financial institutions, generally those that provide the Company with debt financing. Similarly, counterparties to the Company's natural gas derivative contracts are institutions considered to be of high credit quality. For some of these natural gas derivative contracts, either party may be required to establish some form of collateral such as a letter of credit or cash escrow, if the fair value of such contracts exceeds a pre-determined dollar amount and/or either party's credit rating by both S&P and Moody's falls below investment grade.

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

         Recent Accounting Developments: In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"); SFAS No. 142 and, SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but must be

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)

tested for impairment at least annually at the reporting unit level, as defined in the standard. Amortization expense for goodwill that is recorded in the Company's balance sheet was $13 for 2001. Additionally, the Company's share of amortization expense reported by Equistar for its goodwill, included in Equity in (loss) earnings of Equistar, was $10 for 2001. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment. This new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. The Company expects to report a charge for the cumulative effect of a change in accounting principle of approximately $275 in the first quarter of 2002 to write off goodwill related to its Acetyls business in accordance with SFAS No. 142. Additionally, Equistar expects to report an impairment of goodwill in the first quarter of 2002 in accordance with SFAS No. 142. The expected write-off at Equistar would require an adjustment of approximately $30 to reduce the carrying value of the Company's investment in Equistar, which the Company will also report as a charge for the cumulative effect of a change in accounting principle. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003 and is currently evaluating the potential impact on its consolidated financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121; however, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. Although earlier application is permitted, the Company must adopt this standard on January 1, 2002. The provisions of this standard are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position and results of operations.

Note 2 -- Reorganization and Plant Closure Charges

         A provision for reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.38 per share) was recorded in 2001 related to reorganization activities within each of the Company's business segments.

         During the second quarter of 2001, $31 was recorded in connection with the Company's announced decision to indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland and reduce its worldwide workforce by 10%. The $31 charge includes severance and other employee-related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

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

Note 5 -- Supplemental Financial Information

                                                                       2001       2000
                                                                       ----       ----
Trade receivables
   Trade receivables..............................................     $222       $310
   Allowance for doubtful accounts................................       (7)        (4)
                                                                       ----       ----
                                                                       $215       $306
                                                                       ====       ====
Inventories
   Finished products..............................................     $204       $188
   In-process products............................................       21         26
   Raw materials..................................................       93        111
   Other inventories..............................................       52         48
                                                                       ----       ----
                                                                       $370       $373
                                                                       ====       ====

       Inventories valued on a LIFO basis were approximately $29 and $35 less than the amount of such inventories valued at current cost at December 31, 2001 and 2000, respectively.

                                                                       2001         2000
                                                                       ----         ----
Property, plant and equipment
   Land and buildings.............................................    $  218       $  247
   Machinery and equipment........................................     1,291        1,346
   Construction-in-progress.......................................       121          119
                                                                      ------       ------
                                                                       1,630        1,712
                                                                      ------       ------
   Accumulated depreciation and amortization......................      (750)        (755)
                                                                      $  880       $  957
                                                                      ======       ======

Goodwill..........................................................    $  484       $  484
   Accumulated amortization.......................................      (106)         (93)
                                                                      ------       ------
                                                                      $  378       $  391
                                                                      ======       ======



                                                                       2001         2000            1999
                                                                       ----         ----            ----
Amortization expense................................................  $   13       $   13          $  12
                                                                      ======       ======          =====

Rental expense on operating leases is as follows:


                                                                       2001         2000            1999
                                                                       ----         ----            -----
Rental expense....................................................... $   19       $   14          $  13
                                                                      ======       ======          =====


                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)

         Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2001, are as follows:

          2002...............................................................  $ 19
          2003...............................................................    17
          2004...............................................................    15
          2005...............................................................    13
          2006...............................................................    11
          Thereafter.........................................................    99
                                                                               ----
                                                                               $174
                                                                               ====

         Cash paid for interest and taxes:


                                                                   2001           2000          1999
                                                                   ----           ----          ----
       Interest (net of interest received)....................    $  81           $ 77         $  69
       Taxes (net of refunds).................................        1            169            41


Note 6 -- Income Taxes

                                                                   2001           2000          1999
                                                                   ----           ----          ----
       Pretax (loss) income is generated from:

          United States........................................    $(196)         $ 96         $(556)
          Foreign..............................................       71            93            26
                                                                   -----          ----         -----
                                                                    (125)          189          (530)
                                                                   =====          ====         =====

       Income tax (benefit) provision is comprised of:

       Federal

          Current..............................................     $(54)         $ --         $   9
          Deferred.............................................      (54)           36          (247)
       Foreign.................................................       21            21            22
       State and local.........................................        1             3            17
                                                                    ----          ----         -----
                                                                     (86)           60          (199)
                                                                    ====          ====         =====
          Income tax (benefit) provision is classified as:

          Continuing operations................................      (86)           60          (209)
          Discontinued operations..............................       --            --            10
                                                                    ----          ----         -----
                                                                    $(86)         $ 60         $(199)
                                                                    ====          ====         =====


                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)

         The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                    2001         2000         1999
                                                                    ----         ----         ----
       Continuing Operations
          Statutory federal income tax rate....................    (35.0)%       35.0%        (35.0)%
          State and local income taxes, net of federal
            benefit............................................     (0.3)         1.2           1.0
          Provision for nondeductible expenses, primarily
            goodwill amortization..............................      6.3          4.4           2.5
          Foreign rate differential............................    (13.0)        (7.0)         (2.5)
          Loss in value of Equistar............................       --           --          (2.9)
          Tax benefit from previous years......................    (29.6)          --          (1.6)
          Other................................................      2.8         (1.6)         (0.9)
                                                                   -----         ----         -----
          Effective income tax rate............................    (68.8)%       32.0%        (39.4)%
                                                                   =====         ====         =====
       Discontinued operations

          Effective income tax rate............................       --%          --%         20.8%
                                                                   =====         ====         =====

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

         Significant components of deferred taxes are as follows:


                                                                                     2001       2000
                                                                                     ----       ----
       Deferred tax assets
          Environmental and legal obligations....................................    $ 18       $ 16
          Other post-retirement benefits and pension obligations.................      17         29
          Net operating loss carryforwards.......................................     143         52
          Capital loss carryforwards.............................................      --         70
          AMT credits............................................................     105        101
          Other accruals.........................................................      78         75
                                                                                     ----       ----
                                                                                      361        343
          Valuation allowance against capital loss carryforwards.................      --        (70)
                                                                                     ----       ----
            Total deferred tax assets............................................     361        273
                                                                                     ----       ----
       Deferred tax liabilities
          Excess of book over tax basis in property, plant and equipment.........      79         81
          Taxes related to potential disposal of Equistar........................     184        184
          Other..................................................................      26         27
                                                                                     ----       ----
            Total deferred tax liabilities.......................................     289        292
                                                                                     ----       ----
              Net deferred tax assets (liabilities)..............................    $ 72       $(19)
                                                                                     ====       ====


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

Note 7 -- Long-Term Debt and Credit Arrangements

                                                                                               2001       2000
                                                                                               ----       ----
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 1.0%, or at
   LIBOR or NIBOR plus 2.0%, plus, in each case, a facility fee of .50% to be paid
   quarterly..............................................................................   $   10      $  --
Revolving Credit Facility bearing interest at the bank's prime lending rate, or at LIBOR or NIBOR plus .275% at the option of the Company plus, in each case, a facility fee of
   .15% to be paid quarterly..............................................................       --        388
Term Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 2.0%, or at LIBOR
   or NIBOR plus 3.0% to be paid quarterly................................................      125         --
7% Senior Notes due 2006..................................................................      500        500
7.625% Senior Debentures due 2026.........................................................      249        249
9.25% Senior Notes due 2008...............................................................      275         --
Debt payable through 2007 at interest rates ranging from 2% to 9.5%.......................       24         21
Less current maturities of long-term debt.................................................      (11)      (391)
                                                                                             ------      -----
                                                                                             $1,172      $ 767
                                                                                             ======      =====


         On June 18, 2001, Millennium America entered into the five-year Credit Agreement to replace the previously existing Revolving Credit Facility, which was due to expire in July 2001, and issued $275 of seven-year 9.25% Senior Notes. At December 31, 2001, under the new Credit Agreement, certain of the Company's subsidiaries including Millennium America may borrow up to $175 under the revolving credit portion of the Credit Agreement (the "Revolving Loans") and have borrowed $125 under the term loan portion of the Credit Agreement (the "Term Loans"). The Company and Millennium America guarantee the obligations under the Credit Agreement.

         The Revolving Loans are available in US dollars, pounds sterling and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of December 31, 2001, $8 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined. The margins set forth in the table above are the margins at the end of the fourth quarter and through the date hereof. The weighted-average interest rate for borrowings under the Company's revolving credit facilities, including facility fees, was 5.8%, 6.7%, and 4.1% for 2001, 2000, and 1999, respectively. The weighted-average interest rate for borrowings under the Term Loans was 6.4% for 2001.

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

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


         The maturities of Long-term debt during the next five years and thereafter are as follows:

       2002...............................................................    $   11
       2003...............................................................        11
       2004...............................................................         9
       2005...............................................................        59
       2006...............................................................       566
       Thereafter.........................................................       527
                                                                              ------
                                                                              $1,183
                                                                              ======


Note 8 -- Derivative Instruments and Hedging Activities

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's financial statements.

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

                                                                                 2000
                                                                       -----------------------
                                                                        Notional    Unrealized
                                                                         Amount        Gain
                                                                       ---------    ----------
       Forward Contracts.............................................       $116           $ 2
       Currency Swaps................................................       $  7           $--


Note 9--Fair Value of Non-Derivative Financial Instruments

         The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value, due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:

                                                                          2001               2000
                                                                    ----------------  -----------------
                                                                    Carrying   Fair   Carrying     Fair
                                                                      Value    Value    Value     Value
                                                                    --------   -----  --------    -----
       Borrowings under revolving credit facilities...............      $ 10   $  10      $388     $386
       Term Loans.................................................       125     125        --       --
       Senior Notes and Debentures................................       749     663       749      605
       9.25% Senior Notes.........................................       275     283        --       --


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

         The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 for both years:

                                                                                                   Other
                                                                                              Postretiremnt
                                                                        Pension Benefits         Benefits
                                                                       ------------------   -----------------
                                                                        2001       2000       2001      2000
                                                                       -------  ---------   -------    ------
Reconciliation of benefit obligation
   Projected benefit obligation at beginning of year................      $760     $  757     $  97     $ 110
   Service cost, including interest.................................        12         12        --        --
   Interest in PBO..................................................        53         54         6         8
   Benefit payments.................................................       (84)       (83)      (12)      (13)
   Curtailments.....................................................         1         --        --        --
   Net experience loss (gain).......................................        15         28        (7)       (7)
   Amendments.......................................................         4         --        (4)       (1)
   Translation adjustment...........................................        (3)        (8)       --        --
                                                                          ----     ------     -----     -----
     Projected benefit obligation at end of year....................      $758     $  760     $  80     $  97
                                                                          ----     ------     -----     -----
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year...................      $895     $1,013     $  --     $  --
   Return on plan assets............................................       (36)       (34)       --        --
   Employer contributions...........................................         8          6        12        13
   Benefit payments.................................................       (84)       (83)      (12)      (13)
   Asset transfer...................................................        --          5        --        --
   Translation adjustment...........................................        (5)       (12)       --        --
                                                                          ----     ------     -----     -----
     Fair value of plan assets at end of year.......................      $778     $  895     $  --     $  --
                                                                          ----     ------     -----     -----
Funded status
   Funded status at December 31.....................................      $ 20     $  135     $ (80)    $ (97)
   Unrecognized net asset...........................................        (4)       (11)       --        --
   Unrecognized prior-service cost..................................         8          8       (14)      (12)
   Unrecognized loss (gain).........................................       146         20       (32)      (28)
                                                                          ----     ------     -----     -----
     Prepaid benefit cost...........................................       170        152      (126)     (137)
     Additional minimum liability...................................       (11)        --        --        --
                                                                          ----     ------     -----     -----
     Net prepaid (accrued) benefit cost.............................      $159     $  152     $(126)    $(137)
                                                                          ----     ------     -----     -----


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

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


       The following table provides the components of net periodic benefit cost:


                                                                                            Other
                                                                                        Postretirement
                                                                Pension Benefits           Benefits
                                                               -------------------    -------------------
                                                                2001   2000   1999    2001   2000    1999
                                                               -----   ----   ----    ----   ----    ----
       Net periodic benefit cost
          Service cost, including interest..................    $ 12   $ 12   $ 18     $--    $--     $--
          Interest on PBO...................................      53     54     47       6      8       8
          Return on plan assets.............................     (76)   (78)   (70)     --     --      --
          Amortization of unrecognized net loss.............      --      2     --      (2)    (2)     (1)
          Amortization of prior-service cost................       1      1      2      (1)    (1)     (1)
          Curtailment.......................................       2     --     --      (1)    --      --
                                                                ----   ----   ----     ---    ---     ---
          Net periodic benefit cost.........................      (8)    (9)    (3)      2      5       6
          Defined contribution plans........................       4      4      4      --     --      --
                                                                ----   ----   ----     ---    ---     ---
          Net periodic benefit cost.........................    $ (4)  $ (5)  $  1     $ 2    $ 5     $ 6
                                                                ====   ====   ====     ===    ===     ===


         The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:


                                                                                 Other
                                                                           Postretirement
                                              Pension Benefits                 Benefits
                                        --------------------------    -------------------------
                                        2001       2000       1999    2001      2000       1999
                                        ----       ----       ----    ----      ----       ----
Weighted-average assumptions
   as of December 31
     Discount rate..............        7.27%      7.38%      7.38%   7.50%     7.50%      7.50%
     Expected return on plan
       assets...................        8.87%      8.86%      8.87%     --        --         --
     Rate of compensation
       increase.................        4.23%      4.30%      4.30%     --        --         --


         The market-related value of plan assets utilized to determine the Company's benefit obligations and net periodic benefit cost is a calculated value that recognizes changes in the fair value of plan assets over a five-year period.

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

Note 11 -- Stock-Based Compensation Plans

         Omnibus Incentive Compensation Plan: In January 2001, the Company adopted the Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") to optimize the profitability and growth of the Company through annual and long-term incentives that are consistent with the Company's goals and to link the personal interests of the participants to those of the Company's shareholders. A maximum of 3,200,000 shares of Common Stock is reserved for delivery to participants under the Omnibus Incentive Plan.

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

         The Stock Incentive Plan provides for the following types of awards to employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; and, (v) performance shares. The vesting schedule for granted restricted share awards was as follows: (i) three equal tranches aggregating 25% of the total award vesting in each of October 1999, 2000 and 2001; and, (ii) three equal tranches aggregating 75% of the total award subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. Half of the earned portion of a tranche relating to a particular performance-based cycle of the award vested immediately and the remainder vests in five equal annual installments commencing on the first anniversary of the end of the cycle.

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

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in millions, except share data)


A summary of changes in the awards of restricted stock and options under all plans (other than awards to non-employee directors) is as follows:

                                                       Weighted-                  Weighted-
                                         Restricted     Average       Stock        Average
                                           Shares     Grant Price    Options    Exercise Price
                                         ----------   -----------   ---------   --------------
Balance at December 31, 1998........      2,457,309        $23.81     505,000           $21.15
   Vested and issued................       (218,201)        23.89     (18,000)           19.00
   Cancelled........................        (26,884)        29.27     (31,000)           21.23
   Granted..........................             --            --      82,000            24.52
                                         ----------                 ---------
Balance at December 31, 1999........      2,212,224         23.71     538,000            21.75
   Vested and issued................       (460,914)        23.70      (5,000)           19.00
   Cancelled........................       (172,495)        23.75     (40,000)           21.24
   Granted..........................             --            --     117,000            19.07
                                         ----------                 ---------
Balance at December 31, 2000........      1,578,815         23.73     610,000            21.31
   Vested and issued................       (298,065)        23.81          --               --
   Cancelled........................       (641,427)        23.39     (57,000)           21.33
   Granted..........................             --            --     748,000            16.83
                                         ----------                 ---------
Balance at December 31, 2001........        639,323         23.69   1,301,000            18.73
                                         ==========                 =========


         For stock options outstanding at December 31, 2001, the range of exercise prices was $15.45 to $34.875 per share, and the estimated weighted-average remaining contractual life was 5 years. The weighted-average fair value of stock options at grant date approximated $3 per share, $9 per share and $10 per share for 2001, 2000 and 1999, respectively, using a Black-Scholes model with the following assumptions: expected dividend yield of 4.4%, 2.4% and 2.4% for 2001, 2000 and 1999, respectively; risk-free interest rate of 5% in 2001 and 6% in each of 2000 and 1999; an expected life of 5 years; and, an expected volatility of 39%, 60% and 50% for 2001, 2000 and 1999, respectively. At December 31, 2001, 377,000 options were exercisable at an average price of $21.42 per share option.

         Salary and Bonus Deferral Plan: The Company has a deferred compensation plan that permits officers and certain management employees to defer a portion of their compensation on a pre-tax basis in the form of Common Stock. A rabbi trust (the "Trust") has been established to hold shares of Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders' equity. At December 31, 2001, 462,288 shares have been purchased at a total cost of $10 and are held in the Trust.

         Long Term Incentive Plan: The Company has a Long Term Incentive Plan for certain management employees. The plan provides for awards of Common Stock to be granted if annual EVA 'r' targets are achieved. Such earned shares are held in a trust until vested, which is three years from the date of grant. Unvested shares will be forfeited. At December 31, 2001, 68,353 shares have been purchased at a total cost of $1 and are held in trust. Compensation expense was not significant in 2001, 2000 and 1999.

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

         SFAS No. 123: The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The impact on net income and earnings per share would have been $1 and $0.01 per share, respectively, in each of 2001, 2000 and 1999 had compensation expense for the Company's stock-based compensation plans been determined based on the fair value of such grants on the grant date in accordance with the provisions of SFAS No. 123.

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

         One of the Company's subsidiaries sells VAM to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas and Clinton and Morris, Illinois plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year (the "Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract was through December 31, 2000 and renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. During the years ended December 31, 2001, 2000 and 1999, sales to Equistar were $14, $16 and $12, respectively. One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, steam, administrative office space, and health, safety and environmental services. The subsidiary incurred charges of $17, $23 and $19 in 2001, 2000 and 1999, respectively, for such services. In addition, the subsidiary charged Equistar $18, $13 and $13 in 2001, 2000 and 1999, respectively, for electricity.

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

         Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO2 and certain other agreements to purchase raw materials and utilities with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments with terms greater than one year at December 31, 2001 (at current exchange rates, where applicable) is as follows:


                                                                  Ore      Other      Total
                                                                 ----     ------     ------
       2002...............................................       $ 73     $  103     $  176
       2003...............................................         74        110        184
       2004...............................................         54         87        141
       2005...............................................         21         88        109
       2006...............................................         --         85         85
       2007 through 2020..................................         --        831        831
                                                                 ----     ------     ------
            Total.........................................       $222     $1,304     $1,526
                                                                 ====     ======     ======

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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Dollars in millions, except per share data)





       Effective February 4, 2002, the Company ceased being centrally managed and controlled in the United Kingdom. The Company believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period.

Note 14 -- Operations by Business Segment and Geographic Area

       Using the guidelines set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products; Acetyls; and, Specialty Chemicals. The accounting policies of the segments are the same as those described in Note 1.

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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Dollars in millions, except per share data)




                                                   2001          2000      1999
                                                  ------        ------    ------
Net sales
   Titanium Dioxide and Related Products .....    $1,145        $1,355    $1,250
   Acetyls ...................................       355           337       227
   Specialty Chemicals .......................        90           101       112
                                                  ------        ------    ------
     Total ...................................    $1,590        $1,793    $1,589
                                                  ======        ======    ======

Operating income (loss)
   Titanium Dioxide and Related Products .....    $   49        $  144    $  112
   Acetyls ...................................       (14)           49        27
   Specialty Chemicals .......................        11            20        29
                                                  ------        ------    ------
     Total ...................................    $   46(2)     $  213    $  168
                                                  ======        ======    ======

Depreciation and amortization
   Titanium Dioxide and Related Products .....    $   81        $   85    $   79
   Acetyls ...................................        21            20        18
   Specialty Chemicals .......................         8             8         8
                                                  ------        ------    ------
     Total ...................................    $  110        $  113    $  105
                                                  ======        ======    ======

Capital expenditures
   Titanium Dioxide and Related Products .....    $   82        $   96    $   91
   Acetyls ...................................         6             7        11
   Specialty Chemicals .......................         3             7         7
   Corporate .................................         6            --        --
                                                  ------        ------    ------
     Total ...................................    $   97        $  110    $  109
                                                  ======        ======    ======

Identifiable assets
   Titanium Dioxide and Related Products .....    $1,358        $1,469
   Acetyls ...................................       670           706
   Specialty Chemicals .......................        96           103
   Corporate (1) .............................       880           942
                                                  ------        ------
     Total ...................................    $3,004        $3,220
                                                  =======       ======


--------------
  (1) Corporate assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.
  (2)  Includes non-recurring restructuring and plant closure charges of $36.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Dollars in millions, except per share data)



                                                   2001          2000      1999
                                                  ------        ------    ------
Net sales
   United States..........................        $  983        $1,077    $  921
                                                  ------        ------    ------
   Non-United States
     United Kingdom.......................           364           428       325
     France...............................           179           205       213
     Asia/Pacific.........................           160           183       157
     Brazil...............................           113           148       144
                                                  ------        ------    ------
                                                     816           964       839
                                                  ------        ------    ------
   Inter-area elimination.................          (209)         (248)     (171)
                                                  ------        ------    ------
     Total................................        $1,590        $1,793    $1,589
                                                  ======        ======    ======

Operating income (loss)
   United States..........................        $  (18)       $  140    $  173
                                                  ------        ------    ------
   Non-United States
       United Kingdom.....................            (7)           10       (17)
       France.............................            (8)           15         4
       Asia/Pacific.......................            51            55        34
       Brazil.............................            30            21        27
                                                  ------        ------    ------
                                                      66           101        48
                                                  ------        ------    ------
   Inter-area elimination.................            (2)          (28)      (53)
                                                  ------        ------    ------
     Total................................        $   46(1)     $  213    $  168
                                                  ======        ======    ======

Identifiable assets
     United States........................        $2,168        $2,299
                                                  ------        ------
     Non-United States
     United Kingdom.......................           363           392
     France...............................           216           199
     Asia/Pacific.........................           114           119
     Brazil...............................           134           160
     All Other............................             9            51
                                                  ------        ------
                                                     836           921
                                                  ------        ------
     Total................................        $3,004        $3,220
                                                  ======        ======



--------------
  (1) Includes non-recurring restructuring and plant closure charges of $36.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Dollars in millions, except per share data)




Note 15 -- Quarterly Financial Data (unaudited)


                                                            1st Qtr.      2nd Qtr.       3rd Qtr.     4th Qtr.
                                                            --------      --------       --------     --------
2001
----
Net sales...............................................       $  444         $  419        $  393        $ 334
Operating income (loss).................................           25(1)          (2)(3)        23           --
Net (loss) income.......................................          (16)(2)        (23)(4)       (12)           8(5)
Basic (loss) earnings per share.........................        (0.24)         (0.37)        (0.20)        0.13
Diluted (loss) earnings per share.......................        (0.24)         (0.37)        (0.20)        0.13

2000
----
Net sales...............................................       $  423         $  463        $  473        $ 434
Operating income........................................           46             53            54           60
Net income..............................................           25             48            35           14
Basic earnings per share................................         0.38           0.75          0.56         0.22
Diluted earnings per share..............................         0.37           0.74          0.55         0.22

--------------
  (1)  Includes non-recurring restructuring and plant closure charges of $5.
  (2) Includes after-tax non-recurring restructuring and plant closure charges of $4, and an additional $4 representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.
  (3)  Includes non-recurring restructuring and plant closure charges of $31.
  (4) Includes after-tax non-recurring restructuring and plant closure charges of $20.
  (5) Includes benefit of $42 from reduction of income tax accruals due to favorable developments related to matters reserved for in prior years.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

       (a) The Following Documents are Filed as Part of This Report:

1. Supplemental Financial Information.

       The Supplemental Financial Information relating to the Company, Millennium America and Equistar consist of the following:

                                                                                            Page of
                                                                                          This Report
                                                                                          -----------
       Supplemental Financial Information of the Company:
          Supplemental Financial Information............................................      F-1
          Condensed Consolidating Balance Sheets-- December 31, 2001 and 2000...........      F-2
          Condensed Consolidating Statements of Operations - Years Ended December 31,
            2001, 2000 and 1999.........................................................      F-3
          Condensed Consolidating Statements of Cash Flows - Years Ended December 31,
            2001, 2000 and 1999.........................................................      F-4
       Financial Statements of Equistar:
          Report of PricewaterhouseCoopers LLP..........................................      F-6
          Consolidated Statements of Income-- Years Ended December 31, 2001, 2000 and
            1999........................................................................      F-7
          Consolidated Balance Sheets-- December 31, 2001 and 2000......................      F-8
          Consolidated Statements of Cash Flows-- Years Ended December 31, 2001, 2000
            and 1999....................................................................      F-9
          Consolidated Statements of Partners' Capital-- Years Ended December 31, 2001,
            2000 and 1999...............................................................     F-10
          Notes to Consolidated Financial Statements....................................  F-11 to F-27


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

3. Exhibits.

    Exhibit
     Number                         Description of Document
    -------                         -----------------------
       3.1       Amended and Restated Certificate of Incorporation of the Company
                 (Filed as Exhibit 3.1 to the Company's Registration Statement on
                 Form 10 (File No. 1-12091) (the "Form 10"))*

       3.2 By-laws of the Company (as amended on February 4, 2002) (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (The "2001 Form 10-K"))*

       4.1(a)    Form of Indenture, dated as of November 27, 1996, among
                 Millennium America (formerly named Hanson America Inc.), the
                 Company and The Bank of New York, as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior
                 Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the
                 Registration Statement of the Company and Millennium America on
                 Form S-1 (Registration No. 333-15975) (the "Form S-1"))*

       4.1(b) First Supplemental Indenture dated as of November 21, 1997 among Millennium America, the Company and The Bank of New York, as Trustee (Filed as Exhibit 4.1(b) to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1997 (the
                 "1997 Form 10-K"))*

    Exhibit
     Number      Description
     ------      -----------
       4.2       Indenture, dated as of June 18, 2001, among Millennium America as Issuer, the Company as Guarantor, and The Bank of New York,
                 as Trustee (including the form of 9 1/4% Senior Notes due 2008 and the Note Guarantee) (filed as Exhibit 4.1 to the
                 Registration Statement of the Company and Millennium America
                 (Registration Nos. 333-65650 and 333-65650-1 on Form S-4 (the
                 "Form S-4"))*

      10.1       Form of Post-Demerger Stock Purchase Agreement, dated as of
                 September 30, 1996, between Hanson and MHC Inc. (including related form of Indemnification Agreement and Tax Sharing and Indemnification Agreement) (Filed as Exhibit 10.6 to the Form
                 10)*

      10.2       Demerger Agreement, dated as of September 30, 1996, between
                 Hanson, Millennium Overseas Holdings Ltd. (formerly Hanson
                 Overseas Holdings Ltd.) and the Company (Filed as Exhibit 10.7 to the Form 10)*

      10.3       Form of Indemnification Agreement, dated as of September 30,
                 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form 10)*

      10.4       Form of Tax Sharing and Indemnification Agreement, dated as of
                 September 30, 1996, between Hanson, Millennium Overseas
                 Holdings Ltd., Millennium America Holdings Inc. (formerly HM
                 Anglo American Ltd.), Hanson North America Inc. and the Company
                 (Filed as Exhibit 10.9(a) to the Form 10)*

      10.5(a)    Deed of Tax Covenant, dated as of September 30, 1996, between
                 Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic
                 Chemicals Limited (formerly SCM Chemicals Limited), SCMC
                 Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic
                 Chemicals Ltd. (formerly SCM Chemicals Ltd.), and the Company
                 (the "Deed of Tax Covenant") (Filed as Exhibit 10.9(b) to the
                 Form 10)*

      10.5(b)    Amendment to the Deed of Tax Covenant dated January 28, 1997
                 (Filed as Exhibit 10.9(c) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1996 (the "1996 Form
                 10-K"))*

      10.6(a)    Credit Agreement, dated June 18, 2001, among Millennium America
                 Inc., as Borrower, Millennium Inorganic Chemicals Limited, as
                 Borrower, certain borrowing subsidiaries of Millennium
                 Chemicals Inc., from time to time party thereto, Millennium
                 Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative Agent and collateral agent (filed as Exhibit 10.1 to the Form S-4)*

      10.6(b)    First Amendment, dated as of December 14, 2001, to the Credit
                 Agreement dated as of June 18, 2001, with Bank of America, N.A.
                 and JP Morgan Chase Bank and the lenders party thereto (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 18, 2001)*

      10.7       Form of Agreement, dated as of July 24, 1998, between
                 Millennium America Holdings Inc. and William M. Landuyt, Robert
                 E. Lee, C. William Carmean, Richard A. Lamond, and John E.
                 Lushefski (Filed as Exhibit 10.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1998
                 (the "September 30, 1998, Form 10-Q"))*'D'

      10.8 Form of Agreement, dated as of July 24, 1998, between each of the Company's operating subsidiaries and certain officers of such subsidiaries. (Filed as Exhibit 10.2 to the September 30, 1998, Form 10-Q)*'D'

      10.9       Form of Agreement, dated as of July 24, 1998, between
                 Millennium Petrochemicals Inc. and each of Peter P. Hanik and
                 Charles F. Daly (Filed as Exhibit 10.17 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1998 (the
                 "1998 Form 10-K"))*'D'

      10.10 Form of Change-in-Control Agreement, dated as of July 24, 1998, between Millennium America Holdings Inc. and each of A.
                 Mickelson Foster, James A. Lofredo, Corey A. Siegel and
                 Christine F. Wubbolding (Filed as Exhibit 10.2 to the September
                 30, 1998 Form 10-Q)*'D'

      10.11 Form of Change-in-Control Agreement between each of the Company's operating subsidiaries and certain officers of such subsidiaries who are not executive officers of the Company
                 (Filed as Exhibit 10.19 to the 1998 Form 10-K)*'D'


     Exhibit
      Number     Description
     -------     ------------
      10.12(a)   Millennium Chemicals Inc. Annual Performance Incentive Plan
                 (Filed as Exhibit 10.23 to the Form 10)*'D'

      10.12(b)   Amendment Number 1 dated January 20, 1997, to the Millennium
                 Chemicals Inc. Annual Performance Plan (Filed as Exhibit
                 10.23(b) to the 1996 Form 10-K)*'D'

      10.12(c)   Amendment Number 2 dated January 23, 1998, to the Millennium
                 Chemicals Inc. Annual Performance Incentive Plan (Filed as
                 Exhibit 10.23(c) to the 1997 Form 10-K)*'D'

      10.12(d)   Amendment Number 3 dated January 22, 1999, to the Millennium
                 Chemicals Inc. Annual Performance Incentive Plan (Filed as
                 Exhibit 10.20(d) to the 1998 Form 10-K)*'D'

      10.13(a) Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25 to the Form 10)*'D'

      10.13(b)   Amendment Number 1 to the Millennium Chemicals Inc. Long Term
                 Stock Incentive Plan (Filed as Exhibit 10.6 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1997)*'D'

      10.13(c)   Amendment dated July 24, 1997 to the Millennium Chemicals Inc.
                 Long Term Stock Incentive Plan (Filed as Exhibit 10.25(c) to the 1997 Form 10-K)*'D'

      10.13(d)   Amendments dated January 23, 1998 and December 10, 1998, to the
                 Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.23(d) to the 1998 Form 10-K)*'D'

      10.14      Millennium Chemicals Inc. Supplemental Executive Retirement
                 Plan (Filed as Exhibit 10.15(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000
                 Form 10-K"))*'D'

      10.15      Millennium Chemicals Grandfathered Supplemental Executive
                 Retirement Plan (Filed as Exhibit 10.15(b) to the 2000 Form
                 10-K)*'D'

      10.16      Millennium Petrochemicals Grandfathered Supplemental Executive
                 Retirement Plan (Filed as Exhibit 10.16 to the 2000 Form 10-K)*'D'


      10.17      Millennium Inorganic Chemicals Grandfathered Supplemental
                 Executive Retirement Plan (Filed as Exhibit 10.17 to the 2000
                 Form 10-K)*'D'

      10.18      Millennium Specialty Chemicals Grandfathered Supplemental
                 Executive Retirement Plan (Filed as Exhibit 10.18 to the 2000
                 Form 10-K)*'D'

      10.19(a) Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30 to the 1996 Form 10-K)*'D'

      10.19(b)   Amendment Number 1 dated January 23, 1998, to the Millennium
                 Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit
                 10.30(b) to the 1997 Form 10-K)*'D'

      10.19(c)   Amendment Number 2 dated January 22, 1999, to the Millennium
                 Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit
                 10.28(c) to the 1998 Form 10-K)*'D'

      10.20      Millennium Chemicals Inc. Supplemental Savings and Investment
                 Plan (Filed as Exhibit 10.29 to the 1998 Form 10-K)*'D'

      10.21      Millennium Chemicals Inc. Long Term Incentive Plan (Filed as
                 Exhibit 10.21 to the 2000 Form 10-K)*'D'

      10.22      Millennium Chemicals Inc. Executive Long Term Incentive Plan
                 (Filed as Exhibit 10.22 to the 2000 Form 10-K)*'D'

      10.23      Millennium America Holdings Inc. Long Term Incentive Plan and
                 Executive Long Term Incentive Plan Trust Agreement (Filed as
                 Exhibit 10.23 to the 2000 Form 10-K)*'D'

      10.24(a)   Millennium Chemicals Inc. Omnibus Incentive Compensation Plan
                 (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'

      10.24(b)   Form of Stock Option Agreement under Omnibus Incentive
                 Compensation Plan (filed as Exhibit 10.24(G) to the 2001 Form
                 10-K)*'D'

     Exhibit
      Number     Description
     --------    -----------
      10.25(a)   Master Transaction Agreement between the Company and Lyondell
                 (Filed as an Exhibit to the Company's Current Report on Form
                 8-K dated July 25, 1997)*

      10.25(b)   First Amendment to Master Transaction Agreement between
                 Lyondell and the Company (Filed as an Exhibit to the Company's
                 Current Report on Form 8-K dated October 17, 1997)*

      10.26      Amended and Restated Limited Partnership Agreement of Equistar
                 Chemicals, LP as amended through August 24, 2001 (Filed as
                 Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "September 30, 2001
                 Form 10-Q))*

      10.27(a)   Asset Contribution Agreement (the "Millennium Asset
                 Contribution Agreement") among Millennium Petrochemicals,
                 Millennium Petrochemicals LP LLC and Equistar (Filed as an
                 Exhibit to the Company's Current Report on Form 8-K dated
                 December 10, 1997)*

      10.27(b) First Amendment to the Millennium Asset Contribution Agreement dated as of May 15, 1998 (Filed as Exhibit 10.23(b) to the 1999
                 Form 10-K)*

      10.27(c)   Second Amendment to the Asset Contribution Agreement among
                 Millennium Chemicals Inc., Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP (Filed as Exhibit 10.27(c) to the
                 2001 10-K)*

      10.28 First Amendment to Lyondell Asset Contribution Agreement dated as of May 15, 1998 (Filed as Exhibit 10.24(b) to the 1999 Form
                 10-K)*

      10.29(a)   Amended and Restated Parent Agreement among Lyondell, the
                 Company, Occidental, Oxy CH Corporation, Occidental Chemical
                 Corporation, and Equistar, dated as of May 15, 1998, (Filed as
                 Exhibit 10.37 to the 1998 Form 10-K)*

      10.29(b) First Amendment to Amended and Restated Parent Agreement, dated as of June 30, 1998 (Filed as Exhibit 10.25(b) to the 1999 form
                 10-K)*

      10.30(a)   Letter Agreement dated as of August 24, 2001 between Millennium
                 America Inc. and Equistar (Filed as Exhibit 10.3 to the
                 September 30, 2001 Form 10-Q)*

      10.30(b)   Indemnity Agreement dated as of August 24, 2001 between
                 Millennium America Inc. and Equistar (Filed as Exhibit 10.4 to the September 30, 2001 Form 10-Q)*

      10.30(c)   Indemnity Agreement dated as of August 24, 2001 between
                 Millennium America Inc. and Equistar (Filed as Exhibit 10.5 to the September 30, 2001 Form 10-Q)*

      11.1 Statement re: computation of per share earnings (filed as Exhibit 11.1 to the 2001 Form 10-K)*

      21.1       Subsidiaries of the Company (filed as Exhibit 21.1 to the 2001
                 Form 10-K)*

      23.1 Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the 2001 Form 10-K)*

      23.2 Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.2 to the 2001 Form 10-K)*


      23.3 Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.3 to the Company's Form 10-K/A for the year ended December 31, 2001 filed on August 14, 2002 (the "2001 Form 10-K/A"))*

      23.4 Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.4 to the 2001 Form 10-K/A)*

      23.5       Consent of PricewaterhouseCoopers LLP**

      23.6       Consent of PricewaterhouseCoopers LLP**

      99.1 Information relevant to forward-looking statements (filed as Exhibit 99.1 to the 2001 Form 10-K)*

      99.2 Form of Letter Agreement, dated July 3, 1996, between Hanson and United Kingdom Inland Revenue (Filed as Exhibit 99.2 to the
                 Form 10)*

In addition, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.
--------------
    *  Incorporated by reference

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

November 26, 2002

                                 CERTIFICATIONS

I, William M. Landuyt, Chairman, Chief Executive Officer and President of Millennium Chemicals Inc., certify that:

         1. I have reviewed this amended annual report on Form 10-K of Millennium Chemicals Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: November 26, 2002

                                             /s/ William M. Landuyt
                                 -----------------------------------------------
                                                 William M. Landuyt
                                 Chairman, Chief Executive Officer and President
                                          (Principal Executive Officer)

I, John E. Lushefski, Senior Vice President and Chief Financial Officer of Millennium Chemicals Inc., certify that:

         1. I have reviewed this amended annual report on Form 10-K of Millennium Chemicals Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: November 26, 2002

                                             /s/ John E. Lushefski
                               -------------------------------------------------
                                               John E. Lushefski
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

                            MILLENNIUM CHEMICALS INC.
                       SUPPLEMENTAL FINANCIAL INFORMAITON


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

                            MILLENNIUM CHEMICALS INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2001 and 2000



                                                                                                          Millennium
                                              Millennium    Millennium                                    Chemicals
                                               America      Chemicals    Non-Guarantor                     Inc. and
                                                 Inc.          Inc.       Subsidiaries    Eliminations   Subsidiaries
                                                 ----          ----       ------------    ------------   ------------
                                                                           (Millions)

2001
----
               ASSETS

Inventories............................        $   --        $   --          $  370        $    --          $  370
Other current assets...................             6            --             384             --             390
Property, plant and equipment, net.....            --            --             880             --             880
Investment in Equistar.................            --            --             677             --             677
Investment in subsidiaries.............         1,061           968              --         (2,029)             --
Other assets...........................            13            --             296             --             309
Goodwill...............................            --            --             378             --             378
Due from parent and affiliates, net....           590            --              --           (590)             --
                                               ------        ------          ------        -------          ------
   Total assets........................        $1,670        $  968          $2,985        $(2,619)         $3,004
                                               =======       =======         =======       ========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt...        $    3        $   --          $    8        $    --          $   11
Other current liabilities..............             8            --             364             --             372
Long-term debt.........................         1,156            --              16             --           1,172
Other liabilities......................            --             1             549             --             550
Due to parent and affiliates, net......            --            89             501           (590)             --
                                               ------        ------          ------        -------          ------
   Total liabilities...................         1,167            90           1,438           (590)          2,105
Minority interest......................            --            --              21             --              21
Shareholders' equity...................           503           878           1,526         (2,029)            878
                                               ------        ------          ------        -------          ------
   Total liabilities and
     shareholders' equity..............        $1,670        $  968          $2,985        $(2,619)         $3,004
                                               =======       =======         =======       ========         =======
2000
----
               ASSETS

Inventories............................        $   --        $   --          $  373        $    --          $  373
Other current assets...................             1            --             513             --             514
Property, plant and equipment, net.....            --            --             957             --             957
Investment in Equistar.................            --            --             760             --             760
Investment in subsidiaries.............         1,098         1,033              --         (2,131)             --
Other assets...........................             3            --             222             --             225
Goodwill...............................            --            --             391             --             391
Due from parent and affiliates, net....           592            --              --           (592)             --
                                               ------        ------          ------        -------          ------
   Total assets........................        $1,694        $1,033          $3,216        $(2,723)         $3,220
                                               =======       =======         =======       ========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt...        $  360        $   --          $   31        $    --          $  391
Other current liabilities..............            24            --             368             --             392
Long-term debt.........................           749            --              18             --             767
Other liabilities......................            --             3             662             --             665
Due to parent and affiliates, net......            --            47             545           (592)             --
                                               ------        ------          ------        -------          ------
   Total liabilities...................         1,133            50           1,624           (592)          2,215
Minority interest......................            --            --              22             --              22
Shareholders' equity...................           561           983           1,570         (2,131)            983
                                               ------        ------          ------        -------          ------
   Total liabilities and
     shareholders' equity..............        $1,694        $1,033          $3,216        $(2,723)         $3,220
                                               =======       =======         =======       ========         =======


                            MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000, and 1999


                                                                                                          Millennium
                                                                                                           Chemicals
                                        Millennium      Millennium     Non-Guarantor                       Inc. and
                                       America Inc.   Chemicals Inc.   Subsidiaries     Eliminations     Subsidiaries
                                       -------------  --------------- ----------------  ------------    --------------
                                                                       (Millions)
2001
----
Net sales.......................         $  --            $  --           $1,590           $  --            $1,590
Cost of products sold...........            --               --            1,252              --             1,252
Depreciation and amortization...            --               --              110              --               110
Selling, development and
   administrative expense.......            --               --              146              --               146
Reorganization and plant
   closure......................            --               --               36              --                36
                                         -----            -----           ------           -----            ------
   Operating income.............            --               --               46              --                46
Interest expense, net...........           (81)              --               (1)             --               (82)
Intercompany interest income
   (expense)....................           108               (4)            (104)             --                --
Equity in loss of Equistar......            --               --              (90)             --               (90)
Equity in (loss) of
   subsidiaries.................           (62)             (40)              --             102                --
Other expense, net..............            (2)              (1)              --              --                (3)
Income taxes....................            (9)               2               93              --                86
                                         -----            -----           ------           -----            ------
   Net loss.....................         $ (46)           $ (43)          $  (56)          $ 102            $  (43)
                                         =====            =====           ======           =====            ======
2000
----
Net sales.......................         $  --            $  --           $1,793           $  --            $1,793
Cost of products sold...........            --               --            1,267              --             1,267
Depreciation and amortization...            --               --              113              --               113
Selling, development and
   administrative expense.......            --               --              200              --               200
                                         -----            -----           ------           -----            ------
   Operating income.............            --               --              213              --               213
Interest expense, net...........           (76)              --               (1)             --               (77)
Intercompany interest income
   (expense)....................           109               (4)            (105)             --                --
Equity in earnings of
   Equistar.....................            --               --               39              --                39
Equity in earnings of
   subsidiaries.................            59              125               --            (184)               --
Other income (expense), net.....            --               --                7              --                 7
Income taxes....................           (12)               1              (49)             --               (60)
                                         -----            -----           ------           -----            ------
   Net income...................         $  80            $ 122           $  104           $(184)           $  122
                                         =====            =====           ======           =====            ======
1999
----
Net sales.......................         $  --            $  --           $1,589           $  --            $1,589
Cost of products sold...........            --               --            1,112              --             1,112
Depreciation and amortization...            --               --              105              --               105
Selling, development and
   administrative expense.......            --               --              204              --               204
                                         -----            -----           ------           -----            ------
   Operating income.............            --               --              168              --               168
Interest expense, net...........           (65)              --               (4)             --               (69)
Intercompany interest income
   (expense)....................           111               --             (111)             --                --
Equity in loss of Equistar......            --               --              (19)             --               (19)
Equity in loss of subsidiaries..          (336)            (287)              --             623                --
Loss in value of Equistar
   investment...................            --               --             (639)             --              (639)
Other expense (income), net.....            --               (1)              25              --                24
Income from discontinued
   operations (net of tax)......            --               --               38              --                38
Income taxes....................           (16)              --              225              --               209
                                         -----            -----           ------           -----            ------
   Net loss.....................         $(306)           $(288)          $ (317)          $ 623            $ (288)
                                         =====            =====           ======           =====            ======


                            MILLENNIUM CHEMICALS INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000, and 1999


                                                                                                          Millennium
                                                                                                           Chemicals
                                         Millennium      Millennium     Non-Guarantor                      Inc. and
                                        America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    Subsidiaries
                                        -------------  --------------- ----------------  -------------   ------------
                                                                      (Millions)

2001
----
Cash flows from operating
   activities......................         $   7           $ (5)          $ 110           $  --           $ 112
Cash flows from investing
   activities
   Capital expenditures............            --             --             (97)             --             (97)
   Proceeds from sales of
     property, plant & equipment...            --             --              19              --              19
                                            ------          -----          ------          -----           ------
       Cash used in investing
         activities................            --             --             (78)             --             (78)
Cash flows from financing
   activities
   Dividends to shareholders.......            --            (35)             --              --             (35)
   Proceeds from long-term debt....           741             --              42              --             783
   Repayment of long-term debt.....          (675)            --             (61)             --            (736)
   Intercompany....................           (51)            40              11              --              --
   Decrease in notes payable.......           (17)            --             (17)             --             (34)
                                            ------          -----          ------          -----           ------
Cash (used in) provided by
   financing activities............            (2)             5             (25)             --             (22)
                                            ------          -----          ------          -----           ------
Effect of exchange rate changes on
   cash............................            --             --              (5)             --              (5)
                                            ------          -----          ------          -----           ------
Increase in cash and cash
   equivalents.....................             5             --               2              --               7
Cash and cash equivalents at
   beginning of year...............            --             --             107              --             107
                                            ------          -----          ------          -----           ------
Cash and cash equivalents at end
   of year.........................         $   5           $ --           $ 109           $  --           $ 114
                                            ======          =====          ======          =====           ======
2000
----
Cash flows from operating
   activities......................         $  21           $ (3)          $   2           $  --           $  20
Cash flows from investing
   activities
   Capital expenditures............            --             --            (110)             --            (110)
   Distributions from Equistar.....            --             --              83              --              83
   Proceeds from sales of property,
       plant & equipment...........            --             --               4              --               4
                                            ------          -----          ------          -----           ------
Cash used in investing activities..            --             --             (23)             --             (23)
Cash flows from financing
       activities
   Dividends to shareholders.......            --            (35)             --              --             (35)
   Repurchase of common stock......            --             --             (65)             --             (65)
   Proceeds from long-term debt....           275             --              36              --             311
   Repayment of long-term debt.....          (165)            --             (22)             --            (187)
   Intercompany....................          (114)            38              76              --              --
   Decrease in notes payable.......           (17)            --              --              --             (17)
                                            ------          -----          ------          -----           ------
Cash (used in) provided by
   financing activities............           (21)             3              25              --               7
                                            ------          -----          ------          -----           ------
Effect of exchange rate changes on
   cash............................            --             --              (7)             --              (7)
                                            ------          -----          ------          -----           ------
Decrease in cash and cash
   equivalents.....................            --             --              (3)             --              (3)
Cash and cash equivalents at
   beginning of year...............            --             --             110              --             110
                                            ------          -----          ------          -----           ------
Cash and cash equivalents at end
   of year.........................         $  --           $ --           $ 107           $  --           $ 107
                                            ======          =====          ======          =====           ======



                            MILLENNIUM CHEMICALS INC.
          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS -- Continued
              For the Years Ended December 31, 2001, 2000, and 1999


                                                                                                           Millennium
                                                                                                           Chemicals
                                          Millennium      Millennium     Non-Guarantor                      Inc. and
                                         America Inc.   Chemicals Inc.   Subsidiaries     Eliminations    Subsidiaries
                                         -------------  --------------- ----------------  -------------   ------------
                                                                        (Millions)

1999
----
Cash flows from operating
   activities.....................            $  31           $ (3)           $  (5)        $  --        $    23
Cash flows from investing
   activities
   Capital expenditures...........               --             --             (109)           --           (109)
   Distributions from Equistar....               --             --               75            --             75
   Proceeds from syngas
     transaction..................               --             --              123            --            123
   Proceeds from sale of Suburban
     Propane investment...........               --             --               75            --             75
   Proceeds from sales of
     property plant & equipment...               --             --               13            --             13
                                              ------          -----           ------        ------         ------
       Cash provided by investing
         activities...............               --             --              177            --            177
                                              ------          -----           ------        ------         ------
   Cash flows from financing
     activities ..................               --            (38)              --            --            (38)
   Dividends to shareholders......
   Repurchase of common stock.....               --             --             (200)           --           (200)
   Proceeds from long-term debt...              115             --                3            --            118
   Repayment of long-term debt....              (66)            --              (27)           --            (93)
   Intercompany...................             (106)            41               65            --             --
   Increase in notes payable......               26             --                1            --             27
                                              ------          -----           ------        ------         ------
     Cash (used in) provided by
       financing activities.......              (31)             3             (158)           --           (186)
                                              ------          -----           ------        ------         ------
Effect of exchange rate changes
   on cash........................               --             --               (7)           --             (7)
                                              ------          -----           ------        ------         ------
Increase in cash and cash
   equivalents....................               --             --                7            --              7
Cash and cash equivalents at
   beginning of year..............               --             --              103            --            103
                                              ------          -----           ------        ------         ------
Cash and cash equivalents at end
of year...........................            $  --           $ --            $ 110         $  --          $ 110
                                              ======          =====           ======        ======         ======


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee of
EQUISTAR CHEMICALS, LP

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 8, 2002

                             EQUISTAR CHEMICALS, LP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Year Ended December 31,
                                                               ---------------------------------------------
                                                                2001              2000                1999
                                                               ------            ------              -------
                                                                           (Millions of dollars)
Sales and other operating revenues:
   Unrelated parties....................................       $4,583             $5,770             $4,506
   Related parties......................................        1,326              1,725              1,088
                                                               ------             ------             ------
                                                                5,909              7,495              5,594
                                                               ------             ------             ------
Operating costs and expenses:
   Cost of sales........................................        5,733              6,908              5,002
   Selling, general and administrative expenses.........          181                182                259
   Research and development expense.....................           39                 38                 42
   Amortization of goodwill.............................           33                 33                 33
   Unusual charges......................................           22                 --                 96
                                                               ------             ------             ------
                                                                6,008              7,161              5,432
                                                               ------             ------             ------
     Operating income (loss)............................          (99)               334                162
Interest expense........................................         (192)              (185)              (182)
Interest income.........................................            3                  4                  6
Other income, net.......................................            8                 --                 46
                                                               ------             ------             ------
   Income (loss) before extraordinary item..............         (280)               153                 32
Extraordinary loss on extinguishment of debt............           (3)                --                 --
                                                               ------             ------             ------
Net income (loss).......................................       $ (283)            $  153             $   32
                                                               ======             ======             ======


                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                    -----------------------
                                                                                      2001            2000
                                                                                    --------        -------
                                                                                      (Millions of dollars)
                                             ASSETS
Current assets:
   Cash and cash equivalents.....................................................    $  202         $   18
   Accounts receivable:
     Trade, net..................................................................       440            568
     Related parties.............................................................       100            190
   Inventories...................................................................       448            506
   Prepaid expenses and other current assets.....................................        36             50
                                                                                     ------         ------
     Total current assets........................................................     1,226          1,332
Property, plant and equipment, net...............................................     3,705          3,819
Investment in PD Glycol..........................................................        47             53
Goodwill, net....................................................................     1,053          1,086
Other assets, net................................................................       277            292
                                                                                     ------         ------
     Total assets................................................................    $6,308         $6,582
                                                                                     ======         ======

                         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable:
     Trade.......................................................................    $  331         $  426
     Related parties.............................................................        29             61
   Current maturities of long-term debt..........................................       104             90
   Accrued liabilities...........................................................       197            166
                                                                                     ------         ------
     Total current liabilities...................................................       661            743
Long-term debt...................................................................     2,233          2,158
Other liabilities................................................................       177            141
Commitments and contingencies....................................................        --             --
Partners' capital:
   Partners' accounts............................................................     3,257          3,540
   Accumulated other comprehensive income (loss).................................       (20)            --
                                                                                     ------         ------
     Total partners' capital.....................................................     3,237          3,540
                                                                                     ------         ------
     Total liabilities and partners' capital.....................................    $6,308         $6,582
                                                                                     ======         ======


                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                                                             December 31,
                                                                                      --------------------------
                                                                                       2001      2000      1999
                                                                                      ------    -----     ------
                                                                                         (Millions of dollars)
Cash flows from operating activities:
   Net income (loss)...........................................................       $(283)    $ 153     $  32
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization.............................................         321       310       300
     Net (gain) loss on disposition of assets..................................          (3)        5        35
     Extraordinary loss on extinguishment of debt..............................           3        --        --
   Changes in assets and liabilities that provided (used) cash
     Accounts receivable.......................................................         220       (58)     (213)
     Inventories...............................................................          61        14        17
     Accounts payable..........................................................        (129)       28       119
     Accrued liabilities.......................................................          30       (65)       82
     Other assets and liabilities..............................................          10       (48)      (28)
                                                                                     ------     -----     -----
     Cash provided by operating activities.....................................         230       339       344
                                                                                     ------     -----     -----
Cash flows from investing activities:
   Expenditures for property, plant and equipment..............................        (110)     (131)     (157)
   Proceeds from sales of assets...............................................          10         4        75
   Purchase of business from AT Plastics, Inc..................................          (7)       --        --
                                                                                     ------     -----     -----
     Cash used in investing activities.........................................        (107)     (127)      (82)
                                                                                     ------     -----     -----
Cash flows from financing activities:
   Net borrowing (payments) under lines of credit..............................        (820)       20      (502)
   Proceeds from issuance of long-term debt....................................       1,000        --       898
   Repayment of other long-term debt...........................................         (91)      (42)     (150)
   Repayment of obligations under capital leases...............................          --        --      (205)
   Distributions to partners...................................................          --      (280)     (255)
   Other.......................................................................         (28)       --        (6)
                                                                                     ------     -----     -----
     Cash provided by (used in) financing activities...........................          61      (302)     (220)
                                                                                     ------     -----     -----
Increase (decrease) in cash and cash equivalents...............................         184       (90)       42
Cash and cash equivalents at beginning of period...............................          18       108        66
                                                                                     ------     -----     -----
Cash and cash equivalents at end of period.....................................      $  202     $  18     $ 108
                                                                                     ======     =====     =====

                 See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                       Accumulated
                                                   Partners' Accounts                    Other
                                     --------------------------------------------    Comprehensive   Comprehensive
                                     Lyondell   Millennium    Occidental    Total     Income (loss)   Income (loss)
                                     --------   ----------    ----------    -----    --------------  ---------------
                                                                 (Millions of dollars)
Balance at January 1,
   1999 ............................. $   613    $ 1,621       $ 1,651     $ 3,885        $    --         $   --

   Net income .......................      14          9             9          32             --             32
   Distributions to partners ........    (105)       (75)          (75)       (255)            --             --
                                      -------    -------       -------     -------        -------         ------
   Comprehensive income .............                                                                     $   32
                                                                                                          ======
Balance at December 31,
   1999 .............................     522      1,555         1,585       3,662             --             --
   Net income .......................      63         45            45         153             --            153
   Distributions to partners ........    (114)       (83)          (83)       (280)            --             --
   Other ............................       5         --            --           5             --             --
                                      -------    -------       -------     -------        -------         ------
   Comprehensive income .............                                                                     $  153
                                                                                                          ======

Balance at December 31,
   2000 .............................     476      1,517         1,547       3,540             --             --
   Net loss .........................    (115)       (84)          (84)       (283)            --           (283)
   Other comprehensive
     income:
     Unrealized loss on
       securities ...................      --         --            --          --             (1)            (1)
     Minimum pension
       liability ....................      --         --            --          --            (19)           (19)
                                      -------    -------       -------     -------        -------         ------
   Comprehensive loss ...............                                                                     $ (303)
                                                                                                          ======
Balance at December 31, .............
   2001                               $   361    $ 1,433       $ 1,463     $ 3,257        $   (20)
                                      =======    =======       =======     =======        =======


                 See Notes to Consolidated Financial Statements

                             EQUISTAR CHEMICALS, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Formation of the Partnership and Operations

       Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "the Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental"). Equistar is currently owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries (see also Note 18).

       Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental, which consist of 18 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

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

       Inventories -- Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis, except for materials and supplies, which are valued at average cost. Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, generally 25 years for major manufacturing equipment, 30 years for buildings, 10 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statement of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

       Accounting Changes Adopted in 2001 -- As of January 1, 2001, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Gains or losses from changes in the fair value of derivatives used as cash flow hedges are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the related forecasted transaction. Implementation of SFAS No. 133 and SFAS No. 138 did not have a material effect on the consolidated financial statements of Equistar.

       Recent Accounting Standards -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and is not expected to have a material effect on intangible assets acquired in business combinations effected prior to July 1, 2001. SFAS No. 142 prescribed the discontinuance of amortization of goodwill as well as annual review of goodwill for impairment. Equistar expects the implementation of SFAS No. 142 to result in the impairment of the entire balance of goodwill, resulting in a $1.1 billion charge that will be reported as the cumulative effect of a change in accounting principle as of January 1, 2002. Earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

       Product Transactions with Occidental Chemical -- In connection with the contribution of Occidental Chemical assets to Equistar, Equistar and Occidental Chemical entered into a long-term agreement for Equistar to supply 100% of the ethylene requirements for Occidental Chemical's U.S. manufacturing plants. The pricing terms under the agreement between Equistar and Occidental Chemical are similar to the pricing terms under the ethylene sales agreement between Equistar and Lyondell. The ethylene raw material is exclusively for internal use in production at these plants, less any quantities up to 250 million pounds per year tolled in accordance with the provisions of the agreement. Upon three years notice from either party to the other, sales may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. Therefore, the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. Equistar also enters into over-the-counter derivatives, primarily price swap contracts, for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

respect to crude oil-related raw material purchases (see Note 13). Equistar also purchases various products from Occidental Chemical at market-related prices.

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

       Under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer ("VAM") raw material requirements at market-related prices from Millennium Petrochemicals for its LaPorte, Texas, Clinton, Iowa and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The contract expires December 31, 2002 and, thereafter, renews annually.

       Product Transactions with Oxy Vinyls, LP -- Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture partnership. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement which expires on December 31, 2003.

       Transactions with LYONDELL-CITGO Refining LP -- Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, have been assigned to Equistar. Accordingly, certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

       Transactions with LMC -- Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar at market-related prices. The natural gas for LMC's plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC's methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost.

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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


       Related party transactions are summarized as follows:



                                                                            For the Year Ended December 31,
                                                                            ------------------------------
                                                                              2001       2000      1999
                                                                            ---------  --------- ---------
                                                                                (Millions of dollars)
       Equistar billed related parties for: Sales of products and processing services:
            Lyondell.....................................................       $405       $572      $246
            Occidental Chemical..........................................        441        558       435
            LCR..........................................................        377        438       260
            Millennium Petrochemicals....................................         55         90        54
            Oxy Vinyls...................................................         48         67        93
          Shared services and shared site agreements:
            LCR..........................................................          3          2         3
            LMC..........................................................          6          6         6
            Millennium Petrochemicals....................................         17         24        21
            Lyondell.....................................................         --         --         8
          Gas purchased for LMC..........................................         86         85        46
       Related parties billed Equistar for:
          Purchases of products:
            LCR..........................................................       $203       $264      $190
            LMC..........................................................        151        165        95
            Millennium Petrochemicals....................................         15         16        12
            Lyondell.....................................................          4          2         6
            Occidental Chemical..........................................          1          2         2
          Shared services and transition agreements:
            Lyondell.....................................................        147        133         9
            Millennium Petrochemicals....................................         19         22        24
            LCR..........................................................          2         --        --
            Occidental Chemical..........................................         --         --         2


                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

       During 2001, Equistar terminated an agreement with an independent issuer of receivables-backed commercial paper. Previously, Equistar sold, on an ongoing basis and without recourse, designated accounts receivable, maintaining the balance of the accounts receivable sold by selling new receivables as existing receivables were collected. At December 31, 2000 and 1999, the balance of Equistar's accounts receivable sold was $130 million. Increases and decreases in the amount sold were reported as operating cash flows in the Consolidated Statement of Cash Flows. Costs related to the sales were included in "Selling, general and administrative expenses" in the Consolidated Statement of Income.

8.     Inventories

       Inventories were as follows at December 31:


                                                        2001       2000
                                                        ----       ----
                                                     (Millions of dollars)

       Finished goods............................       $243       $273
       Work-in-process...........................         12         16
       Raw materials.............................        104        123
       Materials and supplies....................         89         94
                                                        ----       ----
          Total inventories......................       $448       $506
                                                        ====       ====

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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



9.     Property, Plant and Equipment and Other Assets

       The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:


                                                         2001       2000
                                                        ------     ------
                                                      (Millions of dollars)
      Land ........................................     $   79     $   78
      Manufacturing facilities and equipment ......      5,929      5,769
      Construction in progress ....................         92        134
                                                        ------     ------
         Total property, plant and equipment ......      6,100      5,981
                                                        ------     ------
      Less accumulated depreciation ...............      2,395      2,162
                                                        ------     ------
         Property, plant and equipment, net .......     $3,705     $3,819
                                                        ======     ======



       Equistar did not capitalize any interest during 2001, 2000 and 1999 with respect to construction projects.

       Goodwill, at cost, and the related accumulated amortization were as follows at December 31:


                                                         2001       2000
                                                        ------     ------
                                                      (Millions of dollars)

      Goodwill.....................................     $1,318     $1,318
      Less accumulated amortization................        265        232
                                                        ------     ------
         Goodwill, net.............................     $1,053     $1,086
                                                        ======     ======


       The unamortized balances of deferred turnaround, software and debt issuance costs included in "Other assets, net" were as follows at December 31:


                                                         2001       2000
                                                        ------     ------
                                                      (Millions of dollars)

       Turnaround costs............................     $   70     $   75
       Software costs..............................         97        104
       Debt issuance costs.........................         34          9


       Depreciation and amortization is summarized as follows for the periods presented:


                                                       For the Year Ended
                                                          December 31,
                                                --------------------------------
                                                2001          2000          1999
                                                ----          ----          ----
                                                    (Millions of dollars)
Property, plant and equipment ........          $237          $229          $221
Goodwill .............................            33            33            33
Turnaround expense ...................            20            24            25
Software costs .......................            12            13            12
Other ................................            17            11             9
Debt issuance costs ..................             2           --            --
                                                ----          ----          ----
                                                $321          $310          $300
                                                ====          ====          ====


                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




10.    Accrued Liabilities

       Accrued liabilities were as follows at December 31:


                                                          2001       2000
                                                          ----       ----
                                                       (Millions of dollars)
       Property taxes..............................       $ 68       $ 73
       Interest....................................         68         52
       Payroll and benefits........................         49         38
       Other.......................................         12          3
                                                          ----       ----
          Total accrued liabilities................       $197       $166
                                                          ====       ====

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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


       Long-term debt consisted of the following at December 31:



                                                            2001           2000
                                                           ------         ------
                                                            (Millions of dollars)
       Bank credit facilities:
          Revolving credit facility due 2006 .....         $   --           $820
          Term loan due 2007 .....................            299             --
       Other debt obligations:
          Medium-term notes due 2002-2005 ........             31            121
          9.125% Notes due 2002 ..................            100            100
          8.50% Notes due 2004 ...................            300            300
          6.50% Notes due 2006 ...................            150            150
          10.125% Senior Notes due 2008 ..........            700           --
          8.75% Notes due 2009 ...................            598            598
          7.55% Debentures due 2026 ..............            150            150
          Other ..................................              9              9
                                                           ------         ------
            Total long-term debt .................          2,337          2,248
       Less current maturities ...................            104             90
                                                           ------         ------
            Total long-term debt, net ............         $2,233         $2,158
                                                           ======         ======


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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



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

       At December 31, 2001, future minimum lease payments and residual value guarantees relating to noncancelable operating leases with lease terms in excess of one year were as follows:


                                                 Minimum                Residual
                                                  Lease                  Value
                                                Payments               Guarantees
                                                -----------           -------------
                                                       (Millions of dollars)
 2002 ........................................     $ 95                   $ 39
 2003 ........................................       78                     --
 2004 ........................................       67                    186
 2005 ........................................       43                     --
 2006 ........................................       35                     --
 Thereafter ..................................      287                     --
                                                   ----                   ----
    Total minimum lease payments .............     $605                   $225
                                                   ====                   ====


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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The following table summarizes activity included in accumulated other comprehensive income ("AOCI") related to the fair value of derivative instruments for the year ended December 31, 2001:

                                                                                                   2001
                                                                                               ------------
                                                                                               (Millions of
                                                                                                  dollars)
       Gain (loss):
          Balance at beginning of period..................................................         $ --
                                                                                                   -----
          January 1, 2001 transition adjustment -- reclassification of December 31, 2000             (13)
            deferred loss.................................................................
          Net gains on derivative instruments.............................................            35
          Reclassification of gains on derivative instruments to earnings.................           (22)
                                                                                                   -----
       Net change included in AOCI for the period.........................................            --
                                                                                                   -----
          Net gain on derivative instruments included in AOCI at December 31, 2001........         $  --
                                                                                                   =====


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

         Equistar accounts for certain investments as "available-for-sale" securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, changes in the fair value of the investments are recognized in the balance sheet and the unrealized holding gains and losses are recognized in other comprehensive income.

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

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

       The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                               Other
                                                                                          Postretirement
                                                                     Pension Benefits        Benefits
                                                                     ----------------    ----------------
                                                                      2001      2000      2001      2000
                                                                     ------    ------    ------    ------
                                                                            (Millions of dollars)
       Change in benefit obligation:
          Benefit obligation, January 1........................       $120      $ 99      $ 92      $ 77
          Service cost.........................................         16        17         2         2
          Interest cost........................................         10         9         6         6
          Plan amendments......................................         --        --        29        --
          Actuarial loss (gain)................................         12         8       (14)       11
          Benefits paid........................................        (11)      (12)       (3)       (2)
          Net effect of curtailments, settlements and special
            termination benefits...............................         --        (1)       --         1
          Transfer to Lyondell.................................         --        --        --        (3)
                                                                      ----      ----      ----      ----
          Benefit obligation, December 31......................        147       120       112        92
                                                                      ----      ----      ----      ----
       Change in plan assets:
          Fair value of plan assets, January 1.................        117       101        --        --
          Actual return on plan assets.........................         (6)       (3)       --        --
          Partnership contributions............................          7        31         3         2
          Benefits paid........................................        (11)      (12)       (3)       (2)
                                                                      ----      ----      ----      ----
          Fair value of plan assets, December 31...............        107       117        --        --
                                                                      ----      ----      ----      ----
          Funded status........................................        (40)       (3)     (112)      (91)
          Unrecognized actuarial loss..........................         48        24         5        20
          Unrecognized prior service cost......................         --        --        29        --
                                                                      ----      ----      ----      ----
          Net amount recognized................................       $  8      $ 21      $(78)     $(71)
                                                                      ====      ====      ====      ====
       Amounts recognized in the Consolidated Balance Sheet
         consist of:
          Prepaid benefit cost.................................       $ 22      $ 35      $ --      $ --
          Accrued benefit liability............................        (33)      (14)      (78)      (71)
          Accumulated other comprehensive income...............         19        --        --        --
                                                                      ----      ----      ----      ----
          Net amount recognized................................       $  8      $ 21      $(78)     $(71)
                                                                      ====      ====      ====      ====


         The increase in other postretirement benefit obligations in 2001 resulted from a medical plan amendment that increased Equistar's maximum contribution level per employee by 25%.

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         Pension plans with benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                                            2001      2000
                                                                                            ----      ----
       Benefit obligation.............................................................      $129      $63
       Fair value of assets...........................................................        81       40


         Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                                            2001      2000
                                                                                            ----      ----
       Accumulated benefit obligation..................................................     $106       $9
       Fair value of assets............................................................       81        6

         Net periodic pension and other postretirement benefit costs included the following components:


                                                                           Other
                                                                      Postretirement
                                                Pension Benefits          Benefits
                                             --------------------- ----------------------
                                              2001   2000    1999   2001     2000   1999
                                             ------ ------  -----  ------   ------ ------
                                                         (Millions of dollars)
Components of net periodic benefit cost
   Service cost ..........................   $ 16    $ 17    $ 22    $  2   $  2   $  4
   Interest cost .........................     10       9       7       6      6      6
   Amortization of actuarial loss ........      2      --       1      --      1      1
   Expected return on plan assets ........    (11)     (8)     (8)     --     --     --
   Net effect of curtailments, settlements
     and special termination benefits ....      3      (1)     --       2      1     --
                                             ----    ----    ----    ----   ----   ----
Net periodic benefit cost ................   $ 20    $ 17    $ 22    $ 10   $ 10   $ 11
                                             ====    ====    ====    ====   ====   ====


         The assumptions used in determining the net pension cost and the net pension liability were as follows at December 31:

                                                                           Other
                                                                      Postretirement
                                                Pension Benefits          Benefits
                                             --------------------- ----------------------
                                              2001   2000    1999   2001     2000   1999
                                             ------ ------  -----  ------   ------ ------

Weighted-average assumptions as of
  December 31:
Discount rate..............................   7.00%   7.50%  8.00%  7.00%    7.50%   8.00%
Expected return on plan assets.............   9.50%   9.50%  9.50%    --       --      --
Rate of compensation increase..............   4.50%   4.50%  4.75%  4.50%    4.50%   4.75%

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

         Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2001, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

                                                                                   (Millions
                                                                                   of dollars)
       2002......................................................................    $  109
       2003......................................................................       132
       2004......................................................................       135
       2005......................................................................       137
       2006......................................................................       138

       Thereafter................................................................     1,688
                                                                                     ------
       Total minimum contract payments...........................................    $2,339
                                                                                     ======


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

         Clean Air Act -- The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Compliance with the plan will result in increased capital investment, which could be between $200 million and $260 million, before the 2007 deadline, as well as higher annual operating costs for Equistar. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the Texas Natural Resource Conservation Commission ("TNRCC") to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, is expected to reduce Equistar's estimated capital

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

investments for NOx reductions required to comply with the standards. However, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

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

16. Supplemental Cash Flow Information

         Supplemental cash flow information is summarized as follows for the periods presented:

                                                                            For the Year Ended
                                                                                 December 31,
                                                                          -------------------------
                                                                          2001      2000      1999
                                                                          ----      ----      ----
                                                                           (Millions of dollars)
       Cash paid for interest..........................................   $171      $180      $146
                                                                          ====      ====      ====


17. Segment Information and Related Information

         Equistar operates in two reportable segments, petrochemicals and polymers. The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2). No third-party customer accounted for 10% or more of sales during the three-year period ended December 31, 2001.

                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

       Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

                                          Petrochemicals    Polymers     Unallocated   Eliminations  Consolidated
                                          ---------------  ------------  ------------  ------------  ------------
                                                                   (Millions of dollars)

For the year ended December 31, 2001:
Sales and other operating revenues:
   Customers...........................   $        3,929   $     1,980   $        --   $        --   $     5,909
   Intersegment........................            1,455            --            --        (1,455)           --
                                          ---------------  ------------  ------------  ------------  ------------
                                                   5,384         1,980            --        (1,455)        5,909
Unusual charges........................               --            --            22            --            22
Operating income (loss)................              275          (186)         (188)           --           (99)
Total assets...........................            3,458         1,365         1,485            --         6,308
Capital expenditures...................               84            24             2            --           110
Depreciation and amortization expense..              204            58            59            --           321
For the year ended December 31, 2000:
Sales and other operating revenues:
   Customers...........................   $        5,144   $     2,351   $        --   $        --   $     7,495
   Intersegment........................            1,887            --            --        (1,887)           --
                                          ---------------  ------------  ------------  ------------  ------------
                                                   7,031         2,351            --        (1,887)        7,495
Operating income (loss)................              694          (185)         (175)           --           334
Total assets...........................            3,693         1,534         1,355            --         6,582
Capital expenditures...................               79            46             6            --           131
Depreciation and amortization expense..              199            55            56            --           310
For the year ended December 31, 1999:
Sales and other operating revenues:
   Customers...........................   $        3,435   $     2,159   $        --   $        --   $     5,594
   Intersegment........................            1,324            --            --        (1,324)           --
                                          ---------------  ------------  ------------  ------------  ------------
                                                   4,759         2,159            --        (1,324)        5,594
Unusual charges........................               --            --            96            --            96
Operating income (loss)................              447            51          (336)           --           162
Total assets...........................            3,671         1,551         1,514            --         6,736
Capital expenditures...................               61            83            13            --           157
Depreciation and amortization expense..              194            53            53            --           300


                             EQUISTAR CHEMICALS, LP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column for the years ended December 31, 2001, 2000 and 1999.

                                                                              2001        2000        1999
                                                                             ------      ------      ------
                                                                                  (Millions of dollars)
Expenses not allocated to petrochemicals and polymers:
   Principally general and administrative expenses.....................      $(166)      $(175)       $(240)
   Unusual charges.....................................................        (22)         --          (96)
                                                                             -----       -----        -----
     Total -- Unallocated..............................................      $(188)      $(175)       $(336)
                                                                             =====       =====        =====


         The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

                                                                                     2001       2000       1999
                                                                                    ------     ------     -------
                                                                                      (Millions of dollars)
Cash...........................................................................     $  202     $   18     $  108
Accounts receivable -- trade and related parties...............................         17         16         18
Prepaids and other current assets..............................................         20         17         22
Property, plant and equipment, net.............................................         44         56         58
Goodwill, net..................................................................      1,053      1,086      1,119
Other assets...................................................................        149        162        189
                                                                                    ------     ------     ------
                                                                                    $1,485     $1,355     $1,514
                                                                                    ======     ======     ======


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

                                                                     SCHEDULE II

                            MILLENNIUM CHEMICALS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    For the Years Ended 1999, 2000 and 2001

                                                         Balance        Charge to                    Balance at
                                                       at Beginning     Costs and                      End of
                                                         of Year         Express      Deduction         Year
                                                      --------------  ------------  -------------   ------------
                                                                              (Millions)
Year ended December 31, 1999
     Deducted from asset accounts:
     Allowance for doubtful accounts................      $  3           $   --       $ (1)(b)         $  2
     Valuation allowance............................       126               --        (60)(a)           76
Year ended December 31, 2000
     Deducted from asset accounts:
     Allowance for doubtful accounts................         2                2         --                4
     Valuation allowance............................        76               --         (6)(a)           70
Year ended December 31, 2001
     Deducted from asset accounts:
     Allowance for doubtful accounts................         4                4         (1)               7
     Valuation allowance............................        70               --        (70)(c)           --

--------------
 (a) Valuation allowance for capital loss carryover deferred tax asset.

 (b) Uncollected accounts written off, net of recoveries.

 (c) Underlying capital loss carryover expired

                             STATEMENT OF DIFFERENCES
                             ------------------------

The registered trademark symbol shall be expressed as ..................... 'r'
The dagger symbol shall be expressed as ................................... 'D'
Characters normally expressed as subscript shall be preceded by............ [u]