Form 10-K
period 2002-12-31
MILLENNIUM CHEMICALS INC
filed 2003-03-25
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------------    -------------

                         COMMISSION FILE NUMBER: 1-12091

                                   ----------

                            MILLENNIUM CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                   ----------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     The aggregate market value of voting stock held by non-affiliates as of March 19, 2003 (based upon the closing price of $11.90 per common share as quoted on the New York Stock Exchange), is approximately $740 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 19, 2003, was 63,440,462 shares, excluding 14,456,124 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to be voted.

                       Documents Incorporated by Reference

     Portions of the registrant's definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

================================================================================

                                TABLE OF CONTENTS

Item                                                                                   Page
----                                                                                   ----
                                     PART I

1.     Business.....................................................................      5
2.     Properties...................................................................     23
3.     Legal Proceedings............................................................     24
4.     Submission of Matters to a Vote of Security Holders..........................     27

                                     PART II

5.     Market for the Registrant's Common Equity and Related Shareholder Matters....     28
6.     Selected Financial Data......................................................     28
7.     Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................     30
7A.    Quantitative and Qualitative Disclosures about Market Risk...................     54
8.     Financial Statements and Supplementary Data..................................     55
9.     Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure................................................................     96

                                    PART III

10.    Directors and Executive Officers of the Registrant...........................     97
11.    Executive Compensation.......................................................     97
12.    Security Ownership of Certain Beneficial Owners and Management...............     97
13.    Certain Relationships and Related Transactions...............................     97
14.    Controls and Procedures......................................................     97

                                     PART IV

15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K...............     99
       Signatures...................................................................    103
       Certifications...............................................................    104

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

     These forward-looking statements are only present expectations as at the time of this filing. Actual events or results may differ materially. Factors that could cause such a difference include:

     o the cyclicality and volatility of the chemical industries in which the Company and Equistar Chemicals, LP ("Equistar") operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industries to capacity additions;

     o general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors, in particular, the events in the Middle East;

     o the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company's shared control of Equistar and the Company's contractual commitments regarding possible future capital contributions to Equistar;

     o changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

     o    the ability of raw material suppliers to fulfill their commitments;

     o the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets, and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;

     o risks of doing business outside the United States, including currency fluctuations;

     o the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company's and Equistar's current and former operations;

     o    pricing and other competitive pressures;

     o legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits and other claims;

     o the Company's substantial indebtedness and its impact on the Company's cash flow, business operations and ability to obtain additional financing.

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

                           Non-GAAP Financial Measures

     Financial measures based on accounting principles generally accepted in the United States of America ("GAAP") are commonly referred to as GAAP financial measures. For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses so-called non-GAAP financial measures, primarily EBITDA, Pro Forma EBITDA, Pro Forma Operating Income, Pro Forma Net Sales and Pro Forma Depreciation and Amortization. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings (which includes an allocation of costs incurred by the Company in connection with its interest in Equistar), and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies' performance. Pro Forma EBITDA includes the Company's underlying interest (29.5%) in Equistar's results, together with an allocation of costs incurred by the Company in connection with its interest in Equistar. Pro Forma Operating Income includes the

Company's underlying interest in Equistar's results. Pro Forma Net Sales and Pro Forma Depreciation and Amortization include net sales and depreciation and amortization, respectively, in accordance with GAAP together with the Company's underlying interest in Equistar's corresponding amounts. The Company believes this pro forma information provides useful information to investors regarding its underlying interest in Equistar. EBITDA and the pro forma measures identified above are not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures of other companies.

     The Company also periodically reports adjusted net or operating income
(loss) or adjusted EBITDA, excluding certain items that are unusual in nature or not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors to compare operating performance between two periods. Such adjusted data is not reported without an explanation of the items that are excluded.

                                     PART I

Item 1. Business

     The Company is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

     The Company has three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. The Company also owns a 29.5% interest in Equistar, a joint venture owned by the Company and Lyondell Chemical Company ("Lyondell"). The Company accounts for its interest in Equistar as an equity investment.

     The Company has leading market positions in the United States and the world:

     o Through its Titanium Dioxide and Related Products business segment, the Company is the second-largest producer of titanium dioxide ("TiO[u]2") in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. The Company is also the largest merchant seller of titanium tetrachloride ("TiCl[u]4") in North America and Europe and a leading producer of zirconia, silica gel and cadmium-based pigments;

     o Through its Acetyls business segment, the Company is the second-largest producer of vinyl acetate monomer ("VAM") and acetic acid in North America, and through its 85% interest in La Porte Methanol Company, LP ("La Porte Methanol Company"), a partner in a leading US producer of methanol;

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

     The Company's management strategy is based on "Operational Excellence" and "Growth and Development" models. The Operational Excellence model focuses on optimizing cash flow and disciplined growth for the Company's more mature businesses. The Company's high-volume TiO[u]2 and acetyls businesses, as well as its interest in Equistar, are managed pursuant to the Operational Excellence model. The Growth and Development model focuses on developing the Company's current and prospective higher margin, higher growth-potential businesses to achieve operating margins that exceed chemical industry averages. The businesses within the Company's Specialty Chemicals segment, as well as the specialty and performance chemicals businesses within the Titanium Dioxide and Related Products segment, are managed pursuant to the Growth and Development model. The Company's centralized Shared Services organization is responsible for providing finance, human resources, certain manufacturing services, research and development, strategic planning, supply chain, legal, information technology, quality, safety, health and environmental services to all Company businesses. The Company is testing its business plan with an independent third party to help drive optimal performance.

     The Company's Titanium Dioxide and Related Products segment is operated through Millennium Inorganic Chemicals Inc. and its non-United States affiliates (collectively, "Millennium Inorganic Chemicals"); the Company's Acetyls segment is operated through Millennium Petrochemicals Inc. ("Millennium Petrochemicals") and the Company's Specialty Chemicals segment is operated through Millennium Specialty Chemicals Inc. ("Millennium Specialty Chemicals"). In addition to its 29.5% interest in Equistar, the Company owns an 85% interest in La Porte Methanol Company, a Delaware limited partnership, which owns a methanol plant located in La Porte, Texas and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. La Porte Methanol Company is included in the Company's Consolidated Financial Statements.

     The Company was incorporated in Delaware on April 18, 1996 and became a publicly traded company following its demerger (i.e., spin-off) from Hanson plc ("Hanson"), a company incorporated in the United Kingdom, on October 1, 1996 (the "Demerger"). The Company's principal executive offices are located at 230 Half Mile Road, Red Bank, NJ 07701. Its telephone number is (732) 933-5000 and its fax number is (732) 933-5240. Its website is http://www.millenniumchem.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments thereto are available free of charge through the Company's website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company's website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

     In this Annual Report:

     o References to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires.

     o References to "tpa" are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds).

     o References to the Company's and Equistar's market positions, with the exception of the Company's market position in the Specialty Chemicals business segment, are based on estimates of their respective production capacities, as compared to the production capacities of other industry participants. The reference to the Company's market position with respect to the Specialty Chemicals business segment is based on sales volumes of the Specialty Chemicals business segment, as compared to the estimated sales volumes of its competitors.

     o Estimates of the Company's and Equistar's production capacities are based upon engineering assessments made by the Company and Equistar, respectively, and estimates of the production capacities and sales volumes of other industry participants are based on available information from a variety of sources. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

                                Business Segments

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. See
Note 16 to the Consolidated Financial Statements included in this Annual Report. The Company also holds a 29.5% interest in Equistar that is accounted for under the equity method. See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.

                               Principal Products

     The following is a description of the principal products of the Company's business segments:

                        Product                              Uses
                        -------                              ----
Titanium Dioxide and Related Products:
   Titanium dioxide ("TiO[u]2")...............   A white pigment used to
                                                 provide whiteness, brightness,
                                                 opacity and durability in
                                                 paint and coatings, plastics,
                                                 paper and elastomers.
   Titanium tetrachloride ("TiCl[u]4")........   The intermediate product used
                                                 in making TiO[u]2. TiCl[u]4 is
                                                 also used for: the manufacture
                                                 of titanium metal, which is
                                                 used to make a wide variety of
                                                 products including eyeglass
                                                 frames, aerospace parts and
                                                 golf clubs; the manufacture of
                                                 catalysts and specialty
                                                 pigments; and, as a surface
                                                 treatment for glass.
   Zirconium-based compounds and chemicals....   Chemicals used in coloring for
                                                 ceramics, in pigment surface
                                                 treatment, solid oxide fuel
                                                 cells and to enhance optics.
   Ultra-fine TiO[u]2.........................   Nanoparticle and ultra-fine
                                                 products used in optical,
                                                 electronic, catalyst and
                                                 ultra-violet absorption
                                                 applications.
   Silica gel.................................   Inorganic product used to
                                                 reduce gloss and control flow
                                                 in coatings. Also used to
                                                 stabilize beer and extend the
                                                 shelf life of plastic films,
                                                 powdered food products and
                                                 pharmaceuticals.

   Cadmium-based pigments.....................   Inorganic colors used in
                                                 engineered plastics, artists'
                                                 colors, ceramics, inks,
                                                 automotive refinish coatings,
                                                 coil and extrusion coatings,
                                                 aerospace coatings and
                                                 specialty industrial finishes.
Acetyls:
   Vinyl acetate monomer ("VAM")..............   A petrochemical product used
                                                 to produce a variety of
                                                 polymer products used in
                                                 adhesives, water-based paint,
                                                 textile coatings and paper
                                                 coatings.
   Acetic acid................................   A feedstock used to produce
                                                 VAM, terephthalic acid (used
                                                 to produce polyester for
                                                 textiles and plastic bottles),
                                                 industrial solvents, and a
                                                 variety of other chemicals.
   Methanol...................................   A feedstock used to produce
                                                 acetic acid; methyl tertiary
                                                 butyl ether ("MTBE"), a
                                                 gasoline additive,
                                                 formaldehyde, and several
                                                 other products. The Company is
                                                 a producer of methanol through
                                                 its 85% interest in La Porte
                                                 Methanol Company.
Specialty Chemicals
   Terpene fragrance chemicals................   Individual components that are
                                                 blended to make fragrances
                                                 used in detergents, soaps,
                                                 perfumes, personal-care items
                                                 and household goods.
   Flavor chemicals...........................   Individual components that are
                                                 blended to impart or enhance
                                                 flavors used in toothpaste,
                                                 chewing gum and other consumer
                                                 products.

     For a description of Equistar's principal products, see "Equity Interest in Equistar," below.

                      Titanium Dioxide and Related Products

Titanium Dioxide

     The Company is the second-largest producer of TiO[u]2 in the world, based on reported production capacities. TiO[u]2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

     The following table sets forth the Company's annual production capacity (excluding the Hawkins Point, Maryland sulfate-process plant, which has been idle since September 2001) as of the date of this report, using the chloride process and the sulfate process discussed below, and the approximate percentage of its total production capacity represented by each such process.

                   Millennium Chemicals' TiO[u]2 Rated Capacity
                              (metric tons per annum)

                                                             Percentage
     Process                                     Capacity   of Capacity
     -------                                     --------   -----------
     Chloride.................................    505,000       73%
     Sulfate..................................    185,000       27%
                                                  -------      ----
        Total.................................    690,000      100%

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

   The Company's TiO[u]2 plants are located in the four major world markets for TiO[u]2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland and two in Ashtabula, Ohio have aggregate production capacities of 260,000 tpa using the chloride process. The plant in Salvador, Bahia, Brazil has a capacity to produce approximately 60,000 tpa using the sulfate process. The Company also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 120,000 tpa of titanium ores, which are generally consumed in the Salvador TiO[u]2 plant, and 19,000 tpa of zircon and 2,000 tpa rutile TiO[u]2, which are sold to third parties. The Company's Stallingborough, United Kingdom plant has chloride-process production capacity of 150,000 tpa. The plants in France at Le Havre, Normandy and Thann, Alsace have sulfate-process capacities of 95,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 95,000 tpa.

   The Company's TiO[u]2 plants operated at an average rate of 89%, 85% and 94% of installed capacity during 2002, 2001 and 2000, respectively. The decline in the operating rate in 2001 compared to 2000 was primarily due to curtailment of production at certain facilities in response to reduced market demand. The increase in operating rate from 2001 to 2002 was primarily due to higher production driven by increased market demand.

   Titanium-bearing ores used in the TiO[u]2 extraction process (ilmenite, leucoxene and natural rutile) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat ilmenite to extract iron and other minerals and produce slag or synthetic rutile with higher TiO[u]2 concentrations, resulting in lower amounts of wastes and by-products during the TiO[u]2 production process. Ores are generally shipped by bulk carriers from terminals in the country of origin to TiO[u]2 production plants, usually located near port facilities. The Company obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, and Ukraine, generally pursuant to one-to six-year supply contracts expiring in 2003 through 2006. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 76% of the titanium ores and upgraded titaniferous raw materials purchased by the Company in 2002.

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

   A number of the Company's raw materials are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the Company could suffer reduced supplies and/or be forced to incur increased prices for its raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. At the present time, chloride- and sulfate-process feedstock is available in sufficient quantities.

   Of the total 627,000 metric tons of TiO[u]2 sold by the Company in 2002, approximately 62% was sold to customers in the paint and coatings industry, approximately 23% to customers in the plastics industry, approximately 12% to customers in the paper industry, and approximately 3% to other customers. The Company's ten largest customers accounted for approximately 40% of its TiO[u]2 sales volume in 2002. The Company experiences some seasonality in its sales because its customers' sales of paint and coatings are greatest in the spring and summer months.

     TiO[u]2 is sold either directly by the Company to its customers or, to a lesser extent, through agents or distributors. TiO[u]2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

     The global markets in which the Company's Titanium Dioxide and Related Products business segment operates are all highly competitive. The Company competes primarily on the basis of price, product quality and service. Certain of the Company's competitors are partially vertically integrated, producing titanium-bearing ores as well as TiO[u]2. The Company is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies the facility. The Company's major competitors in the TiO[u]2 business are E. I. DuPont deNemours and Company ("DuPont"), Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ("Kerr-McGee Chemicals"), a unit of Kerr-McGee Corporation, Huntsman Tioxide ("Huntsman"), a business segment of Huntsman International LLC, and, Kronos, Inc. ("Kronos"), a unit of NL Industries Inc. Collectively, DuPont, the Company, Kerr-McGee Chemicals, Huntsman and Kronos account for approximately three-quarters of the world's production capacity.

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

     Titanium Tetrachloride: The Company is the largest merchant seller of TiCl[u]4 in North America and Europe. It produces TiCl[u]4 for merchant sales at its plants in Ashtabula, Ohio and Thann, Alsace, France. TiCl[u]4 is distributed by rail and truck as anhydrous TiCl[u]4 and as an aqueous solution, titanium oxychloride. These products are sold into a wide variety of markets, including the titanium metal, catalyst, pearlescent pigment and surface treatment markets. The Company's principal competitors in the TiCl[u]4 market are Toho Titanium Co. and Kronos.

    Ultra-fine TiO[u]2 Products: Ultra-fine TiO[u]2 products are produced at the Company's plant in Thann, Alsace, France. These non-pigmentary products with a particle size of less than 150 nanometers in size are produced and sold for their physico-chemical characteristics in various applications. The Company is a major supplier of ultra-fine TiO[u]2 used to remove nitrogen oxides from power plant emissions. The principal competitors in the ultra-fine TiO[u]2 products market are Ishihara Sangyo Kaisha, Ltd., Kerr-McGee Chemicals, and Tayca Corporation.

     Zirconium-based Compounds and Chemicals: A wide range of zirconium products is produced at the Company's Rockingham, Western Australia plant. These products are sold globally into the electronics, catalyst, glass, solid oxide fuel cells and colored pigments markets. In addition, zirconium dioxide is sold internally to the Company's TiO[u]2 operations and to other TiO[u]2 producers to enhance the durability and treat the surfaces of various TiO[u]2 products. The Company's principal competitors in this market are Daiichi Kigenso Kagakukgyo Co., Ltd. and MEL Chemicals, a subsidiary of Luxfer Holdings, PLC.

     Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's SiLCRON'r' brand of fine-particle silica gel is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON'r' is also used in food and pharmaceutical applications. SiL-PROOF'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica gel is distributed in dry form in palletized bags by truck and ocean carrier.

     Cadmium-based Pigments: The Company manufactures a line of cadmium-based colored pigments at its St. Helena, Maryland plant, and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, the Company has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier.

                                    Acetyls

     The following table sets forth information concerning the annual production capacity, as of the date of this report, of the Company's principal Acetyls products:

                  Millennium Chemicals' Acetyls Rated Capacity
                         (millions of pounds per annum)

     Product                                                   Capacity
     --------                                                  --------
     Vinyl Acetate Monomer..................................      850
     Acetic Acid............................................    1,200

     In addition, the Company owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see "La Porte Methanol Company" below.

Vinyl Acetate Monomer

     The Company is the second-largest producer of VAM in North America, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located downstream from the Company's acetic acid plant at La Porte, Texas. The process used by the Company to produce VAM is proprietary.

     The principal feedstocks for the production of VAM are acetic acid and ethylene. The Company obtains its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

     The Company has a long-term agreement with DuPont to toll acetic acid produced at the Company's La Porte, Texas plant through DuPont's nearby VAM plant, thereby acquiring all the VAM production at DuPont's plant not utilized internally by DuPont. The contract expires on December 31, 2006 but may be extended by mutual agreement thereafter from year-to-year. The tolling arrangement provided approximately 35% of the VAM available for sale by the Company in 2002.

     The Company sells VAM into domestic and export markets under contracts that range in term from one to seven years, as well as on a spot basis. The majority of sales are completed under contract. The pricing for domestic contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. The Company also sells VAM to Equistar pursuant to a yearly contract at a formula-based price. The Company ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. The Company has bulk storage arrangements for VAM in the Netherlands, the United Kingdom, Italy, Turkey and several Asian countries to better serve its customers' requirements in those regions. Sales are made through the Company's direct sales force and through agents and distributors. The Company's ten largest VAM customers accounted for approximately 65% of its VAM sales volume in 2002.

     The global market for VAM is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company's principal competitors in the VAM business are Celanese AG ("Celanese"), BP P.L.C. ("BP"), The Dow Chemical Company ("Dow"), Acetex Chemie S.A., a subsidiary of Acetex Corporation ("Acetex") and Dairen Chemical Corporation.

Acetic Acid

     The Company is the second-largest producer of acetic acid in North America, and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas. In 2002, the Company used approximately 62% of its acetic acid production to produce VAM. The Company utilizes proprietary technology to produce acetic acid.

     The principal starting feedstocks for the production of acetic acid are carbon monoxide and methanol. The Company purchases its carbon monoxide from Linde AG ("Linde") pursuant to a long-term contract based primarily on cost of production. Linde produces this carbon monoxide at the Company's synthesis gas ("syngas") plant at La Porte, Texas, which is owned by the Company and leased to Linde pursuant to a long-term lease that commenced on January 18, 1999. La Porte Methanol Company, 85% owned by the Company, supplies all of the Company's requirements for methanol. See "La Porte Methanol Company" below.

     Acetic acid not consumed internally by the Company is sold into domestic and export markets under contract and on a spot basis. These contracts range in term from one to five years. Pricing for domestic sales under these contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck. Sales are made through the Company's direct sales force and through agents and distributors. The Company's ten largest acetic acid customers accounted for approximately 85% of its acetic acid sales volume in 2002.

     The global market for acetic acid is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company's principal competitors in the acetic acid business are Celanese, BP, Kyodo Sakusan, Acetex and Eastman Chemical Corp ("Eastman").

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

     The Company operates manufacturing facilities in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of crude sulfate turpentine ("CST"), the Company's key raw material for producing fragrance ingredients. Through fractionation, the molecular components of CST are separated into relatively pure individual materials such as alpha- and beta-pinene. The Company believes it is the largest purchaser and distiller of CST in the world based on the amount of CST processed. Sophisticated chemical processes are then used to produce a number of fragrance and flavor ingredients.

     The Jacksonville facility also produces synthetic pine oil, anethole, l-carvone and coolants. Synthetic pine oil is an active ingredient in cleaning products. Anethole is a flavor ingredient and sweetener used in mint formulations primarily in the oral care market. L-carvone is the primary component in spearmint oil. Coolants are used in confectionery, oral care and other food and personal care applications. The Brunswick site produces linalool, geraniol and dihydromyrcenol from the alpha-pinene component of CST. Linalool, geraniol and dihydromyrcenol are fragrance ingredients used in a wide range of fragrance applications including soaps, detergents and fine fragrances. Linalool and geraniol are produced utilizing a proprietary and, the Company believes, unique technology. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance ingredients including citral, citronellol and dimethyloctanol. The Company believes, based on production capacity, it operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over three thousand tons.

     CST is a by-product of the kraft process of papermaking. The Company purchases CST from approximately 40 pulp mills in North America. Additionally, the Company purchases quantities of gum turpentine or its derivatives from Indonesia, China and other Asian countries, Europe and South America, as business conditions dictate.

     The Company has experienced tightness in CST supply from time to time, together with corresponding price increases. Generally, the Company seeks to enter into long-term supply contracts with pulp mills in order to ensure a stable supply of CST. At the present time, sufficient quantities of CST are available; however, the price of CST has increased due to a decline in the quantity of CST available, which is a result of decreased paper production by North American pulp mills.

     Fragrance ingredients are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. The Company sells directly worldwide to major soap, detergent and fabric conditioner producers. It also sells a significant quantity of product to the major fragrance compounders and to producers of cosmetics and toiletries. Approximately 70% of the Company's specialty chemical sales are to users of fragrance ingredients, 20% are to users of flavor ingredients, and 10% are to users of solvents and cleaners and industrial specialties. Approximately 60% of the Company's 2002 specialty chemicals sales were made outside the United States, to more than 45 different countries. Sales are made primarily through the Company's direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

     The markets in which the Company's Specialty Chemicals business segment competes are highly competitive. The Company competes primarily on the basis of price, quality, service and on its ability to produce its products to the technical and qualitative requirements of its customers. The Company works closely with many of its customers in developing products to satisfy their specific requirements. The Company's supply agreements with customers are typically short-term in duration (up to one year). Therefore, its Specialty Chemicals business segment is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. Customers from time to time change the formulations of an end product in which one of the Company's fragrance ingredients is used, which may affect demand for such ingredients. The Company's ten largest Specialty Chemicals business segment customers accounted for approximately 57% of its total Specialty Chemicals business segment revenue in 2002. The Company's major Specialty Chemicals competitors are BASF AG, Givaudan SA, Derives Resiniques Et Terpeniques (DRT), Kuraray Co. LTD and International Flavors & Fragrances Inc.

                            Research and Development

     The Company's expenditures for research and development totaled $20 million, $20 million and $26 million in 2002, 2001 and 2000, respectively. Research and development expense decreased by approximately $6 million from 2000 to 2001 due to the Company's efforts to reduce selling, development and administrative ("S,D&A") costs in the current economic environment. The Company conducts research at facilities in Baltimore, Maryland, Stallingborough, United Kingdom, Bunbury, Western Australia, Le Havre, Normandy and Jacksonville, Florida. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             International Exposure

     The Company generates revenue from export sales (i.e., sales outside the United States by domestic operations), as well as revenue from the Company's operations conducted outside the United States. Export sales, which are made to more than 90 countries, amounted to approximately 14%, 13% and 11% of total revenues in 2002, 2001 and 2000, respectively. Revenue from non-United States operations amounted to approximately 45%, 41% and 40% of total revenues in 2002, 2001 and 2000, respectively, principally reflecting the operations of the Company's Titanium Dioxide and Related Products business segment in Europe, Australia and Brazil. Identifiable assets of the non-United States operations represented 35% and 28% of total identifiable assets at December 31, 2002 and 2001, respectively, principally reflecting the assets of these operations. Identifiable assets of non-United States operations as a percentage of the Company's total assets increased in 2002 compared to 2001 due to a decrease in the Company's identifiable assets in the United States, primarily goodwill, pension assets and the Company's investment in Equistar. See Notes 4 and 11 and "Goodwill" in Note 1 to the Consolidated Financial Statements included in this Annual Report.

     The Company obtains a portion of its principal raw materials from sources outside the United States. The Company obtains ores used in the production of TiO[u]2 from a number of suppliers in South Africa, Australia, Canada, Brazil and Ukraine. The Company's Specialty Chemicals business segment obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia, China and other Asian countries, Europe and South America.

     The Company's export sales and its non-United States manufacturing and sourcing are subject to the usual risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company's exposure to the risks associated with doing business abroad will increase if the Company expands its worldwide operations. From time to time, the Company utilizes derivative financial instruments to hedge the impact of currency fluctuations on its purchases and sales.

     The functional currency of each of the Company's non-United States operations is the local currency. As a result of translating the functional currency financial statements of all its foreign subsidiaries into US dollars, consolidated Shareholders' equity increased by approximately $27 million during 2002, and decreased by $19 million during 2001 and by $46 million during 2000. Future events, which may significantly increase or decrease the risk of future movement in the currencies in which the Company conducts business, including the Brazilian real or the euro, cannot be predicted.

     The Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. The Company hedges certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the functional currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency transactions aggregated gains of $3 million in 2002 and losses of $7 million and $4 million in 2001 and 2000, respectively.

                          Equity Interest in Equistar

     Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world with total 2002 revenues of $5.5 billion and assets of $5.1 billion at the end of 2002. Equistar is currently the world's third-largest, and North America's second-largest, producer of ethylene. Ethylene is the world's most widely used petrochemical. Equistar currently is also the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated products, aromatics and specialty products.

     Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former ethylene, polyethylene, ethanol and related products business to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymer business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of the chemicals subsidiary of Occidental Petroleum Corporation ("Occidental"). On August 22, 2002, Occidental sold its 29.5% equity interest in Equistar to Lyondell, bringing Lyondell's ownership interest in Equistar to 70.5%, with the Company holding the remaining 29.5% interest. See the description of the Equistar Partnership Agreement and Equistar Parent Agreement in "Equity Interest in Equistar -- Management of Equistar; Agreements between Equistar, Lyondell and the Company".

     Equistar's petrochemical segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins products are primarily ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene and propylene oxide. Equistar's oxygenated products include ethylene oxide, ethylene glycol, ethanol and MTBE. Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar's aromatics are benzene and toluene.

     Equistar's polymer segment manufactures and markets polyolefins, including high density polyethylene, low density polyethylene, linear low density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, grocery and trash bags, housewares, toys and lightweight high-strength plastic bottles and containers for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including carpets, upholstery, housewares, automotive components, rigid packaging and plastic caps and other closures. Equistar's performance polymers include enhanced grades of polyethylene, such as wire and cable insulating resins, polymeric powders, polymers for adhesives, sealants and coatings, reactive polyolefins, and liquid polyolefins.

Equistar's Petrochemical Segment

     Equistar produces petrochemicals at eleven facilities located in five states. Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefin plants use petroleum liquids, including naphtha, condensates and gas oils (collectively, "Petroleum Liquids"), to produce ethylene. The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil and piperylenes. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, "NGLs"). For example, facilities using petroleum liquids historically have generated approximately four cents additional variable margin on average per pound of ethylene produced compared to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. During the second half of 2001 and in 2002, the advantage has been significantly less than the historical average. Equistar has the capability to realize this margin advantage due to its ability to process petroleum liquids at the Channelview, Corpus Christi and Chocolate Bayou, Texas facilities. Equistar's Channelview and Corpus Christi, Texas facilities can process 100% and 70% Petroleum Liquids, respectively, or up to 80% and 70% NGLs, respectively, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

     Equistar's Morris, Illinois, Clinton, Iowa, Lake Charles, Louisiana, and, La Porte, Texas plants are designed to use primarily NGLs, which primarily produce ethylene with some co-products, such as propylene. Equistar's La Porte, Texas facility can process heavier NGLs such as butane and natural gasoline. A comprehensive pipeline system connects Equistar's Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically from a wide variety of sources. The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangements. Equistar obtains a portion of its olefin raw material requirements from LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ("LCR"), at market-related prices. Raw materials are shipped via vessel and pipeline.

     Equistar produces ethylene oxide and derivatives thereof, including ethylene glycol, at facilities located at Pasadena, Texas and through a joint venture located in Beaumont, Texas that is 50% owned by Equistar and 50% owned by DuPont. Equistar produces synthetic ethanol at Tuscola, Illinois and denatures ethanol at facilities in Newark, New Jersey. In March 2002, Equistar permanently shut down its Anaheim, California facility for denaturing ethanol.

     The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product, as of January 1, 2003:

Product                                                 Annual Capacity
-------                                                 ---------------
Olefins:
   Ethylene..........................................   11.6 billion pounds(a)
   Propylene.........................................   5.0 billion pounds(a)(b)
   Butadiene.........................................   1.2 billion pounds
Oxygenated Products:
   Ethylene oxide....................................   1.1 billion pounds
   Ethylene glycol...................................   1.0 billion pounds
   Ethylene oxide derivatives........................   225 million pounds
   MTBE..............................................   284 million gallons(c)
   Ethanol...........................................   50 million gallons
Aromatics:
   Benzene...........................................   310 million gallons
   Toluene...........................................   66 million gallons

Specialty Products:
   Dicyclopentadiene.................................   130 million pounds
   Isoprene..........................................   145 million pounds
   Resin oil.........................................   150 million pounds
   Piperylenes.......................................   100 million pounds
   Alkylate..........................................   337 million gallons(d)
   Diethyl ether.....................................   5 million gallons

----------
(a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001.

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

     Ethylene produced by the La Porte, Morris and Clinton facilities is generally consumed as raw material by the polymer operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced at Equistar's La Porte facility is consumed as a raw material by Equistar's polymers operations and the Company's VAM operations in La Porte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefin plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide and glycol facilities as well as Equistar's affiliates and third parties. Equistar's Lake Charles facility has been idled since the first quarter of 2001. For the year ended December 31, 2002, approximately 70% of the ethylene produced by Equistar, based on sales dollars, was consumed by Equistar's polymers or oxygenated products business or sold to Equistar's owners and their affiliates at market-related prices.

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

     The bases for competition in Equistar's petrochemical products are price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ("Chevron Phillips"), Dow, ExxonMobil Chemical Company ("ExxonMobil"), Huntsman Chemical Company, NOVA Chemicals Corporation ("NOVA Chemicals") and Shell Chemical Company. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

Equistar's Polymer Segment

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

     Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymer facilities. Equistar produces wire and cable insulating resins and compounds at Morris, Illinois and La Porte, Texas and wire and cable insulating compounds at Tuscola, Illinois and Fairport Harbor, Ohio. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. In August 2002, Equistar permanently shut down its Peachtree, Georgia wire and cable insulating compounds facility.

     Equistar's polymers facilities have the capacity to produce annually 3.1 billion pounds of high density polyethylene, 1.5 billion pounds of low density polyethylene, 1.1 billion pounds linear low density polyethylene and 680 million pounds of polypropylene. Equistar's polymer facilities also produce wire and cable insulating resins and compounds, polymeric powders, polymers for adhesives, sealants and coatings, reactive polyolefins and liquid polyolefins. These products are enhanced grades of polyethylene. Equistar's capacity to produce these products is included in the capacity figures for polyethylene, discussed above.

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

     Equistar's polymer products are primarily sold to an extensive base of established customers. Approximately 45% of Equistar's polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices may be changed upon mutual agreement between Equistar and its customer. Equistar sells its polymer products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its polymer products in the rest of the world. Polymers are distributed primarily by railcar.

     The bases for competition in Equistar's polymers products are price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals, TotalFinaElf and Westlake Polymers. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

Management of Equistar; Agreements between Equistar, Lyondell and the Company

     Equistar is a Delaware limited partnership. The Company owns its 29.5% interest in Equistar through two wholly owned subsidiaries of Millennium Petrochemicals, one of which serves as a general partner of Equistar and one of which serves as a limited partner. The Equistar Partnership Agreement governs, among other things, the ownership, cash distributions, capital contributions and management of Equistar.

     The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell and the Company include changes in the scope of Equistar's business, approval of the five-year Strategic Plan (and annual updates thereof) (the "Strategic Plan"), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar's partners not contemplated by an approved Strategic Plan or required to achieve or maintain compliance with health, safety and environmental laws if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period, incurring or repaying debt under certain circumstances, issuing or repurchasing partnership interests or other equity securities of Equistar, making certain distributions, hiring and firing executive officers of Equistar (other than Equistar's Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell and the Company (including approval of Equistar's annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar's Chief Executive Officer, who must be reasonably acceptable to the Company) may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

     Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997 providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. Such agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and Occidental entered into similar agreements with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities. Millennium Petrochemicals, Lyondell and Occidental each remains liable under these indemnification arrangements to the same extent following Lyondell's acquisition of Occidental's interest in Equistar as it was before.

     Equistar is party to a number of agreements with Millennium Petrochemicals for the provision of services, utilities and materials from one party to the other at common locations, principally La Porte, Texas. In general, the goods and services under these agreements, other than the purchase of ethylene by Millennium Petrochemicals from Equistar and the purchase of VAM by Equistar from Millennium Petrochemicals, are provided at cost. Millennium Petrochemicals purchases its ethylene requirements at market-based prices from Equistar pursuant to a long-term contract. Equistar purchases its VAM requirements from Millennium Petrochemicals at a formula-based price pursuant to a long-term contract. Lyondell also entered into agreements with Equistar for the provision of services. Pursuant to the Equistar Parent Agreement, the Company and Lyondell have agreed to guarantee the obligations of their respective subsidiaries under each of the agreements discussed above, including the Equistar Partnership Agreement and the asset-transfer agreements.

     Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, had an indemnity agreement with Equistar pursuant to which Millennium America could have been required under certain circumstances to contribute to Equistar up to $750 million. This indemnity terminated upon the closing of the purchase by Lyondell of Occidental's interest in Equistar. The requirement under the December 1, 1997 asset transfer agreement to indemnify Equistar with respect to the assets transferred to Equistar and the requirement under the Equistar Partnership Agreement to make additional investments in Equistar, each as described above, remain in effect to the same extent after Lyondell purchased Occidental's interest in Equistar.

     The Equistar Partnership Agreement and Equistar Parent Agreement contain certain limitations on the ability of the partners and their affiliates to transfer, directly or indirectly, their interests in Equistar. The following is a summary of those limitations:

     Equistar Partnership Agreement: Without the consent of the general partners of Equistar, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partner and the non-selling partner shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partner within 45 days after receiving notice of the sale, to elect to purchase all of the partnership interests of the selling partner on the terms described in the initial notice. The notice of acceptance will set a date for closing the purchase, which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners' partnership interests will be paid in cash.

     If the non-selling partner does not elect to purchase the selling partner's partnership interests within 45 days after the receipt of initial notice of sale, the selling partner will have a further 180 days during which it may consummate the sale of its units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partner. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partner may make any transfer of its partnership interests.

     Before the selling partner may consummate a transfer of its partnership interests to a third party under the Equistar Partnership Agreement, the selling partner must demonstrate that the person willing to serve as the proposed purchaser's guarantor has outstanding indebtedness that is rated investment grade by Moody's Investor's Services, Inc. ("Moody's") and Standard & Poor's ("S&P"). If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the Equistar Partnership Agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partner and to Equistar substantially in the form of the Equistar Parent Agreement.

     Equistar Parent Agreement: Without the consent of Lyondell or the Company (collectively, the "Parents") as the case may be, the other Parent may not transfer less than all of its interests in the entities that hold its general partnership and limited partnership interests in Equistar (the "Partner Sub Stock") except in compliance with the following provisions.

     Each Parent may transfer all, but not less than all, of its Partner Sub Stock, without the consent of the other Parent, if the transfer is in connection with either (1) a merger, consolidation, conversion or share exchange of the transferring Parent or (2) a sale or other disposition of (A) the Partner Sub Stock, plus (B) other assets representing at least 50% of the book value of the transferring Parent's assets excluding the Partner Sub Stock, as reflected on its most recent audited consolidated or combined financial statements.

     In addition, any transfer of Partner Sub Stock by any Parent described above is only permitted if the acquiring, succeeding or surviving entity, if any, both (1) succeeds to and is substituted for the transferring Parent with the same effect as if it had been named in the Equistar Parent Agreement and (2) executes an instrument agreeing to be bound by the obligations of the transferring Parent under the Equistar Parent Agreement, with the same effect as if it had been named in the instrument.

     The transferring Parent may be released from its guarantee obligations under the Equistar Parent Agreement after the successor parent agrees to be bound by the transferring Parent's obligations.

     Unless a transfer is permitted under the provisions described above, a Parent desiring to transfer all of its Partner Sub Stock to any person, including the other Parent or any affiliate of the other Parent, may only transfer its Partner Sub Stock for cash consideration and must give a written right of first option to Equistar and the other Parent. The offeree Parent will then have the option to elect to purchase all of the Partner Sub Stock of the selling Parent, on the terms described in the right of first offer. If the offeree Parent does not elect to purchase all of the selling Parent's Partner Sub Stock within 45 days after the receipt of the initial notice from the selling Parent, the selling Parent will have a further 180 days during which it may, subject to the provisions of the following paragraph, consummate the sale of its Partner Sub Stock to a third-party purchaser at a purchase price and on other terms that are no more favorable to the purchaser than the initial terms offered to the offeree Parent. If the sale is not completed within the further 180-day period, the right of first offer will be deemed to have expired and a new right of first offer is required.

     Before the selling Parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling Parent shall demonstrate to the other Parent that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the Equistar Parent Agreement, has outstanding indebtedness that is rated investment grade by either Moody's or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody's, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, a Parent may transfer its Partner Sub Stock under the previous paragraph only if all of the following occur: (A) the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations; (B) the transfer does not cause a default under any material contract which has been approved unanimously by the Partnership Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound; (C) the transferee executes an appropriate agreement to be bound by the Equistar Parent Agreement; (D) the transferor and/or transferee bear all reasonable costs incurred by Equistar in connection with the transfer; (E) the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to the other Parent and Equistar substantially in the form of the Equistar Parent Agreement; and (F) the transferor is not in default in the timely performance of any of its material obligations to Equistar.

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

     La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 2002. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

     Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. The Company uses approximately 80 million gallons of La Porte Methanol Company's annual methanol production for the manufacture of acetic acid at the Company's La Porte, Texas acetic acid plant. The methanol produced by La Porte Methanol Company not consumed by the Company or sold by Linde to a customer of Linde is marketed by the Company on behalf of itself and Linde. Methanol is sold under contracts that range in term from one to six years and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

     The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from the Company's syngas plant at La Porte, Texas, which is owned by the Company and leased to Linde pursuant to a long-term lease that commenced on January 18, 1999.
La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

     La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, and Caribbean Petrochemical Marketing Company Limited.

                                    Employees

     At December 31, 2002, the Company had approximately 3,800 full- and part-time employees. Approximately 3,100 of the Company's employees were engaged in manufacturing, 500 were engaged in sales, distribution and technology, and 200 were engaged in administrative, executive and support functions. Approximately one-fourth of the Company's United States employees are represented by various labor unions, and a significant percentage of the Company's European and Brazilian employees are represented by various worker associations. Of the Company's nine collective bargaining agreements or other required labor negotiations, four must be renegotiated on an annual basis, four others must be renegotiated in 2003, and one must be renegotiated in 2004. All required annual renegotiations relate to units outside the United States. The Company believes that the relations of its operating subsidiaries with employees, unions and worker associations are generally good.

                              Environmental Matters

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, "Environmental Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company's operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

     The Company's annual operating expenses relating to environmental matters were approximately $46 million, $46 million and $47 million in 2002, 2001 and 2000, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $17 million, $19 million and $7 million in 2002, 2001 and 2000, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects that are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 2002 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Commission on Environmental Quality (the "TCEQ") submitted a plan to the United States Environmental Protection Agency ("EPA") requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide ("NOx") emissions requiring increased capital investment by Equistar of between $200 million and $260 million before the 2007 regulatory deadline, as well as create higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. In January 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit in State District Court in Travis County, Texas seeking adoption of an alternative plan for air quality improvement. In response to the lawsuit, the TCEQ conducted an accelerated scientific review during 2001 and 2002. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds ("HRVOCs"), such as ethylene, propylene, butadiene and butanes. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 million and $200 million before the 2007 deadline, and could result in higher annual operating costs. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

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

     Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25 thousand and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

     The Company is defending a matter that involves the potential for civil penalties or sanctions in excess of $100,000. In April 1997, the Illinois Attorney General filed a complaint in Circuit Court in Grundy, Illinois alleging releases into the environment from Millennium Petrochemical's former Morris, Illinois facility (which was contributed to Equistar on December 1, 1997). The Company believes it has substantial defenses to this action.

     In 2002, the Company settled on favorable terms the matter of South Carolina Department of Health and Environmental Control v. Henkel Corp, Cognis Corp, Millennium Petrochemicals Inc., et al., civil action no. 6:00-2570-20 (U.S. District Court for the District of South Carolina).

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                               Executive Officers

       The following individuals serve as executive officers of the Company:

             Name                                      Position
             ----                                      --------
William M. Landuyt.............   Chairman of the Board, President and Chief Executive Officer

Robert E. Lee..................   Executive Vice President - Growth and Development

C. William Carmean.............   Senior Vice President, General Counsel and Secretary

Timothy E. Dowdle..............   Senior Vice President - Manufacturing, Operational Excellence
                                     Businesses

Marie S. Dreher................   Senior Vice President -  Strategic Development

Peter P. Hanik.................   Senior Vice President - Technology

John E. Lushefski..............   Senior Vice President and Chief Financial Officer

Myra J. Perkinson..............   Senior Vice President - Human Resources

David L. Vercollone............   Senior Vice President - Commercial, Operational Excellence Businesses

     Mr. Landuyt, 47, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. He has served as the President of the Company since June 1997. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the United States operations of Hanson until the Demerger) from June 1995 until the Demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He is a member and a Co-Chairman of the Equistar Partnership Governance Committee. He is also a director of Bethlehem Steel Corporation.

     Mr. Lee, 46, has served as the Executive Vice President - Growth and Development of the Company since March 2001. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982.

     Mr. Carmean, 50, has served as Senior Vice President, General Counsel and Secretary of the Company since January 2002. He was Vice President - Legal of the Company from December 1997 to December 2001. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993.

     Mr. Dowdle, 51, has served as Senior Vice President - Manufacturing, Operational Excellence Businesses of the Company since March 2001. He served as Senior Vice President - Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 2001 and as Vice President - Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals' Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in 1980.

     Ms. Dreher, 44, has served as Senior Vice President - Strategic Development of the Company since January 2003. She was Vice President - Finance of the Company from March 2001 to December 2002. She served as Senior Vice President and Chief Financial Officer of Millennium Inorganic Chemicals from August 2000 to March 2001. She was Vice President - Corporate Controller of the Company from October 1996 to August 2000. Ms. Dreher joined Hanson Industries in 1994 as Assistant Corporate Controller, and was appointed Director - Planning and Budgeting in 1995.

     Mr. Hanik, 56, has served as Senior Vice President - Technology of the Company since March 2001. He was President and Chief Executive Officer of Millennium Petrochemicals from March 1998 to March 2001. Prior to that time, he was Vice President, Chemicals and Supply Chain of Millennium Petrochemicals, where he was responsible for the Company's Acetyls business segment. Mr. Hanik joined Millennium Petrochemicals in 1974. Mr. Hanik is a member of the Equistar Partnership Governance Committee.

     Mr. Lushefski, 47, has served as Senior Vice President and Chief Financial Officer of the Company since the Demerger. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary that held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

     Mrs. Perkinson, 51, has served as Senior Vice President - Human Resources of the Company since August 2002. Prior to re-joining the Company, she was Vice President, People, Olefins & Polyolefins for NOVA Chemicals starting in April 2000. From 1997 to 1999, she was Vice President, Human Resources for Equistar. Prior thereto, she was Vice President, Human Resources, for Millennium Petrochemicals. Mrs. Perkinson joined Millennium Petrochemicals in 1973.

     Mr. Vercollone, 55, has served as Senior Vice President - Commercial, Operational Excellence Businesses of the Company since March 2001. He served as Senior Vice President, Commercial Operations of Millennium Inorganic Chemicals from 1998 to March 2001, and as Senior Vice President - Global Sales and Marketing and General Manager - Americas of Millennium Inorganic Chemicals from 1997 to 1998. From 1990 to 1997, he was Vice President and General Manager - Americas of Millennium Inorganic Chemicals. Mr. Vercollone joined Millennium Inorganic Chemicals as Vice President Sales and Marketing in 1986 and served in that position until 1990.

Item 2. Properties

     Set forth below is a list of the Company's principal manufacturing facilities (not including facilities of Equistar or of La Porte Methanol Company), all of which are owned. In addition, the Company, along with third-party equity investors who hold a minority ownership interest, owns a mineral sands mine in Mataraca, Paraiba, Brazil, that supplies the Company's TiO[u]2 plant in Brazil with titanium ore, and the Company owns a syngas plant in La Porte, Texas, which it leases to Linde. The Company leases warehouses, offices and its research facility in Baltimore, Maryland. The Company believes that its properties are well maintained and are in good operating condition.

                Location                                                 Products
                --------                                                 --------
Titanium Dioxide and Related Products

   Ashtabula, Ohio*.....................................   TiO[u]2 and TiCl[u]4

   Baltimore, Maryland (Hawkins Point)*.................   TiO[u]2

   Baltimore, Maryland (St. Helena).....................   Cadmium-based pigments and silica gel

   Kemerton, Western Australia..........................   TiO[u]2

   Le Havre, Normandy, France...........................   TiO[u]2

   Rockingham, Western Australia........................   Zirconium-based compounds and chemicals

   Salvador, Bahia, Brazil**............................   TiO[u]2

   Stallingborough, United Kingdom......................   TiO[u]2

   Thann, Alsace, France................................   TiO[u]2, TiCl[u]4 and ultra-fine TiO[u]2

Acetyls

   La Porte, Texas......................................   VAM and acetic acid

Specialty Chemicals

   Brunswick, Georgia...................................   Fragrance and flavor chemicals

   Jacksonville, Florida................................   Fragrance and flavor chemicals

     * The Company has two manufacturing plants at Ashtabula, Ohio, both of which use the chloride process, and two manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO[u]2 and the other of which used the sulfate process but is currently idle.

     ** Third-party equity investors hold a minority ownership interest in this facility.

Item 3. Legal Proceedings

     The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in 80 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is also one of a number of defendants in one inactive premises-based asbestos case where the court placed the claim on a formal registry for dormant claims, and for which no defense costs are being incurred. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Various other Company subsidiaries and alleged former subsidiaries are among a number of defendants in 50 active premises-based asbestos cases.

     Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and one state, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance.

     Legal proceedings relating to lead pigment or paint are in various procedural stages of pre-trial, post-trial and post-dismissal settings. These legal proceedings are described below in groups pursuant to their particular procedural posture. Pending legal proceedings relating to lead pigment or paint in various pre-trial stages are as follows: The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Kayla Sabater et al., individually and on behalf of all those similarly situated in the State of New York v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992; City of St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000; The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000; Frederick Moore and Virginia Moore v. The Glidden Company, et al, commenced on June 17, 2002, in the Court of Common Pleas, Hamilton County, Ohio; Mark Ludwigsen v. NL Industries, Inc., et al, commenced on July 18, 2002, in the Supreme Court, County of Kings, New York; and City of Chicago v. American Cyanamid Company, et al, commenced on September 5, 2002, in the Circuit Court, Cook County, Illinois.

     One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al, commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a "public nuisance." On March 20, 2003, the court denied the motions for judgment as a matter of law filed by both sides during and after the trial. The State of Rhode Island may seek a new trial.

     Legal proceedings relating to lead pigment or paint dismissed after summary judgment was granted by the court in favor of the defendants, but pending appeal are as follows: Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999; Reginald Smith, et al. v. Lead Industries Association, Inc., et al. commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999; Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al, filed on March 14, 2002, in the Circuit Court, Cook County, Illinois; and New Jersey as In Re Lead Paint Litigation, consolidated on February 11, 2002, in the Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702.

     One legal proceeding relating to lead pigment or paint was dismissed after summary judgment was granted by the court in favor of the defendants. Joan Young, et al v. Lead Industries Association, Inc., et al, commenced on February 14, 2002, in the Baltimore City, Maryland, Circuit Court is no longer pending and the appeal period has run.

     Legal proceedings relating to lead pigment or paint, which have been voluntarily dismissed by the plaintiffs are as follows: Jefferson County School District v. Lead Industries Association, et al., commenced in the Circuit Court of Jefferson County, Mississippi, on April 6, 2001; Quitman County School District v. Lead Industries Association, et al., commenced in the Circuit Court of Quitman County, Mississippi, on November 27, 2001; Carletta Justice v. Sherwin-Williams Company, et al., commenced in the Superior Court in the County of San Francisco on October 5, 2000, and amended in August 2002; and Spring Branch Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 20, 2000.

     Legal proceedings relating to lead pigment or paint that are pending but have been abated under the laws of the State of Texas pending resolution of the appeal of a decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. Lead Industries Association, and for which no defense costs will be incurred during the abatement period (expected to last one to two years), are as follows: Houston Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 30, 2000; Harris County v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on April 23, 2001; Liberty Independent School District v. Lead Industries Association, et al., commenced in the District Court of Liberty County, Texas, on January 22, 2002; and Brownsville Independent School District
v. Lead Industries Association, Inc., et al, filed on May 28, 2002, in the District Court, Cameron County, Texas.

     Legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies, are as follows: Hall, et al v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 19, 2000; Hart, et al v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 26, 2000; Johnson, et al v. Clinton, et al., commenced in the Baltimore City, Maryland, Circuit Court on October 10, 2000; Randle, et al v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on August 10, 2000; Williams, et al v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on July 7, 2000; William Russell, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 30, 2002; Myreona Stewart, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 31, 2002; Will T. Turner v. Sherwin-Williams Company, et al., commenced in the Circuit Court of Jefferson County, Mississippi on December 30, 2002; and John Henry Sweeney v. The Sherwin Williams Co., et al., commenced in the Circuit Court of Hinds County, Mississippi on December 30, 2002.

     The Company's defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. As a result of insurance coverage litigation initiated by the Company, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court's decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

     In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of the two cases discussed below, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Since the Company's defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties' indemnification claims have not been ruled on by a court.

     A current subsidiary and an alleged predecessor company are parties to the only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business referred to above. In the first of these cases, The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989, the New York City Housing Authority brought an action relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to two housing projects. The other remaining case, Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, includes five minors as plaintiffs. Dispositive motions were filed in that case in late 2002 and have yet to be ruled on by the court.

     The Company believes that it has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. There can be no assurance that additional lead-based paint and lead pigment litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. While an outcome such as that reached in the Rhode Island proceeding may have a positive effect on the lead-based paint and lead pigment litigation against the Company, its subsidiaries and other defendants by reducing the number and nature of future claims and proceedings, other adverse court rulings or determinations of liability, among other factors, could encourage an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, the Company has not accrued any amounts for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit against Millennium Inorganic Chemicals Inc., a wholly owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

     The Company believes that it has valid defenses to the legal proceedings described above and intends to defend these legal proceedings vigorously. However, litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. Based upon information currently available, the Company does not believe that the outcome of these proceedings will, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. For additional information, see "Environmental and Litigation Matters" in Item 7 and Note 15 to the Consolidated Financial Statements included in this Annual Report.

     For information concerning the Company's environmental proceedings, see "Environmental Matters" in Item 1 of this Annual Report, which is incorporated in this Item 3 by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's par value $0.01 per share common stock (the "Common Stock") is traded on the New York Stock Exchange under the symbol "MCH". The following table sets forth the high and low trading prices per share of Common Stock in each quarter of 2001 and 2002:

                                                              High     Low
                                                             ------   ------
2001
----
First quarter...........................................     $19.00   $14.71
Second quarter..........................................      17.69    14.85
Third quarter...........................................      15.75     9.00
Fourth quarter..........................................      12.84     9.30

2002
----
First quarter...........................................     $15.25   $11.28
Second quarter..........................................      15.80    12.49
Third quarter...........................................      14.15     9.76
Fourth quarter..........................................      11.26     7.79

     The Company paid a dividend of $0.135 per share of Common Stock in each quarter of 2002. In each quarter of 2001, the Company paid a dividend of $0.135 per share of Common Stock, which also carried a United Kingdom Notional Tax Credit of $0.015 per share. As a result of the Company ceasing to be a resident in the United Kingdom on February 4, 2002, US shareholders no longer receive a United Kingdom Notional Tax Credit. On January 17, 2003, the Company declared a dividend of $0.135 per share of Common Stock payable to all holders of record on March 12, 2003. This dividend will be paid on March 31, 2003. The indenture under which the 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes") were issued contains certain restrictions on the ability of the Company to pay dividends on the Common Stock. For a description of such restrictions, please see "Financing and Capital Structure" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 8 to the Company's Consolidated Financial Statements.

     As of March 19, 2003, there were approximately 18,000 record holders of Common Stock.

Item 6. Selected Financial Data

     The selected financial data included below were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part II, Items 8 and 7, respectively, of this Annual Report.

     During the fourth quarter of 2002, the Company changed from the last-in first-out ("LIFO") method to the first-in first-out ("FIFO") method of accounting for certain of its United States inventories in the Titanium Dioxide and Related Products business segment. The method was changed in part to achieve a better matching of revenues and expenses. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company. Information presented below and throughout this Annual Report has been restated for all periods presented to reflect the change from the LIFO to FIFO method.

Selected Financial Data

                                                                              Year Ended December 31,
                                                      ------------------------------------------------------------
                                                         2002(1)   2001(1)     2000(1)      1999(1)    1998(1)(13)
                                                      ---------   ---------   ---------   ----------   -----------
                                                                     (Millions, except per share data)
Income Statement Data
   Net sales.......................................   $1,554      $1,590      $1,793      $1,589       $1,597
   Operating income................................       93 (3)      39 (6)     217 (9)     159 (11)     216(14)
   Equity in (loss) earnings of Equistar...........      (80)        (90)(7)      39 (7)     (19) (7)      40(15)
   Income (loss) from continuing operations before
      cumulative effect of accounting change.......       21 (4)     (47)(8)     124(10)    (332)(12)     171(16)
   Cumulative effect of accounting change..........     (305)(5)      --          --          --           --
                                                                                 124(10)    (332)(12)     171(16)
   Net (loss) income from continuing operations....     (284)(4)     (47)(8)
   Basic earnings (loss) per share from continuing
      operations before cumulative effect of
      accounting change............................     0.33 (4)   (0.75)(8)    1.94(10)   (4.80)(12)    2.29(16)
   Basic (loss) earnings per share from continuing
      operations...................................    (4.47)(4)   (0.75)(8)    1.94(10)   (4.80)(12)    2.29(16)
   Dividends declared per share (2)................     0.54        0.54        0.54        0.54         0.54
Balance sheet data (at period end)
   Total assets....................................   $2,467      $2,990      $3,255      $3,282       $4,141
   Total liabilities...............................    2,009       2,072       2,227       2,230        2,521
   Minority interest...............................       19          21          22          16           15
   Shareholders' equity............................      439         897       1,006       1,036        1,605
Other data (with respect to continuing operations)
   Depreciation and amortization...................   $  102      $  110      $  113      $  105       $  102
   Capital expenditures............................       71          97         110         109          215

----------
(1) The restatement of the Company's results to reflect the acco unting change from LIFO to FIFO had the following impact on net income (loss) for each of the years presented above: increase of less than $1 million in 2002; decrease of $4 million or $0.07 per share in 2001; increase of $2 million or $0.04 per share in 2000; decrease of $6 million or $0.09 per share in 1999; and increase of $7 million or $0.11 per share in 1998.

(2) Amounts for 1998 through 2001 were previously reported at $0.60 per share, which included dividends declared of $0.54 per share, plus United Kingdom Notional Tax Credit of $0.06 per share. See Item 5 in this Annual Report for more information regarding dividends.

(3) Includes a benefit of $6 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(4) Includes an after-tax benefit of $4 or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years and a benefit of $58 or $0.91 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(5) Reflects cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See "Goodwill Amortization and Unusual Items" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

(6) Includes $36 in reorganization and plant closure charges and $13 of the Company's goodwill amortization.

(7)  Includes $10 of Equistar's goodwill amortization.

(8) Includes $24 after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, $13 or $0.20 per share of the Company's goodwill amortization, $10 or $0.16 per share of Equistar's goodwill amortization and a benefit of $42 or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(9)  Includes $13 of the Company's goodwill amortization.

(10) Includes $13 or $0.20 per share of the Company's goodwill amortization and $10 or $0.16 per share of Equistar's goodwill amortization.

(11) Includes $12 of the Company's goodwill amortization.

(12) Includes non-recurring charge for loss in value of the Equistar interest of $639 ($400 after tax) to reduce the carrying value of the Equistar interest to estimated fair value and $12 or $0.17 per share of the Company's goodwill amortization and $10 or $0.14 per share of Equistar's goodwill amortization.

(13) Includes six months of earnings of the Brazilian TiO[u]2 business acquired on July 1, 1998.

(14) Includes $14 of the Company's goodwill amortization.

(15) Includes $9 of Equistar's goodwill amortization.

(16) Includes $14 or $0.18 per share of the Company's goodwill amortization and $9 or $0.12 per share of Equistar's goodwill amortization.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in "Disclosure Concerning Forward-Looking Statements" included in this Annual Report.

Historical Cyclicality of the Chemicals Industry

     The Company's income and cash flow levels reflect the cyclical nature of the chemicals industries in which it operates. Most of these industries are mature and sensitive to cyclical supply and demand balances. In particular, the markets for ethylene and polyethylene, in which the Company participates through its interest in Equistar, are highly cyclical, resulting in volatile profits and cash flow over the business cycle. The global markets for TiO[u]2, VAM, acetic acid, and fragrance and flavor chemicals are also cyclical, although to a lesser degree. The balance of supply and demand in the markets in which the Company and Equistar do business, as well as the level of inventories held by downstream customers, has a direct effect on the sales volume and prices of the Company's and Equistar's products. For example, if supply exceeds demand, producers are often pressured to maintain sales volume with customers and, consequently, pressure to reduce prices may result. This is especially true in periods of economic decline or uncertainty, when demand may be limited and customers may become cautious about building inventory. Producers, such as the Company and Equistar, may respond in various ways depending upon the particular circumstances, including by meeting competitive price reductions, short-term curtailment of production, or longer-term temporary or permanent plant shutdowns. In contrast, the Company believes that, over a business cycle, the markets for specialty chemicals are generally more stable in terms of industry demand, selling prices and operating margins.

     Demand for TiO[u]2, which is influenced by changes in the gross domestic product of various regions of the world, has fluctuated from year to year, averaging an increase of approximately 2.5% to 3.0% per year over the last ten years. The industry is also sensitive to changes in its customers' marketplaces, which are primarily the paint and coatings, plastics and paper industries. In recent history, consolidations and negative business conditions within certain of those industries have put pressure on TiO[u]2 prices as companies compete to keep volume placed.

     Demand for ethylene and its derivatives and for acetyls has fluctuated from year to year depending on various factors including but not limited to the economy, industrial production, weather and threat of war. However, over the last ten years, global demand for ethylene and its primary derivative, polyethylene, has increased an average of approximately 5% per year. This industry segment is particularly sensitive to capacity additions. Producers have historically experienced alternating periods of inadequate capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycle. Currently, there is overcapacity in these industries, as a number of Equistar's competitors in various segments of these industries have added capacity. There can be no assurance that future growth in product demand will be sufficient to utilize current or any additional capacity. Excess industry capacity has depressed and may continue to depress Equistar's volumes and margins.

     Profitability in the Acetyls business segment and in Equistar's businesses is further influenced by fluctuations in the price of natural gas and feedstocks for ethylene. It is not possible to predict accurately the effect that future changes in natural gas and feedstock costs, market conditions and other factors will have on the Company's or Equistar's profitability.

     Different facilities may have differing operating rates from period to period depending on supply and demand for the product produced at the facility during that period and other factors, such as energy costs, feedstock costs and transportation costs. As a result, individual facilities may be operated below or above rated capacities, may be idled or may be shut down and restarted in any period. It is possible that lower demand in the future will cause the Company or Equistar to reduce operating rates or idle facilities.

     The global economic and political environment continues to be uncertain, contributing to lower operating rates, adding to the volatility of raw material and energy costs, and forestalling recovery from trough conditions, all of which is placing, and may continue to place, pressure on the Company's and Equistar's results of operations.

Major Factors Affecting 2002 Results

     o Demand for TiO[u]2 and acetyls products increased significantly over prior-year levels as signs of economic recovery began to emerge in most world markets except South America and customers rebuilt inventory levels depleted during 2001.

     o Unstable economic conditions prevailed in South America, resulting in lower sales volume and prices in that region in 2002.

     o After reaching their lowest level in more than five years in the first quarter of 2002, TiO[u]2 prices rose steadily through the end of the year, as price increases announced by the Company and most of its competitors were gradually realized, supported by increased demand.

     o The value of the euro, British pound and Australian dollar strengthened versus the US dollar, further contributing to increasing sales revenue when translated into US dollars. The Brazilian real continued to weaken against the US dollar, contributing to declining sales revenue in that region.

     o TiO[u]2 manufacturing costs decreased in 2002 as compared with 2001 due to productivity and reliability improvements, lower cost of natural gas and other purchased materials, the realization of benefits from the Company's cost-saving initiatives, including the idling of its high-cost sulfate-process TiO[u]2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001 and lower unit production costs due to higher fixed cost absorption from higher production rates as a result of increased customer demand.

     o Acetyls prices rose steadily through the end of the year after reaching a low early in the second quarter, as announced price increases were realized.

     o Acetyls margins in 2002 were greatly improved in comparison with 2001. Higher demand resulted in lower per unit production costs due to higher fixed cost absorption resulting from increased plant operating rates. Unfavorable fixed-price natural gas purchase positions that increased Acetyls operating loss in 2001 by $19 million expired at the end of the first quarter of 2002.

     o Acetyls feedstock costs, including costs of natural gas and ethylene, remained relatively stable throughout much of the year, but increased during the fourth quarter primarily due to unseasonably cold weather in certain regions of the US and events in the Middle East.

     o Conditions in the worldwide markets of the Specialty Chemicals business segment remained competitive due to excess capacity, and volume was negatively affected by competition from low cost manufacturers in Asia. In addition, the Company's production facilities for specialty chemicals experienced high maintenance and production costs due to planned and unplanned production interruptions.

     o The Company reduced Selling, development and administrative ("S,D&A") costs by $20 million or 14% from 2001.

     o Higher interest costs were incurred primarily as a result of higher average debt levels and the higher cost of debt due to the issuance in June 2002 of $100 million additional principal amount of 9.25% Senior Notes.

     o At Equistar, operating results were slightly lower compared to 2001. Higher polymers margins primarily due to lower raw material costs were more than offset by lower margins in the petrochemicals segment primarily as a result of lower sales prices.

Outlook for 2003

    The Company has announced additional price increases for TiO[u]2 and acetyls products during the first quarter of 2003. However, contracts with most of the Company's large-volume TiO[u]2 customers include periods of price protection. Therefore, the benefits of TiO[u]2 price increases, if implementation is successful, may not be fully realized by the Company for several months after the effective date of the price increases. The success of price increases in both the TiO[u]2 and Acetyls business segments is dependent on continuing economic recovery and accompanying strong customer demand. The TiO[u]2 business segment expects sales volume and prices in the first quarter of 2003 to be up slightly compared to the fourth quarter of 2002.

     Natural gas and ethylene pricing is critical to profitability in the Acetyls business segment. Natural gas prices have been on the rise since early December due to unseasonably cold weather in certain regions of the US and events in the Middle East. Natural gas prices and, as a result, the cost of ethylene, have increased significantly in the first quarter of 2003. The Company has responded by announcing price increases for acetyls products in the first quarter of 2003. The higher costs could help to support the recently announced price increases for acetyls products, but the increase in feedstock costs has put pressure on margins in the Acetyls business segment. Acetyls price increases have not been sufficient to offset rising natural gas prices; accordingly, the profitability of the Acetyls business segment is expected to be adversely affected in the first quarter of 2003. First quarter 2003 operating income is expected to be positive for Acetyls but below fourth quarter 2002 levels.

     First quarter 2003 operating results for the Specialty Chemicals business segment are expected to improve slightly from the fourth quarter of 2002 based on an increase in sales volume without the production outages and maintenance that led to increased costs in the fourth quarter of 2002.

     The Company has achieved reductions in production costs and S,D&A expenses as a result of process improvement, cost reduction and cost containment programs. These programs have been critical to achieving improved operating profit levels and will continue to be a priority in 2003.

     In the first quarter of 2003, the olefins and polyethylene industries experienced significantly higher and more volatile energy and raw material costs than in the fourth quarter 2002. Equistar has responded by implementing price increases in the first quarter of 2003 for substantially all of its petrochemicals and polymers products. However, the effect of historically high energy-related feedstocks will make for a very difficult first quarter. Equistar's ethylene cash costs have risen significantly faster than the effective price increases Equistar has obtained or expects to obtain in the first quarter. Due to price protection and market forces, typically, there is a lag of weeks to months before a cost increase in Equistar's feedstocks translates to full or partial price increase realization in polymers and derivatives. Accordingly, the Company's equity loss in Equistar's results is expected to be greater than the $35 million loss recorded in the fourth quarter of 2002.

     Industry analysts forecast that the olefins industry will experience improved supply/demand conditions in 2003, driven by industry announcements of plant shutdowns and maintenance turnarounds. However, unless global economic uncertainties and energy market issues are resolved, the impact of high raw material and energy costs could outweigh these benefits and could depress demand. If global economic uncertainties and energy market issues are resolved, it should result in reduced raw material costs and increased industrial activity, which would benefit Equistar's operations.

     As discussed in more detail in "Financing and Capital Structure" on page 44, the Company believes that it will not be in compliance with certain financial covenants at June 30, 2003, unless economic and business conditions improve significantly in the second quarter of 2003. Accordingly, the Company is seeking a waiver or amendment to its credit agreement, which it expects to obtain by June 30, 2003.

     With the Company's lowered cost base and improved prices for its major products during the first quarter, overall prospects for the Company's business segments are expected to be favorable for 2003 compared to 2002; however, the current global economic uncertainties and volatile energy markets could significantly adversely affect these prospects as well as the prospects of Equistar.

Pension Assets and Equity

     Because of the recent declines in the financial markets, certain of the Company's US and foreign pension plans had underfunded Accumulated Benefit Obligations ("ABO") at the end of 2002. The Company is required to charge to Shareholders' equity a minimum liability for any underfunded amount and the existing prepaid pension asset related to the affected plans. The charge to Shareholders' equity at December 31, 2002, net of income taxes, was $166 million. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

     Due to the reduction in the fair value of pension plan assets and the Company's decision to reduce its assumptions for the expected return on pension plan assets and the discount rate related to its pension plans, pension expense for 2003 is expected to increase by approximately $9 million. Pension plan funding requirements are not expected to materially change in 2003.

Income Tax Benefits

     The Company's 2002 and 2001 results include income tax benefits due to favorable developments related to items reserved for in prior years and the recognition of deferred tax assets associated with net operating loss carryforwards. These deferred tax assets, as well as any newly generated deferred tax assets, are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to expiration of the net operating loss carryforwards. If it were considered to be more likely than not that the deferred tax assets would not be realized, a valuation allowance would be established against some or all of the deferred tax assets.

     As a result of the Company's assessment of its net deferred tax assets at December 31, 2002, based upon certain available tax planning strategies, the Company considers it more likely than not that $75 million of its net deferred tax assets will be realized in the future and therefore, no valuation allowance was required for this portion of its net deferred tax assets at December 31, 2002. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made. The Company currently expects that if it continues to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized; and therefore, the Company's results would be adversely affected in those periods.

                       Results of Consolidated Operations

                                                         2002        2001        2000
                                                      ---------   ---------   ---------
                                                      (Millions, except per share data)
Net sales..........................................   $1,554      $1,590      $1,793
Operating income...................................       93 (1)      39 (4)     217(7)
Equity in (loss) earnings of Equistar..............      (80)        (90)(5)      39(8)
Income (loss) before cumulative effect of
   accounting change...............................       21 (2)     (47)(6)     124(9)
Cumulative effect of accounting change.............     (305)(3)      --          --
Net (loss) income..................................     (284)(2)     (47)(6)     124(9)
Basic earnings  (loss) per share before  cumulative
   effect of accounting change.....................     0.33 (2)   (0.75)(6)    1.94(9)
Diluted    earnings   (loss)   per   share   before
   cumulative effect of accounting change..........     0.33 (2)   (0.75)(6)    1.93(9)
Basic (loss) earnings per share....................    (4.47)      (0.75)       1.94
Diluted (loss) earnings per share..................    (4.44)      (0.75)       1.93

----------

(1) Includes a benefit of $6 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(2) Includes an after-tax benefit of $4 or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years and a benefit of $58 or $0.91 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(3) Cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142.

(4) Includes $36 in reorganization and plant closure charges and goodwill amortization of $13.

(5) Includes $10 of goodwill amortization and $6 representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.

(6) Includes $24 after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, $23 or $0.36 per share of goodwill amortization and a benefit of $42 or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(7)  Includes $13 of goodwill amortization.

(8)  Includes $10 of goodwill amortization.

(9)  Includes $23 or $0.36 per share of goodwill amortization.

     During the fourth quarter of 2002, the Company changed from the LIFO method to the FIFO method of accounting for certain of its United States inventories in the Titanium Dioxide and Related Products business segment. The method was changed in part to achieve a better matching of revenues and expenses. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company. The change increased operating income in the Titanium Dioxide and Related Products business segment by less than $2 million and positively impacted the net loss of the Company by less than $1 million or $0.02 per share in 2002. The effect of the change on operating income for the Titanium Dioxide and Related Products business segment was a decrease of $7 million and an increase of $4 million for the year 2001 and 2000, respectively. Net (loss) income and net (loss) income per share of the Company were negatively impacted by $4 million or $0.07 per share, respectively, for the year 2001 and positively impacted by $2 million or $0.04 per share, respectively, for the year 2000. Information presented above and throughout this Annual Report has been restated for all periods presented to reflect the change from the LIFO to FIFO method.

Goodwill Amortization and Unusual Items

     The comparability of the Company's results in 2002, 2001 and 2000 is affected by a change in the accounting for goodwill and a number of unusual items.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), which applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of a change in accounting principle of $275 million in the first quarter of 2002 to write off goodwill related to its Acetyls business. Also in accordance with SFAS No. 142, Equistar reported an impairment of goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital. The Company reported this adjustment as a charge for the cumulative effect of a change in accounting principle.

     Goodwill amortization was suspended on January 1, 2002 in accordance with SFAS No. 142. Results for each of the years 2001 and 2000 included $13 million of expense in operating income for amortization of the Company's goodwill and $10 million included in Equity in (loss) earnings of Equistar for the Company's share of Equistar's goodwill amortization.

     Unusual items increased results for 2002 by net after-tax income of $62 million or $0.97 per share and results for 2001 by net after-tax income of $14 million or $0.22 per share. Unusual items consisted of the income tax benefits discussed under "Income Tax Benefits" above and certain other items presented in the table below. The results for 2000 did not include any unusual items. The provision for reorganization and plant closure costs recorded in 2001 and included in the table below related to reorganization activities within each of the Company's business segments. During the second quarter of 2001, $31 million was recorded in connection with the Company's announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland. The $31 million charge included severance and other employee-related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 million write-down of assets and $2 million in other costs associated with the idling of the plant. During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio, and recorded reorganization and other charges of $5 million in the Acetyls segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001. All payments for severance and related costs and for other costs related to reorganization and plant closure have been made as of December 31, 2002.

Reconciliation of Net Income as Reported to Non-GAAP Measures

     The following table sets forth a reconciliation of net income, as reported in accordance with GAAP, to results of operations exclusive of goodwill amortization and unusual items:

                                                              2002                  2001                  2000
                                                       -------------------   -------------------   -------------------
                                                                Per Share-            Per Share-            Per Share-
                                                       Amount     Basic      Amount     Basic      Amount     Basic
                                                       ------   ----------   ------   ----------   ------   ----------
                                                                           (Millions, except per share data)
Reported net (loss) income .........................   $(284)     $(4.47)     $(47)     $(0.75)     $124      $1.94
Change in accounting for goodwill:
   Cumulative effect of accounting change ..........     305        4.80        --          --        --         --
   Goodwill amortization ...........................      --          --        13        0.20        13       0.20
   Equistar goodwill amortization ..................      --          --        10        0.16        10       0.16
Reduction in income tax accruals due to favorable
   developments related to matters reserved for in
   prior years .....................................     (58)      (0.91)      (42)      (0.66)       --         --
Reorganization and plant closure charges ...........      --          --        24        0.38        --         --
Reduction of reserves due to favorable resolution
   of environmental claims related to predecessor
   businesses reserved for in prior years ..........      (4)      (0.06)       --          --        --         --
Company's share of costs related to shutdown of
   Equistar's Port Arthur, Texas plant .............      --          --         4        0.07        --         --
                                                       -----      ------      ----      ------      ----      -----
Results exclusive of goodwill amortization and
   unusual items ...................................   $ (41)     $(0.64)     $(38)     $(0.60)     $147      $2.30
                                                       =====      ======      ====      ======      ====      =====

Results Exclusive of Goodwill Amortization and Unusual Items

     The following discussion of results of operations, as adjusted for the change in accounting for goodwill and unusual items, should be considered in conjunction with the preceding table, which provides an explanation and quantification of the change in accounting for goodwill and of the unusual items and also provides a reconciliation between results of operations, as adjusted for the change in accounting for goodwill and for these unusual items, and results of operations determined in accordance with GAAP.

     The following table sets forth the Company's results exclusive of goodwill amortization and unusual items:

                                                      2002     2001      2000
                                                     ------   ------    ------
                                                             (Millions)
Net sales ..................................... ..   $1,554   $1,590    $1,793
Operating Income .................................       87       88       230
Equity in (loss) earnings of Equistar ............      (80)     (74)       49
Net (loss) income ................................      (41)     (38)      147

2002 Versus 2001

     Excluding unusual items and the change in accounting for goodwill, the Company's net losses for 2002 and 2001 were $41 million or $0.64 per share and $38 million or $0.60 per share, respectively. The Company's business segments operated at net income of $11 million or $0.16 per share in 2002, compared to net income of $10 million or $0.15 per share in 2001, excluding goodwill amortization and unusual items. The Company's after-tax equity loss from Equistar of $52 million or $0.80 per share for 2002 increased by $4 million or $0.05 per share, 8% more than the after-tax equity loss of $48 million or $0.75 per share for 2001, excluding goodwill amortization and unusual items.

     Excluding unusual items and the change in accounting for goodwill, operating income for 2002 of $87 million decreased by $1 million or 1% from 2001. This reflected decreases of $11 million and $6 million in the Titanium Dioxide and Related Products and Specialty Chemicals business segments, respectively, and an increase of $18 million in the Acetyls business segment compared to 2001. Other operating income not identified with the three separate business segments for 2002 decreased by $2 million compared to 2001, excluding unusual items.

     Net sales for 2002 of $1.554 billion decreased by $36 million or 2% from 2001 as higher sales volume in the Titanium Dioxide and Related Products and Acetyls business segments was more than offset by lower selling prices. Although average prices for many of the Company's products remained at lower levels compared to the prior year, TiO[u]2 and acetyls prices, after reaching a low in the first quarter of 2002, rose steadily through the end of the year as certain of the Company's worldwide price increases for TiO[u]2 and for Acetyls' principal products announced during 2002 were gradually realized. Specialty Chemicals sales revenue for 2002 was lower than 2001 due to lower sales volume as the business remained under significant competitive pressure.

     Manufacturing costs decreased in 2002 as compared with 2001 due to productivity and reliability improvements, lower cost of natural gas and other purchased materials, and the realization of benefits from the Company's cost-saving initiatives, including the idling of its high-cost sulfate-process TiO[u]2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. Both the Titanium Dioxide and Related Products and Acetyls business segments benefited from lower unit production costs due to higher fixed cost absorption from higher production rates as a result of increased customer demand. Results for the Acetyls business segment also improved in comparison to 2001 as unfavorable fixed-price natural gas purchase positions entered into during the first quarter of 2001 expired at the end of the first quarter of 2002. These unfavorable contracts negatively impacted Acetyls operating loss by $19 million in the last three quarters of 2001, while 2002 operating profit was reduced by only $7 million. Specialty Chemicals manufacturing costs for 2002 were higher than 2001 due in part to planned and unplanned production outages that increased unit production costs.

     After a reduction of $54 million or 27% in 2001, SD&A costs were reduced in 2002 by an additional $14 million or 10%, excluding the reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The Company continued to focus on its cost reduction initiatives and received a full year of benefit from its June 2001 reorganization and reduction in workforce. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

     The equity loss from Equistar, excluding unusual items and goodwill amortization, included in the Company's net loss was $80 million in 2002 and $74 million in 2001. Higher polymer margins primarily due to lower raw material costs were more than offset by lower margins in the petrochemical segment primarily as a result of lower sales prices.

2001 Versus 2000

     Net sales for 2001 decreased $203 million or 11% from 2000 primarily due to weak demand in the Titanium Dioxide and Related Products business segment and declining prices across all business segments. Operating income of $88 million (excluding the reorganization charge of $36 million and goodwill amortization of $13 million) decreased $142 million or 62% from 2000. All three business segments were affected by the slowdown in the global economy. Excluding unusual items and goodwill amortization, operating income in the Titanium Dioxide and Related Products segment decreased $76 million or 51% from 2000. The Titanium Dioxide and Related Products business segment experienced competitive pressure on pricing globally, reduced sales volume and higher manufacturing costs, primarily caused by lower fixed cost absorption due to reduced plant operating rates. In the Acetyls business segment, 2001 operating results, excluding unusual items and goodwill amortization, declined by $62 million or 106% from 2000 as the segment was severely impacted by declining prices during the third and fourth quarters, the high cost of natural gas during the first quarter and the impact of unfavorable fixed-price natural gas purchase positions entered during the first quarter, which negatively impacted operating results by $19 million in the last three quarters of the year. Specialty Chemicals operating profit of $12 million, excluding unusual items, was down $8 million or 40% from 2000. The Specialty Chemicals business segment remained under significant competitive pressure. Other operating income and expense not identified with the three business segments for 2001 increased $4 million from 2000, primarily due to higher income from employee benefit plans related to predecessor businesses. Excluding the reorganization charge of $36 million, the Company reduced S,D&A costs by $54 million or 27% from 2000. This significant reduction in S,D&A costs was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and reduction in workforce, reduced external consultant fees, reduced employee bonuses and travel, and various other cost reductions.

     Excluding unusual items and goodwill amortization, the Company reported a net loss of $38 million or $0.60 per share for 2001 compared to net income of $147 million or $2.29 per share on a comparable basis for 2000. The decrease was primarily due to an equity loss from Equistar, excluding unusual items and goodwill amortization, of $74 million, compared to equity earnings of $49 million in 2000, and decreased operating results in all three business segments.

                                Segment Analysis

     A description of the products and markets for each of the business segments is included on pages 5 through 11 of this Annual Report. Additional segment information is included in Note 16 to the Consolidated Financial Statements. The following discussion of results of operations, excluding unusual items and the change in accounting for goodwill, should be considered in conjunction with the table on page 35, which provides an explanation and quantification of the change in accounting for goodwill and of the unusual items and also provides a reconciliation between results of operations, excluding the change in accounting for goodwill and these unusual items, and results of operations determined in accordance with GAAP.

Titanium Dioxide and Related Products

                                                         2002     2001     2000
                                                        ------   ------   ------
                                                               (Millions)
Net sales ...........................................   $1,129   $1,145   $1,355
Operating income, as reported .......................       63       42      148
   Reorganization and plant closure charges .........       --       30       --
   Goodwill amortization ............................       --        2        2
                                                        ------   ------   ------
Operating income, excluding goodwill amortization
   and unusual items ................................       63       74      150

2002 Versus 2001

     Operating income, excluding goodwill amortization and unusual items, for 2002 of $63 million decreased $11 million or 15% from the prior year. Lower selling prices ($83 million) more than offset the favorable effects of lower manufacturing and other costs of sales ($41 million), lower S,D&A expenses ($19 million) and higher sales volume ($12 million).

     Net sales for 2002 decreased $16 million or 1% to $1.129 billion. Average selling prices for 2002 were 7% lower than for 2001, decreasing sales revenue by $83 million. After reaching their lowest level in more than five years in the first quarter of 2002, TiO[u]2 prices rose steadily through the end of the year as announced price increases were gradually realized. However, this increase in prices was not sufficient to raise the average price for 2002 to the prior year level. Average prices for 2002 were lower than 2001 in all three major TiO[u]2 markets and in all major geographic regions globally. This was partially offset by a 6% increase in sales volume, which increased revenue by $67 million. TiO[u]2 sales volume was higher than the prior year in all major geographic regions globally except Central and South America. Sales volume was 8% higher in the paint and coatings market and 15% higher in the plastics market. Sales volume declined by 13% in the paper market, which continued to be depressed in all major geographic regions except Europe, due to poor economic conditions and the Company's election to reduce its participation in the fine paper markets in light of unacceptably low margins.

     The overall operating rate for the Company's TiO[u]2 plants in 2002 was 89% compared to 85% for the prior year. Production was increased due to increased market demand in 2002. The lower operating rate in 2001 was primarily due to curtailment of production at certain facilities in response to weak market demand in 2001.

     Operating income was increased by $41 million as a result of lower manufacturing and other cost of sales per metric ton in 2002 compared with the prior year. Overall TiO[u]2 cost of sales per metric ton decreased 5% in 2002 primarily due to lower production costs resulting from higher fixed cost absorption due to increased production, idling of the Hawkins Point plant, reduced controllable and fixed costs due to productivity and reliability improvements and cost-saving initiatives, lower utility costs and lower distribution costs. This was slightly offset by the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar.

     S,D&A costs in 2002 decreased by $19 million or 15% compared to 2001. The Company continued to focus on its cost reduction initiatives and received a full year of benefit from its June 2001 reorganization and reduction in workforce. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

2001 Versus 2000

     Operating income for 2001 of $74 million, excluding goodwill amortization and unusual items, decreased $76 million or 51% from the prior year. The decrease was primarily due to lower sales volume ($43 million), lower selling prices ($42 million) and higher manufacturing costs ($30 million), partially offset by lower S,D&A expenses ($39 million).

     Net sales decreased 15% to $1.145 billion. Overall, sales volume was down 11% and average selling prices were down 5% from the prior year. Sales volume in 2001 was down compared to 2000 in all three major TiO[u]2 markets: paint and coatings, 10%; plastics, 6%; and paper, 20%. TiO[u]2 sales volume was also down in all major geographic regions globally. In addition, TiO[u]2 sales prices were down in all three major markets and in all major geographic regions globally.

     For all of 2001, global economic conditions restricted demand and fueled competitive pricing situations in all markets, most notably in paint and coatings and paper. The United States and European paper markets suffered declining business conditions, adversely affecting TiO[u]2 volume and price into these markets. These economic and business conditions continued in the fourth quarter. TiO[u]2 sales volume and price in the fourth quarter of 2001 declined 16% and 9%, respectively, from the fourth quarter of 2000. Operating income for the segment, excluding goodwill amortization, was $7 million for the fourth quarter of 2001 compared to $18 million in the third quarter of 2001 and $38 million in the fourth quarter of 2000.

     The overall operating rate for the Company's TiO[u]2 plants in 2001 was 85% compared to 94% for the prior year. Production was curtailed in line with reduced market demand. The Company idled its 44,000 tpa Hawkins Point, Maryland sulfate-process plant and re-rated its Kemerton, Australia, and Ashtabula, Ohio plants at the end of the third quarter of 2001, reducing annual nameplate capacity from 712,000 to 690,000 metric tons.

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

Acetyls

                                                              2002   2001   2000
                                                             -----   ----   ----
                                                                  (Millions)
Net sales ................................................    $334   $355   $337
Operating income (loss), as reported .....................      15    (19)    48
   Reorganization and plant closure charges ..............      --      5     --
   Goodwill amortization .................................      --     11     11
                                                              ----   ----   ----
Operating income (loss), excluding goodwill amortization
   and unusual items......................................      15     (3)    59

2002 Versus 2001

     Operating income in the Acetyls business segment, excluding goodwill amortization and unusual items, for 2002 of $15 million increased by $18 million from an operating loss of $3 million on a comparable basis in 2001, primarily due to lower production costs ($64 million) and higher sales volume ($10 million), partially offset by lower selling prices ($55 million) and higher S,D&A expenses ($1 million).

     Sales revenue for 2002 of $334 million decreased $21 million or 6% compared to 2001, primarily due to lower selling prices ($55 million) across all product lines, partially offset by higher sales volume ($34 million). Overall, sales volume for 2002 increased 14% from 2001, driven primarily by strong acetic acid demand due to competitor outages and growth in the purified terephthalic acid business, for which acetic acid is a reaction medium. Average selling prices declined by 14% in 2002 compared to 2001 due to high selling prices in the first half of 2001, which were supported by high feedstock costs during that period. During the second half of 2001, prices began to decline and continued to decline until reaching a low early in the second quarter of 2002. Price increases realized during the second, third and fourth quarters of 2002 were not sufficient to return revenue to 2001 levels; however, profitability on sales in 2002 was much improved due to lower costs.

     The Acetyls business segment benefited from lower feedstock costs and lower unit production costs as increased demand resulted in higher fixed cost absorption from higher production volume in 2002. Additionally, unfavorable fixed-price natural gas purchase positions entered into during the first quarter of 2001, which negatively impacted Acetyls 2001 operating loss by $19 million in the last three quarters of 2001, expired at the end of the first quarter of 2002, negatively impacting 2002 operating profit by $7 million, a net benefit in the effect of these contracts on cost of $12 million.

     S,D&A costs for 2002 were $1 million or 7% higher than 2001.

2001 Versus 2000

     The Acetyls business segment's operating loss, excluding goodwill amortization and unusual items, for 2001 was $3 million, a decrease of $62 million or 105% from operating profit of $59 million in 2000. The decrease was primarily due to higher production costs ($68 million), lower sales volume ($2 million) and lower selling prices ($1 million), partially offset by lower S,D&A expenses ($9 million). Net sales increased $18 million to $355 million, primarily due to higher prices and higher VAM sales volume in the first half of the year compared to 2000. The operating loss, excluding goodwill amortization, in the fourth quarter of 2001 was $10 million compared to breakeven results in the third quarter of 2001 and income of $22 million in the fourth quarter of 2000, as deteriorating business conditions over the course of 2001 impacted the Acetyls business segment.

     The high cost of natural gas compared to the prior year and lower fixed cost absorption due to decreased operating rates were the primary causes for decreased profits in 2001. The Company did not enjoy the full benefit of lower natural gas prices in the last half of the year because of unfavorable fixed-price purchase positions entered into during the first quarter of 2001 that negatively impacted operating loss by approximately $19 million for the year.

     Average VAM prices for 2001 decreased 1% from the prior year, while acetic acid and methanol prices increased 3% and 6%, respectively. With the declining cost of natural gas, the global economic slowdown and continued oversupply in the marketplace, price increases that were achieved during the first half of 2001 were eroded by rapidly falling prices in the second half. VAM volume increased 9% in 2001 versus the prior year primarily due to the tolling arrangement with DuPont offset by a generally weaker market. Acetic acid volume was down 30% for the year 2001, due mainly to reduced merchant sales as a result of acetic acid shipped to the DuPont facility under the tolling arrangement and weak demand in the United States and Europe. Methanol volume increased 3% in 2001.

     In 2001, S,D&A costs were $9 million or 39% lower than 2000. This significant reduction was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and reduction in workforce, reduced employee bonuses, and various other cost reductions.

Specialty Chemicals

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                  (Millions)
Net sales .................................................    $91    $90   $101
Operating income, as reported .............................      6     11     20
   Reorganization and plant closure charges ...............     --      1     --
                                                               ---    ---   ----
Operating income, excluding unusual items .................      6     12     20

2002 Versus 2001

     Operating income for 2002 of $6 million was $6 million or 50% lower than 2001, excluding unusual items. The decrease was primarily due to higher manufacturing and other cost of sales ($17 million) and lower sales volume ($4 million), partially offset by higher average selling prices ($15 million).

     Net sales for 2002 increased $1 million or 1% to $91 million. The weighted-average selling price for all Specialty Chemicals products increased by 19% over the 2001 weighted average, resulting primarily from a greater proportion of higher-priced products sold and the favorable effect of strengthening currencies against the US dollar. Sales volume was down 15% from 2001 as the marketplace remains fiercely competitive mainly due to price pressure from low cost manufacturers in Asia.

     The average cost of CST, the principal raw material for the business, remained relatively level with the prior year. Production costs and other cost of sales increased in 2002 compared to 2001 due to expenses incurred as a result of planned and unplanned production outages and maintenance during the fourth quarter of 2002 and lower fixed cost absorption resulting from decreased production volume.

     S,D&A costs were approximately equal to the prior year.

2001 Versus 2000

     Operating income for 2001, excluding unusual items, was $12 million, a decrease of $8 million or 40% from the prior year. The decrease was primarily due to lower selling prices ($9 million) and lower sales volume ($1 million), partially offset by lower S,D&A expenses ($2 million).

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

Other

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                  (Millions)
Operating income, as reported .............................    $ 9     $5     $1
   Reduction of reserves due to favorable resolution of
      environmental claims related to predecessor
      businesses reserved for in prior years ..............     (6)    --     --
                                                               ---    ---    ---
Operating income, excluding unusual items .................      3      5      1

2002 Versus 2001

     Operating income not identified with the three separate business segments for 2002 was $2 million less than 2001, excluding a $6 million adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

2001 Versus 2000

     Operating income not identified with the three separate business segments for 2001 was $4 million higher than 2000, primarily due to higher income from employee benefit plans related to predecessor businesses.

Equistar

                                                                 Company's Share      Reported by Equistar
                                                              --------------------   ----------------------
                                                              2002     2001   2000   2002(1)   2001    2000
                                                              ----    -----   ----   -------   -----   ----
                                                                              (Millions)
(Loss) earnings of Equistar ...............................   $(73)   $(83)   $45     $(246)   $(283)  $153
S,D&A costs allocated to the Company's investment in
   Equistar ...............................................     (7)     (7)    (6)       --       --     --
(Loss) earnings of Equistar as reported ...................    (80)    (90)    39      (246)    (283)   153
   Goodwill amortization ..................................     --      10     10        --       33     33
   Costs related to the shutdown of Equistar's Port
      Arthur, Texas plant .................................     --       6     --        --       22     --
                                                              ----    ----    ---     -----    -----   ----
(Loss) earnings of Equistar, excluding unusual items and
   goodwill amortization ..................................    (80)    (74)    49      (246)    (228)   186

----------
(1)  Before cumulative effect of accounting change

2002 Versus 2001

     The Company recorded an equity loss from Equistar of $80 million in 2002 compared to an equity loss of $74 million, excluding unusual items and goodwill amortization, in 2001. Equistar reported a loss for 2002 of $246 million, before the cumulative effect of an accounting change, compared to a loss of $228 million, excluding unusual items and goodwill amortization, for 2001. Equistar's operating losses in 2002 of $44 million were equal to the prior year, excluding unusual items and goodwill amortization. Operating income in the petrochemical segment decreased by $129 million compared to the prior year, while the polymer segment reported operating losses of $112 million lower than those incurred in 2001 and unallocated expenses decreased by $17 million, excluding unusual items and goodwill amortization. Equistar's interest costs increased by $13 million in 2002 compared to 2001.

     Operating income in the petrochemical segment of $146 million for 2002 decreased $129 million or 47% from the prior year as sales prices decreased more than raw material costs, resulting in lower product margins in 2002 compared to 2001. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volume, which was in line with industry demand growth. Equistar's sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. These lower sales prices were slightly offset by higher 2002 co-product propylene sales prices. Cost of sales decreased 6% compared to the prior year, 2% less than the percent decrease in revenues. While the costs of natural gas and natural gas liquid raw materials decreased from historically high levels experienced in 2001, other raw material costs, such as heavy liquids, did not decrease similarly.

     The operating loss in the polymer segment of $74 million for 2002 decreased $112 million compared to the operating loss of $186 million in 2001. The $112 million improvement was due to higher polymer product margins and, to a lesser extent, higher sales volume. Margins improved in 2002 compared to 2001, as decreases in sales prices were less than the decreases in polymer raw material costs. Sales prices decreased by 9% from 2001, partially offset by a 4% increase in sales volume. Lower sales prices in 2002 reflected generally lower raw material costs compared to 2001. Sales volume increased due to stronger demand in 2002 compared to 2001. Cost of sales decreased 10% compared to the prior year, or 4% more than the percent decrease in revenues. The decrease during 2002 reflected lower raw material costs, primarily ethylene, and lower energy costs, partly offset by the 4% increase in sales volume. Benchmark ethylene prices were 16% lower and were only partly offset by a 3% increase in benchmark propylene prices in 2002 compared to 2001.

2001 Versus 2000

     An equity loss of $74 million, excluding unusual items and goodwill amortization, was recorded in 2001 compared to equity income of $49 million on a comparable basis in 2000. Equistar reported a net loss for 2001 of $283 million compared to net income of $153 million for 2000. Operating profits were lower than the prior year in the petrochemical segment. Equistar's polymer segment experienced operating losses similar to those incurred in 2000. Overall, lower demand and selling prices were only partially offset by lower costs. Additionally, Equistar's interest costs increased by $7 million in 2001 compared to 2000.

     Petrochemical segment operating profit for 2001 was 60% below the prior year. Sales volume for this segment decreased by 12% from the prior year, while the average selling price dropped 15% year over year. Cost of sales for this segment decreased 19% compared to the prior year. The effect of the decrease in sales volume and lower average raw material costs was partly offset by decreases in co-product prices. Benchmark crude oil prices, which affect the cost of raw materials, averaged 14% lower in 2001 compared to 2000, while benchmark prices for co-product propylene averaged 23% lower in 2001 compared to 2000.

                                Interest Expense

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                 (Millions)
Interest expense, net ...................................      $86    $82    $77

     During 2002, interest expense, net of interest income, increased $4 million to $86 million from $82 million in the prior year. The $4 million increase in interest expense was due to higher average debt levels throughout the year compared to the prior year and the higher cost of debt due to the Company's issuance of additional 9.25% Senior Notes described below in "Liquidity and Capital Resources". Interest expense, net in 2001 was $82 million versus $77 million in 2000, primarily due to higher debt levels throughout the year and the Company's refinancing of debt in 2001, which included the issuance of 9.25% Senior Notes.

                         Liquidity and Capital Resources

     The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company's businesses. The amount of cash distributions received from Equistar is affected by Equistar's results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000 and it is unlikely the Company will receive any cash distributions from Equistar in 2003.

     Cash provided by operating activities for the year ended December 31, 2002 was $84 million compared to $112 million provided in the year ended December 31, 2001. The $28 million decrease was primarily due to movements in trade receivables and trade accounts payable that were favorable to a lesser extent during 2002 compared to the prior year ($128 million) and unfavorable movements in other current assets compared to favorable movements in the prior year ($53 million), partially offset by higher operating income before depreciation and amortization ($46 million), movements in other long-term liabilities that were unfavorable to a lesser extent during 2002 compared to the prior year ($51 million, including $12 million proceeds from termination of interest rate swaps), and favorable movements in inventories, accrued expenses and other liabilities and taxes payable compared to unfavorable movements in the prior year ($57 million). Various other changes resulted in a net unfavorable movement compared to the prior year ($1 million).

     Cash used in investing activities in the year ended December 31, 2002 was $70 million compared to $78 million used in 2001. The Company spent approximately $71 million in 2002 for capital expenditures, down from $97 million in 2001. Also during 2002, the Company received $1 million in proceeds from sales of Property, plant and equipment, a decrease of $18 million from the $19 million in proceeds received in 2001, which included proceeds of $17 million from the Research Center Sale Leaseback transaction more fully described in Note 3 to the Consolidated Financial Statements included in this Annual Report. There were no cash distributions from Equistar in 2002 or 2001.

     Cash used in financing activities was $2 million in the year ended 2002 compared to $22 million used in 2001. Financing activities in 2002 included $33 million of net debt proceeds, while 2001 included $13 million of net debt proceeds. Dividends paid to shareholders totaled $35 million in both years.

     In 2001, the Company's cash flows from operations increased to $112 million from $20 million in 2000. Aggressive efforts in 2001 to collect accounts receivable, reduce raw materials inventory levels and extend vendor terms resulted in cash generation of $144 million. Capital expenditures for 2001 were $97 million, down from $110 million in 2000. There were no distributions from Equistar in 2001, while $83 million was received during 2000. In 2000, the Company paid $151 million in taxes and interest to settle certain issues relating to the tax years 1986 through 1988. In addition, the Company utilized $65 million in 2000 to repurchase a total of 3,500,000 shares of Common Stock, representing 5% of the total shares outstanding at the beginning of 2000.

     Net debt (short-term and long-term debt less cash) at December 31, 2002 totaled $1.103 billion versus $1.073 billion at the end of 2001. At December 31, 2002, the Company had approximately $198 million of unused availability under short-term uncommitted lines of credit and its five-year credit agreement (the "Credit Agreement"). The Company's focus in 2003 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company's cash requirements.

     At March 19, 2003, the Company had $71 million outstanding ($60 million of outstanding borrowings, and outstanding letters of credit of $11 million) under the revolving loan portion of the Credit Agreement (the "Revolving Loans") and, accordingly, had $104 million of unused availability under such facility at March 19, 2003. In addition, the Company had $49 million outstanding under the term loan portion of the Credit Agreement (the "Term Loans") at March 19, 2003. Additionally, at March 19, 2003, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $41 million. For a discussion of the covenants under the Credit Agreement, see "Financing and Capital Structure" on page 44.

Capital Expenditures

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                 (Millions)
Additions to property, plant and equipment...............      $71    $97   $110

     Capital spending for 2002 was $71 million compared to depreciation and amortization of $102 million. The 27% decrease in capital spending from 2001 reflects the Company's continued focus on optimization of its capital base. Major expenditures included installation of a dredge and certain related processing equipment at the mine in Mataraca, Paraiba, Brazil, and environmental improvement projects at the Company's TiO[u]2 manufacturing locations in France and the United States. In addition, expenditures included cost-reduction and yield-improvement projects at various sites.

     Planned capital spending in 2003 is projected to be at a similar level to 2002.

     Capital spending for 2001 was $97 million compared to depreciation and amortization of $110 million. The 12% decrease in capital spending from 2000 reflected the Company's focus on optimization of its capital base. Major expenditures included continuation of projects begun in 2000, including design and installation of a dredge and certain related processing equipment in Mataraca, Paraiba, Brazil, and the design and construction of new TiO[u]2 packaging equipment, as well as environmental improvement projects at the Company's TiO[u]2 manufacturing locations in France. In addition, expenditures included cost reduction and yield improvement projects at various sites.

     Capital expenditures in 2000 totaled $110 million, which was similar to 1999 levels. Significant capital expenditures during 2000 included multi-year projects, such as the design and construction of new packaging equipment at several of the Company's TiO[u]2 manufacturing facilities and the dredge project at the Company's raw material mine in Mataraca, Paraiba, Brazil. Expenditures also included various cost reduction and yield improvement projects in all of the businesses.

Financing and Capital Structure

     In June 2002, the Company received approximately $100 million in net proceeds ($102.5 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of 9.25% Senior Notes. The gross proceeds of the offering were used to repay all outstanding borrowings at that time under the Company's Revolving Loans and to repay $65 million outstanding under the Term Loans. During 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with the combined proceeds of the Credit Agreement, which provided a $175 million revolving credit facility and $125 million in term loans, and the issuance of $275 million aggregate principal amount of 9.25% Senior Notes by Millennium America. The Company and Millennium America guarantee the obligations under the Credit Agreement.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of total indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 million additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 7.25 to 1.00 for the fourth quarter of 2002, 5.75 to 1.00 for the first quarter of 2003, 4.75 to 1.00 for the second quarter of 2003, 4.50 to 1.00 for the third and fourth quarters of 2003, and 4.00 to 1.00 for January 1, 2004 and thereafter, and an Interest Coverage Ratio of no less than 1.90 to 1.00 for the fourth quarter of 2002, 2.25 to 1.00 for the first quarter of 2003, 2.50 to 1.00 for the second, third and fourth quarters of 2003, and 3.00 to 1.00 for January 1, 2004 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     The Company was in compliance with all covenants under the Credit Agreement at December 31, 2002. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company currently expects that it will be in compliance with these covenants at March 31, 2003. However, the Company believes that it will not be in compliance with certain of these financial covenants at June 30, 2003, unless economic and business conditions improve significantly in the second quarter of 2003. Accordingly, the Company is seeking a waiver or amendment to the Credit Agreement, which it expects to obtain by June 30, 2003.

     The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2002, any reduction in CNTA below approximately $1.5 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.0 billion at December 31, 2002.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and,
(iii) 50% of any cash distributions received from Equistar. As of the filing of this Annual Report, after taking into consideration the $9 million dividend declared in the first quarter of 2003, the amount of the restricted payments basket is expected to be $41 million. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to
1.00 after June 15, 2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody's and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The Company is currently rated BB+ by S&P and Ba1 by Moody's. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002.

     At December 31, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

     Millennium America had an indemnity agreement with Equistar pursuant to which Millennium America could have been required under certain circumstances to contribute to Equistar up to $750 million. This indemnity terminated upon the closing of the purchase by Lyondell of Occidental's interest in Equistar. The requirement under the December 1, 1997 asset transfer agreement to indemnify Equistar with respect to the assets transferred to Equistar and the requirement under the Equistar Partnership Agreement to make additional investments in Equistar remain in effect to the same extent after Lyondell purchased Occidental's interest in Equistar.

European Receivables Securitization Program

     Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement

(annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under GAAP. Accordingly, transferred trade receivables that qualify as a sale, $61 million outstanding at December 31, 2002, are removed from the Company's Consolidated Balance Sheet. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $9 million at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at December 31, 2002 was 3 million euro. For the year ended December 31, 2002, cumulative gross proceeds from this securitization arrangement were $213 million. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2002, the aggregate loss on sale associated with this arrangement was $2 million. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

Contractual Obligations

     In addition to the Company's long-term indebtedness, in the ordinary course of business, the Company enters into contractual obligations to purchase raw materials, utilities and services for fixed or minimum amounts and lease arrangements for certain property, plant and equipment. Following is a schedule that shows long-term debt, unconditional purchase obligations, lease commitments and certain other contractual obligations as of December 31, 2002:

                                         2003   2004   2005   2006   2007  Thereafter   Total
                                         ----   ----   ----   ----   ----  ----------   -----
                                                               (Millions)
Long-term debt ......................    $ 12   $  6   $ 26   $534    $ 4    $  629     $1,211
Operating leases ....................      21     17     14     11     10        88        161
VAM toll ............................      57     60     66     64     --        --        247
Unconditional purchase obligations ..     327    238    248    122     78       654      1,667
                                         ----   ----   ----   ----    ---    ------     ------
   Total contractual obligations ....    $417   $321   $354   $731    $92    $1,371     $3,286
                                         ====   ====   ====   ====    ===    ======     ======

     The Company is currently rated BB+ by S&P and Ba1 by Moody's. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. The Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of these instruments, the Company would not be required to place any funds on deposit with the counterparty to these transactions. Furthermore, the Company will also provide a $2.5 million letter of credit in accordance with a real estate lease. Obtaining this letter of credit will result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

                      Environmental and Litigation Matters

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25 thousand and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the KRSG, of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft

Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

     In addition, the Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include proceedings alleging injurious exposure of the plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries; cases alleging historic premises-based exposure to asbestos-containing materials at various worksites; and cases alleging personal injury, property damage and remediation costs associated with use of the lead pigment in paint. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry.

     With respect to the non-environmental legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. As discussed in more detail under "Critical Accounting Policies -- Environmental Liabilities and Legal Matters" below, the Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies collectively, which primarily relates to environmental remediation activities and other environmental proceedings, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See "Environmental Matters" in Item I, "Legal Proceedings" in Item 3 and Note 15 to the Consolidated Financial Statements included in this Annual Report.

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

                            Foreign Currency Matters

     The functional currency of each of the Company's non-United States operations (principally, the Company's TiO[u]2 operations in the United Kingdom, France, Brazil and Australia) is the local currency. Consolidated Shareholders' equity increased approximately $27 million in 2002 and decreased approximately $19 million and $46 million in 2001 and 2000, respectively, as a result of translating subsidiary financial statements into US dollars. Future events, which may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, cannot be predicted.

     The Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. Revenues earned outside the United States accounted for 59%, 54% and 51% of total revenues in 2002, 2001 and 2000, respectively. These revenues were denominated in US dollars as well as other currencies.

     Net foreign currency transactions aggregated gains of $3 million in 2002 and losses of $7 million and $4 million in 2001 and 2000, respectively.

                  Derivative Instruments and Hedging Activities

     As more fully described in Note 9 to the Consolidated Financial Statements included in this Annual Report, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are high-credit-quality institutions. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     Derivative contracts outstanding at December 31, 2002 were as follows:

                       Foreign Currency Forward Contracts

                             Notional Amount       Unrealized     Weighted Average
                           (US$ Equivalent)(1)   Gain/(Loss)(2)   Settlement Price
                           -------------------   --------------   ----------------
                                  (Dollars, in millions)
Less than 1 year
----------------
Receive AUS$/Pay US$....          $ 49                $ 2          0.5397 US$/AUS$
Receive US$/Pay euro....            57                 (2)         1.0096 US$/euro
Receive GBP/Pay euro....           132                 (2)         0.6437 GBP/euro
Receive GBP/Pay JPY.....             1                 --         193.1000 JPY/GBP
Receive US$/Pay GBP.....            13                 (1)          0.6450 GBP/US$
Receive GBP/Pay US$.....             4                 --           1.5847 US$/GBP
Receive euro/Pay US$....             5                 --          1.0300 US$/euro
Receive AUS$/Pay NZD....             2                 --          1.1233 NZD/AUS$
Receive AUS$/Pay JPY....             1                 --         67.5000 JPY/AUS$
                                                      ---
                                                      $(3)
                                                      ===

----------
(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2002.

(2)  As of December 31, 2002.

                        Commodity Derivative Instruments

                                   Notional     Unrealized     Weighted Average
                                    Amount    Gain/(Loss)(1)   Settlement Price
                                   --------   --------------   ----------------
                                    (Dollars, in millions)

Less than 1 year
----------------
                                                               Pay $4.70/mmbtu,
                                                               receive Henry
Natural Gas Swap Contracts......      $ 1            $--       Hub-Gas Daily

1-2 Years
---------
                                                               Pay $5.01/mmbtu,
                                                               receive NYMEX
Natural Gas Swap Contracts......       14             (1)      settlement
                                                     ---
   Total                                             $(1)
                                                     ===

----------
(1)  As of December 31, 2002.

                               Interest Rate Swaps

                                  Notional     Unrealized      Weighted Average
                                   Amount    Gain/(Loss)(1)       Pay/Receive
                                  --------   --------------   ------------------
                                   (Dollars, in millions)
Less than 1 year
---------------
                                                              Pay 1.71%, receive
Interest Rate Swap Contract....    $ 50           $--         six month LIBOR

3-4 Years
---------
                                                              Pay six month
                                                              LIBOR plus 3.18%,
Interest Rate Swap Contracts...     200             4         receive 7%
                                                  ---
   Total                                          $ 4
                                                  ===

----------
(1) As of December 31, 2002.

       Non-Derivative Financial Instruments and Other Market-Related Risks

     See Note 10 to the Consolidated Financial Statements included in this Annual Report.

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

     The Company considers the following accounting policies to be critical to the preparation of the Company's financial statements:

     Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company, its subsidiaries and predecessor companies and evaluates, accounts for, reports and discloses these matters in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range, at minimum, but also applies judgment as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position, results of operations or cash flows. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the

Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25 thousand and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the KRSG, of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger from Hanson to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

     Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any liabilities for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See Note 15 to the Consolidated Financial Statements included in this Annual Report for additional information on the Company's loss contingencies.

     Goodwill -- Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with generally accepted accounting principles, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Such expected cash flows, on an undiscounted basis, were compared to the carrying value of the tangible and intangible assets, and if impairment was indicated, the carrying value of goodwill was adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of a change in accounting principle of $275 million in the first quarter of 2002 to write off goodwill related to its Acetyls business. Also in accordance with SFAS No. 142, Equistar reported an impairment of goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital. The Company reported this adjustment as a charge for the cumulative effect of a change in accounting principle. In the opinion of management, no further adjustment to the carrying value of goodwill of $106 million is required at December 31, 2002 under SFAS No. 142. Amortization expense for the Company's goodwill was $13 million for each of the years 2001 and 2000. Additionally, the Company's share of amortization expense reported by Equistar for its goodwill, included in Equity in (loss) earnings of Equistar, was $10 million for each of the years 2001 and 2000.

     Equity Interest in Equistar -- The Company has evaluated the carrying value of its investment in Equistar at December 31, 2002 using assumptions that anticipate a long-term holding value for the Equistar investment based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. As described in Equity Interest in Equistar in Item 1 in this Annual Report, Occidental sold its 29.5% interest in Equistar to Lyondell on August 22, 2002. The value of this transaction was based on facts and circumstances significantly different from those surrounding the Company's interest in Equistar and therefore such value cannot be viewed to represent similar value for the Company's investment in Equistar. The carrying value of the Company's investment in Equistar at December 31, 2002 and 2001 was $563 million and $677 million, respectively.

     Income Taxes -- The Company accounts for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes". This method generally provides that deferred tax assets and liabilities, computed using enacted marginal tax rates of the respective tax jurisdictions, be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets. The Company's net deferred tax assets (net of deferred tax liabilities and valuation allowances) were $75 million and $29 million at December 31, 2002 and 2001, respectively. See "Income Tax Benefits" on page 33 for additional information on the Company's deferred tax assets.

     The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service ("IRS") or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid.

     Certain of the income tax returns of the Company's domestic and foreign subsidiaries are currently under examination by the IRS, Inland Revenue and various foreign and state tax authorities. In many cases, these audits result in the examining tax authority issuing proposed assessments. In the United States, IRS audits for tax years prior to 1989 have been settled. The Company made payment of $151 million of tax and interest to the IRS in 2000 to settle certain issues relating to the tax years 1986 through 1988. Additionally, the IRS has concluded its examinations of the Company's Federal income tax returns for 1989 through 1996 and during 2002, the Company negotiated a settlement with the IRS with respect to the audit issues relating to the Company's Federal income tax returns for the years 1989 through 1992. The Company has estimated the payment of tax and interest to be made to the IRS in 2003 under this settlement and has included such estimate in Income taxes payable. In connection with the 1993 through 1996 examination, the IRS has issued proposed assessments that challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS positions on certain issues are upheld after all the Company's administrative and legal options are exhausted, a material impact on the Company's earnings and cash flows could result. The IRS examination for the years subsequent to 1996 will commence in early 2003. See Notes 7 and 15 to the Consolidated Financial Statements included in this Annual Report for additional information on the Company's income taxes and related loss contingencies.

     Retirement-Related Benefits -- The Company determines its benefit obligations and net periodic benefit costs for its defined benefit pension plans and its other postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These models use an approach that generally recognizes individual events like plan amendments and changes in actuarial assumptions such as discount rates, rate of compensation increases, inflation, medical costs and mortality over the service lives of the employees in the plan. The market-related value of plan assets, a calculated value that recognizes changes in the fair value of plan assets over a five-year period, is utilized to determine the Company's benefit obligations and net periodic benefit cost.

     The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company's benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

     To develop its expected return on plan assets, the Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources. The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. The Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates.

     At December 31 of each year, if any of the Company's retirement-related plans is underfunded and requires adjustment to establish an additional minimum liability in accordance with SFAS No. 87, an adjustment is first made to establish an intangible asset to the extent of any unrecognized amount of prior service cost for the given plan and then an equity adjustment is included in Other comprehensive loss for the remaining amount of the required minimum liability. This additional minimum liability is calculated and adjusted, if necessary, annually through the Company's Consolidated Balance Sheet and has no immediate impact on the Company's Consolidated Statement of Operations.

     Due to the reduction of rates on high-quality fixed income debt instruments, lowered expectations regarding long-term investment returns, and the Company's long-term plans for compensation increases, the Company reduced the discount rate, the expected return on plan assets and the rate of compensation increases at December 31, 2002. The weighted average discount rate, the expected return on plan assets, and the rate of compensation increase assumptions at December 31, 2002 and 2001 were 6.35% and 7.27%; 8.34% and 8.87%; and 3.52% and 4.23%, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2002 was 9.0% for 2003, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed health care cost trend rates would affect service and interest components of postretirement health care benefit costs by less than $1 million in each of the years ended December 31, 2002 and 2001. The effect on the accumulated postretirement benefit obligation would be $4 million at each of December 31, 2002 and 2001.

     See "Pension Assets and Equity" on page 33 and Note 11 to the Consolidated Financial Statements included in this Annual Report for other information related to the Company's retirement-related benefits.

                         Recent Accounting Developments

     See the discussion under the caption "Recent Accounting Developments" in
Note 1 to the Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     See Note 9 to the Consolidated Financial Statements included in this Annual Report for discussion of the Company's management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities and "Derivative Instruments and Hedging Activities" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:

     In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 99 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain domestic inventories in 2002.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
January 30, 2003, except for Note 8, as to which the date is March 7, 2003

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                   As of December 31,
                                                                                   ------------------
                                                                                      2002     2001
                                                                                     ------   ------

                                      ASSETS
Current assets
   Cash and cash equivalents....................................................     $  125   $  114
   Trade receivables, net.......................................................        210      215
   Inventories..................................................................        406      399
   Other current assets.........................................................         78       61
                                                                                     ------   ------
      Total current assets......................................................        819      789
Property, plant and equipment, net..............................................        862      880
Investment in Equistar..........................................................        563      677
Deferred income taxes...........................................................         75       29
Other assets....................................................................         42      234
Goodwill........................................................................        106      381
                                                                                     ------   ------
      Total assets..............................................................     $2,467   $2,990
                                                                                     ======   ======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable................................................................     $    4   $    4
   Current maturities of long-term debt.........................................         12       11
   Trade accounts payable.......................................................        274      256
   Income taxes payable.........................................................         44        7
   Accrued expenses and other liabilities.......................................        128      105
                                                                                     ------   ------
      Total current liabilities.................................................        462      383
Long-term debt..................................................................      1,212    1,172
Other liabilities...............................................................        335      517
                                                                                     ------   ------
      Total liabilities.........................................................      2,009    2,072
                                                                                     ------   ------
Commitments and contingencies (Note 15)
Minority interest...............................................................         19       21
Shareholders' equity
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding)..............................................         --       --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares in 2002 and 2001, respectively)..................          1        1
   Paid in capital..............................................................      1,297    1,299
   Retained deficit.............................................................       (320)      (1)
   Cumulative other comprehensive loss..........................................       (281)    (136)
   Treasury stock, at cost (14,766,279 and 14,594,614 shares in 2002 and 2001,
      respectively).............................................................       (275)    (283)
   Deferred compensation........................................................         17       17
                                                                                     ------   ------
      Total shareholders' equity................................................        439      897
                                                                                     ------   ------
         Total liabilities and shareholders' equity.............................     $2,467   $2,990
                                                                                     ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except per share data)

                                                                              Year Ended December 31,
                                                                              ------------------------
                                                                               2002     2001     2000
                                                                              ------   ------   ------
Net sales..................................................................   $1,554   $1,590   $1,793
Operating costs and expenses
   Cost of products sold...................................................    1,233    1,259    1,263
   Depreciation and amortization...........................................      102      110      113
   Selling, development and administrative expense.........................      126      146      200
   Reorganization and plant closure costs..................................       --       36       --
                                                                              ------   ------   ------
      Operating income.....................................................       93       39      217
Interest expense...........................................................      (90)     (85)     (80)
Interest income............................................................        4        3        3
Equity in (loss) earnings of Equistar......................................      (80)     (90)      39
Other (expense) income, net................................................       (1)       1       14
                                                                              ------   ------   ------
(Loss) income before income taxes and minority interest....................      (74)    (132)     193
Benefit (provision) for income taxes.......................................      101       89      (62)
                                                                              ------   ------   ------
Income (loss) before minority interest and cumulative effect of accounting
   change..................................................................       27      (43)     131
Minority interest..........................................................       (6)      (4)      (7)
                                                                              ------   ------   ------
Income (loss) before cumulative effect of accounting change................       21      (47)     124
Cumulative effect of accounting change.....................................     (305)      --       --
                                                                              ------   ------   ------
Net (loss) income..........................................................   $ (284)  $  (47)  $  124
                                                                              ======   ======   ======
Basic earnings (loss) per share:
   Before cumulative effect of accounting change...........................   $ 0.33   $(0.75)  $ 1.94
   From cumulative effect of accounting change.............................    (4.80)      --       --
                                                                              ------   ------   ------
   After cumulative effect of accounting change............................   $(4.47)  $(0.75)  $ 1.94
                                                                              ======   ======   ======
Diluted earnings (loss) per share:
   Before cumulative effect of accounting change...........................   $ 0.33   $(0.75)  $ 1.93
   From cumulative effect of accounting change.............................    (4.77)      --       --
                                                                              ------   ------   ------
   After cumulative effect of accounting change............................   $(4.44)  $(0.75)  $ 1.93
                                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                   2002    2001    2000
                                                                                  -----   -----   -----
Cash flows from operating activities:
   Net (loss) income.........................................................     $(284)  $ (47)  $ 124
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Cumulative effect of accounting change................................       305      --      --
       Write-off of assets related to plant closure..........................        --      10      --
       Depreciation and amortization.........................................       102     110     113
       Deferred income tax (benefit) provision...............................       (42)    (57)     38
       Non-cash income tax benefit...........................................       (58)    (42)     --
       Restricted stock amortization and adjustments, net....................        --       1      (6)
       Equity in loss (earnings) of Equistar.................................        80      90     (39)
       Minority interest.....................................................         6       4       7
       Other, net............................................................         2      --      --
       Changes in assets and liabilities:
         Decrease (increase) in trade receivables............................         7      83     (52)
         Decrease (increase) in inventories..................................         4      (3)    (34)
         (Increase) decrease in other current assets.........................       (23)     30      24
         Increase in other assets............................................       (16)    (19)    (18)
         Increase in trade accounts payable..................................        12      64      19
         Increase (decrease) in accrued expenses and other liabilities and
           income taxes payable..............................................        15     (35)    (93)
         Decrease in other liabilities.......................................       (26)    (77)    (63)
                                                                                  -----   -----   -----
     Cash provided by operating activities...................................        84     112      20
                                                                                  -----   -----   -----
Cash flows from investing activities:
   Capital expenditures......................................................       (71)    (97)   (110)
   Distributions from Equistar...............................................        --      --      83
   Proceeds from sales of property, plant & equipment........................         1      19       4
                                                                                  -----   -----   -----
     Cash used in investing activities.......................................       (70)    (78)    (23)
                                                                                  -----   -----   -----
Cash flows from financing activities:
   Dividends to shareholders.................................................       (35)    (35)    (35)
   Repurchases of common stock...............................................        --      --     (65)
   Proceeds from long-term debt..............................................       302     783     311
   Repayment of long-term debt...............................................      (272)   (736)   (187)
   Increase (decrease) increase in notes payable.............................         3     (34)    (17)
                                                                                  -----   -----   -----
     Cash (used in) provided by financing activities.........................        (2)    (22)      7
                                                                                  -----   -----   -----
Effect of exchange rate changes on cash......................................        (1)     (5)     (7)
                                                                                  -----   -----   -----
Increase (decrease) in cash and cash equivalents.............................        11       7      (3)
Cash and cash equivalents at beginning of year...............................       114     107     110
                                                                                  -----   -----   -----
Cash and cash equivalents at end of year.....................................     $ 125   $ 114   $ 107
                                                                                  =====   =====   =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Common Stock
                                            --------------------                               Paid
                                            Outstanding            Treasury     Deferred        In
                                              Shares      Amount    Stock     Compensation    Capital
                                            -----------   ------   --------   ------------   ----------
                                                                  (Millions)
Balance at December 31, 1999.............        68         $ 1      $(210)        $10         $1,335
Comprehensive income (loss)
   Net income............................        --          --         --          --             --
   Other comprehensive loss
      Currency translation adjustment....        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
Total comprehensive income (loss)........        --          --         --          --             --
Amortization and adjustment
   of unearned restricted shares.........        --          --         --          --             (9)
Shares repurchased.......................        (3)         --        (65)         --             --
Shares purchased by employee benefit plan
   trusts................................        (1)         --         (7)          5             --
Dividend to shareholders.................        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
Balance at December 31, 2000 ............        64           1       (282)         15          1,326
Comprehensive loss
   Net loss..............................        --          --         --          --             --
   Other comprehensive loss
      Net losses on derivative financial
          instruments:
          Losses arising during the year,
             net of tax of $5............        --          --         --          --             --
          Less: reclassification
             adjustment, net of tax of
             $3..........................        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
         Net losses......................        --          --         --          --             --
      Minimum pension liability
         adjustment, net of tax of $3....        --          --         --          --             --
      Currency translation adjustment....        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
Total comprehensive loss.................        --          --         --          --             --
Amortization and adjustment of unearned
   restricted shares.....................        --          --         --          --            (27)
Dividends related to forfeiture of
   restricted shares.....................        --          --         --          --             --
Shares purchased by employee benefit plan
   trusts................................        (1)         --         (1)          2             --
Dividend to shareholders.................        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
Balance at December 31, 2001 ............        63           1       (283)         17          1,299
Comprehensive loss
   Net loss..............................        --          --         --          --             --
   Other comprehensive loss
      Net gains on derivative financial
         instruments:
         Gains arising during the year,
            net of tax of $2.............        --          --         --          --             --
         Less: reclassification
            adjustment...................        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
            Net gains....................        --          --         --          --             --
      Minimum pension liability
         adjustment, net of tax of $69...        --          --         --          --             --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability....        --          --         --          --             --
      Currency translation adjustment....
                                            -----------   ------   --------   ------------   ----------
Total comprehensive loss.................        --          --         --          --             --
Amortization and adjustment of unearned
   restricted shares.....................        --          --         --          --             --
Shares issued to fund 401(k) plan........        --          --          6          --             (2)
Shares purchased by employee benefit plan
   trusts................................        --          --          2          (2)            --
Current year compensation deferred ......        --          --         --           2             --

Dividend to shareholders.................        --          --         --          --             --
                                            -----------   ------   --------   ------------   ----------
Balance at December 31, 2002 ............        63         $ 1      $(275)        $17         $1,297
                                            ===========   ======   ========   ============   ==========
                                                                      Cumulative
                                            Retained     Unearned       Other
                                            Earnings    Restricted   Comprehensive
                                            (Deficit)     Shares         Loss         Total
                                            ---------   ----------   -------------   ------
Balance at December 31, 1999.............     $ (11)       $(28)         $ (61)      $1,036
Comprehensive income (loss)
   Net income............................       124          --             --          124
   Other comprehensive loss
   Currency translation adjustment.......        --          --            (46)         (46)
                                            ---------   ----------   -------------   ------
Total comprehensive income (loss)........       124          --            (46)          78
Amortization and adjustment
   of unearned restricted shares.........        --           3             --           (6)
Shares repurchased.......................        --          --             --          (65)
Shares purchased by employee benefit plan
   trusts................................        --          --             --           (2)
Dividend to shareholders.................       (35)         --             --          (35)
                                            ---------   ----------   -------------   ------
Balance at December 31, 2000 ............        78         (25)          (107)       1,006
Comprehensive loss
   Net loss..............................       (47)         --             --          (47)
   Other comprehensive loss
      Net losses on derivative financial
         instruments:
      Losses arising during the year, net
         of tax of $5....................        --          --            (12)         (12)
      Less: reclassification
         adjustment, net of tax of $3....        --          --              6            6
                                            ---------   ----------   -------------   ------
         Net losses......................        --          --             (6)          (6)
      Minimum pension liability
         adjustment, net of tax of $3....        --          --             (4)          (4)
      Currency translation adjustment....        --          --            (19)         (19)
                                            ---------   ----------   -------------   ------
Total comprehensive loss.................       (47)         --            (29)         (76)
Amortization and adjustment of unearned
   restricted shares.....................        --          25             --           (2)
Dividends related to forfeiture of
   restricted shares.....................         3          --             --            3
Shares purchased by employee benefit plan
   trusts................................        --          --             --            1
Dividend to shareholders.................       (35)         --             --          (35)
                                            ---------   ----------   -------------   ------
Balance at December 31, 2001 ............        (1)         --           (136)         897
Comprehensive loss
   Net loss..............................      (284)         --             --         (284)
   Other comprehensive loss
      Net gains on derivative financial
         instruments:
         Gains arising during the year,
            net of tax of $2.............        --          --              6            6
         Less: reclassification
            adjustment...................        --          --             (1)          (1)
                                            ---------   ----------   -------------   ------
            Net gains....................        --          --              5            5
      Minimum pension liability
         adjustment, net of tax of $69...        --          --           (166)        (166)
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability....        --          --            (11)         (11)
      Currency translation adjustment....                                   27           27
                                            ---------   ----------   -------------   ------
Total comprehensive loss.................      (284)         --           (145)        (429)
Amortization and adjustment of unearned
   restricted shares.....................        --          --             --           --
Shares issued to fund 401(k) plan........        --          --             --            4
Shares purchased by employee benefit plan
   trusts................................        --          --             --           --
Current year compensation deferred ......        --          --             --            2
Dividend to shareholders.................       (35)         --             --          (35)
                                            ---------   ----------   -------------   ------
Balance at December 31, 2002 ............     $(320)       $ --          $(281)      $  439
                                            =========   ==========   =============   ======

                 See Notes to Consolidated Financial Statements

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interest represents the minority ownership of the Company's Brazilian subsidiary and the La Porte Methanol Company. The Company's investment in Equistar Chemicals, LP ("Equistar") is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income.

     Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the evaluation of and judgments about environmental obligations, legal matters and tax claims brought against the Company, pension and other postretirement benefits, the ability to recover the full carrying value of accounts receivable and inventories owned by the Company, and the carrying value of goodwill and other long-term assets such as the Company's investment in Equistar and the Company's deferred tax assets. Actual results could differ from those estimates.

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

     Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks that have original maturities of 90 days or less. In addition, Other assets include approximately $3 and $4 in restricted cash at December 31, 2002 and 2001, respectively, which is on deposit to satisfy insurance claims.

     Inventories: Inventories are stated at the lower of cost or market value. During the fourth quarter of 2002, the Company changed from the last-in first-out ("LIFO") method to the first-in first-out ("FIFO") method to account for certain of its United States ("US") inventories. These financial statements have been restated for all periods presented to reflect the change to the FIFO method. The method was changed in part to achieve a better matching of revenues and expenses. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company. The change positively impacted net loss in 2002 by $1 or $0.02 per share and increased retained earnings for periods prior to 2000 by $21. The effect of the change on reported net (loss) income for 2002, 2001 and 2000 is as follows:

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                                        Year Ended December 31, 2002
                                                           -----------------------------------------------------
                                                           1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Full Year
                                                           --------   --------   --------   --------   ---------
                                                                      (Quarterly amounts unaudited)
Net (loss) income as reported ..........................    $ (336)    $    1     $    6     $   45     $ (284)
Change in inventory costing method .....................        (1)         1         --         --         --
Income tax effect of change ............................        --         --         --         --         --
                                                            ------     ------     ------     ------     ------
Net (loss) income as restated ..........................    $ (337)    $    2     $    6     $   45     $ (284)
                                                            ======     ======     ======     ======     ======

Basic (loss) income per share:
   As reported .........................................    $(5.29)    $ 0.01     $ 0.10     $ 0.71     $(4.47)
      Change in inventory costing method, net of tax ...     (0.01)      0.01         --         --         --
                                                            ------     ------     ------     ------     ------
   As restated .........................................    $(5.30)    $ 0.02     $ 0.10     $ 0.71     $(4.47)
                                                            ======     ======     ======     ======     ======

Diluted (loss) income per share:
   As reported .........................................    $(5.26)    $ 0.01     $ 0.10     $ 0.70     $(4.44)
      Change in inventory costing method ...............     (0.01)      0.01         --         --         --
                                                            ------     ------     ------     ------     ------
   As restated .........................................    $(5.27)    $ 0.02     $ 0.10     $ 0.70     $(4.44)
                                                            ======     ======     ======     ======     ======

                                                                        Year Ended December 31, 2001
                                                           -----------------------------------------------------
                                                           1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Full Year
                                                           --------   --------   --------   --------   ---------
                                                                      (Quarterly amounts unaudited)
Net (loss) income as reported ..........................    $  (16)    $  (23)    $  (12)    $    8     $  (43)
Change in inventory costing method .....................        --         --         (4)        (3)        (7)
Income tax effect of change ............................        --         --          2          1          3
                                                            ------     ------     ------     ------     ------
Net (loss) income as restated ..........................    $  (16)    $  (23)    $  (14)    $    6     $  (47)
                                                            ======     ======     ======     ======     ======

Basic (loss) income per share:
   As reported .........................................    $(0.24)    $(0.37)    $(0.20)    $ 0.13     $(0.68)
      Change in inventory costing method, net of tax ...        --         --      (0.04)     (0.03)     (0.07)
                                                            ------     ------     ------     ------     ------
   As restated .........................................    $(0.24)    $(0.37)    $(0.24)    $ 0.10     $(0.75)
                                                            ======     ======     ======     ======     ======

Diluted (loss) income per share:
   As reported .........................................    $(0.24)    $(0.37)    $(0.20)    $ 0.13     $(0.68)
      Change in inventory costing method, net of tax ...        --         --      (0.04)     (0.03)     (0.07)
                                                            ------     ------     ------     ------     ------
 As restated ...........................................    $(0.24)    $(0.37)    $(0.24)    $ 0.10     $(0.75)
                                                            ======     ======     ======     ======     ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                           2000
                                                           -----
Net income as reported .................................   $ 122
Change in inventory costing method .....................       4
Income tax effect of change ............................      (2)
                                                           -----
Net  income as restated ................................   $ 124
                                                           =====

Basic income per share:
   As reported .............. ..........................   $1.90
      Change in inventory costing method, net of tax ...    0.04
                                                           -----
   As restated .........................................   $1.94
                                                           =====

Diluted income per share:
   As reported .........................................   $1.89
      Change in inventory costing method, net of tax ...    0.04
                                                           -----
   As restated .........................................   $1.93
                                                           =====

     Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations. Major repairs and improvements incurred in connection with substantial overhauls or maintenance turnarounds are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months to 3 years). Other less substantial maintenance and repair costs are expensed as incurred. Unamortized capitalized turnaround costs were $19 and $21 at December 31, 2002 and 2001, respectively.

     Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Unamortized capitalized software costs of $43 and $53 at December 31, 2002 and 2001, respectively, are included in Property, plant and equipment.

     Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with generally accepted accounting principles, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Such expected cash flows, on an undiscounted basis, were compared to the carrying value of the tangible and intangible assets, and if impairment was indicated, the carrying value of goodwill was adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 1 -- Significant Accounting Policies - Continued

The Company reported this adjustment as a charge for the cumulative effect of this accounting change. In the opinion of management, no further adjustment to the carrying value of goodwill of $106 is required at December 31, 2002 under SFAS No. 142. Amortization expense was $13 for each of the years ended December 31, 2001 and 2000 for the Company's goodwill. Additionally, the Company's share of amortization expense reported by Equistar for each of the years ended December 31, 2001 and 2000 for its goodwill, included in Equity in (loss) income of Equistar, was $10. Following is a reconciliation of the reported net (loss) income to net income (loss) adjusted for goodwill amortization and the cumulative effect of the accounting change, and related per share amounts:

                                                              Year Ended
                                                             December 31,
                                                         -------------------
                                                          2002   2001   2000
                                                         -----   ----   ----
Reported net (loss) income ...........................   $(284)  $(47)  $124
Goodwill amortization ................................      --     13     13
Equistar goodwill amortization included
   in Equity in (loss) earnings of Equistar ..........      --     10     10
                                                         -----   ----   ----
Adjusted net (loss) income ...........................    (284)   (24)   147
Cumulative effect of accounting change ...............     305     --     --
                                                         -----   ----   ----
Adjusted net income (loss) before cumulative effect of
   accounting change .................................   $  21   $(24)  $147
                                                         =====   ====   ====

                                                                                 Year Ended
                                                                                December 31,
                                                              --------------------------------------------
Per share amounts:                                                  2002           2001          2000
                                                              -----------------   -------   --------------
                                                                                  Basic &
                                                              Basic     Diluted   Diluted   Basic   Diluted
                                                              ------    -------   -------   -----   ------
Reported net (loss) income ...........................        $(4.47)   $(4.44)   $(0.75)   $1.94    $1.93
Goodwill amortization ................................            --        --      0.20     0.20     0.20

Equistar goodwill amortization included
   in Equity in (loss) earnings  of Equistar .........                              0.16     0.16     0.15
                                                              ------    ------    ------    -----    -----
Adjusted net (loss) income ...........................         (4.47)    (4.44)    (0.39)    2.30     2.28
Cumulative effect of accounting change ...............          4.80      4.77        --       --       --
                                                              ------    ------    ------    -----    -----
Adjusted net income (loss) before cumulative effect of
   accounting change .................................        $ 0.33    $ 0.33    $(0.39)   $2.30    $2.28
                                                              ======    ======    ======    =====    =====

     Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company and evaluates, accounts, reports and discloses these matters in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the individual matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position or results of operations. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

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

     Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, fair value hedges, along with the losses or gains on the hedged assets or liabilities that are attributable to the hedged risks (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, cash flow hedges are recorded in Other comprehensive income (loss) ("OCI"), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transactions are fair value hedges or cash flow hedges. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded as translation adjustments in OCI.

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

     Income Taxes: The Company accounts for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes". This method generally provides that deferred tax assets and liabilities, computed using enacted marginal tax rates of the respective tax jurisdictions, be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service ("IRS") or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid.

     Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $20, $20 and $26 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Retirement-Related Benefits -- The Company determines its benefit obligations and net periodic benefit costs for its defined benefit pension plans and its other postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These models use an approach that generally recognizes individual events like plan amendments and changes in actuarial assumptions such as discount rates, rate of compensation increases, inflation, medical costs and mortality over the service lives of the employees in the plan. The market-related value of plan assets, a calculated value that recognizes changes in the fair value of plan assets over a five-year period, is utilized to determine the Company's benefit obligations and net periodic benefit cost.

     The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company's benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

     To develop its expected return on plan assets, the Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources. The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. The Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates.

     At December 31 of each year, if any of the Company's retirement-related plans is underfunded and requires adjustment to establish an additional minimum liability in accordance with SFAS No. 87, an adjustment is first made to establish an intangible asset to the extent of any unrecognized amount of prior service cost for the given plan and then an equity adjustment is included in Other comprehensive loss for the remaining amount of the required minimum liability. This additional minimum liability is calculated and adjusted annually through the Company's Consolidated Balance Sheet and has no immediate impact on the Company's Consolidated Statement of Operations.

     Stock-Based Compensation: SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. SFAS No. 123 also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee recognition:

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                                          Year Ended
                                                                          December 31,
                                                                     ----------------------
                                                                      2002    2001     2000
                                                                     -----   ------   -----
Net income (loss) before cumulative effect of accounting change ..   $  21   $  (47)  $ 124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
   tax effects ...................................................      (2)      (1)     (1)
                                                                     -----   ------   -----
Pro forma net income (loss) before cumulative effect of accounting
   change ........................................................   $  19   $  (48)  $ 123
                                                                     =====   ======   =====
Earnings per share:
Basic - as reported ..............................................   $0.33   $(0.75)  $1.94
                                                                     =====   ======   =====
Basic - pro forma ................................................   $0.29   $(0.77)  $1.93
                                                                     =====   ======   =====

Diluted - as reported ............................................   $0.33   $(0.75)  $1.93
                                                                     =====   ======   =====
Diluted - pro forma ..............................................   $0.29   $(0.77)  $1.92
                                                                     =====   ======   =====

     Earnings Per Share: The weighted average number of equivalent shares of Common Stock outstanding used in computing (loss) earnings per share for 2002, 2001 and 2000 was as follows:

                                           2002           2001           2000
                                        ----------     ----------     ----------
Basic .............................     63,587,561     63,564,497     64,304,594
Options ...........................          4,727             --          3,314
Restricted and other shares .......        290,160             --        281,729
                                        ----------     ----------     ----------
Diluted ...........................     63,882,448     63,564,497     64,589,637
                                        ==========     ==========     ==========

     The 2001 computation of diluted (loss) earnings per share does not include 318,606 restricted and other shares issued under the Company's stock-based compensation plans as their effect would be antidilutive.

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments, foreign currency, interest rate and natural gas derivative contracts and accounts receivable. The Company maintains its investments and enters contracts with high-credit-quality institutions, generally financial institutions that provide the Company with debt financing.

     The Company sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. During 2002, revenue generated outside the United States accounted for 59%, 54% and 51% of total revenues in 2002, 2001 and 2002, respectively, from sales to customers in over 90 countries. Accordingly, there is no significant concentration of risk in any one particular country. In addition, 58%, 60% and 57% of the revenues of the Titanium Dioxide and Related Products business segment in 2002, 2001 and 2000, respectively (which accounts for approximately 73%, 72% and 76% of consolidated revenues in 2002, 2001 and 2000, respectively) are from customers in the global paint and coatings industry. The leading United States economic indicator for this industry is new and existing home sales, which has remained relatively strong through 2002 despite the slow United States economic conditions. In addition, some seasonality in sales exists because sales of paint and coatings are greatest in the spring and summer months. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     Recent Accounting Developments: In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. Although earlier application is permitted, the Company must adopt this standard on January 1, 2003. Upon adoption, the Company will recognize transition amounts for existing asset retirement obligations, associated capitalizable costs, and accumulated depreciation. The after-tax transition charge of $2 will be recorded as a cumulative effect of an accounting change. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is not expected to be significant.

     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 provides guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights. The Company must adopt FIN No. 46 for previously existing arrangements on June 15, 2003 and is currently evaluating the potential impact on its consolidated financial position and results of operations. Immediate adoption is required for arrangements newly created after January 31, 2003 to which FIN No. 46 applies.

Note 2 -- Reorganization and Plant Closure Charges

     A provision for reorganization and plant closure costs of $36 before tax ($24 after-tax or $0.38 per share) was recorded in 2001 related to reorganization activities within each of the Company's business segments.

     During the second quarter of 2001, $31 was recorded in connection with the Company's announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland. The $31 charge included severance and other employee-related costs of $19 for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 write-down of assets and $2 in other costs associated with the idling of the plant.

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

     All payments for severance and related costs and for other costs related to the reorganization and plant closure have been made as of December 31, 2002.

Note 3 -- Sale/Leaseback Transaction

     On December 27, 2001, the Company sold its research facility in Baltimore, Maryland to an unrelated party in a sale/leaseback transaction. Cash proceeds from the sale were $17. The pre-tax gain on the sale of $3 will be amortized to income over the term of the related leaseback. In conjunction with the sale, the Company entered into an operating lease with the buyer to lease the research facility for a 20-year term at an annual fee of approximately $2, which escalates at a rate of 2.5% per annum. Certain renewal options exist to extend the term in five-year intervals.

Note 4 -- Investment in Equistar

     On December 1, 1997, the Company and Lyondell Chemical Company ("Lyondell") completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its former ethylene, polyethylene, ethanol and related products business. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 4 -- Investment in Equistar - Continued

facility entered into by Equistar. The Company used the $750 received from Equistar to repay debt. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of the chemical subsidiary of Occidental Petroleum Corporation ("Occidental"). Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar was then owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from these transactions. On August 22, 2002, Occidental sold its 29.5% equity interest in Equistar to Lyondell. Equistar is now owned 70.5% by Lyondell and 29.5% by the Company.

     The Company has evaluated the carrying value of its investment in Equistar at December 31, 2002 using assumptions that anticipate a long-term holding value for the Equistar investment based upon anticipated future cash flows. Valuation of the Equistar investment under a current sale scenario could result in a different value. As described in "Equity Interest in Equistar" in Item 1 in this Annual Report, Occidental sold its 29.5% interest in Equistar to Lyondell. The value of this transaction was based on facts and circumstances significantly different from those surrounding the Company's interest in Equistar and therefore such value cannot be viewed to represent similar value for the Company's investment in Equistar. The carrying value of the Company's investment in Equistar at December 31, 2002 and 2001 was $563 and $677, respectively.

     Equistar is managed by a Partnership Governance Committee consisting of representatives of both partners. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of both partners. All decisions of Equistar's Governance Committee that do not require unanimity among the partners may be made by Lyondell's representatives alone.

     Certain of the Company's Selling, development and administrative ("S,D&A") costs are allocated to its investment in Equistar and are included in Equity in
(loss) earnings of Equistar on the Company's Consolidated Statements of Operations. S,D&A costs included therein were $7, $7, and $6 in 2002, 2001 and 2000, respectively.

     Because of the significance of the Company's interest in Equistar to the Company's total results of operations, the separate financial statements of Equistar are included in this Annual Report.

Note 5 -- European Receivables Securitization Program

     Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $61 outstanding at December 31, 2002, are removed from the Company's Consolidated Balance Sheet. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $9 at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at December 31, 2002 was 3 million euro. For the year ended December 31, 2002, cumulative gross proceeds from this securitization arrangement were $213. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2002, the aggregate loss on sale associated with this arrangement was $2. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 6 -- Supplemental Financial Information

                                                                2002      2001
                                                                ----      ----
Trade receivables
   Trade receivables ......................................   $   217   $   222
   Allowance for doubtful accounts ........................        (7)       (7)
                                                              -------   -------
                                                              $   210   $   215
                                                              =======   =======

Inventories
   Finished products ......................................   $   210   $   219
   In-process products ....................................        30        23
   Raw materials ..........................................       106       100
   Maintenance parts and supplies .........................        60        57
                                                              -------   -------
                                                              $   406   $   399
                                                              =======   =======

Property, plant and equipment
   Land and buildings .....................................   $   222   $   218
   Machinery and equipment ................................     1,401     1,291
   Construction-in-progress ...............................       111       121
                                                              -------   -------
                                                                1,734     1,630
                                                              -------   -------

   Accumulated depreciation and amortization ..............      (872)     (750)
                                                              -------   -------
                                                              $   862   $   880
                                                              =======   =======

Goodwill ..................................................   $   487   $   487
   Accumulated amortization ...............................      (106)     (106)
   Cumulative effect of accounting change .................      (275)       --
                                                              -------   -------
                                                              $   106   $   381
                                                              =======   =======

                                                              2002   2001   2000
                                                              ----   ----   ----
Amortization expense ......................................   $ --   $ 13   $ 13
                                                              ====   ====   ====

Rental expense on operating leases is as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
   Rental expense .........................................   $ 22   $ 19   $ 14
                                                              ====   ====   ====

Cash paid for interest and taxes:

                                                              2002   2001   2000
                                                              ----   ----   ----
   Interest (net of interest received).....................   $ 86   $ 81   $ 77
   Taxes (net of refunds)..................................     (1)     1    169

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes

                                                           2002      2001    2000
                                                           ----      ----    ----
Pretax (loss) income is generated from:
   United States...................................... .   $(155)   $(203)   $100
   Foreign.............................................       81       71      93
                                                          ------    -----    ----
                                                             (74)    (132)    193
                                                          ======    =====    ====
Income tax (benefit) provision is comprised of:
Federal
   Current.............................................   $  (19)   $ (12)  $  --
   Deferred............................................      (42)     (57)     38
   Tax benefit from previous years.....................      (58)     (42)     --
Foreign................................................       16       21      21
State and local........................................        2        1       3
                                                           -----    -----    ----
                                                            (101)     (89)     62
                                                           =====    =====    ====

     The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            2002     2001    2000
                                                            ----     ----    ----
Statutory federal income tax rate......................    (35.0)%  (35.0)%  35.0%
State and local income taxes, net of federal benefit...     (2.1)    (0.3)    1.1
Provision for nondeductible expenses, primarily
   goodwill amortization...............................       --      7.6     4.6
Foreign rate differential..............................    (21.7)   (12.2)   (6.9)
Tax benefit from previous years........................    (78.4)   (31.8)     --
Other..................................................      0.7      4.3    (1.7)
                                                          ------    -----    ----
Effective income tax rate..............................   (136.5)%  (67.4)%  32.1%
                                                          ======    =====    ====

     The Company recorded a benefit of $58 in 2002 and $42 in 2001 due to favorable developments related to items reserved for in prior years.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes - Continued

     Significant components of deferred taxes are as follows:

                                                                       2002   2001
                                                                       ----   ----
Deferred tax assets
   Environmental and legal obligations..............................   $ 28   $ 36
   Other postretirement benefits and pension........................     69     --
   Taxes related to potential disposal of Equistar..................     --    108
   Net operating loss carryforwards.................................    174    143
   Capital loss carryforwards.......................................      9      9
   AMT credits......................................................     97    105
   Other accruals...................................................     29     17
                                                                       ----   ----
                                                                        406    418
   Valuation allowance..............................................    (20)    (9)
                                                                       ----   ----
      Total deferred tax assets.....................................    386    409
                                                                       ----   ----

Deferred tax liabilities
   Excess of book over tax basis in property, plant and equipment...    106    126
   Other postretirement benefits and pension........................     --      6
   Taxes related to potential disposal of Equistar..................     --    184
   Reserve for income taxes.........................................    156     33
   Other............................................................     49     31
                                                                       ----   ----
      Total deferred tax liabilities................................    311    380
                                                                       ----   ----
          Net deferred tax assets...................................   $ 75   $ 29
                                                                       ----   ----

     As a result of the Company's assessment of its net deferred tax assets at December 31, 2002, based upon certain available tax planning strategies, the Company considers it more likely than not that $75 of its net deferred tax assets will be realized in the future and therefore, no valuation allowance was required for this portion of its net deferred tax assets at December 31, 2002. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made. The Company currently expects that if it continues to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized; and therefore, the Company's results would be adversely affected in those periods.

     At December 31, 2002 and 2001, certain subsidiaries of the Company had available US net operating loss carryforwards aggregating $288 and $223, respectively, and foreign net operating loss carryforwards aggregating $244 and $215, respectively, including $203 and $174, respectively, that were generated in the United Kingdom ("UK") and $41 and $41, respectively, that were generated in France. The net operating loss carryforwards generated in the UK do not expire but are subject to certain limitations on their use. The net operating loss carryforwards generated in France begin to expire at December 31, 2003 through December 31, 2007. The US net operating loss carryforwards begin to expire at December 31, 2021 through December 31, 2022. The majority of the capital loss carryforwards expired at December 31, 2001, with the remaining capital loss carryforward expiring at December 31, 2002 and 2006. The AMT credits have no expiration and can be carried forward indefinitely.

     The undistributed earnings of Millennium Chemicals Inc.'s foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on approximately $155 of such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes - Continued

     The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when certain operations of Hanson were included in the consolidated United States tax returns of the Company's subsidiaries. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon the results of future audits by various tax authorities and is not practicable to estimate.

     Certain of the income tax returns of the Company's domestic and foreign subsidiaries are currently under examination by the IRS, Inland Revenue and various foreign and state tax authorities. In many cases, these audits result in the examining tax authority issuing proposed assessments. In the United States, IRS audits for tax years prior to 1989 have been settled. The Company made payment of $151 of tax and interest to the IRS in 2000 to settle certain issues relating to the tax years 1986 through 1988. Additionally, the IRS has concluded its examinations of the Company's Federal income tax returns for 1989 through 1996 and during 2002, the Company negotiated a settlement with the IRS with respect to the audit issues relating to the Company's Federal income tax returns for the years 1989 through 1992. The Company has estimated the payment of tax and interest to be made to the IRS in 2003 under this settlement and has included such estimate in Income taxes payable. In connection with the 1993 through 1996 examination, the IRS has issued proposed assessments that challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS positions on certain issues are upheld after all the Company's administrative and legal options are exhausted, a material impact on the Company's earnings and cash flows could result. The IRS examination for the years subsequent to 1996 will commence in early 2003.

     Reserves for the resolution of probable tax assessments that are expected to result in the reduction of tax attributes recognized in deferred tax assets, rather than a cash payment to the taxing authorities, are included as a component of deferred tax liabilities. Other reserves for the resolution of probable tax assessments where cash payment is expected, but not within the next year, are included in Other liabilities.

Note 8 -- Long-Term Debt and Credit Arrangements

                                                                                              2002     2001
                                                                                             ------   ------
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 1.0%; or at
   LIBOR or NIBOR plus 2.0%, plus, in each case, a facility fee of .50%, to be paid
   quarterly..............................................................................   $   10   $   10
Term Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 2.0%; or at LIBOR
   or NIBOR plus 3.0%, to be paid quarterly...............................................       49      125
7% Senior Notes due 2006..................................................................      500      500
7.625% Senior Debentures due 2026.........................................................      249      249
9.25% Senior Notes due 2008...............................................................      377      275
Debt payable through 2011 at interest rates ranging from 0% to 9.5%.......................       26       24
Other.....................................................................................       13       --
Less current maturities of long-term debt.................................................      (12)     (11)
                                                                                             ------   ------
                                                                                             $1,212   $1,172
                                                                                             ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

     In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"). The gross proceeds of the offering were used to repay all outstanding borrowings at that time under the Company's Revolving Loans and to repay $65 outstanding under the Term Loans. During 2001, the Company refinanced $425 of borrowings and paid refinancing expenses of $11 with the combined proceeds of a new five-year credit agreement (the "Credit Agreement"), which provided a $175 revolving credit facility and $125 in term loans, and the issuance of $275 aggregate principal amount of 9.25% Senior Notes by Millennium America. The Company and Millennium America guarantee the obligations under the Credit Agreement.

     The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of December 31, 2002, $11 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined. The margins set forth in the table above are the margins at the end of the fourth quarter and through the date hereof. The weighted-average interest rate for borrowings under the Company's Revolving Loans, excluding facility fees, was 3.9%, 5.4% and 6.7% for 2002, 2001 and 2000, respectively. The weighted average interest rate for borrowings under the Term Loans was 4.9% for 2002 and 6.4% for 2001.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001 and again in the second quarter of 2002. This second amendment was conditioned upon consummation of the offering of $100 additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. Under the covenants now in effect, the Company is required to maintain a Leverage Ratio of no more than 7.25 to 1.00 for the fourth quarter of 2002; 5.75 to 1.00 for the first quarter of 2003; 4.75 to 1.00 for the second quarter of 2003; 4.50 to 1.00 for the third and fourth quarters of 2003; and 4.00 to 1.00 for January 1, 2004 and thereafter; and an Interest Coverage Ratio of no less than 1.90 to 1.00 for the fourth quarter of 2002; 2.25 to 1.00 for the first quarter of 2003; 2.50 to 1.00 for the second, third and fourth quarters of 2003; and 3.00 to 1.00 for January 1, 2004 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     The Company was in compliance with all covenants under the Credit Agreement at December 31, 2002. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company currently expects that it will be in compliance with these covenants at March 31, 2003. However, the

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

Company believes that it will not be in compliance with certain of these financial covenants at June 30, 2003, unless economic and business conditions improve significantly in the second quarter of 2003. Accordingly, the Company is seeking a waiver or amendment to the Credit Agreement, which it expects to obtain by June 30, 2003.

     The Company had $21 outstanding ($10 of outstanding borrowings and outstanding letters of credit of $11) under the Revolving Loans and, accordingly, had $154 of unused availability under such facility at December 31, 2002. In addition, the Company had $49 outstanding under the Term Loans at December 31, 2002. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $12 at December 31, 2002. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $44 at December 31, 2002.

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and,
(iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2002, any reduction in CNTA below approximately $1,500 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at December 31, 2002.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and, (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and
(iii) 50% of any cash distributions received from Equistar. As of the filing of this Annual Report of Form 10-K, after taking into consideration the $9 dividend declared in the first quarter of 2003, the amount of the restricted payments basket is expected to be $41. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15,
2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The Company is currently rated BB+ by S&P and Ba1 by Moody's. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. The Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

of these instruments. Based on the current market value of these instruments, the Company would not be required to place any funds on deposit with the counterparty to these transactions. Furthermore, the Company will also provide a $2.5 letter of credit in accordance with a real estate lease. Obtaining this letter of credit will result in an equal reduction of availability under the revolving credit portion of the Credit Agreement.

     At December 31, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

     Millennium America, a wholly owned indirect subsidiary of the Company, had an indemnity agreement with Equistar pursuant to which Millennium America could have been required under certain circumstances to contribute to Equistar up to $750. This indemnity terminated upon the closing of the purchase by Lyondell of Occidental's interest in Equistar.

     The Company had outstanding Notes payable of $4 as of each of December 31, 2002 and 2001, bearing interest at an average rate of approximately 19.1% and 17.3% in 2002 and 2001, respectively, with maturity of 30 days or less. At December 31, 2002, the Company had outstanding standby letters of credit amounting to $23 and had unused availability under short-term uncommitted lines of credit and the Credit Agreement of $198.

     The maturities of Long-term debt during the next five years and thereafter are as follows:

2003................................................   $   12
2004................................................        6
2005................................................       26
2006................................................      534
2007................................................        4
Thereafter..........................................      629
Non-cash components of long-term debt...............       13
                                                       ------
                                                       $1,224
                                                       ======

Note 9 -- Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's financial statements.

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

     Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of December 31, 2002 these contracts had expiration dates within the next twelve months. The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 9 -- Derivative Instruments and Hedging Activities - Continued

recorded in current earnings. Net amounts included in S,D&A expense, which offset similar amounts from foreign currency denominated trade receivables and payables, also included in S,D&A expense, were a gain of $2 in 2002 and were not significant in 2001.

     In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. During 2002 and 2001, net gains of $4 and net losses of $4, respectively, on forward exchange contracts designated as cash flow hedges were reclassified to earnings to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2002 and 2001. No forward exchange contract cash flow hedges were discontinued during 2002 and 2001. The Company estimates that approximately $1 (less than $1 after-tax) of net derivative losses on foreign currency cash flow hedges included in OCI at December 31, 2002 will be reclassified to earnings during the next twelve months.

     Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements to manage the volatility related to anticipated purchases of natural gas with various terms. As of December 31, 2002, these swaps had expiration dates no later than January 2004. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During 2002 and 2001, net losses on commodity swaps designated as cash flow hedges of $6 and $5, respectively, were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2002 and 2001. No commodity swap cash flow hedges were discontinued in 2002 and 2001. The Company estimates that approximately $1 ($1 after-tax) of net losses on commodity swaps included in OCI at December 31, 2002 will be reclassified to earnings during the next twelve months. In addition, the Company uses commodity swap agreements to manage the volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives have not been designated as hedges for accounting purposes. Net gains of $1 were included in Cost of products sold in 2002. As of December 31, 2002, these swaps had expiration dates no later than January 2003.

     Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At December 31, 2002, the Company had outstanding interest rate swap agreements with a notional amount of $200, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $4 at December 31, 2002 resulting in an increase to long-term debt carrying value and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. In addition, at December 31, 2002, the Company had outstanding an interest rate swap agreement with a notional amount of $50, which is designated as a cash flow hedge of outstanding variable rate debt. The fair value of this interest rate swap agreement was not significant at December 31, 2002. Hedge ineffectiveness had no significant impact on earnings for 2002 and 2001. In July 2002, the Company terminated all of the interest rate swap agreements that were in effect at that time. Proceeds received upon termination were approximately $12. Gains deferred on these interest rate swaps of approximately $10 result in an increase to long-term debt carrying value and will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged. The amount of these deferred gains recognized as a reduction of Interest expense during the year ended December 31, 2002 was approximately $1.

     During the year 2001, the Company had entered into interest-rate swap agreements to convert $200 of its fixed-rate debt into variable-rate debt. These derivatives did not qualify for hedge accounting because the maturity of the swaps was less than the maturity of the hedged debt. Accordingly, changes in the fair value of such agreements was recognized as a reduction or increase in Interest expense. The swap agreements were terminated in 2001 and realized gains of $5 were recorded as a reduction of Interest expense for 2001.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 10 -- Fair Value of Non-Derivative Financial Instruments

     The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value, due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:

                                                              2002               2001
                                                       ----------------   ----------------
                                                       Carrying   Fair    Carrying   Fair
                                                         Value    Value     Value    Value
                                                       --------   -----   --------   -----
Amount outstanding under Revolving Loans............     $ 10     $ 10      $ 10     $ 10
Term Loans..........................................       49       49       125      125
7.00% Senior Notes..................................      500      480       500      469
7.625% Senior Debentures............................      249      208       249      194
9.25% Senior Notes..................................      377      392       275      283

     In addition, the Company has various contractual obligations to purchase raw materials, utilities and services used in the production and distribution of its products, including but not limited to: titanium ores for TiO[u]2, CST for fragrance chemicals, syngas for methanol, carbon monoxide for acetic acid and ethylene for VAM. (See Note 15 -- Commitments and Contingencies, below.) Such commitments are generally at market prices, formula prices based primarily on costs of raw materials, or at fixed prices but subject to escalation for inflation. Accordingly, the fair value of such obligations approximates their contractual value.

Note 11 -- Pension and Other Postretirement Benefits

     Domestic Benefit Plans: The Company has non-contributory defined benefit pension plans and other postretirement benefit plans that cover substantially all of its United States employees. The benefits for the pension plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. The pension plans' assets are held in a master asset trust and are managed by independent portfolio managers. Such assets include the Company's Common Stock, which account for less than 1% of master trust assets at December 31, 2002 and 2001.

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

     The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2002, and a statement of the funded status as of December 31 for both years:

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in million, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

                                                                                 Other
                                                                             Postretirement
                                                          Pension Benefits      Benefits
                                                          ----------------   --------------
                                                            2002    2001      2002   2001
                                                            -----   ----     -----   -----
Reconciliation of benefit obligation
   Projected benefit obligation at beginning of year...     $ 758   $760     $  80   $  97
   Service cost, including interest ...................        13     12        --      --
   Interest in PBO ....................................        51     53         6       6
   Benefit payments ...................................       (78)   (84)      (12)    (12)
   Curtailments .......................................        --      1        --      --
   Net experience loss (gain) .........................        42     15        15      (7)
   Amendments .........................................        11      4       (13)     (4)
   Translation and other adjustments ..................        21     (3)       --      --
                                                            -----   ----     -----   -----
      Projected benefit obligation at end of year .....     $ 818   $758     $  76   $  80
                                                            -----   ----     -----   -----
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year .....     $ 778   $895     $  --   $  --
   Return on plan assets ..............................       (91)   (36)       --      --
   Employer contributions .............................         9      8        12      12
   Benefit payments ...................................       (78)   (84)      (12)    (12)
   Translation and other adjustments ..................        11     (5)       --      --
                                                            -----   ----     -----   -----
      Fair value of plan assets at end of year ........     $ 629   $778     $  --   $  --
                                                            -----   ----     -----   -----
Funded status
   Funded status at December 31 .......................     $(189)  $ 20     $ (76)  $ (80)
   Unrecognized net asset .............................        (3)    (4)       --      --
   Unrecognized prior service cost ....................        19      8       (23)    (14)
   Unrecognized loss (gain) ...........................       353    146       (17)    (32)
                                                            -----   ----     -----   -----
      Net prepaid (accrued) benefit cost ..............       180    170      (116)   (126)
      Additional minimum liabilities ..................      (258)   (11)       --      --
      Intangible asset ................................        16      3        --      --
                                                            -----   ----     -----   -----
      Net (accrued) prepaid benefit cost ..............     $ (62)  $162     $(116)  $(126)
                                                            -----   ----     -----   -----

     As of December 31, 2002, the net accrued benefit cost for pension benefits is comprised of the following:

                                                                           2002
                                                                           ----

Prepaid benefit cost....................................................   $ 20
Intangible asset........................................................     16
Accrued benefit cost....................................................    (98)
                                                                           ----

Net accrued benefit cost................................................   $(62)
                                                                           ====

     The net accrued benefit cost of $62 at December 31, 2002 is included in Other liabilities in the Consolidated Balance Sheet. An equity charge of $166 ($235 pre-tax) was required at December 31, 2002 to record additional minimum liabilities associated with certain of the Company's defined benefit pension plans and is included in Cumulative other comprehensive loss at December 31, 2002.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in million, except share data)

Note 11-- Pension and Other Postretirement Benefits - Continued

     At December 31, 2001, Other assets includes an intangible asset of $3 and Cumulative other comprehensive loss includes $4 to record additional minimum liabilities associated with certain of the Company's defined benefit pension plans.

     Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                     2002   2001
                                                                     ----   ----
Projected benefit obligation......................................   $805   $143
Fair value of assets..............................................    604    109

     Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                     2002   2001
                                                                     ----   ----
Accumulated benefit obligation....................................   $698   $ 45
Fair value of assets..............................................    604     29

     The following table provides the components of net periodic benefit cost:

                                                                                Other
                                                                            Postretirement
                                                     Pension Benefits          Benefits
                                                   --------------------   ------------------
                                                   2002   2001    2000    2002   2001   2000
                                                   ----   -----   -----   ----   ----   ----
Net periodic benefit cost
   Service cost, including interest ............   $ 12    $ 12    $ 12    $--    $--    $--
   Interest on PBO .............................     50      53      54      6      6      8
   Return on plan assets .......................    (75)    (76)    (78)    --     --     --
   Amortization of unrecognized net loss .......      1      --       2     (2)    (2)    (2)
   Amortization of prior service cost ..........      1       1       1     (2)    (1)    (1)
   Net effect of curtailments and settlements...      2       2      --     --     (1)    --
                                                   ----    ----    ----    ---    ---    ---
   Net periodic benefit cost ...................     (9)     (8)     (9)     2      2      5
   Defined contribution plans ..................      4       4       4     --     --     --
                                                   ----    ----    ----    ---    ---    ---
   Net periodic benefit cost ...................   $ (5)   $ (4)   $ (5)   $ 2    $ 2    $ 5
                                                   ====    ====    ====    ===    ===    ===

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in million, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                               Other
                                                           Postretirement
                                     Pension Benefits         Benefits
                                    ------------------   ------------------
                                    2002   2001   2000   2002   2001   2000
                                    ----   ----   ----   ----   ----   ----
Weighted average assumptions
   as of December 31
      Discount rate .............   6.35%  7.27%  7.38%  6.50%  7.50%  7.50%
      Expected return on plan
         assets .................   8.34%  8.87%  8.86%    --     --     --
      Rate of compensation
         increase ...............   3.52%  4.23%  4.30%    --     --     --

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2002 was 9.0% for 2003, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed health care cost trend rates would affect service and interest components of postretirement health care benefit costs by less than $1 in each of the years ended December 31, 2002 and 2001. The effect on the accumulated postretirement benefit obligation would be $4 at each of December 31, 2002 and 2001.

Note 12 -- Stock-Based Compensation Plans

     Omnibus Incentive Compensation Plan: The Company's 2001 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") was designed to optimize the profitability and growth of the Company through annual and long-term incentives that are consistent with the Company's goals and to link the personal interests of the participants to those of the Company's shareholders and was ratified by the Company's shareholders in 2001. Since January 1, 2001, awards under the Company's Long Term Incentive Plan and Executive Long Term Incentive Plan described below have been granted under the Omnibus Incentive Plan.

     The Omnibus Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; (v) performance shares; (vi) stock awards; and (vii) cash-based awards. Awards can be granted to employees and non-employee directors. At December 31, 2002, 1,588,000 of the maximum 3,200,000 shares of Common Stock originally reserved for delivery to participants under the Omnibus Incentive Plan were available to be granted as awards under the plan.

     Stock Options Awards Under the Omnibus Incentive Plan: The Compensation Committee of the Board of Directors determines the vesting schedule and expiration date of all options granted under the Omnibus Incentive Plan, except that options expire no later than ten years from the date of grant. Stock options are to be granted at exercise prices no less than the market price of the Company's Common Stock on the date of grant. All grants under the Omnibus Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

     A limited number of executive officers and key employees of the Company were awarded an aggregate of 957,000 and 655,000 non-qualified stock options in January 2002 and May 2001, respectively. The stock option awards vest in three equal annual installments commencing on the first anniversary of the date of grant, and expire ten years from the date of grant. No other stock option awards were granted under the Omnibus Incentive Plan as of December 31, 2002 and 2001, respectively. No compensation expense was recognized for such equity-related awards under this plan in 2002 or 2001.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in million, except share data)

Note 12 -- Stock-Based Compensation Plans - Continued

     Long Term Incentive Plan: The Company has a Long Term Incentive Plan for certain management employees. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Long Term Incentive Plan. The plan provides for awards of Common Stock to be granted if annual Economic Value Added ("EVA'r'") targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust has been established to hold shares of Common Stock to fund this obligation. At December 31, 2002, 46,947 shares have been purchased at a total cost of $1 and are held in this trust. Compensation expense was $1 in 2002 and was not significant in 2001 and 2000.

     Executive Long Term Incentive Plan: In 2000, the Company established an Executive Long Term Incentive Plan for its senior executives. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Executive Long Term Incentive Plan. One half of the award granted to each executive provides for Common Stock to be granted if annual EVA'r' targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust has been established to hold shares of Common Stock to fund this obligation. At December 31, 2002, 220,722 shares have been purchased at a total cost of $4 and are held in this trust. The remaining half of the award is based on the total shareholder return on the Common Stock compared to total shareholder return on the common stock of the Company's peer group (companies in the Standard & Poor's Chemical Composite Index) over a three-year period, in each case including reinvested dividends. This award will be paid in cash. Compensation expense was $1 in 2002 and was $3 in each of 2001 and 2000.

     Stock Incentive Plan: The Company's Stock Incentive Plan was designed to enhance the profitability and value of the Company for the benefit of its shareholders and was ratified by the Company's shareholders in 1997.

     The Stock Incentive Plan provides for the following types of awards to employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; and, (v) performance shares. At December 31, 2002, 1,398,872 of the maximum 3,909,000 shares of Common Stock originally reserved for delivery to participants under the Stock Incentive Plan were available to be granted as awards under the plan.

     Restricted Share Awards Under the Stock Incentive Plan: The vesting schedule for granted restricted share awards was as follows: (i) three equal tranches aggregating 25% of the total award vesting in each of October 1999, 2000 and 2001; and, (ii) three equal tranches aggregating 75% of the total award subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. Half of the earned portion of a tranche relating to a particular performance-based cycle of the award vested immediately and the remainder vests in five equal annual installments commencing on the first anniversary of the end of the cycle.

     Unearned and/or unvested restricted shares, based on the market value of the shares at each balance sheet date, are included as a separate component of Shareholders' equity and amortized over the restricted period. Income recognized in 2002 was not significant. Income of $2 and $6 was recognized for the years ended December 31, 2001 and 2000, respectively.

     Stock Option Awards Under the Stock Incentive Plan: Stock options granted under the Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All stock options have been granted at exercise prices equal to the market price of the Company's Common Stock on the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

     A summary of changes in all of the awards of restricted stock and stock options under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Stock Based Compensation Plans - Continued

                                                     Weighted-                   Weighted-
                                       Restricted     Average       Stock         Average
                                         Shares     Grant Price    Options    Exercise Price
                                       ----------   -----------   ---------   --------------
Balance at December 31, 1999........   2,212,224       $23.71       538,000       $21.75
   Vested and issued................    (460,914)      $23.70        (5,000)      $19.00
   Cancelled........................    (172,495)      $23.75       (40,000)      $21.24
   Granted..........................          --           --       117,000       $19.07
                                       ---------                  ---------
Balance at December 31, 2000........   1,578,815       $23.73       610,000       $21.31
   Vested and issued................    (298,065)      $23.81            --           --
   Cancelled........................    (641,427)      $23.39       (57,000)      $21.33
   Granted..........................          --           --       748,000       $16.83
                                       ---------                  ---------
Balance at December 31, 2001........     639,323       $23.69     1,301,000       $18.73
   Vested and issued................     (63,447)      $24.22            --           --
   Cancelled........................    (509,502)      $23.94      (103,000)      $20.67
   Granted..........................          --           --       999,000       $12.33
                                       ---------                  ---------
Balance at December 31, 2002........      66,374       $21.19     2,197,000       $15.73
                                       =========                  =========

     A summary of the Company's stock options as of December 31, 2002 is as follows:

                                     Options Outstanding                     Options Exercisable
                  ---------------------------------------------------   --------------------------
   Range of                     Weighted average     Weighted average             Weighted average
exercise price     Shares     remaining life (yrs)    exercise price    Shares     exercise price
---------------   ---------   --------------------   ----------------   -------   ----------------
$12.24 - $16.00   1,044,000            9.0                $12.48             --            --
$16.01 - $20.00     981,000            7.6                $17.49        252,000        $19.35
$20.01 - $24.00     110,000            6.1                $22.27         54,000        $23.33
$24.01 - $28.00      32,000            6.4                $27.38         32,000        $27.38
$28.01 - $34.88      30,000            5.4                $34.88         30,000        $34.88
                  ---------                                             -------
$12.24 - $34.88   2,197,000            8.2                $15.73        368,000        $21.90
                  =========                                             =======

     The weighted average fair value of stock options at grant date was $4.04 per share, $3.16 per share and $9.00 per share for 2002, 2001 and 2000, respectively, using a Black-Scholes model with the following assumptions: expected dividend yield of 5%, 4% and 2% for 2002, 2001 and 2000, respectively; risk-free interest rate of 5% in 2002, 5% in 2001 and 6% in 2000; an expected life of 10 years; and, an expected volatility of 62%, 39% and 60% for 2002, 2001 and 2000, respectively.

     Salary and Bonus Deferral Plan: The Company has a deferred compensation plan under which officers and certain management employees have deferred a portion of their compensation on a pre-tax basis in the form of Common Stock. A rabbi trust (the "Trust") has been established to hold shares of Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders' equity. At December 31, 2002, 440,566 shares have been purchased at a total cost of $9 and are held in the Trust.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 13 -- Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company's share of Equistar's Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

                                            Foreign      Unrealized               Equity in Other     Cumulative
                                           Currency      Losses on     Minimum     Comprehensive        Other
                                          Translation    Derivative    Pension        Loss of       Comprehensive
                                          Adjustments   Instruments   Liability      Equistar            Loss
                                         ------------   -----------   ---------   ---------------   -------------
Balance, December 31, 1999............      $ (61)          $--         $  --           $ --            $ (61)
   2000 Change........................        (46)           --            --             --              (46)
                                            -----           ---         -----           ----            -----
Balance, December 31, 2000............       (107)           --            --             --             (107)
   2001 Change........................        (19)           (6)           (4)            --              (29)
                                            -----           ---         -----           ----            -----
Balance, December 31, 2001............       (126)           (6)           (4)            --             (136)
   2002 Change........................         27             5          (166)           (11)            (145)
                                            -----           ---         -----           ----            -----
Balance, December 31, 2002............      $ (99)          $(1)        $(170)          $(11)           $(281)
                                            =====           ===         =====           ====            =====

Note 14 -- Related Party Transactions

     One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility up to a maximum of 330 million pounds per year. The initial term of the contract was through December 1, 2000 and automatically renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. The subsidiary incurred charges of $43, $53 and $90 in 2002, 2001 and 2000, respectively, under this contract.

     One of the Company's subsidiaries sells VAM to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, and Clinton and Morris, Illinois, plants, estimated to be 48 to 55 million pounds per year, up to a maximum of 60 million pounds per year (the "Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract was through December 31, 2000 and renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. During the years ended December 31, 2002, 2001 and 2000, sales to Equistar were $10, $14 and $16, respectively.

     One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, steam, administrative office space, and health, safety and environmental services. The subsidiary incurred charges of $9, $17 and $23 in 2002, 2001 and 2000, respectively, for such services. In addition, the subsidiary charged Equistar $15, $18 and $13 in 2002, 2001 and 2000, respectively, for electricity and miscellaneous shared services.

Note 15 -- Commitments and Contingencies

     Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

80 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is also one of a number of defendants in one inactive premises-based asbestos case where the court placed the claim on a formal registry for dormant claims, and for which no defense costs are being incurred. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Various other Company subsidiaries and alleged former subsidiaries are among a number of defendants in 50 active premises-based asbestos cases. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. In addition, the Company may be subject to potential unknown liabilities associated with its present and former operations, including environmental liabilities, arising from the operations of its predecessors and prior owners or operators of its sites or operations for which it may be responsible.

     Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance. Legal proceedings relating to lead pigment or paint are in various procedural stages or pre-trial, post-trial and post-dismissal settings.

     There are eight pending legal proceedings relating to lead pigment or paint in various pre-trial stages. One proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a "public nuisance." On March 20, 2003, the court denied the motions for judgment as a matter of law filed by both sides during and after the trial. The State of Rhode Island may seek a new trial.

     There are four pending legal proceedings relating to lead pigment or paint that were dismissed after summary judgment was granted by the court in favor of the defendants, but are now pending appeal. There are four legal proceedings relating to lead pigment or paint which have been voluntarily dismissed by the plaintiffs. There is also one legal proceeding relating to lead pigment or paint that was dismissed after summary judgment was granted by the court in favor of the defendants, but which has not been appealed. There are four legal proceedings relating to lead pigment or paint that were abated under the laws of the State of Texas pending the resolution of an appeal in another legal proceeding involving lead pigment or paint where summary judgment was granted by the court in favor of one defendant. During the abatement period, expected to last one to two years, no defense costs will be incurred for the abated legal proceedings. Finally, there are nine legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies.

     The Company's defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. As a result of insurance coverage litigation initiated by the Company, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court's decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

     In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of the two cases discussed below, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Since the Company's defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties' indemnification claims have not been ruled on by a court.

     A current subsidiary and an alleged predecessor company are parties to the only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business referred to above. In the first of these cases, The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989, the New York City Housing Authority brought an action relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to two housing projects. The other remaining case, Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, includes five minors as plaintiffs. Dispositive motions were filed in that case in late 2002 and have yet to be ruled on by the court.

     The Company believes that it has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. There can be no assurance that additional lead-based paint and lead pigment litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. While an outcome such as that reached in the Rhode Island proceeding may have a positive effect on the lead-based paint and lead pigment litigation against the Company, its subsidiaries and other defendants by reducing the number and nature of future claims and proceedings, other adverse court rulings or determinations of liability, among other factors, could encourage an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, the Company has not accrued any liabilities for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, "Environmental Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company's operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Commission on Environmental Quality (the "TCEQ") submitted a plan to the United States Environmental Protection Agency ("EPA") requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide ("NOx") emissions requiring increased capital investment by Equistar of between $200 and $260 before the 2007 regulatory deadline, as well as create higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. In January 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit in State District Court in Travis County, Texas seeking adoption of an alternative plan for air quality improvement. In response to the lawsuit, the TCEQ conducted an accelerated scientific review during 2001 and 2002. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds ("HRVOCs"), such as ethylene, propylene, butadiene and butanes. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, and could result in higher annual operating costs. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

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

     Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $25 thousand and $26.7. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $67 and $95 and has accrued $71 as of December 31, 2002. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

     On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit against Millennium Inorganic Chemicals Inc., a wholly owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

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

     Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO[u]2 and certain other agreements to purchase raw materials, utilities and services with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments at December 31, 2002 (at current exchange rates, where applicable) is as follows:

                                       Ore    Other    Total
                                      ----   ------   ------
2003...............................   $195   $  132   $  327
2004...............................    143       95      238
2005...............................    167       81      248
2006...............................     42       80      122
2007...............................     --       78       78
Thereafter.........................     --      654      654
                                      ----   ------   ------
     Total.........................   $547   $1,120   $1,667
                                      ====   ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

     One of the Company's subsidiaries has entered into an agreement with DuPont to toll acetic acid through DuPont's VAM plant, thereby acquiring all of the VAM production at such plant not utilized by DuPont. The tolling fee is based on the market price of ethylene, plus a processing charge. The term of the contract is from January 1, 2001 through December 31, 2006, and thereafter from year-to-year. The total commitment over the remaining term of the contract is expected to be $247.

     Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2002, are as follows:


2003..........................   $ 21
2004..........................     17
2005..........................     14
2006..........................     11
2007..........................     10
Thereafter....................     88
                                 ----
                                 $161
                                 ====

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

     See Note 7 for additional information regarding income tax contingencies.

Note 16 -- Operations by Business Segment and Geographic Area

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, consisting primarily of employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The accounting policies of the segments are the same as those described in Note 1.

     Most of the Company's foreign operations are conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between the Company's operations are made on terms similar to those of its third-party distributors.

     Income and expense not allocated to business segments in computing operating income include interest income and expense, other income and expense and equity in earnings (loss) of Equistar.

     Export sales from the United States for the years ended December 31, 2002, 2001 and 2000 were approximately $254, $245 and $201, respectively.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

     The following is a summary of the Company's operations by business segment:

                                                       2002     2001     2000
                                                      ------   ------   ------
Net sales
   Titanium Dioxide and Related Products ..........   $1,129   $1,145   $1,355
   Acetyls ........................................      334      355      337
   Specialty Chemicals ............................       91       90      101
                                                      ------   ------   ------
      Total .......................................   $1,554   $1,590   $1,793
                                                      ======   ======   ======
Operating income (loss)
   Titanium Dioxide and Related Products ..........   $   63   $   42   $  148
   Acetyls ........................................       15      (19)      48
   Specialty Chemicals ............................        6       11       20
   Other ..........................................        9        5        1
                                                      ------   ------   ------
      Total .......................................   $   93   $   39   $  217
                                                      ======   ======   ======
Depreciation and amortization
   Titanium Dioxide and Related Products ..........   $   83   $   81   $   85
   Acetyls ........................................       11       21       20
   Specialty Chemicals ............................        8        8        8
                                                      ------   ------   ------
      Total .......................................   $  102   $  110   $  113
                                                      ======   ======   ======
Capital expenditures
   Titanium Dioxide and Related Products ..........   $   61   $   82   $   96
   Acetyls ........................................        1        6        7
   Specialty Chemicals ............................        9        3        7
   Other ..........................................       --        6       --
                                                      ------   ------   ------
      Total .......................................   $   71   $   97   $  110
                                                      ======   ======   ======
Identifiable assets
   Titanium Dioxide and Related Products ..........   $1,407   $1,387
   Acetyls ........................................      290      564
   Specialty Chemicals ............................       99       96
   Other (1) ......................................      671      943
                                                      ------   ------
      Total .......................................   $2,467   $2,990
                                                      ======   ======

----------
(1) Other assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.

                                                           December 31,
                                                           ------------
                                                           2002    2001
                                                           ----    ----
Goodwill
   Titanium Dioxide and Related Products ...............   $ 58    $ 58
   Acetyls .............................................     48     323
                                                           ----    ----
      Total ............................................   $106    $381
                                                           ====    ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

     The following is a summary of the Company's operations by geographic region:

                                                      2002     2001     2000
                                                     ------   ------   ------
Net sales
   United States .................................   $  923   $  983   $1,077
                                                     ------   ------   ------
   Non-United States
      United Kingdom .............................      404      364      428
      France .....................................      183      179      205
      Asia/Pacific ...............................      178      160      183
      Brazil .....................................      103      113      148
                                                     ------   ------   ------
                                                        868      816      964
                                                     ------   ------   ------
   Inter-area elimination ........................     (237)    (209)    (248)
                                                     ------   ------   ------
      Total ......................................   $1,554   $1,590   $1,793
                                                     ======   ======   ======

Operating income (loss)
   United States .................................   $   19   $  (25)  $  144
                                                     ------   ------   ------
   Non-United States
      United Kingdom .............................        5       (7)      10
      France .....................................      (11)      (8)      15
      Asia/Pacific ...............................       54       51       55
      Brazil .....................................       23       30       21
                                                     ------   ------   ------
                                                         71       66      101
                                                     ------   ------   ------
   Inter-area elimination ........................        3       (2)     (28)
                                                     ------   ------   ------
      Total ......................................   $   93   $   39   $  217
                                                     ======   ======   ======

Identifiable assets
   United States .................................   $1,597   $2,154
                                                     ------   ------
   Non-United States
      United Kingdom .............................      346      363
      France .....................................      260      216
      Asia/Pacific ...............................      137      114
      Brazil .....................................      116      134
      All Other ..................................       11        9
                                                     ------   ------
                                                        870      836
                                                     ------   ------
      Total ......................................   $2,467   $2,990
                                                     ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 17 -- Quarterly Financial Data (unaudited)

                                                           1st Qtr.    2nd Qtr.    3rd Qtr.   4th Qtr.
                                                           --------    --------    --------   --------
2002
----
Net sales...............................................   $  351      $  405       $  411     $ 387
Operating income........................................       10          24(1)        33        26(2)
Net (loss) income before cumulative effect of
   accounting change....................................      (32)          2(1)         6        45(3)
Cumulative effect of accounting change..................     (305)         --           --        --
                                                           ------      ------       ------     -----
Net (loss) income after cumulative effect of accounting
   change...............................................     (337)          2(1)         6        45(3)
                                                           ======      ======       ======     =====
Basic (loss) earnings per share before cumulative
   effect of accounting change..........................    (0.50)       0.02(1)      0.10      0.71(3)
Cumulative effect of accounting change..................    (4.80)         --           --        --
                                                           ------      ------       ------     -----
Basic (loss) earnings per share after cumulative effect
   of accounting change.................................    (5.30)       0.02(1)      0.10      0.71(3)
                                                           ======      ======       ======     =====
Diluted (loss) earnings per share before cumulative
   effect of accounting change..........................    (0.50)       0.02(1)      0.10      0.70(3)
Cumulative effect of accounting change..................    (4.77)         --           --        --
                                                           ------      ------       ------     -----
Diluted (loss) earnings per share after cumulative
   effect of accounting change..........................    (5.27)       0.02(1)      0.10      0.70(3)
                                                           ======      ======       ======     =====
2001
----
Net sales...............................................   $  444      $  419       $  393     $ 334
Operating income (loss).................................       25 (4)      (2)(6)       19        (3)
Net (loss) income.......................................      (16)(5)     (23)(6)      (14)        6(7)
Basic (loss) earnings per share.........................    (0.24)(5)   (0.37)(6)    (0.24)     0.10(7)
Diluted (loss) earnings per share.......................    (0.24)(5)   (0.37)(6)    (0.24)     0.10(7)

----------
(1) Includes a benefit of $5 ($3 after-tax or $0.05 per share) from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(2) Includes a benefit of $1 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(3) Includes a benefit of $1 after-tax or $0.01 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years and a benefit of $58 or $0.91 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(4)  Includes $5 in reorganization and plant closure charges.

(5) Includes $4 after-tax or $0.07 per share in reorganization and plant closure charges, and an additional $4 or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.

(6) Includes $31 ($20 after-tax or $0.31 per share) in reorganization and plant closure charges.

(7) Includes a benefit of $42 or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 - Supplemental Financial Information

     Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2002 and 2001, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2002, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders' equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 - Supplemental Financial Information - Continued

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2002 and 2001

                                           Millennium    Millennium                                   Millennium
                                            America      Chemicals                                  Chemicals Inc.
                                              Inc.          Inc.      Non-Guarantor                      and
                                            (Issuer)    (Guarantor)    Subsidiaries   Eliminations   Subsidiaries
                                           ----------   -----------   -------------   ------------  --------------

2002
               ASSETS
Inventories ............................     $   --         $ --         $  406         $    --         $  406
Other current assets ...................         10           --            403              --            413
Property, plant and equipment, net .....         --           --            862              --            862
Investment in Equistar .................         --           --            563              --            563
Investment in subsidiaries .............        764          569             --          (1,333)            --
Other assets ...........................         15           --            102              --            117
Goodwill ...............................         --           --            106              --            106
Due from parent and
   affiliates ..........................        638           --             --            (638)            --
                                             ------        ------        ------         -------         ------
   Total assets ........................     $1,427         $569         $2,442         $(1,971)        $2,467
                                             ======        ======        ======         =======         ======
         LIABILITIES AND
       SHAREHOLDERS' EQUITY
Current maturities of long-term debt ...     $    3         $ --         $    9         $    --         $   12
Other current liabilities ..............          8           --            442              --            450
Long-term debt .........................      1,196           --             16              --          1,212
Other liabilities ......................         --           --            335              --            335
Due to parent and affiliates ...........         --          130            508            (638)            --
                                             ------         ----         ------         -------         ------
   Total liabilities ...................      1,207          130          1,310            (638)         2,009
Minority interest ......................         --           --             19              --             19
Shareholders' equity ...................        220          439          1,113          (1,333)           439
                                             ------        ------        ------         -------         ------
   Total liabilities and
      shareholders' equity .............     $1,427         $569         $2,442         $(1,971)        $2,467
                                             ======        ======        ======         =======         ======
2001
               ASSETS
Inventories ............................     $   --         $ --         $  399         $    --         $  399
Other current assets ...................          6           --            384              --            390
Property, plant and equipment, net .....         --           --            880              --            880
Investment in Equistar .................         --           --            677              --            677
Investment in subsidiaries .............      1,064          987             --          (2,051)            --
Other assets ...........................         13           --            250              --            263
Goodwill ...............................         --           --            381              --            381
Due from parent and affiliates .........        590           --             --            (590)            --
                                             ------        ------        ------         -------         ------
   Total assets ........................     $1,673         $987         $2,971         $(2,641)        $2,990
                                             ======        ======        ======         =======         ======
         LIABILITIES AND
       SHAREHOLDERS' EQUITY
Current maturities of long-term debt ...     $    3         $ --         $    8         $    --         $   11
Other current liabilities ..............          8           --            364              --            372
Long-term debt .........................      1,156           --             16              --          1,172
Other liabilities ......................         --            1            516              --            517
Due to parent and affiliates ...........         --           89            501            (590)            --
                                             ------        ------        ------         -------         ------
   Total liabilities ...................      1,167           90          1,405            (590)         2,072
Minority interest ......................         --           --             21              --             21
Shareholders' equity ...................        506          897          1,545          (2,051)           897
                                             ------        ------        ------         -------         ------
   Total liabilities and
      shareholders' equity .............     $1,673         $987         $2,971         $(2,641)        $2,990
                                             ======        ======        ======         =======         ======

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 - Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000

                                     Millennium      Millennium                                       Millennium
                                    America Inc.   Chemicals Inc.   Non-Guarantor                   Chemicals Inc.
                                      (Issuer)       (Guarantor)     Subsidiaries   Eliminations   and Subsidiaries
                                    ------------   --------------   -------------   ------------   ----------------
2002
Net sales .......................      $  --            $  --           $1,554          $  --           $1,554
Cost of products sold ...........         --               --            1,233             --            1,233
Depreciation and amortization....         --               --              102             --              102
Selling, development and
   administrative expense .......          1                1              124             --              126
                                       -----            -----           ------          -----           ------
   Operating (loss) income ......         (1)              (1)              95             --               93
Interest expense, net ...........        (86)              --               --             --              (86)
Intercompany interest income
   (expense) ....................        103               (5)             (98)            --               --
Equity in loss of Equistar ......         --               --              (80)            --              (80)
Equity in loss of subsidiaries ..       (398)            (279)              --            677               --
Other expense ...................         --               --               (7)            --               (7)
(Provision) benefit for
   income taxes .................         (6)               1              106             --              101
Cumulative effect of
   accounting change ............         --               --             (305)            --             (305)
                                       -----            -----           ------          -----           ------
   Net loss .....................      $(388)           $(284)          $ (289)         $ 677           $ (284)
                                       =====            =====           ======          =====           ======
2001
Net sales .......................      $  --            $  --           $1,590          $  --           $1,590
Cost of products sold ...........         --               --            1,259             --            1,259
Depreciation and amortization ...         --               --              110             --              110
Selling, development and
   administrative expense .......         --               --              146             --              146
Reorganization and plant
   closure .......................        --               --               36             --               36
                                       -----            -----           ------          -----           ------
   Operating income .............         --               --               39             --               39
Interest expense, net ...........        (81)              --               (1)            --              (82)
Intercompany interest income
   (expense) ....................        108               (4)            (104)            --               --
Equity in loss of Equistar ......         --               --              (90)            --              (90)
Equity in loss of subsidiaries...        (66)             (44)              --            110               --
Other expense ...................         (2)              (1)              --             --               (3)
(Provision) benefit for
   income taxes .................         (9)               2               96             --               89
                                       -----            -----           ------          -----           ------
   Net loss .....................      $ (50)           $ (47)          $  (60)         $ 110           $  (47)
                                       =====            =====           ======          =====           ======
2000
Net sales .......................      $  --            $  --           $1,793          $  --           $1,793
Cost of products sold ...........         --               --            1,263             --            1,263
Depreciation and amortization ...         --               --              113             --              113
Selling, development and
   administrative expense .......         --               --              200             --              200
                                       -----            -----           ------          -----           ------
   Operating income .............         --               --              217             --              217
Interest expense, net ...........        (76)              --               (1)            --              (77)
Intercompany interest income
   (expense) ....................        109               (4)            (105)            --               --
Equity in loss of Equistar ......         --               --               39             --               39
Equity in earnings of
   subsidiaries .................         61              127               --           (188)              --
Other income ....................         --               --                7             --                7
(Provision) benefit for
   income taxes .................        (12)               1              (51)            --              (62)
                                       -----            -----           ------          -----           ------
   Net income ...................      $  82            $ 124           $  106          $(188)          $  124
                                       =====            =====           ======          =====           ======

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 - Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000

                                               Millennium    Millennium
                                                 America     Chemicals                                      Millennium
                                                   Inc.         Inc.      Non-Guarantor                   Chemicals Inc.
                                                (Issuer)    (Guarantor)   Subsidiaries    Eliminations   and Subsidiaries
                                              ------------ ------------- --------------- -------------- ------------------
2002
Cash flows from operating activities........      $  18         $ (6)         $ 72            $--             $  84
Cash flows from investing activities:
   Capital expenditures ....................         --           --           (71)            --               (71)
   Proceeds from sales of property, plant
      & equipment...........................         --           --             1             --                 1
                                                  -----        -----          -----          -----            -----
         Cash used in investing activities..         --           --           (70)            --               (70)
Cash flows from financing activities:
   Dividends to shareholders................         --          (35)           --             --               (35)
   Proceeds from long-term debt.............        290           --            12             --               302
   Repayment of long-term debt .............       (264)          --            (8)            --              (272)
   Intercompany.............................        (43)          41             2             --                --
   Increase in notes payable................         --           --             3             --                 3
                                                  -----        -----          -----          -----            -----
Cash (used in) provided by financing
   activities...............................        (17)           6             9             --                (2)
                                                  -----        -----          -----          -----            -----
Effect of exchange rate changes on cash.....         --           --            (1)            --                (1)
                                                  -----        -----          -----          -----            -----
Increase in cash and cash equivalents.......          1           --            10             --                11
Cash and cash equivalents at beginning
   of year..................................          5           --           109             --               114
                                                  -----        -----          -----          -----            -----
Cash and cash equivalents at end of year....      $   6         $ --          $119            $--             $ 125
                                                  =====        =====          =====          =====            =====
2001
Cash flows from operating activities........      $   7         $ (5)         $110            $--             $ 112
Cash flows from investing activities:
   Capital expenditures.....................         --           --           (97)            --               (97)
   Proceeds from sales of property, plant
      & equipment...........................         --           --            19             --                19
                                                  -----        -----          -----          -----            -----
      Cash used in investing activities.....         --           --           (78)            --               (78)
Cash flows from financing activities:
   Dividends to shareholders................         --          (35)           --             --               (35)
   Proceeds from long-term debt.............        741           --            42             --               783
   Repayment of long-term debt..............       (675)          --           (61)            --              (736)
   Intercompany.............................        (51)          40            11             --                --
   Decrease in notes payable................        (17)          --           (17)            --               (34)
                                                  -----        -----          -----          -----            -----
Cash (used in) provided by financing
   activities...............................         (2)           5           (25)            --               (22)
                                                  -----        -----          -----          -----            -----
Effect of exchange rate changes on cash.....         --           --            (5)            --                (5)
                                                  -----         ----          ----            ---             -----
Increase in cash and cash equivalents.......          5           --             2             --                 7
Cash and cash equivalents at beginning
   of year..................................         --           --           107             --               107
                                                  -----        -----          -----          -----            -----
Cash and cash equivalents at end of year....      $   5         $ --          $109            $--             $ 114
                                                  =====        =====          =====          =====            =====

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 - Supplemental Financial Information - Continued

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2002, 2001 and 2000

                                               Millennium    Millennium
                                                 America     Chemicals                                      Millennium
                                                  Inc.          Inc.      Non-Guarantor                   Chemicals Inc.
                                                (Issuer)    (Guarantor)   Subsidiaries    Eliminations   and Subsidiaries
                                              ------------ ------------- --------------- -------------- ------------------
2000
Cash flows from operating activities........      $  21         $ (3)         $   2           $--            $  20
Cash flows from investing activities:
   Capital expenditures.....................         --           --           (110)           --             (110)
   Distributions from Equistar..............         --           --             83            --               83
   Proceeds from sales of property,
      plant & equipment.....................         --           --              4            --                4
                                                  -----        -----          -----          -----           -----
Cash used in investing activities...........         --           --            (23)           --              (23)
Cash flows from financing activities
   Dividends to shareholders................         --          (35)            --            --              (35)
   Repurchase of common stock...............         --           --            (65)           --              (65)
   Proceeds from long-term debt.............        275           --             36            --              311
   Repayment of long-term debt..............       (165)          --            (22)           --             (187)
   Intercompany.............................       (114)          38             76            --               --
   Decrease in notes payable................        (17)          --             --            --              (17)
                                                  -----        -----          -----          -----           -----
Cash (used in) provided by financing
   activities...............................        (21)           3             25            --                7
                                                  -----        -----          -----          -----           -----
Effect of exchange rate changes on cash.....         --           --             (7)           --               (7)
                                                  -----        -----          -----          -----           -----
Decrease in cash and cash equivalents.......         --           --             (3)           --               (3)
Cash and cash equivalents at beginning
   of year..................................         --           --            110            --              110
                                                  -----        -----          -----          -----           -----
Cash and cash equivalents at end of year....      $  --         $ --          $ 107           $--            $ 107
                                                  =====        =====          =====          =====           =====

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information included under the captions "Business to be Acted Upon by the Shareholders - Nominees for Election as Directors" and "- Directors Continuing in Office" in the Proxy Statement, "Executive Officers" in Item 1 of this Annual Report and "Corporate Governance - Committees of the Board of Directors - Audit Committee" in the Proxy Statement are incorporated herein by reference.

     In addition, the following is a description of the two Directors of the Company who will be retiring at the Company's 2003 Annual Meeting of Shareholders, to be held on May 23, 2003:

     Mr. Martin G. Taylor, 68, has served as a Director of the Company since the Demerger. He was an executive of Hanson from 1969 until his retirement in 1995, a Director of Hanson between 1976 and 1995 and Vice Chairman of Hanson between 1988 and 1995. Mr. Taylor served as an executive of Dow Chemical Company (U.K.) from 1963 to 1969, a Director of UGI Plc from 1979 to 1982, a Director of The Securities Association LTD from 1987 to 1990, a Director of National Westminster Bank Plc from 1990 to 2000, a Director of Vickers Plc from 1986 to 1999 and a Director of Charter Plc from 1995 to 2002.

     Professor Martin D. Ginsburg, 70, has served as a Director of the Company since October 8, 1996. He has been Professor of Law at Georgetown University Law Center since 1980. Professor Ginsburg is of counsel to the law firm of Fried, Frank, Harris, Shriver & Jacobson (a partnership including professional corporations), which has provided legal services to the Company from time to time.

Item 11. Executive Compensation

     The information to be included under the captions "Corporate Governance - Directors' Remuneration and Attendance at Meetings" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information to be included under the caption "Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information about certain loans made by the Company to certain of its executive officers included under the caption "Executive Agreements and Other Relationships" in the Proxy Statement is incorporated herein by reference. All such loans were made prior to the adoption of the Sarbanes-Oxley Act of 2002, and were paid in full with interest on or before February 14, 2003, in compliance with the rules and regulations of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The Following Documents are Filed as Part of This Report:

1.   Supplemental Financial Information.

     The Supplemental Financial Information relating to Equistar consists of the following:

                                                                                          Page of
                                                                                        This Report
                                                                                        -----------
Financial Statements of Equistar:
   Report of PricewaterhouseCoopers LLP..............................................       F-1
   Consolidated Statements of Income -- Years Ended December 31, 2002, 2001, and
      2000...........................................................................       F-2
   Consolidated Balance Sheets -- December 31, 2002 and 2001.........................       F-3
   Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001
      and 2000.......................................................................       F-4
   Consolidated Statements of Partners' Capital -- Years Ended December 31, 2002,
      2001 and 2000..................................................................       F-5
   Notes to Consolidated Financial Statements........................................   F-6 to F-22

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

3.   Exhibits.

Exhibit
Number                                 Description of Document
-------                                ------------------------
3.1(a)      Amended and Restated Certificate of Incorporation of the Company (Filed as
            Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No.
            1-12091) (the "Form 10"))*

3.1(b)      Certificate of Elimination of Series A Junior Preferred Stock of Millennium
            Chemicals Inc. **

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


Exhibit
Number      Description
-------     -----------
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

10.6(c)     Second Amendment, dated as of June 19, 2002, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase
            Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the
            "June 30, 2002, Form 10-Q"))*

10.7        Form of Agreement between Millennium America Holdings Inc., (or certain of its subsidiaries), and each of William M. Landuyt, Robert E. Lee, C.
            William Carmean, Timothy E. Dowdle, Marie S. Dreher, Peter P. Hanik, John
            E. Lushefski, Myra J. Perkinson, David L. Vercollone and certain other executives of the Company **'D'

10.8        Form of Agreement between each of the Company's operating subsidiaries and certain officers of such subsidiaries **'D'

10.9(a)     Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as
            Exhibit 10.23 to the Form 10)*'D'

10.9(b)     Amendment Number 1 dated January 20, 1997, to the Millennium Chemicals Inc.
            Annual Performance Plan. (Filed as Exhibit 10.23(b) to the 1996 Form 10-K)*'D'

Exhibit
Number      Description
-------     -----------
10.9(c)     Amendment Number 2 dated January 23, 1998, to the Millennium Chemicals Inc.
            Annual Performance Incentive Plan (Filed as Exhibit 10.23(c) to the 1997
            Form 10-K)*'D'

10.9(d)     Amendment Number 3 dated January 22, 1999, to the Millennium Chemicals Inc.
            Annual Performance Incentive Plan (Filed as Exhibit 10.20(d) to the 1998
            Form 10-K)*'D'

10.9(e)     Amendment Number 4 dated as of June 1, 2002, to the Millennium Chemicals
            Inc. Annual Performance Incentive Plan **'D'

10.10(a)    Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit
            10.25 to the Form 10)*'D'

10.10(b)    Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock
            Incentive Plan (Filed as Exhibit 10.6 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1997)*'D'

10.10(c)    Amendment dated July 24, 1997 to the Millennium Chemicals Inc. Long Term
            Stock Incentive Plan (Filed as Exhibit 10.25(c) to the 1997 Form 10-K)*'D'

10.10(d)    Amendments dated January 23, 1998 and December 10, 1998, to the Millennium
            Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.23(d) to
            the 1998 Form 10-K)*'D'

10.10(e)    Amendment dated as of June 1, 2002 to the Millennium Chemicals Inc. Long Term
            Stock Incentive Plan (Filed as Exhibit 10.23(d) to the 1998 Form 10-K) **'D'

10.11(a)    Amended and Restated Millennium Chemicals Inc. Supplemental Executive
            Retirement Plan **'D'

10.11(b)    Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan **'D'

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

10.19(d)    Amendment Number Three dated as of June 1, 2002 to the Millennium Chemicals
            Inc. Salary and Bonus Deferral Plan **'D'

10.20(a)    Millennium Chemicals Inc. Supplemental Savings and Investment Plan (Filed
            as Exhibit 10.29 to the 1998 Form 10-K)*'D'

10.20(b)    Amendment dated as of June 1, 2002 to the Millennium Chemicals Inc.
            Supplemental Savings and Investment Plan **'D'

10.21(a)    Millennium Chemicals Inc. Long Term Incentive Plan (Filed as Exhibit 10.21
            to the 2000 Form 10-K)*'D'

10.21(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium Chemicals Inc.
            Long Term Incentive Plan **'D'

10.22(a)    Millennium Chemicals Inc. Executive Long Term Incentive Plan (Filed as
            Exhibit 10.22 to the 2000 Form 10-K)*'D'

10.22(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium Chemicals
            Inc. Executive Long Term Incentive Plan **'D'

10.23(a)    Millennium America Holdings Inc. Long Term Incentive Plan and Executive
            Long Term Incentive Plan Trust Agreement (Filed as Exhibit 10.23 to the
            2000 Form 10-K)*'D'

Exhibit
Number      Description
-------     -----------
10.23(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium America
            Holdings Inc. Long Term Incentive Plan and Executive Long Term
            Incentive Plan Trust Agreement **'D'

10.24(a)    Millennium Chemicals Inc. Omnibus Incentive Compensation Plan (Filed as
            Exhibit 10.24 to the 2000 Form 10-K)*'D'

10.24(b)    Form of Stock Option Agreement under Omnibus Incentive Compensation Plan
            (Filed as Exhibit 10.24(b) to the 2001 Form 10-K)*'D'

10.24(c)    Amendment dated as of June 1, 2002 to Millennium Chemicals Inc.
            2001 Omnibus Incentive Compensation Plan **'D'

10.25(a)    Master Transaction Agreement between the Company and Lyondell (Filed as an
            Exhibit to the Company's Current Report on Form 8-K dated July 25, 1997)*

10.25(b)    First Amendment to Master Transaction Agreement between Lyondell and the
            Company (Filed as an Exhibit to the Company's Current Report on Form 8-K
            dated October 17, 1997)*

 10.26      Amended and Restated Limited Partnership Agreement of Equistar Chemicals,
            LP dated as of November 6, 2002 (Filed as Exhibit 10.26 to the Company's
            Current Report on Form 8-K dated November 25, 2002 (the "November 26, 2002
            Form 8-K"))*

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

10.28       First Amendment to Lyondell Asset Contribution Agreement dated as of May
            15, 1998 (Filed as Exhibit 10.24(b) to the 1999 Form 10-K)*

10.29(a)    Amended and Restated Parent Agreement among Lyondell, the Company and
            Equistar, dated as of November 6, 2002, (Filed as Exhibit 10.29 to the
            November 26, 2002 8-K)*

11.1        Statement re: computation of per share earnings **

18.1        Change in Accounting Principle **

21.1        Subsidiaries of the Company **

23.1        Consent of PricewaterhouseCoopers LLP**

23.2        Consent of PricewaterhouseCoopers LLP **

99.1        Information relevant to forward-looking statements**

99.2        Form of Letter Agreement, dated July 3, 1996, between Hanson and United
            Kingdom Inland Revenue (Filed as Exhibit 99.2 to the Form 10)*

In addition, the Company hereby agrees to furnish to the SEC, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

----------
*    Incorporated by reference

**   Filed herewith

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)  Reports on Form 8-K.

Current Reports on Form 8-K dated October 30, 2002, November 14, 2002, November 26, 2002, December 3, 2002, December 16, 2002, December 19, 2002, January 9,
2003, January 27, 2003, January 31, 2003 and March 19, 2003, were filed during the quarter ended December 31, 2002 and through the date hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLENNIUM CHEMICALS INC.

                                  By:       /s/ William M. Landuyt
                                     -------------------------------------------
                                               William M. Landuyt
                                       Chairman of the Board, President and
                                             Chief Executive Officer

March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

      Signature                                    Title
      ---------                                    -----

  /s/ William M. Landuyt
-------------------------   Chairman of the Board, President, Chief Executive Officer
   (William M. Landuyt)     and Director (principal executive officer)

    /s/ Robert E. Lee
-------------------------   Executive Vice President -- Growth and Development and
     (Robert E. Lee)        Director

 /s/ John E. Lushefski
-------------------------   Senior Vice President and Chief Financial Officer
    (John E. Lushefski)    (principal accounting officer and principal financial
                            officer)

      /s/ Lord Baker
-------------------------   Director
       (Lord Baker)

     /s/ Mary K. Bush
-------------------------   Director
      (Mary K. Bush)

/s/ Worley H. Clark, Jr.
-------------------------   Director
  (Worley H. Clark, Jr.)

  /s/ Irvin F. Diamond
-------------------------   Director
    (Irvin F. Diamond)

 /s/ Martin D. Ginsburg
-------------------------   Director
   (Martin D. Ginsburg)

   /s/ Lord Glenarthur
-------------------------   Director
    (Lord Glenarthur)

 /s/ David J. P. Meachin
-------------------------   Director
   (David J. P. Meachin)

  /s/ Martin G. Taylor
-------------------------   Director
    (Martin G. Taylor)

/s/ Daniel S. Van Riper
-------------------------   Director
   (Daniel S. Van Riper)

                                 CERTIFICATIONS

I, William M. Landuyt, Chairman, Chief Executive Officer and President of Millennium Chemicals Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Millennium Chemicals Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

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

I, John E. Lushefski, Senior Vice President and Chief Financial Officer of Millennium Chemicals Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Millennium Chemicals Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                        /s/ John E. Lushefski
                              --------------------------------------------------
                                           John E. Lushefski
                              Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".


/s/  PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2003

                             EQUISTAR CHEMICALS, LP

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  For the year ended December 31,
                                                  -------------------------------
Millions of dollars                                    2002     2001     2000
-------------------                                  -------   ------   ------
Sales and other operating revenues:
   Unrelated parties                                 $ 4,295   $4,583   $5,770
   Related parties                                     1,242    1,326    1,725
                                                     -------   ------   ------
                                                       5,537    5,909    7,495
                                                     -------   ------   ------

Operating costs and expenses:
   Cost of sales                                       5,388    5,755    6,908
   Selling, general and administrative expenses          155      181      182
   Research and development expense                       38       39       38
   Amortization of goodwill                               --       33       33
                                                     -------   ------   ------
                                                       5,581    6,008    7,161
                                                     -------   ------   ------

   Operating income (loss)                               (44)     (99)     334

Interest expense                                        (205)    (192)    (185)
Interest income                                            1        3        4
Other income, net                                          2        8       --
                                                     -------   ------   ------

Income (loss) before extraordinary item and
   cumulative effect of accounting change               (246)    (280)     153

Extraordinary loss on extinguishment of debt              --       (3)      --

Cumulative effect of accounting change                (1,053)      --       --
                                                     -------   ------   ------

Net income (loss)                                    $(1,299)  $ (283)  $  153
                                                     =======   ======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                               ---------------
Millions of dollars                             2002     2001
-------------------                            ------   ------
ASSETS
Current assets:
   Cash and cash equivalents                   $   27   $  202
   Accounts receivable:
      Trade, net                                  490      470
      Related parties                             135      100
   Inventories                                    424      448
   Prepaid expenses and other current assets       50       36
                                               ------   ------
      Total current assets                      1,126    1,256

Property, plant and equipment, net              3,565    3,705
Investment in PD Glycol                            46       47
Goodwill, net                                      --    1,053
Other assets, net                                 315      277
                                               ------   ------

Total assets                                   $5,052   $6,338
                                               ======   ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable:
      Trade                                    $  421   $  331
      Related parties                              38       29
   Current maturities of long-term debt            32      104
   Accrued liabilities                            223      227
                                               ------   ------
      Total current liabilities                   714      691

Long-term debt                                  2,196    2,233
Other liabilities                                 221      177
Commitments and contingencies
Partners' capital:
   Partners' accounts                           1,958    3,257
   Accumulated other comprehensive loss           (37)     (20)
                                               ------   ------
      Total partners' capital                   1,921    3,237
                                               ------   ------

Total liabilities and partners' capital        $5,052   $6,338
                                               ======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the year ended December 31,
                                                                  -------------------------------
Millions of dollars                                                   2002      2001      2000
-------------------                                                 -------   -------   -------
Cash flows from operating activities:
   Net income (loss)                                                $(1,299)  $  (283)  $   153
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Cumulative effect of accounting change                       1,053        --        --
         Depreciation and amortization                                  298       319       308
         Net (gain) loss on disposition of assets                        --        (3)        5
         Extraordinary item                                              --         3        --
   Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                            (54)      222       (50)
         Inventories                                                     24        61        14
         Accounts payable                                                99      (129)       28
         Other assets and liabilities, net                              (66)       40      (119)
                                                                    -------   -------   -------
            Net cash provided by operating activities                    55       230       339
                                                                    -------   -------   -------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                      (118)     (110)     (131)
   Other                                                                 (6)        3         4
                                                                    -------   -------   -------
            Net cash used in investing activities                      (124)     (107)     (127)
                                                                    -------   -------   -------

Cash flows from financing activities:
   Issuance of long-term debt                                            --       981        --
   Repayment of long-term debt                                         (104)      (91)      (42)
   Net borrowing (repayment) under lines of credit                       --      (820)       20
   Distributions to partners                                             --        --      (280)
   Other                                                                 (2)       (9)       --
                                                                    -------   -------   -------
            Net cash provided by (used in) financing activities        (106)       61      (302)
                                                                    -------   -------   -------
Increase (decrease) in cash and cash equivalents                       (175)      184       (90)
Cash and cash equivalents at beginning of period                        202        18       108
                                                                    -------   -------   -------
Cash and cash equivalents at end of period                          $    27   $   202   $    18
                                                                    =======   =======   =======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                      Accumulated
                                                   Partners' Accounts                    Other
                                      --------------------------------------------   Comprehensive   Comprehensive
Millions of dollars                   Lyondell   Millennium   Occidental    Total    Income (Loss)   Income (Loss)
-------------------                   --------   ----------   ----------   -------   -------------   -------------
Balance at January 1, 2000             $  522     $ 1,555      $ 1,585     $ 3,662       $ --

   Net income                              63          45           45         153         --           $   153
   Distributions to partners             (114)        (83)         (83)       (280)        --                --
   Other                                    5          --           --           5         --                --
                                       ------     -------      -------     -------       ----           -------
   Comprehensive income                                                                                 $   153
                                                                                                        =======

Balance at December 31, 2000           $  476     $ 1,517      $ 1,547     $ 3,540       $ --

   Net loss                              (115)        (84)         (84)       (283)        --           $  (283)
   Other comprehensive income:
      Unrealized loss on securities        --          --           --          --         (1)               (1)
      Minimum pension liability            --          --           --          --        (19)              (19)
                                       ------     -------      -------     -------       ----           -------
   Comprehensive loss                                                                                   $  (303)
                                                                                                        =======

Balance at December 31, 2001           $  361     $ 1,433      $ 1,463     $ 3,257       $(20)

   Net loss                              (569)       (383)        (347)     (1,299)        --           $(1,299)
   Lyondell purchase of
      Occidental interest               1,116          --       (1,116)         --         --
   Other comprehensive income:
      Minimum pension liability            --          --           --          --        (17)              (17)
                                       ------     -------      -------     -------       ----           -------
   Comprehensive loss                                                                                   $(1,316)
                                                                                                        =======

Balance at December 31, 2002           $  908     $ 1,050      $    --     $ 1,958       $(37)
                                       ======     =======      =======     =======       ====

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation of the Partnership and Operations

Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "the Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental"). Prior to August 2002, Lyondell owned 41% of Equistar and Millennium and Occidental each owned 29.5%. On August 22, 2002, Lyondell completed the purchase of Occidental's interest in Equistar and, as a result, Lyondell's ownership interest in Equistar increased to 70.5%.

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each general partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership are also based upon the partners' percentage ownership of Equistar.

2.   Summary of Significant Accounting Policies

Basis of Presentation--The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries.

Revenue Recognition--Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Equistar's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar's discretion. As a result, none of Equistar's cash is restricted.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis, except for materials and supplies, which are valued using the average cost method.

                             EQUISTAR CHEMICALS, LP

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 10 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statement of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Long-Lived Asset Impairment--Equistar evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas ("PD Glycol"). The investment in PD Glycol is accounted for using the equity method of accounting.

Turnaround Maintenance and Repair Costs--Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Equistar's manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Deferred Software Costs--Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Environmental Remediation Costs--Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimated expenditures have not been discounted to present value.

Income Taxes--The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes--Effective January 1, 2002, Equistar implemented Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Equistar.

Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar's

                             EQUISTAR CHEMICALS, LP
indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar's results of operations for all periods presented as adjusted to eliminate goodwill amortization.

                                                   For the year ended December 31,
                                                   -------------------------------
Millions of dollars                                    2002      2001      2000
-------------------                                  -------   -------   -------
Reported income (loss) before extraordinary item
   and cumulative effect of accounting change        $  (246)  $  (280)  $   153
Add back: goodwill amortization                           --        33        33
                                                     -------   -------   -------
Adjusted income (loss) before extraordinary item
   and cumulative effect of accounting change        $  (246)  $  (247)  $   186
                                                     =======   =======   =======

Reported net income (loss)                           $(1,299)  $  (283)  $   153
Add back: goodwill amortization                           --        33        33
                                                     -------   -------   -------
Adjusted net income (loss)                           $(1,299)  $  (250)  $   186
                                                     =======   =======   =======

Anticipated Accounting Changes--Equistar expects to implement two significant accounting changes in 2003, as discussed below.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar, when implemented in 2003, will be the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Reclassification of prior period gains or losses that were originally reported as extraordinary items also will be required. See Note 4.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 addresses situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for Equistar, will apply to existing entities beginning in the third quarter 2003. Equistar expects the application of FIN 46 to result in the consolidation of the entity from which it leases certain railcars. See Note 11. The consolidation of this entity as of December 31, 2002 would have resulted in a net increase in property, plant and equipment of $116 million, a decrease in prepaid expense of approximately $13 million, a $103 million increase in debt and an immaterial charge to be reported as the cumulative effect of an accounting change.

Other Recent Accounting Pronouncements-- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Equistar does not expect adoption of SFAS No. 143 or SFAS No. 146 to have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements. FIN No. 45 expands required disclosures for certain types of guarantees for the period ended December 31, 2002 and requires recognition of a liability at fair value for guarantees granted after December 31, 2002. Equistar has provided the required disclosure with respect to guarantees in Notes 11 and 12.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2002.

                             EQUISTAR CHEMICALS, LP

3.   Facility Closing Costs

Equistar shut down its Port Arthur, Texas polyethylene facility in February 2001. The asset values of the Port Arthur production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded an additional $22 million charge, which is included in cost of sales. The charge included environmental remediation liabilities of $7 million, severance benefits of $5 million, pension benefits of $2 million, and other exit costs of $3 million. The severance and pension benefits covered approximately 125 people employed at the Port Arthur facility. The remaining $5 million of the charge related primarily to the write down of certain assets. Payments of $5 million for severance, $3 million for exit costs and $5 million for environmental remediation were made through December 31, 2002. The pension benefits of $2 million will be paid from the assets of the pension plans. As of December 31, 2002, the remaining liability included $2 million for environmental remediation costs. See Note 14.

4.   Extraordinary Item

As part of a 2001 refinancing related to the early repayment of a $1.25 billion credit facility (see Note 10), Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million and reported the charge as an extraordinary loss on extinguishment of debt.

In 2003, this amount will be reclassified and no longer reported as an extraordinary item. See also Notes 2 and 10.

5.   Related Party Transactions

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell completed the purchase of Occidental's interest in Equistar, increasing its ownership interest in Equistar to 70.5%. As a result of this transaction, Occidental has two representatives on Lyondell's board of directors and, as of December 31, 2002, Occidental owned approximately 22% of Lyondell. In view of Occidental's ownership position with Lyondell, which owns 70.5% of Equistar, Occidental's transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar's Consolidated Statements of Income and Consolidated Balance Sheets.

Product Transactions with Lyondell--Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing supply agreement for a product, expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses MTBE technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices.

Equistar acts as sales agent for the methanol products of Lyondell Methanol Company, L.P. ("LMC"), which was wholly owned by Lyondell effective May 1, 2002. The natural gas for LMC's plant is purchased by Equistar as agent for LMC under Equistar master agreements with various third party suppliers. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which LMC's methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility from Equistar. The contract expired December 1, 2002 and is renewed annually. The contract was renewed through December 31, 2003.

                             EQUISTAR CHEMICALS, LP

Also, under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for its La Porte, Texas, Clinton, Iowa and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. This contract also expired December 31, 2002 and was renewed through December 31, 2003.

Product Transactions with Occidental--In connection with the contribution of Occidental assets to Equistar, Equistar and Occidental entered into a long-term agreement for Equistar to supply 100% of the ethylene requirements for Occidental's U.S. manufacturing plants at market-related prices. The ethylene is exclusively for internal use in production at these plants, less any quantities up to 250 million pounds per year tolled in accordance with the provisions of the agreement. Upon three years notice from either party, sales may be "phased down" over a period not less than five years. No phase down may commence before January 1, 2009. Therefore, the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental. Also, from time to time, Equistar has entered into over-the-counter derivatives, primarily price swap contracts, for crude oil with Occidental to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. See Note 12. Equistar also purchases various other products from Occidental at market-related prices.

Product Transactions with Oxy Vinyls, LP--Occidental owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture partnership. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' La Porte, Texas facility at market-related prices pursuant to an agreement that expires December 31, 2003.

Transactions with LYONDELL-CITGO Refining LP--Substantially all of Lyondell's rights and obligations under the terms of its product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, have been assigned to Equistar. Accordingly, certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Shared Services Agreement with Lyondell--Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium Petrochemicals--Equistar and Millennium Petrochemicals have agreements under which Equistar provides utilities, fuel streams and office space to Millennium Petrochemicals. In addition, Millennium Petrochemicals provides Equistar with certain operational services, including utilities, as well as barge dock access and related services.

                             EQUISTAR CHEMICALS, LP

Related party transactions are summarized as follows:

                                                       For the year ended December 31,
                                                       -------------------------------
Millions of dollars                                          2002   2001   2000
-------------------                                          ----   ----   ----
Equistar billed related parties for:
------------------------------------
   Sales of products and processing services:
      Lyondell                                               $459   $405   $572
      Occidental Chemical                                     358    441    558
      LCR                                                     340    377    438
      Millennium Petrochemicals                                43     55     90
      Oxy Vinyls                                               42     48     67

   Shared services and shared site agreements:
      LCR                                                       4      3      2
      Lyondell/LMC                                             16     18     26
      Millennium Petrochemicals                                 9     17     24

   Gas purchased for Lyondell/LMC                              76     86     85

Related parties billed Equistar for:
------------------------------------
   Purchases of products:
      LCR                                                    $218   $203   $264
      Millennium Petrochemicals                                10     15     16
      Lyondell                                                  1      4      2
      Occidental Chemical                                       1      1      2

   Shared services, transition and lease agreements:
      Lyondell                                                134    135    111
      Millennium Petrochemicals                                16     19     22
      Occidental Chemical                                       7      6      6
      LCR                                                       1      2     --

6.   Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $16 million and $14 million at December 31, 2002 and 2001, respectively.

During October 2002, Equistar entered into an agreement with an unaffiliated issuer of receivables-backed commercial paper under which Equistar sold accounts receivable and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated new accounts receivable as existing receivables are collected. The agreement has annual renewal provisions for up to three years and is subject to maintaining at least a specified debt rating. Equistar is seeking an amendment to reduce the minimum required debt ratings and expects the amendment to be effective prior to March 31, 2003. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million. See
Note 10.

At December 31, 2002, the balance of Equistar's accounts receivable sold under this arrangement was $81 million. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows. Fees related to the sales are included in "Other income, net" in the Consolidated Statements of Income. During 2001, Equistar terminated a similar agreement.

                             EQUISTAR CHEMICALS, LP

7.   Inventories

Inventories consisted of the following components at December 31:

Millions of dollars      2002   2001
-------------------      ----   ----
Finished goods           $233   $243
Work-in-process            12     12
Raw materials              95    104
Materials and supplies     84     89
                         ----   ----
   Total inventories     $424   $448
                         ====   ====

The excess of the current cost of inventories over book value was approximately $55 million at December 31, 2002.

8.   Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars                        2002      2001
-------------------                      -------   -------
Land                                     $    80   $    79
Manufacturing facilities and equipment     6,037     5,929
Construction in progress                      60        92
                                         -------   -------
   Total property, plant and equipment     6,177     6,100
Less accumulated depreciation             (2,612)   (2,395)
                                         -------   -------
   Property, plant and equipment, net    $ 3,565   $ 3,705
                                         =======   =======

Equistar did not capitalize any interest during 2002, 2001 and 2000 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

                                     2002                         2001
                          --------------------------   --------------------------
                                 Accumulated                  Accumulated
Millions of dollars       Cost   Amortization    Net   Cost   Amortization    Net
-------------------       ----   ------------   ----   ----   ------------   ----
Intangible assets:
   Turnaround costs       $193      $ (94)      $ 99   $151      $ (81)      $ 70
   Software costs          150        (66)        84    152        (55)        97
   Debt issuance costs      43        (13)        30     41         (7)        34
   Catalyst costs           23        (11)        12     11         (4)         7
   Other                    58        (17)        41     37         (9)        28
                          ----      -----       ----   ----      -----       ----
Total intangible assets   $467      $(201)       266   $392      $(156)       236
                          ====      =====              ====      =====
Pension asset                                     21                           22
Other                                             28                           19
                                                ----                         ----
Total other assets                              $315                         $277
                                                ====                         ====

Scheduled amortization of these intangible assets for the next five years is estimated at $56 million in 2003, $56 million in 2004, $57 million in 2005, $57 million in 2006 and $57 million in 2007.

                             EQUISTAR CHEMICALS, LP

Depreciation and amortization expense is summarized as follows:

                                         For the year ended December 31,
                                         -------------------------------
Millions of dollars                             2002   2001   2000
-------------------                             ----   ----   ----
Property, plant and equipment                   $242   $237   $229
Goodwill                                          --     33     33
Turnaround costs                                  24     20     24
Software costs                                    15     12     13
Other                                             17     17      9
                                                ----   ----   ----
   Total depreciation and amortization          $298   $319   $308
                                                ====   ====   ====

In addition, amortization of debt issuance costs of $7 million, $2 million and $2 million in 2002, 2001 and 2000, respectively, is included in interest expense in the Consolidated Statements of Income.

9.   Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars            2002   2001
-------------------            ----   ----
Taxes other than income        $ 65   $ 67
Interest                         65     68
Payroll and benefits             42     49
Contractual obligations          34     30
Other                            17     13
                               ----   ----
   Total accrued liabilities   $223   $227
                               ====   ====

10.  Long-Term Debt

During October 2002, Equistar entered into an agreement to sell certain accounts receivable and received cash proceeds of $100 million. See Note 6. As a result, the commitment under its revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility and would not be restored if the receivables agreement were terminated. Equistar used the $100 million proceeds to reduce borrowing under the revolving credit facility and for general corporate purposes. The revolving credit facility was undrawn at December 31, 2002. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $16 million as of December 31, 2002.

In March 2002, Equistar obtained amendments to its credit facility making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum.

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included a credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan, maturing in August 2007, with scheduled quarterly amortization payments, beginning December 31, 2001. The refinancing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The 10.125% senior notes rank pari passu with existing Equistar notes. Certain financial ratio requirements were modified in the refinancing to make them less restrictive.

                             EQUISTAR CHEMICALS, LP

Borrowing under the revolving credit facility generally bears interest based on a margin over, at Equistar's option, LIBOR or a base rate. The sum of the applicable margin plus a facility fee varies between 1.5% and 2.5%, in the case of LIBOR loans, and 0.5% and 1.5%, in the case of base rate loans, depending on Equistar's ratio of debt to EBITDA, as defined in the credit facility. The credit facility is secured by a lien on substantially all of Equistar's personal property, including accounts receivable, inventory, other personal property as well as a portion of its real property.

The August 2001 refinancing replaced a five-year, $1.25 billion credit facility that would have expired November 2002. Borrowing under the facility was $820 million at December 31, 2000. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. As a result of the refinancing, the related guarantees have been terminated.

The credit facility and the indenture governing Equistar's 10.125% senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the bank credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments.

As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

Long-term debt consisted of the following at December 31:

Millions of dollars                      2002     2001
-------------------                     ------   ------
Bank credit facility:
   Revolving credit facility due 2006   $   --   $   --
   Term loan due 2007                      296      299
Other debt obligations:
   Medium-term notes due 2003-2005          30       31
   9.125% Notes due 2002                    --      100
   8.50% Notes due 2004                    300      300
   6.50% Notes due 2006                    150      150
   10.125% Senior Notes due 2008           700      700
   8.75% Notes due 2009                    599      598
   7.55% Debentures due 2026               150      150
   Other                                     3        9
                                        ------   ------
      Total long-term debt               2,228    2,337
Less current maturities                     32      104
                                        ------   ------
      Total long-term debt, net         $2,196   $2,233
                                        ======   ======

The term loan due 2007 generally bears interest at a rate equal to LIBOR plus 3% or the base rate plus 2%, at Equistar's option. Borrowing under the term loan had a weighted average interest rate of 5.25% and 6.26% during 2002 and 2001, respectively. The medium-term notes had a weighted average interest rate of 9.75% and 9.75% at December 31, 2002 and 2001, respectively. The 8.75% notes have a face amount of $600 million and are shown net of unamortized discount.

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

                             EQUISTAR CHEMICALS, LP

Following amendments to the indentures for the 6.5% notes and the 7.55% debentures in November 2000, Lyondell remains a guarantor of that debt. The 9.125% notes were repaid in 2002. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2002.

Aggregate maturities of long-term debt during the next five years are $32 million in 2003; $303 million in 2004; $4 million in 2005; $153 million in 2006; $284 million in 2007 and $1.5 billion thereafter.

11.  Lease Commitments

Equistar leases various facilities and equipment under noncancelable lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar's business. During 2002, Equistar leased certain of these railcars, under three operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases.

One of these three leases remains outstanding at December 31, 2002. This lease includes an option for Equistar to purchase the railcars during the lease term. If Equistar does not exercise the purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the related guaranteed residual value, Equistar will pay the difference to the lessor. The guaranteed residual value, which is not included in future minimum lease payments in the table below, was $83 million at December 31, 2002.

The second of these three leases terminated in December 2002, and Equistar entered into a new lease arrangement with another lessor. The new lease covered a substantial portion of the subject railcars, and Equistar purchased the remaining railcars for $10 million. The third of these leases terminated in November 2002, and Equistar purchased the subject railcars for $37 million.

At December 31, 2002, future minimum lease payments relating to noncancelable operating leases, including railcar leases, with lease terms in excess of one year were as follows:

                                  Minimum
                                   Lease
Millions of dollars               Payments
-------------------               --------
2003                                $ 73
2004                                  65
2005                                  53
2006                                  41
2007                                  35
Thereafter                           287
                                    ----
   Total minimum lease payments     $554
                                    ====

Operating lease net rental expense was $125 million, $110 million and $115 million for the years ending December 31, 2002, 2001 and 2000, respectively. Net rental expense in 2002 included the amortization of $34 million of prepayments, related to the first and second railcar leases described above, over the remaining lease terms.

                             EQUISTAR CHEMICALS, LP

12.  Financial Instruments and Derivatives

During 2000, Equistar entered into over-the-counter derivatives, primarily price swap contracts, related to crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental Chemical, to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. At December 31, 2000, price swap contracts covering 5.1 million barrels of crude oil were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million, which was based on quoted market prices. The resulting loss from these hedges of anticipated raw material purchases was deferred on the consolidated balance sheet. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Equistar reclassified the deferred loss of $13 million to accumulated other comprehensive income as a transition adjustment, representing the cumulative effect of a change in accounting principle. The transition adjustment was reclassified to the Consolidated Statement of Income during the period January through July 2001 as the related raw material purchases occurred.

During 2001, Equistar entered into additional price swap contracts covering 7.2 million barrels of crude oil that primarily matured from July 2001 through December 2001. In the third quarter 2001, outstanding price swap contracts, covering 4.1 million barrels of crude oil that primarily matured from October 2001 through December 2001, were effectively terminated. The termination resulted in realization of a gain of nearly $9 million, which was recognized in the fourth quarter 2001 as the related forecasted transactions occurred. There were no outstanding price swap contracts at December 31, 2002 and December 31, 2001.

The following table summarizes activity included in accumulated other comprehensive income ("AOCI") related to the fair value of derivative instruments for the year ended December 31, 2001:

Millions of dollars                                         2001
-------------------                                         ----
Gain (loss):
   Balance at beginning of period                           $ --
                                                            ----
   January 1, 2001 transition adjustment -
      reclassification of December 31, 2000 deferred loss    (13)
   Net gains on derivative instruments                        35
   Reclassification of gains on
      derivative instruments to earnings                     (22)
                                                            ----
Net change included in AOCI for the period                    --
                                                            ----
   Net gain on derivative instruments
      included in AOCI at December 31, 2001                 $ --
                                                            ====

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.0 billion and $2.3 billion at December 31, 2002 and 2001, respectively. Equistar estimates the fair value of its residual value guarantee under a railcar lease (see Note 11) is not significant due to the low probability of future payments under the guarantee provisions.

Equistar is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Equistar does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by Equistar. Equistar does not anticipate nonperformance by the counterparties.

                              EQUISTAR CHEMICALS, LP

13.  Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental and Millennium.

Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation of the liabilities and funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits will no longer be provided to employees retiring after July 1, 2002.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                             Other
                                                 Pension Benefits   Postretirement Benefits
                                                -----------------   -----------------------
Millions of dollars                                2002   2001            2002   2001
-------------------                                ----   ----            ----   ----
Change in benefit obligation:
   Benefit obligation, January 1                   $147   $120            $112   $ 92
   Service cost                                      16     16               2      2
   Interest cost                                     11     10               7      6
   Plan amendments                                   (2)    --             (13)    29
   Actuarial loss (gain)                              8     12               2    (14)
   Benefits paid                                    (10)   (11)             (2)    (3)
                                                   ----   ----            ----   ----
   Benefit obligation, December 31                  170    147             108    112
                                                   ----   ----            ----   ----
Change in plan assets:
   Fair value of plan assets, January 1             107    117              --     --
   Actual return on plan assets                     (13)    (6)             --     --
   Partnership contributions                         18      7               2      3
   Benefits paid                                    (10)   (11)             (2)    (3)
                                                   ----   ----            ----   ----
   Fair value of plan assets, December 31           102    107              --     --
                                                   ----   ----            ----   ----

   Funded status                                    (68)   (40)           (108)  (112)
   Unrecognized actuarial and investment loss        76     48               7      5
   Unrecognized prior service cost                   (2)    --              14     29
                                                   ----   ----            ----   ----
   Net amount recognized                           $  6   $  8            $(87)  $(78)
                                                   ====   ====            ====   ====

Amounts recognized in the
   Consolidated Balance Sheet consist of:
      Prepaid benefit cost                         $ 21   $ 22            $ --   $ --
      Accrued benefit liability                     (51)   (33)            (87)   (78)
      Accumulated other comprehensive income         36     19              --     --
                                                   ----   ----            ----   ----
   Net amount recognized                           $  6   $  8            $(87)  $(78)
                                                   ====   ====            ====   ====

The decrease in other postretirement benefit obligations due to plan amendments in 2002 primarily resulted from discontinuing life insurance benefits for employees retiring after July 1, 2002. The increase in other postretirement benefit obligations due to plan amendments in 2001 resulted from a change in the medical plan that increased Equistar's minimum contribution level per employee by 25%.

                              EQUISTAR CHEMICALS, LP

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                 2002   2001
                                 ----   ----
Projected benefit obligation     $170   $129
Fair value of assets              102     81

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                 2002   2001
                                 ----   ----
Accumulated benefit obligation   $123   $106
Fair value of assets               81     81

Net periodic pension and other postretirement benefit costs included the following components:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                             ------------------   -----------------------
Millions of dollars                          2002   2001   2000     2002   2001   2000
-------------------                          ----   ----   ----     ----   ----   ----
Components of net periodic
   benefit cost:
 Service cost                                $ 16   $ 16   $ 17      $ 2    $ 2    $ 2
 Interest cost                                 11     10      9        7      6      6

 Actual loss on plan assets                    13      6      3       --     --     --
 Less-unrecognized loss                       (24)   (17)   (11)      --     --     --
                                             ----   ----   ----      ---    ---    ---
 Recognized gain on plan assets               (11)   (11)    (8)      --     --     --

 Amortization of actuarial and
   investment loss                              4      2     --       --     --      1
 Prior service cost                            --     --     --        2     --     --
 Net effect of curtailments, settlements
   and special termination benefits            --      3     (1)      --      2      1
                                             ----   ----   ----      ---    ---    ---
Net periodic benefit cost                    $ 20   $ 20   $ 17      $11    $10    $10
                                             ====   ====   ====      ===    ===    ===

The assumptions used in determining the net pension cost and the net pension liability were as follows at December 31:

                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                             ------------------   -----------------------
                                             2002   2001   2000     2002   2001   2000
                                             ----   ----   ----     ----   ----   ----
Weighted-average assumptions as of
   December 31:
   Discount rate                             6.50%  7.00%  7.50%    6.50%  7.00%  7.50%
   Expected return on plan assets            9.50%  9.50%  9.50%      --     --     --
   Rate of compensation increase             4.50%  4.50%  4.50%      --   4.50%  4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2002 was 10.0% for 2003 through 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar's maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2002 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

                              EQUISTAR CHEMICALS, LP

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $13 million, $16 million and $17 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14.  Commitments and Contingencies

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for Equistar's businesses and at prevailing market prices. See also Note 5, describing related party commitments.

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2002, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2003                                 $  164
2004                                    168
2005                                    169
2006                                    157
2007                                    151
Thereafter through 2023               1,749
                                     ------
   Total minimum contract payments   $2,558
                                     ======

Equistar's total purchases under these agreements were $230 million for the year ended December 31, 2002.

Leased Facility--The Lake Charles facility has been idled since the first quarter of 2001. The facility and land, which are included in property, plant and equipment, at a net book value of $160 million, are leased from an affiliate of Occidental under a lease that expires in May 2003. The parties are investigating alternatives related to the facility and land. Management believes that the resolution of these alternatives will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

Indemnification Arrangements-- Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through December 31, 2002, Equistar had incurred a total of $20 million for these uninsured claims and liabilities. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent following Lyondell's acquisition of Occidental's interest in Equistar as they were before.

Environmental Remediation--Equistar's accrued liability for environmental matters as of December 31, 2002 was $2 million and related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of loss in excess of the amounts recorded for environmental remediation.

Clean Air Act-- The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased capital investment, estimated at between $200 million and $260 million, before the 2007 deadline, as well

                             EQUISTAR CHEMICALS, LP
as higher annual operating costs for Equistar. Under the revised 80% standard, Equistar estimates that capital expenditures would decrease to between $165 million and $200 million. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Equistar is still assessing the impact of the proposed HRVOC regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Equistar's MTBE sales represented approximately 3% of its total 2002 revenues. The U.S. House of Representatives and the U.S. Senate each passed versions of an omnibus energy bill during 2001 and 2002, respectively. The Senate version of the energy bill would have resulted in a ban on the use of MTBE. The two energy bills were not reconciled during the conference process and an omnibus energy bill was not passed during 2002.

Both the U.S. House of Representatives and the U.S. Senate are expected to pursue an energy bill during the 2003/2004 legislative cycle. If this happens, it is likely that fuel content, including MTBE use, will be a subject of legislative debate. Factors which could be considered in this debate include the impact on gasoline price and supply and the potential for degradation of air quality.

At the state level, a number of states have legislated future MTBE bans. Of these, a number are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective October 1, 2003, January 1, 2004, and January 1, 2004, respectively. Equistar estimates that California represents 34% of the U.S. MTBE industry demand and 20% of the worldwide MTBE industry demand, while Connecticut and New York combined represent 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Equistar cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003. However, several major oil companies have announced plans, beginning in 2003, to discontinue the use of MTBE in gasoline produced for California markets. Equistar estimates that the California-market MTBE volumes of these companies account for an estimated 18% of U.S. MTBE industry demand and 10% of worldwide MTBE industry demand. Equistar intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to reduce MTBE production, Equistar would need to convert raw materials used in MTBE to production of other products. It may be desirable to make capital expenditures to add the flexibility to produce alternative gasoline blending components. The profit margins on these alternatives are likely to be lower than those historically realized on MTBE.

General--Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings, or any liability arising from the matters discussed in this note, will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

                             EQUISTAR CHEMICALS, LP

15. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

                         For the year ended December 31,
                         -------------------------------
Millions of dollars            2002   2001   2000
-------------------            ----   ----   ----
Cash paid for interest         $200   $171   $180
                               ====   ====   ====

16. Segment Information and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers (see
Note 1). The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2). No unaffiliated customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2002.

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars                          Petrochemicals   Polymers   Unallocated   Eliminations   Consolidated
-------------------                          --------------   --------   -----------   ------------   ------------
For the year ended December 31, 2002:
Sales and other operating revenues:
   Customers                                      $3,669       $1,868       $   --        $    --        $5,537
   Intersegment                                    1,288           --           --         (1,288)           --
                                                  ------       ------       ------        -------        ------
                                                   4,957        1,868           --         (1,288)        5,537
Operating income (loss)                              146          (74)        (116)            --           (44)
Total assets                                       3,410        1,438          204             --         5,052
Capital expenditures                                  58           59            1             --           118
Depreciation and
   amortization expense                              217           58           23             --           298

For the year ended December 31, 2001:
Sales and other
   Operating revenues:
   Customers                                      $3,929       $1,980       $   --        $    --        $5,909
   Intersegment                                    1,455           --           --         (1,455)           --
                                                  ------       ------       ------        -------        ------
                                                   5,384        1,980           --         (1,455)        5,909

Operating income (loss)                              275         (186)        (188)            --           (99)
Total assets                                       3,474        1,400        1,464             --         6,338
Capital expenditures                                  84           24            2             --           110
Depreciation and
   Amortization expense                              204           58           57             --           319

For the year ended December 31, 2000:
Sales and other
   Operating revenues:
   Customers                                      $5,144       $2,351       $   --        $    --        $7,495
   Intersegment                                    1,887           --           --         (1,887)           --
                                                  ------       ------       ------        -------        ------
                                                   7,031        2,351           --         (1,887)        7,495
Operating income (loss)                              694         (185)        (175)            --           334
Total assets                                       3,705        1,575        1,334             --         6,614
Capital expenditures                                  79           46            6             --           131
Depreciation and
   amortization expense                              199           55           54             --           308

                             EQUISTAR CHEMICALS, LP

The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column for the years ended December 31, 2002, 2001 and 2000:

Millions of dollars                                   2002    2001    2000
-------------------                                   -----   -----   -----
Items not allocated to petrochemicals and polymers:
   Principally general and administrative expenses    $(116)  $(166)  $(175)
   Facility closing costs                                --     (22)     --
                                                      -----   -----   -----
      Operating income (loss)                         $(116)  $(188)  $(175)
                                                      =====   =====   =====

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

Millions of dollars                                   2002    2001     2000
-------------------                                   ----   ------   ------
Cash and cash equivalents                             $ 27   $  202   $   18
Accounts receivable--trade and related parties          --       17       16
Prepaid expenses and other current assets               22       20       17
Property, plant and equipment, net                      18       23       35
Goodwill, net                                           --    1,053    1,086
Other assets, net                                      137      149      162
                                                      ----   ------   ------
   Total assets                                       $204   $1,464   $1,334
                                                      ====   ======   ======

                                                                     SCHEDULE II

                            MILLENNIUM CHEMICALS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended 2000, 2001 and 2002

                                                                    Additions
                                                            -----------------------
                                                Balance     Charged to   Charged to                Balance at
                                             at Beginning    Costs and     Other                     End of
                                               of Year       Expenses     Accounts    Deductions      Year
                                             ------------   ----------   ----------   ----------   ----------
Year ended December 31, 2000
   Deducted from asset accounts:
   Allowance for doubtful accounts .......       $ 2           $ 2          --         $ --           $ 4
   Valuation allowance for deferred tax
      assets .............................        76            --          --           (6)(a)        70
Year ended December 31, 2001
   Deducted from asset accounts:
   Allowance for doubtful accounts .......         4             4          --           (1)(b)         7
   Valuation allowance for deferred tax
      assets .............................        70            --          --          (61)(c)         9
Year ended December 31, 2002
   Deducted from asset accounts:
   Allowance for doubtful accounts .......         7            --          --           --             7
   Valuation allowance for deferred tax
      assets .............................         9            --          11(d)        --            20

----------
(a)  Valuation allowance for capital loss carryover.

(b)  Uncollected accounts written off, net of recoveries.

(c)  Portion of underlying capital loss carryover expired.

(d) Valuation allowance related to minimum pension adjustment charged to Other comprehensive income.

                                  Exhibit Index

Exhibit
 Number                        Description of Document
 ------                        -----------------------
3.1(b)      Certificate of Elimination of Series A Junior Preferred Stock of
            Millennium Chemicals Inc.

10.7 Form of Agreement between Millennium America Holdings Inc., (or certain of its subsidiaries), and each of William M. Landuyt, Robert
            E. Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher, Peter
            P. Hanik, John E. Lushefski, Myra J. Perkinson, David L. Vercollone and certain other executives of the Company'D'

10.8 Form of Agreement between each of the Company's operating subsidiaries and certain officers of such subsidiaries'D'

10.9(e)     Amendment Number 4 dated as of June 1, 2002, to the Millennium
            Chemicals Inc. Annual Performance Incentive Plan'D'

10.10(e)    Amendment dated as of June 1, 2002 to the Millennium Chemicals Inc.
            Long Term Stock Incentive Plan (Filed as Exhibit 10.23(d) to the 1998 Form 10-K)'D'

10.11(a)    Amended and Restated Millennium Chemicals Inc. Supplemental Executive
            Retirement Plan'D'

10.11(b)    Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan
           'D'

10.19(d)    Amendment Number Three dated as of June 1, 2002 to the Millennium
            Chemicals Inc. Salary and Bonus Deferral Plan'D'

10.20(b)    Amendment dated as of June 1, 2002 to the Millennium Chemicals
            Inc. Supplemental Savings and Investment Plan'D'

10.21(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium
            Chemicals Inc. Long Term Incentive Plan'D'

10.22(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium
            Chemicals Inc. Executive Long Term Incentive Plan'D'

10.23(b)    Amendment Number 1 dated as of June 1, 2002 to the Millennium
            America Holdings Inc. Long Term Incentive Plan and Executive
            Long Term Incentive Plan Trust Agreement'D'

10.24(c)    Amendment dated as of June 1, 2002 to Millennium Chemicals Inc.
            2001 Omnibus Incentive Compensation Plan'D'

11.1        Statement re: computation of per share earnings

18.1        Change in Accounting Principle

21.1        Subsidiaries of the Company

23.1        Consent of PricewaterhouseCoopers LLP

23.2        Consent of PricewaterhouseCoopers LLP

99.1        Information relevant to forward-looking statements

----------
'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).


                     STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...................'r'
The dagger symbol shall be expressed as.................................'D'
Characters normally expressed as subscript shall be preceded by.........[u]