Form 10-Q
period 2003-03-31
MILLENNIUM CHEMICALS INC
filed 2003-05-12
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3436215 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,487,435 shares of Common Stock, par value $.01 per share, as of April 30, 2003, excluding 14,409,151 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

TABLE OF CONTENTS

Disclosure Concerning Forward-Looking Statements

The statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. (the “Company”) or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements are only present expectations as at the time of this filing. Actual events or results may differ materially. Factors that could cause such a difference include:

•

the cyclicality and volatility of the chemical industries in which the Company and Equistar Chemicals, LP (“Equistar”) operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industries to capacity additions;

•

general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors, in particular, the events in the Middle East;

•

the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company’s shared control of Equistar and the Company’s contractual commitments regarding possible future capital contributions to Equistar;

•

changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

•

the ability of raw material suppliers to fulfill their commitments;

•

the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets, and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;

•

risks of doing business outside the United States, including currency fluctuations;

•

the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company’s and Equistar’s current and former operations;

•

pricing and other competitive pressures;

•

legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits and other claims;

•

the Company’s substantial indebtedness and its impact on the Company’s cash flow, business operations and ability to obtain additional financing.

A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to this Quarterly Report. Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

In this Quarterly Report, references to the Company are to the Company and its consolidated subsidiaries, except as the context otherwise requires.

Non-GAAP Financial Measures

Financial measures based on accounting principles generally accepted in the United States of America (“GAAP”) are commonly referred to as GAAP financial measures. There have been no revisions to the description of non-GAAP financial measures and the reasons for their use included in the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(Millions, except share data)

	March 31, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$125	$125
Trade receivables, net	225	210
Inventories	393	406
Other current assets	82	78

Total current assets	825	819
Property, plant and equipment, net	852	862
Investment in Equistar	520	563
Deferred income taxes	75	75
Other assets	42	42
Goodwill	106	106

Total assets	$2,420	$2,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$3	$4
Current maturities of long-term debt	8	12
Trade accounts payable	240	274
Income taxes payable	44	44
Accrued expenses and other liabilities	132	128

Total current liabilities	427	462
Long-term debt	1,246	1,212

Other liabilities	335	335

Total liabilities	2,008	2,009
Commitments and contingencies (Note 10)
Minority interest	23	19
Shareholders’ equity
Preferred stock (par value $.01 per share, authorized 23,000,000 shares, none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at March 31, 2003 and December 31, 2002)	1	1
Paid in capital	1,296	1,297
Retained deficit	(380)	(320)
Cumulative other comprehensive loss	(271)	(281)
Treasury stock, at cost (14,456,833 and 14,766,279 shares at March 31, 2003 and December 31, 2002, respectively)	(270)	(275)
Deferred compensation	13	17

Total shareholders’ equity	389	439

Total liabilities and shareholders’ equity	$2,420	$2,467

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions, except per share data)

	Three Months Ended March 31,

	2003	2002

Net sales	$415	$351
Operating costs and expenses
Cost of products sold	330	293
Depreciation and amortization	27	25
Selling, development and administrative expense	29	23

Operating income	29	10
Interest expense	(23)	(22)
Interest income	1	1
Loss on Equistar investment	(45)	(39)
Other expense, net	—	(1)

Loss before income taxes, minority interest and cumulative effect of accounting change	(38)	(51)
(Provision for) benefit from income taxes	(9)	20

Loss before minority interest and cumulative effect of accounting change	(47)	(31)
Minority interest	(3)	(1)

Loss before cumulative effect of accounting change	(50)	(32)
Cumulative effect of accounting change	(1)	(305)

Net loss	$(51)	$(337)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.78)	$(0.50)
From cumulative effect of accounting change	(0.02)	(4.80)

After cumulative effect of accounting change	$(0.80)	$(5.30)

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(51)	$(337)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	1	305
Depreciation and amortization	27	25
Deferred income tax provision (benefit)	3	(24)
Loss on Equistar investment	45	39
Minority interest	3	1
Other, net	(1)	(1)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(13)	5
Decrease in inventories	18	42
Decrease (increase) in other current assets	1	(16)
Increase in other assets	—	(2)
Decrease in trade accounts payable	(36)	(58)
Increase (decrease) in accrued expenses and other liabilities and income taxes payable	3	(1)
Decrease in other liabilities	(14)	(11)

Cash used in operating activities	(14)	(33)

Cash flows from investing activities:
Capital expenditures	(8)	(13)

Cash used in investing activities	(8)	(13)

Cash flows from financing activities:
Dividends to shareholders	(9)	(9)
Proceeds from long-term debt	96	97
Repayment of long-term debt	(66)	(87)
(Decrease) increase in notes payable	(1)	1

Cash provided by financing activities	20	2

Effect of exchange rate changes on cash	2	1

Decrease in cash and cash equivalents	—	(43)
Cash and cash equivalents at beginning of year	125	114

Cash and cash equivalents at end of period	$125	$71

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)

Note 1 – Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary and the La Porte Methanol Company. All significant intercompany accounts and transactions have been eliminated. The Company’s 29.5% investment in Equistar, a joint venture between the Company and Lyondell Chemical Company (“Lyondell”), is accounted for by the equity method; accordingly, the Company’s share of Equistar’s pre-tax net income or loss is included in net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation including segment analysis presented in Note 11.

Note 2 – Earnings per Share and Stock-Based Compensation

The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

	Three Months Ended March 31,

	2003	2002

Weighted-average common stock outstanding – basic and diluted	63,852,822	63,476,591

The calculation of diluted earnings per share for the three months ended March 31, 2003 does not include 53,957 restricted shares issued under a Company incentive plan, and 219,140 shares held by certain of the Company’s employee benefit plan trusts. The calculation of diluted earnings per share for the three months ended March 31, 2002 does not include 91,740 options to purchase common stock, 78,944 restricted shares issued under a Company incentive plan, and 220,995 shares held by certain of the Company’s employee benefit plan trusts. The effect of including these options and shares would be antidilutive.

Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. SFAS No. 123 also allows the Company to continue to account for stock-based compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Disclosure on a pro forma basis of net income and related per-share amounts as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is omitted because the effect on pro forma net income is not significant.

Note 3 – Recent Accounting Developments

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company’s asset retirement obligations arise from

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company’s assets are legally restricted for purposes of settling these obligations. The Company reported an after-tax transition charge of $1 as the cumulative effect of this accounting change. The impact of adoption was insignificant to the Company’s reported assets and liabilities. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is not expected to be significant. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was not significant for the three months ended March 31, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the aggregate asset retirement obligation at March 31, 2003, January 1, 2003, March 31, 2002, and January 1, 2002, as if SFAS No. 143 had been applied during all periods affected is $12, $12, $11, and $11, respectively.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business using various valuation methods considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital.

Note 4 – European Receivables Securitization Program

Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $65 and $61 outstanding at March 31, 2003 and December 31, 2002, respectively, are removed from the Company’s Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $10 and $9 at March 31, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company’s historical collection rate for these trade receivables. Unused availability under this arrangement at March 31, 2003 was 1 million euro. For the three months ended March 31, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $95 and $43, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 for the three months ended March 31, 2003 and was not significant for the three months ended March 31, 2002. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

Note 5 – Inventories

Inventories are stated at the lower of cost or market value.

	March 31, 2003	December 31, 2002

Finished products	$229	$210
In-process products	29	30
Raw materials	77	106
Maintenance parts and supplies	58	60

	$393	$406

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 6 – Income Taxes

The Company’s first quarter 2002 results include income tax benefits due to the recognition of deferred tax assets associated with net operating loss carryforwards, while income tax benefits associated with the Company’s first quarter 2003 pre-tax losses have not been recognized. The Company’s first quarter 2003 income tax provision primarily represents a provision for income taxes in jurisdictions where profits were reported in the quarter.

The Company’s net deferred tax assets, primarily associated with net operating loss carryforwards, are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to expiration of the net operating loss carryforwards. If it were considered to be more likely than not that the deferred tax assets would not be realized, a valuation allowance would be established against some or all of the deferred tax assets.

As a result of the Company’s assessment of its net deferred tax assets at March 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that $75 of its net deferred tax assets will be realized in the future and therefore, no valuation allowance was required for this portion of its net deferred tax assets at March 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such determination would be made.

The Company’s effective tax rate may change significantly from quarter to quarter during 2003, dependent upon its quarterly assessment of deferred tax assets and its pre-tax operating results. The Company currently expects that if it continues to report pre-tax losses, income tax benefits associated with those losses would not be recognized, and therefore those losses would not be reduced by such income tax benefits.

Note 7 – Long-Term Debt and Credit Arrangements

In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America Inc. (“Millennium America”), a wholly owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of 9.25% Senior Notes due June 15, 2008 (the “9.25% Senior Notes”). The gross proceeds of the offering were used to repay all outstanding borrowings at that time under the Company’s revolving loan portion (the “Revolving Loans”) of its five-year credit agreement (the “Credit Agreement”) and to repay $65 outstanding under the term loan portion (the “Term Loans”) of the Credit Agreement. The Company and Millennium America guarantee the obligations under the Credit Agreement.

The Company had $56 outstanding ($45 of outstanding borrowings and outstanding letters of credit of $11) of the maximum available credit line of $175 under the Revolving Loans and, accordingly, had $119 of unused availability under such facility, and had $48 outstanding under the Term Loans at March 31, 2003. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $11 at March 31, 2003. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $44 and $34 at March 31, 2003 and April 30, 2003, respectively.

On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the completion of an offering by Millennium America of $100 additional principal amount at maturity of the 9.25% Senior Notes. The proceeds of the offering were used to repay all of the $85 of borrowings outstanding under the Company’s Revolving Loans and for general corporate purposes. At April 30, 2003, the Company had $13 outstanding (no outstanding borrowings and outstanding letters of credit of $13) under the Revolving Loans and, accordingly, had $162 of unused availability under such facility, and had $48 outstanding under the Term Loans. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $11 at April 30, 2003.

The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of March 31, 2003, $11 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Administrative Agent’s prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company’s Leverage Ratio, as defined.

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2003. Due to its expectation that it would not be in compliance at June 30, 2003, the Company obtained an amendment to the Credit Agreement on April 25, 2003, which amended the Leverage Ratio and Interest Coverage Ratio, each as defined in the Credit Agreement, as described below.

The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the offering of $100 additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described above. The latest amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.75 to 1.00 for the second quarter of 2003; 5.50 to 1.00 for the third quarter of 2003; 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than 2.25 to 1.00 for the second, third and fourth quarters of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures”) that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2003, any reduction in CNTA below approximately $1,500 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company’s Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and (iii) 50% of any cash distributions received from Equistar. As of the filing of this Quarterly Report, the amount of the restricted payments basket is $39 and includes results through March 31, 2003. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company’s ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The Company is currently rated BB+ by S&P and Ba1 by Moody’s, which are both non-investment grade ratings. On March 7, 2003, S&P lowered the Company’s credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P’s concern regarding the Company’s ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. As a result of the non-investment grade rating by both S&P and Moody’s, the Company was required to provide in April of 2003 a $2.5 letter of credit in accordance with a real estate lease, which resulted in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions.

On April 30, 2003, the Company renewed an agreement that provides the Company with the right to use certain precious metal owned by a third party for a one-year term. The precious metal is used as a component in a catalyst in the Company’s La Porte, Texas facility. The agreement requires the Company to either deliver the precious metal to the third party at the end of the term or pay for it at its then-current value. The agreement provides that, if the Company is downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the precious metal at its then-current value. The value of the precious metal at April 30, 2003 was $13.

At March 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

Note 8 – Derivative Instruments and Hedging Activities

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

Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of March 31, 2003, these contracts had expiration dates no later than March 31, 2004.

The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were not significant in the three months ended March 31, 2003 and were losses of $2 in the three months ended March 31, 2002.

In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income (“OCI”) until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were insignificant for the three months ended March 31, 2003 and 2002. Hedge ineffectiveness had no significant impact on earnings for the first quarter of 2003 and 2002. No forward exchange contract cash flow hedges were discontinued during the first quarter of 2003 and 2002. The Company estimates that net losses of approximately $6 ($4 net of tax) on foreign currency cash flow hedges included in OCI at March 31, 2003 will be reclassified to earnings during the next twelve months.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options to manage the volatility related to anticipated purchases of natural gas with various terms. As of March 31, 2003, these instruments had expiration dates no later than January 2004. Certain of these market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. During the three months ended March 31, 2003 and 2002, net gains of $1 and net losses of $2, respectively, on commodity swaps designated as cash flow hedges were reclassified to Cost of products sold to match the gain on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on loss for the first quarter of 2003 and 2002. Net gains on commodity swap cash flow hedges that were discontinued in the first quarter of 2003 were insignificant and no commodity swap cash flow hedges were discontinued in 2002. The Company estimates that net gains on commodity swaps included in OCI at March 31, 2003 that will be reclassified to earnings during the next twelve months will not be significant.

In addition, the Company utilizes commodity swap and option arrangements to manage the volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on these market instruments are recorded in current earnings. Net gains included in earnings were not significant in the three months ended March 31, 2003.

Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At March 31, 2003, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $5 at March 31, 2003 resulting in an increase to long-term debt carrying value and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. In addition, at March 31, 2003, the Company had outstanding an interest forward rate agreement with a notional amount of $50, which is designated as a cash flow hedge of outstanding variable rate debt. The Company also had interest forward rate agreements with a notional amount of $100, which have not been designated as hedges for accounting purposes. The gains and losses on these derivatives are recorded in the current period in interest expense. The fair value of these interest rate swap agreements was not significant at March 31, 2003. Hedge ineffectiveness had no significant impact on earnings for the first quarter of 2003 and 2002.

Note 9 – Comprehensive Loss

The following table sets forth the components of other comprehensive loss and total comprehensive loss:

	Three Months Ended March 31,

	2003	2002

Net loss	$(51)	$(337)
Other comprehensive income (loss)
Net (losses) gains on derivative financial instruments	(3)	5
Minimum pension liability adjustment	—	1
Currency translation adjustment	13	(1)

Total comprehensive loss	$(41)	$(332)

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 10 – Commitments and Contingencies

Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company’s current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in 80 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is also one of a number of defendants in one inactive premises-based asbestos case where the court placed the claim on a formal registry for dormant claims, and for which no defense costs are being incurred. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company’s agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Various other Company subsidiaries and alleged former subsidiaries are among a number of defendants in 50 active premises-based asbestos cases. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. In addition, the Company is subject to known liabilities as to which it is currently not possible to make an estimate, and may be subject to potential unknown liabilities associated with its present and former operations, including environmental liabilities, arising from the operations of its predecessors and prior owners or operators of its sites or operations for which it may be responsible.

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

One proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al, commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a “public nuisance.” On March 20, 2003, the court denied the motions for the judgment as a matter of law filed by both sides during and after the trial. The State of Rhode Island may seek a new trial.

There are eleven pending legal proceedings relating to lead pigment or paint in various pre-trial stages. There are three pending legal proceedings relating to lead pigment or paint that were dismissed after summary judgment was granted by the court in favor of the defendants, but are now pending appeal. There are four legal proceedings relating to lead pigment or paint which have been voluntarily dismissed by the plaintiffs. There is also one legal proceeding relating to lead pigment or paint that was dismissed after summary judgment was granted by the court in favor of the defendants, but which has not been appealed. There are four legal proceedings relating to lead pigment or paint that were abated under the laws of the State of Texas pending the resolution of an appeal in another legal proceeding involving lead pigment or paint where summary judgment was granted by the court in favor of one defendant. During the abatement period, expected to last one to two years, no defense costs will be incurred for the abated legal proceedings. Finally, there are six legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies.

The Company’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company has insurance policies that potentially provide approximately one billion dollars in indemnity coverage for lead-based paint and lead pigment litigation. As a result of insurance coverage litigation

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

initiated by the Company, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

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

A current subsidiary and an alleged predecessor company are parties to the only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business referred to above. In the first of these cases, The City of New York, et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989, the New York City Housing Authority brought an action relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to two housing projects. The other remaining case, Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, includes five minors as plaintiffs. Dispositive motions were filed in that case in late 2002 and have yet to be ruled on by the court.

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

The Company’s businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, “Environmental Laws”). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company’s operations and activities. In particular, the production of TiO2, TiCl4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Commission on Environmental Quality (the “TCEQ”) submitted a plan to the United States Environmental Protection Agency (“EPA”) requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide (“NOx”) emissions requiring increased capital investment by Equistar of between $200 and $260 before the 2007 regulatory deadline, as well as create higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. In January 2001, Equistar, individually and as part of an industry coalition, filed a lawsuit in State District Court in Travis County, Texas seeking adoption of an alternative plan for air quality improvement. In response to the lawsuit, the TCEQ conducted an accelerated scientific review during 2001 and 2002. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds (“HRVOCs”), such as ethylene, propylene, butadiene and butanes. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, and could result in higher annual operating costs. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. On April 14, 2003, a subsidiary of the Company received Proposed Director’s Final Findings and Orders from the Ohio Environmental Protection Agency (the “Ohio EPA”), for alleged violations of Ohio environmental regulations. The Ohio EPA proposed a penalty in the amount of one hundred seventy-five thousand dollars. The Company disputes the findings of the Ohio EPA. The Company and the Ohio EPA are currently negotiating a resolution of this matter. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Certain Company subsidiaries have been named as defendants, potentially responsible parties (the “PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company’s current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between ten thousand dollars and $26. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc., et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the “Draft Study”), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG’s recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company’s estimate of its liability will be reevaluated. The Company’s ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $67 and $90 and has accrued $73 as of March 31, 2003. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spin-off) from Hanson plc (“Hanson”), a company incorporated in the United Kingdom, on October 1, 1996 to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

On January 16, 2002, Slidell Inc. (“Slidell”) filed a lawsuit against Millennium Inorganic Chemicals Inc., a wholly owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

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

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended March 31,

	2003	2002

Net sales
Titanium Dioxide and Related Products	$288	$262
Acetyls	102	65
Specialty Chemicals	25	24

Total	$415	$351

Operating income (loss)
Titanium Dioxide and Related Products	$21	$10
Acetyls	7	(7)
Specialty Chemicals	2	4
Other	(1)	3

Total	$29	$10

Depreciation and amortization
Titanium Dioxide and Related Products	$22	$20
Acetyls	3	3
Specialty Chemicals	2	2

Total	$27	$25

Capital expenditures
Titanium Dioxide and Related Products	$7	$12
Acetyls	—	—
Specialty Chemicals	1	1
Other	—	—

Total	$8	$13

	March 31, 2003	December 31, 2002

Goodwill
Titanium Dioxide and Related Products	$58	$58
Acetyls	48	48

Total	$106	$106

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 12 – Information on Equistar

The following is summarized financial information for Equistar:

	March 31, 2003	December 31, 2002

Current assets	$1,180	$1,126
Noncurrent assets	3,863	3,926

Total assets	$5,043	$5,052

Current liabilities	$984	$714
Noncurrent liabilities	2,284	2,417
Partners’ capital	1,775	1,921

Total liabilities and partners’ capital	$5,043	$5,052

	Three Months Ended March 31,

	2003	2002

Net sales	$1,641	$1,136
Operating loss	(96)	(75)
Loss before cumulative effect of accounting change	(146)	(126)
Cumulative effect of accounting change	—	(1,053)
Net loss	(146)	(1,179)

The Company recorded $30 related to its share of Equistar’s write-down of goodwill during the three months ended March 31, 2002. Even though the Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company, most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

	Three Months Ended March 31,

	2003	2002

Equity in loss of Equistar	$(43)	$(37)
S,D&A costs allocated to the Company’s investment in Equistar	(2)	(2)

Loss on Equistar investment as reported	(45)	(39)

Certain of the Company’s Selling, development and administrative (“S,D&A”) costs that are allocated to its investment in Equistar are included in Loss on Equistar investment on the Company’s Consolidated Statements of Operations. S,D&A costs included therein were $2 for the three months ended March 31, 2003 and 2002.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment under the propylene supply arrangement.

In April 2003, Equistar completed a private placement of $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, are being used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information

Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2003 and December 31, 2002, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three month periods ended March 31, 2003 and 2002, are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders’ equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information - Continued

	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

March 31, 2003
ASSETS
Inventories	$—	$—	$393	$—	$393
Other current assets	6	—	426	—	432
Property, plant and equipment, net	—	—	852	—	852
Investment in Equistar	—	—	520	—	520
Investment in subsidiaries	724	528	—	(1,252)	—
Other assets	15	—	102	—	117
Goodwill	—	—	106	—	106
Due from parent and affiliates, net	702	—	—	(702)	—

Total assets	$1,447	$528	$2,399	$(1,954)	$2,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3	$—	$5	$—	$8
Other current liabilities	31	—	388	—	419
Long-term debt	1,230	—	16	—	1,246
Other liabilities	—	—	335	—	335
Due to parent and affiliates, net	—	139	563	(702)	—

Total liabilities	1,264	139	1,307	(702)	2,008
Minority interest	—	—	23	—	23
Shareholders’ equity	183	389	1,069	(1,252)	389

Total liabilities and shareholders’ equity	$1,447	$528	$2,399	$(1,954)	$2,420

December 31, 2002
ASSETS
Inventories	$—	$—	$406	$—	$406
Other current assets	10	—	403	—	413
Property, plant and equipment, net	—	—	862	—	862
Investment in Equistar	—	—	563	—	563
Investment in subsidiaries	764	569	—	(1,333)	—
Other assets	15	—	102	—	117
Goodwill	—	—	106	—	106
Due from parent and affiliates, net	638	—	—	(638)	—

Total assets	$1,427	$569	$2,442	$(1,971)	$2,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3	$—	$9	$—	$12
Other current liabilities	8	—	442	—	450
Long-term debt	1,196	—	16	—	1,212
Other liabilities	—	—	335	—	335
Due to parent and affiliates, net	—	130	508	(638)	—

Total liabilities	1,207	130	1,310	(638)	2,009
Minority interest	—	—	19	—	19
Shareholders’ equity	220	439	1,113	(1,333)	439

Total liabilities and shareholders’ equity	$1,427	$569	$2,442	$(1,971)	$2,467

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information - Continued

	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

Three Months Ended March 31, 2003
Net sales	$—	$—	$415	$—	$415
Cost of products sold	—	—	330	—	330
Depreciation and amortization	—	—	27	—	27
Selling, development and administrative expense	—	—	29	—	29

Operating income	—	—	29	—	29
Interest expense, net	(22)	—	—	—	(22)
Intercompany interest income (expense), net	24	(1)	(23)	—	—
Loss on Equistar investment	—	—	(45)	—	(45)
Equity in loss of subsidiaries	(61)	(50)	—	111	—
Other expense, net	—	—	(3)	—	(3)
Income taxes	—	—	(9)	—	(9)
Cumulative effect of accounting change	—	—	(1)	—	(1)

Net loss	$(59)	$(51)	$(52)	$111	$(51)

Three Months Ended March 31, 2002
Net sales	$—	$—	$351	$—	$351
Cost of products sold	—	—	293	—	293
Depreciation and amortization	—	—	25	—	25
Selling, development and administrative expense	—	—	23	—	23

Operating income	—	—	10	—	10
Interest (expense) income, net	(22)	—	1	—	(21)
Intercompany interest income (expense), net	27	(1)	(26)	—	—
Loss on Equistar investment	—	—	(39)	—	(39)
Equity in loss of subsidiaries	(346)	(336)	—	682	—
Other expense, net	—	—	(2)	—	(2)
Income taxes	(2)	—	22	—	20
Cumulative effect of accounting change	—	—	(305)	—	(305)

Net loss	$(343)	$(337)	$(339)	$682	$(337)

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except share data)

Note 13 – Supplemental Financial Information – Continued

	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

Three Months Ended March 31, 2003
Cash flows from operating activities	$25	$(1)	$(38)	$—	$(14)

Cash flows from investing activities
Capital expenditures	—	—	(8)	—	(8)

Cash used in investing activities	—	—	(8)	—	(8)

Cash flows from financing activities
Dividends to shareholders	—	(9)	—	—	(9)
Proceeds from long-term debt	95	—	1	—	96
Repayment of long-term debt	(61)	—	(5)	—	(66)
Intercompany	(64)	10	54	—	—
Decrease in notes payable	—	—	(1)	—	(1)

Cash (used in) provided by financing activities	(30)	1	49	—	20

Effect of exchange rate changes on cash	—	—	2	—	2

(Decrease) increase in cash and cash equivalents	(5)	—	5	—	—
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of period	$1	$—	$124	$—	$125

Three Months Ended March 31, 2002
Cash flows from operating activities	$18	$(2)	$(49)	$—	$(33)

Cash flows from investing activities
Capital expenditures	—	—	(13)	—	(13)

Cash used in investing activities	—	—	(13)	—	(13)

Cash flows from financing activities
Dividends to shareholders	—	(9)	—	—	(9)
Proceeds from long-term debt	95	—	2	—	97
Repayment of long-term debt	(85)	—	(2)	—	(87)
Intercompany	(31)	11	20	—	—
Increase in notes payable	—	—	1	—	1

Cash (used in) provided by financing activities	(21)	2	21	—	2

Effect of exchange rate changes on cash	—	—	1	—	1

Decrease in cash and cash equivalents	(3)	—	(40)	—	(43)
Cash and cash equivalents at beginning of year	5	—	109	—	114

Cash and cash equivalents at end of period	$2	$—	$69	$—	$71

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

Results of Consolidated Operations

	Three Months Ended March 31,

	2003	2002

	(Millions, except share data)

Net sales	$415	$351
Operating income	29	10
Loss on Equistar investment	(45)	(39)
Loss before cumulative effect of accounting change	(50)	(32)
Net loss	(51)	(337)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.78)	(0.50)
After cumulative effect of accounting change	(0.80)	(5.30)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company’s first quarter loss before the cumulative effect of accounting changes was $50 million or $0.78 per share for 2003 and $32 million or $0.50 per share for 2002. Before the cumulative effect of accounting changes, the Company’s majority-owned businesses operated at a loss of $5 million or $0.08 per share in the first quarter of 2003 compared to a loss of $6 million or $0.10 per share in the same period of 2002. The cumulative effect of the accounting change for SFAS No. 143, reported in the first quarter of 2003 due to required changes in the method for recognition of asset retirement obligations, was $1 million or $0.02 per share. The cumulative effect of the accounting change for SFAS No. 142, reported in the first quarter of 2002 due to the write-off of certain of the Company’s and Equistar’s goodwill, was $305 million or $4.80 per share. The Company’s after-tax loss on its investment in Equistar for the first quarter of 2003 of $45 million or $0.70 per share increased by $20 million or $0.30 per share, 80% more than the after-tax loss of $25 million or $0.40 per share for 2002.

First quarter 2003 operating income of $29 million increased by $19 million from the first quarter of 2002, as operating income increased by $11 million in the Titanium Dioxide and Related Products business segment and by $14 million in the Acetyls business segment, but was down by $2 million in the Specialty Chemicals business segment and down by $4 million in Other operating income and expense not identified with the three separate business segments.

Net sales of $415 million for the first quarter of 2003 increased by $64 million or 18% compared to the same period of 2002 primarily due to higher sales prices in the Titanium Dioxide and Related Products business segment and higher sales prices and sales volume in the Acetyls business segment. TiO2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 through the end of the first quarter of 2003 as certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during 2002 and the first quarter of 2003 were gradually realized. Foreign currency strength against the US dollar, except for the Brazilian real, also contributed to this price improvement. Specialty Chemicals revenue increased by $1 million or 4% over the prior year quarter.

Manufacturing costs were generally higher for most of the Company’s products in the first quarter of 2003 as compared with the same period of 2002 primarily due to higher utility and feedstock costs, particularly natural gas and ethylene, the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and maintenance and environmental costs, partially offset by higher fixed cost absorption due to higher plant operating rates. In the Acetyls business segment, 2002 costs were increased by $7 million due to unfavorable fixed-price natural gas purchase contracts, which expired at the end of the first quarter of 2002.

First quarter 2003 S,D&A costs of $29 million increased by $6 million or 26% from the prior year quarter, primarily due to increased employee-related costs, lower foreign currency transaction gains and a full quarter of costs related to the Company’s European receivables securitization program in the three months ended March 31, 2003 compared to the same period last year.

The Company reported a pre-tax loss on its investment in Equistar of $45 million for the first quarter of 2003, an increase of $6 million compared to a pre-tax loss of $39 million for the same quarter last year. The pre-tax loss for the first quarter of 2003 includes $4 million representing the Company’s share of Equistar’s loss on the sale of assets (see Note 12 to the Consolidated Financial Statements in this Quarterly Report). Product margins for Equistar’s Petrochemicals and Polymers segments were lower in the first quarter of 2003 compared to the same quarter last year as a result of rapid increases in raw material and energy costs. Equistar implemented significant price increases in the first quarter of 2003 for substantially all of its petrochemicals and polymers products; however, the timing of implementation of these price increases was such that Equistar experienced decreases in average product margins in the first quarter of 2003 compared to the first quarter of 2002.

Income Taxes

The provision for income taxes in the first quarter of 2003 was $9 million compared to a benefit of $20 million in the first quarter of 2002. The Company’s first quarter 2002 results include income tax benefits due to the recognition of deferred tax assets, primarily associated with net operating loss carryforwards, while income tax benefits associated with the Company’s first quarter 2003 pre-tax losses have not been recognized. The Company’s first quarter 2003 income tax provision primarily represents a provision for income taxes in jurisdictions where profits were reported in the quarter.

The Company’s net deferred tax assets, primarily associated with net operating loss carryforwards, are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to expiration of the net operating loss carryforwards. If it were considered to be more likely than not that the deferred tax assets would not be realized, a valuation allowance would be established against some or all of the deferred tax assets.

As a result of the Company’s assessment of its net deferred tax assets at March 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that $75 million of its net deferred tax assets will be realized in the future and therefore, no valuation allowance was required for this portion of its net deferred tax assets at March 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such determination would be made.

The Company’s effective tax rate may change significantly from quarter to quarter during 2003, dependent upon its quarterly assessment of deferred tax assets and its pre-tax operating results. The Company currently expects that if it continues to report pre-tax losses, income tax benefits associated with those losses would not be recognized, and therefore those losses would not be reduced by such income tax benefits.

Outlook for 2003

The Company announced additional price increases for TiO2 during the first quarter of 2003; however, contracts with most of the Company’s large-volume TiO2 customers include periods of price protection. Therefore, the benefits of TiO2 price increases, if implementation is successful, may not be fully realized by the Company for several months after the effective date of the price increases. The success of price increases is dependent on continuing economic recovery and accompanying strong customer demand. Earnings in the TiO2 business segment are expected to improve in the second quarter of 2003 over the first quarter as sales volume should increase seasonally due to the North American and European coatings season. Manufacturing costs per metric ton are also expected to improve with higher operating rates and global TiO2 price increases should continue to be gradually realized.

Acetyls profitability in the second quarter of 2003 is expected to be lower than in the first quarter as anticipated lower natural gas feedstock costs are expected to be offset by the adverse effects of an extended acetic acid plant shutdown.

Specialty Chemicals earnings in the second quarter of 2003 are expected to be comparable to the first quarter of 2003 as new product sales growth continues. Crude sulfate turpentine (“CST”) costs are expected to slightly increase in the second quarter.

While Equistar’s raw material and energy costs peaked in late February and early March 2003, they have since moderated. Sales price increases in Equistar’s core ethylene chain and co-products, coupled with the moderation of raw material and energy costs, have improved ethylene production economics, particularly for production using crude oil-based raw materials. However, the combination of higher product prices and global economic and political uncertainty is negatively impacting demand and Equistar sales volume early in the second quarter of 2003. Global economic weakness, combined with uncertainty following the war in Iraq, make it difficult to provide a near-term outlook. Nevertheless, product margins have improved and Equistar belives that, barring further economic deterioration, undue pricing pressure or a resumption of raw material and energy cost inceases, the industry is positioned to show a significant near-term improvement as demand recovers. More importantly, the longer-term fundamentals in its business lines are favorable, and Equistar’s operations are expected to benefit when current global events and economic uncertainties are resolved.

With the Company’s continued focus on cost reduction, improved prices for its major products, and moderation of natural gas prices from the very high levels experienced in the first quarter of 2003, overall prospects for the Company’s majority-owned businesses are expected to be favorable for 2003 compared to 2002; however, the current global economic uncertainties and volatile energy markets could significantly adversely affect these prospects as well as the prospects of Equistar.

Independent Review

The Company recently commissioned a review by an outside independent third party of its business plan, strategic options and competitive position. The findings of this review, first, confirmed the attractiveness of the TiO2 and acetyls businesses and their ability to offer an opportunity for above-average returns over the next several years. Second, they affirmed the importance of continuous improvement in our cost structure while delivering improved value to our customers. Accordingly, the Company currently intends to focus its resources primarily on efforts to increase its efficiency and improve its profitability. Third, the Company’s interest in Equistar provides considerable potential for future cash generation and debt reduction; current industry expectations regarding improvements in the ethylene/polyethylene cycle correspond well with the Company’s long-term debt maturity schedule. At the same time, the Company will continue to review its strategic options for Equistar.

The Company currently is undertaking a fresh and independent review of its organizational structure to ensure alignment with the efficiency and profitability priorities mentioned above.

Segment Analysis

Titanium Dioxide and Related Products

	Three Months Ended March 31,

	2003	2002

	(Millions)
Net sales	$288	$262
Operating income	21	10

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Operating income for the first quarter of 2003 of $21 million increased by $11 million or 110% compared to the same quarter of 2002 as higher selling prices ($34 million) more than offset the unfavorable effects of higher manufacturing and other cost of sales ($20 million), higher S,D&A expenses ($2 million) and lower sales volume ($1 million).

Sales revenue in the first quarter of 2003 of $288 million increased by $26 million or 10% compared to the prior year quarter due to higher average selling prices and foreign currency strength against the US dollar, except for the Brazilian real, partially offset by lower sales volume. The first quarter average TiO2 selling price was 16% higher than the prior year quarter in US dollar terms and 10% higher in local currencies. US dollar TiO2 prices in the first quarter of 2003 were higher than prices in the first quarter of 2002 in all major geographic regions and across all major markets, reflecting the realization of all or portions of the worldwide price increases for TiO2 previously announced by the Company and most major producers during 2002 and the first quarter of 2003, as well as the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. This was partially offset by a 5% decrease in sales volume, as generally poorer weather compared to the prior year and uncertain economic conditions held back demand and delayed the traditional March start of the North American and European coatings seasons. TiO2 sales volume was lower than the prior year in all major geographic regions globally except Central and South America.

Operating income in the first quarter of 2003 was decreased by $20 million as a result of higher manufacturing and other cost of sales per metric ton in 2003 compared with the prior year quarter. TiO2 manufacturing cost per metric ton in the first quarter of 2003 was 12% higher than the same quarter last year due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher costs for raw materials and utilities (including higher natural gas costs) and increased maintenance and environmental costs. These were partially offset by higher fixed cost absorption due to increased production volume. The overall operating rate of the Company’s TiO2 plants in the first quarter of 2003 was 88%, up from 81% in the same period last year.

S,D&A expenses increased by $2 million or 7% compared to the prior year quarter, primarily due to increased employee-related costs, lower foreign currency transaction gains and a full quarter of costs related to the Company’s European receivables securitization program in the three months ended March 31, 2003 compared to the same period last year.

Acetyls

	Three Months Ended March 31,

	2003	2002

	(Millions)
Net sales	$102	$65
Operating income (loss)	7	(7)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Operating income in the Acetyls business segment of $7 million for the three months ended March 31, 2003 increased by $14 million from an operating loss of $7 million in the first quarter of 2002, primarily due to higher average selling prices ($27 million), partially offset by increased production costs ($13 million).

Net sales for the first quarter of 2003 of $102 million increased by $37 million or 57% from the prior year, primarily due to selling prices that were significantly above prior year levels. The aggregate US dollar price for vinyl acetate monomer (“VAM”) and acetic acid increased by 34% from the first quarter of 2002 as worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls’ principal products were realized. Aggregate first quarter of 2003 sales volume for VAM and acetic acid increased by 17% over the first quarter of 2002, driven primarily by increased demand for acetic acid.

In the first quarter of 2003, production costs for VAM and acetic acid were 15% higher in comparison to the first quarter of 2002, primarily due to higher utility and feedstock costs, particularly natural gas and ethylene. Natural gas prices and, as a result, the cost of ethylene, increased significantly in the first quarter of 2003 due to cold weather in certain regions of the US and events in the Middle East. Feedstock costs during the first quarter of 2002 were increased by $7 million due to unfavorable fixed-price natural gas purchase contracts.

First quarter 2003 S,D&A expenses in the Acetyls business segment were similar to S,D&A expenses in the same period of 2002.

Specialty Chemicals

	Three Months Ended March 31,

	2003	2002

	(Millions)
Net sales	$25	$24
Operating income	2	4

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Operating income for the three months ended March 31, 2003 of $2 million was $2 million or 50% lower than the three months ended March 31, 2002. The decrease was primarily due to higher manufacturing and other cost of sales ($3 million), partially offset by higher sales volume ($1 million).

Net sales for the three months ended March 31, 2003 increased by $1 million or 4% to $25 million compared to the three months ended March 31, 2002. The weighted-average selling price for Specialty Chemicals products decreased by 1% from the first quarter of 2002 due to the Company’s implementation of a competitive pricing structure in 2003 to regain and maintain market share. Sales volume was up 7% from the first quarter of 2002 as volumes increased across all product lines, particularly those sold in the European market.

The average cost of CST, the principal raw material for the business, remained relatively level with the prior year quarter. Production costs and other cost of sales increased in the first quarter of 2003 compared to the first quarter of 2002 due to higher costs for raw materials other than CST and production of a greater proportion of higher-cost products. Distribution costs were higher due to increased freight costs resulting from higher export sales.

For the three months ended March 31, 2003, S,D&A costs were similar to S,D&A costs in the same period of 2002.

Other

	Three Months Ended March 31,

	2003	2002

	(Millions)
Operating (loss) income	$(1)	$3

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Operating (loss) income not identified with the three separate business segments for the three months ended March 31, 2003 was $4 million less than the three months ended March 31, 2002, primarily due to lower income from employee benefit plans related to predecessor businesses and other expenses not allocated to the separate business segments.

Equistar

	Company’s Share		Reported by Equistar

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002(1)

	(Millions)
Equity in loss of Equistar	$(43)	$(37)	$(146)	$(126)
S,D&A costs allocated to the Company’s investment in Equistar	(2)	(2)	—	—

Loss on Equistar investment as reported	(45)	(39)	(146)	(126)

______________

(1)

Before cumulative effect of accounting change

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company reported a pre-tax loss on its investment in Equistar of $45 million for the first quarter of 2003, an increase of $6 million compared to a pre-tax loss of $39 million for the same quarter last year. The pre-tax loss for the first quarter of 2003 includes $4 million representing the Company’s share of Equistar’s loss on the sale of assets (see Note 12 to the Consolidated Financial Statements in this Quarterly Report).

Equistar reported a net loss in the first quarter of 2003 of $146 million compared to a net loss before the cumulative effect of the change in accounting for goodwill of $126 million in the first quarter of 2002. Results for the first quarter of 2003 included a loss of $12 million from the sale of assets, and results for the first quarter of 2002 included a $33 million negative impact from certain above-market fixed price feedstock purchase contracts. The increase in net loss was primarily due to lower product margins as a result of rapid increases in raw material and energy costs in the first quarter of 2003 compared to the first quarter of 2002. In addition, demand was adversely impacted by the global economic uncertainties and product price increases.

Equistar’s Petrochemicals segment reported an operating loss for the first quarter of 2003 of $32 million, an $8 million greater loss than the $24 million loss reported for the same quarter last year. Excluding approximately $33 million of additional costs incurred in the first quarter of 2002 as a result of certain above-market fixed price feedstock purchase contracts entered into in early 2001, which largely expired by the end of the first quarter of 2002, the operating loss increased by $41 million. The greater operating loss in the first quarter of 2003 is primarily due to lower product margins. Revenues of $1.5 billion in the first quarter of 2003 were 55% higher than revenues in the same period last year due to higher sales prices, partially offset by lower sales volume. However, dramatically higher raw material and energy costs in the first quarter of 2003 offset the higher average sales prices, resulting in lower product margins.

Equistar’s Polymers segment reported an operating loss of $35 million for the first quarter of 2003, a $14 million greater loss than the $21 million loss reported in the first quarter of 2002. The operating loss in the first quarter of 2003 includes the $12 million loss on the sale of assets. Lower margins as a result of increases in raw material costs, primarily ethylene and propylene, as well as higher energy costs and, to a lesser extent, lower sales volume contributed to the increase in net loss. Benchmark ethylene and propylene costs were 49% and 54% higher, respectively, in the first quarter of 2003 compared to the first quarter of 2002. In response to the higher raw material costs, price increases were implemented in the first quarter of 2003. However, the timing of implementation of these price increases was such that it did not fully offset the impact of the raw material and energy cost increases.

Liquidity and Capital Resources

The Company has historically financed its activities primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000 and it is unlikely the Company will receive any cash distributions from Equistar in 2003.

Cash used in operating activities for the quarter ended March 31, 2003 was $14 million compared to $33 million used in the quarter ended March 31, 2002. The $19 million decrease in cash used in operating activities was primarily due to higher operating income before depreciation and amortization ($21 million), favorable movements in other current assets compared to unfavorable movements in the prior year ($17 million), and various other favorable movements in assets and liabilities compared to the prior year ($1 million), partially offset by movements in trade working capital (accounts receivable, inventory and accounts payable) that were unfavorable to a greater extent than the prior year ($20 million).

Cash used in investing activities for capital expenditures in the quarter ended March 31, 2003 was $8 million compared to $13 million used for capital expenditures in the first quarter of 2002. The 38% decrease in capital spending from the first quarter of 2002 reflects the Company’s continued focus on optimization of its asset base. Capital spending for 2003 is expected to be approximately $60 million.

Cash provided by financing activities was $20 million in the first quarter of 2003 compared to $2 million provided in the first quarter of 2002. Financing activities in 2003 included $29 million of net debt proceeds, while 2002 included $11 million of net debt proceeds. Dividends paid to shareholders totaled $9 million in both years.

On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of the 9.25% Senior Notes. The proceeds of the offering were used to repay all of the $85 million of borrowings outstanding under the Company’s Revolving Loans and for general corporate purposes. At April 30, 2003, the Company had $13 million outstanding (no outstanding borrowings and outstanding letters of credit of $13 million) under the Revolving Loans and, accordingly, had $162 million of unused availability under such facility, and had $48 million outstanding under the Term Loans. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $11 million at April 30, 2003. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $34 million at April 30, 2003.

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2003. Due to its expectation that it would not be in compliance at June 30, 2003, the Company obtained an amendment to the Credit Agreement on April 25, 2003, which amended the Leverage Ratio and Interest Coverage Ratio, each as defined in the Credit Agreement, as described below.

The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the offering of $100 million additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described in Note 7 to the Financial Statements included in this Quarterly Report. The latest amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.75 to 1.00 for the second quarter of 2003; 5.50 to 1.00 for the third quarter of 2003; 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than 2.25 to 1.00 for the second, third and fourth quarters of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures”) that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2003, any reduction in CNTA below approximately $1.5 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.0 billion at March 31, 2003.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company’s Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and (iii) 50% of any cash distributions received from Equistar. As of the filing of this Quarterly Report, the amount of the restricted payments basket is $39 million and includes results through March 31, 2003. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company’s ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The Company is currently rated BB+ by S&P and Ba1 by Moody’s, which are both non-investment grade ratings. On March 7, 2003, S&P lowered the Company’s credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P’s concern regarding the Company’s ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. As a result of the non-investment grade rating by both S&P and Moody’s, the Company was required to provide in April of 2003 a $2.5 million letter of credit in accordance with a real estate lease, which resulted in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions.

On April 30, 2003, the Company renewed an agreement that provides the Company with the right to use certain precious metal owned by a third party for a one-year term. The precious metal is used as a component in a catalyst in the Company’s La Porte, Texas facility. The agreement requires the Company to either deliver the precious metal to the third party at the end of the term or pay for it at its then-current value. The agreement provides that, if the Company is downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the precious metal at its then-current value. The value of the precious metal at April 30, 2003 was $13 million.

At March 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, and 7.625% Senior Debentures.

The Company’s focus in 2003 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company’s cash requirements in 2003.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to apply generally accepted accounting principles to the Company’s specific circumstances and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no revisions to the critical accounting policies discussed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Developments

See Note 3 to Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See Note 8 to Consolidated Financial Statements included in this Quarterly Report for discussion of the Company’s management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

There have been no material developments with respect to the Company’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits –

4.1	Exchange and Registration Rights Agreement. *

10.1

Third Amendment dated as of April 25, 2003 to the Credit Agreement dated June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). *

99.1	Information relevant to forward-looking statements. *

99.2	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.3	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(b)

Reports on Form 8-K.

Current Reports on Form 8-K dated March 25, 2003, March 27, 2003, March 31, 2003, April 1, 2003, April 14, 2003, April 22, 2003, April 23, 2003, April 28, 2003 and April 29, 2003 were filed during the quarter ended March 31, 2003 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CHEMICALS INC.
Date: May 12, 2003	By:	/S/ JOHN E. LUSHEFSKI

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/S/ WILLIAM M. LANDUYT

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/S/ JOHN E. LUSHEFSKI

John E. Lushefski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

4.1	Exchange and Registration Rights Agreement.

10.1

Third Amendment dated as of April 25, 2003 to the Credit Agreement dated June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

99.1	Information relevant to forward-looking statements.

99.2	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.