Form 10-Q
period 2003-06-30
MILLENNIUM CHEMICALS INC
filed 2003-08-19
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3436215 (I.R.S. Employer Identification No.)

Prior to September 1, 2003:

230 Half Mile Road
Red Bank, NJ 07701
732-933-5000

On and After September 1, 2003:

20 Wight Avenue, Suite 100
Hunt Valley, MD 21030

410-229-4400

(Address of principal executive offices)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,600,910 shares of Common Stock, par value $.01 per share, as of July 31, 2003, excluding 14,295,676 shares held by the registrant, its subsidiaries and certain Company trusts, which are not entitled to vote.

MILLENNIUM CHEMICALS INC.

In this Quarterly Report, the terms “our”, “we” and “the Company” are to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

Non-GAAP Financial Measures

Financial measures based on accounting principles generally accepted in the United States of America (“GAAP”) are commonly referred to as GAAP financial measures. For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses so-called non-GAAP financial measures, primarily EBITDA, Pro Forma EBITDA, Pro Forma Operating Income, Pro Forma Net Sales and Pro Forma Depreciation and Amortization. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies’ performance. Pro Forma EBITDA and Pro Forma Operating Income include the Company’s underlying interest (29.5%) in Equistar’s results. Pro Forma Net Sales and Pro Forma Depreciation and Amortization include net sales and depreciation and amortization, respectively, in accordance with GAAP together with the Company’s underlying interest in Equistar’s corresponding amounts. The Company believes this pro forma information provides useful information to investors regarding its underlying interest in Equistar. EBITDA and the pro forma measures identified above are not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures of other companies.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MILLENNIUM CHEMICALS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Millions, except share data)

	June 30, 2003	December 31, 2002

		(Restated - See Note 2)

ASSETS
Current assets
Cash and cash equivalents	$155	$125
Trade receivables, net	221	210
Inventories	439	406
Other current assets	78	78

Total current assets	893	819
Property, plant and equipment, net	866	862
Investment in Equistar	506	563
Other assets	53	46
Goodwill	106	106

Total assets	$2,424	$2,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$4
Other short-term borrowings	14	14
Current maturities of long-term debt	9	12
Trade accounts payable	233	274
Income taxes payable	43	44
Accrued expenses and other liabilities	112	127

Total current liabilities	411	475
Long-term debt	1,328	1,212
Deferred income taxes	303	337
Other liabilities	386	388

Total liabilities	2,428	2,412
Commitments and contingencies (Note 11)
Minority interest	27	19
Shareholders’ equity
Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at June 30, 2003 and December 31, 2002)	1	1
Paid in capital	1,295	1,297
Retained deficit	(829)	(776)
Cumulative other comprehensive loss	(243)	(299)
Treasury stock, at cost (14,323,487 and 14,766,279 shares at June 30, 2003 and December 31, 2002, respectively)	(267)	(275)
Deferred compensation	12	17

Total shareholders’ equity	(31)	(35)

Total liabilities and shareholders’ equity	$2,424	$2,396

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated - See Note 2)		(Restated - See Note 2)
Net sales	$416	$405	$831	$756
Operating costs and expenses
Cost of products sold	326	335	657	628
Depreciation and amortization	28	25	55	50
Selling, development and administrative expense	37	25	67	51
Reorganization costs	1	—	1	—

Operating income	24	20	51	27
Interest expense	(24)	(22)	(47)	(44)
Interest income	1	1	2	2
Loss on Equistar investment	(14)	(8)	(57)	(45)
Other expense, net	(1)	—	(1)	(1)

Loss before income taxes, minority interest and cumulative effect of accounting change	(14)	(9)	(52)	(61)
Benefit from income taxes	6	11	21	31

(Loss) income before minority interest and cumulative effect of accounting change	(8)	2	(31)	(30)
Minority interest	(1)	—	(4)	(1)

(Loss) income before cumulative effect of accounting change	(9)	2	(35)	(31)
Cumulative effect of accounting change	—	—	(1)	(305)

Net (loss) income	$(9)	$2	$(36)	$(336)

Basic and diluted (loss) earnings per share:
Before cumulative effect of accounting change	$(0.14)	$0.02	$(0.54)	$(0.49)
From cumulative effect of accounting change	—	—	(0.02)	(4.80)

After cumulative effect of accounting change	$(0.14)	$0.02	$(0.56)	$(5.29)

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Millions)

	Six Months Ended June 30,

	2003	2002

		(Restated - See Note 2)
Cash flows from operating activities:
Net loss	$(36)	$(336)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	1	305
Depreciation and amortization	55	50
Deferred income tax benefit	(32)	(28)
Loss on Equistar investment	57	45
Minority interest	4	1
Other, net	1	3
Changes in assets and liabilities:
Increase in trade receivables	(5)	(3)
(Increase) decrease in inventories	(14)	46
Decrease (increase) in other current assets	13	(13)
Decrease (increase) in other assets	1	(7)
Decrease in trade accounts payable	(49)	(18)
Decrease in accrued expenses and other liabilities and income taxes payable	(23)	(10)
Decrease in other liabilities	(15)	(21)

Cash (used in) provided by operating activities	(42)	14

Cash flows from investing activities:
Capital expenditures	(19)	(25)

Cash used in investing activities	(19)	(25)

Cash flows from financing activities:
Dividends to shareholders	(17)	(9)
Proceeds from long-term debt, net of financing costs	279	254
Repayment of long-term debt	(173)	(231)
(Decrease) increase in notes payable	(5)	4

Cash provided by financing activities	84	18

Effect of exchange rate changes on cash	7	1

Increase in cash and cash equivalents	30	8
Cash and cash equivalents at beginning of year	125	114

Cash and cash equivalents at end of period	$155	$122

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except share data)

Note 1 – Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary and the La Porte Methanol Company. All significant intercompany accounts and transactions have been eliminated. The Company’s 29.5% investment in Equistar, a joint venture between the Company and Lyondell Chemical Company (“Lyondell”), is accounted for by the equity method; accordingly, the Company’s share of Equistar’s pre-tax net income or loss is included in net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation, principally $2 and $4 of selling, development and administrative (“S,D&A”) costs allocated to the Company’s investment in Equistar and previously reported in Loss on Equistar investment for the three months and six months ended June 30, 2002, respectively, have been reclassified to Selling, development and administrative expense in the Company’s Consolidated Statements of Operations, as no such S,D&A costs were allocated and reported in Loss on Equistar investment for the three months and six months ended June 30, 2003.

Note 2 – Restatement of Financial Statements

As a result of errors discovered in the third quarter of 2003, the Company is restating its financial statements for the years 1998 through 2002 and for the first quarter of 2003, to correct its accounting for deferred taxes relating to its Equistar investment and French subsidiaries, the calculation of its pension benefit obligations and its accounting for a multi-year gold transaction. The Company’s independent auditors, PricewaterhouseCoopers LLP (“PwC”), concur with the Company’s decision to restate its financial statements.

Deferred tax assets and liabilities and deferred tax expense are being restated for the years 1998 through 2002 and for the first quarter of 2003 to appropriately account for the Company’s book and tax basis differences associated with its investment in Equistar in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The effect of the adjustments to deferred tax assets and liabilities is to increase net deferred tax liabilities by $425, increase Retained deficit by $440 and decrease Cumulative other comprehensive loss by $15 at December 31, 2002. The effect of the adjustments to Benefit from income taxes for the three months and for the six months ended June 30, 2002 is not significant. In addition, net deferred tax liabilities and Retained deficit are being increased by $10 for the elimination of the deferred tax asset relating to the Company’s French subsidiaries at December 31, 2002. Upon further evaluation, the Company determined that realization of such asset was not more likely than not.

The Company’s accrued benefit costs, included in Other liabilities, and its net periodic benefit cost are being restated for 2002 and for the first quarter of 2003. The restatement corrects errors in the calculation of the Company’s pension liability. The Company’s principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated benefit obligation at December 31, 2002 for the Company’s largest domestic pension plan. The effect of these corrections is to increase accrued benefit cost by $53, decrease net deferred tax liabilities by $19, increase Retained deficit by $1 and increase Cumulative other comprehensive loss by $33 at December 31, 2002. Net periodic benefit cost is being increased by $1 and Operating income is being decreased by $1 for each of the three months and six months ended June 30, 2002.

The Company also is restating its financial statements for the years 1998 through 2002 and for the first quarter of 2003 due to a change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 8. The Company previously accounted for this agreement as an operating lease but is now accounting for this agreement as a secured financing. As a result, Other assets are being increased by $4, Current liabilities are being increased by $13, net deferred tax liabilities are being decreased by $4, and Retained deficit is being increased by $5 at December 31, 2002. This restatement is decreasing Operating income for the three months and six months ended June 30, 2002 by $1 and $2, respectively.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

A summary of the aggregate effect of these restatements and the reclassification, described in Note 1, on the Company’s Consolidated Balance Sheet and Consolidated Statements of Operations for the periods presented herein is shown below.

	December 31, 2002

	As Reported	As Restated

Changes to Consolidated Balance Sheet:
Deferred income taxes – asset	$75	$—
Other assets	42	46
Total assets	2,467	2,396
Other short-term borrowings	—	14
Accrued expenses and other liabilities	128	127
Total current liabilities	462	475
Deferred income taxes – liability	—	337
Other liabilities	335	388
Total liabilities	2,009	2,412
Retained deficit	(320)	(776)
Cumulative other comprehensive loss	(281)	(299)
Total shareholders’ equity	439	(35)
Total liabilities and shareholders’ equity	2,467	2,396

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002

	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Statements of Operations:
Selling, development and administrative expense	$21	$25	$44	$51
Operating income	24	20	34	27
Loss on Equistar investment	(10)	(8)	(49)	(45)
Loss before income taxes, minority interest and cumulative effect of accounting change	(7)	(9)	(58)	(61)
Benefit from income taxes	9	11	29	31
Income (loss) before minority interest and cumulative effect of accounting change	2	2	(29)	(30)
Income (loss) before cumulative effect of accounting change	2	2	(30)	(31)
Net income (loss)	2	2	(335)	(336)
Basic and diluted earnings (loss) per share:
Before cumulative effect of accounting change	0.02	0.02	(0.48)	(0.49)
After cumulative effect of accounting change	0.02	0.02	(5.28)	(5.29)

The Company intends to file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002 and an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to reflect the above-described restatements and the reclassification described in Note 1.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 3 – Earnings per Share and Stock-Based Compensation

The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted-average common stock outstanding – basic	63,972,811	63,546,434	63,913,148	63,511,461
Options	—	120,807	—	—
Restricted shares	—	85,081	—	—
Shares held by employee benefit plan trusts	—	224,170	—	—

Weighted-average common stock outstanding – diluted	63,972,811	63,976,492	63,913,148	63,511,461

The calculation of diluted earnings per share for the three months ended June 30, 2003 does not include 5,767 options to purchase common stock, 58,212 restricted shares issued under a Company incentive plan, and 220,718 shares held by certain of the Company’s employee benefit plan trusts. The calculation of diluted earnings per share for the six months ended June 30, 2003 does not include 628 options to purchase common stock, 58,038 restricted shares issued under a Company incentive plan, and 222,575 shares held by certain of the Company’s employee benefit plan trusts. The calculation of diluted earnings per share for the six months ended June 30, 2002 does not include 106,623 options to purchase common stock, 84,759 restricted shares issued under a Company incentive plan, and 224,170 shares held by certain of the Company’s employee benefit plan trusts. The effect of including these options and shares would be antidilutive.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. SFAS No. 123 also allows the Company to continue to account for stock-based compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net (loss) income and related (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated - See Note 2)		(Restated - See Note 2)
Net (loss) income before cumulative effect of accounting change	$(9)	$2	$(35)	$(31)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1)	(1)	(1)	(1)

Pro forma net (loss) income before cumulative effect of accounting change	$(10)	$1	$(36)	$(32)

(Loss) earnings per share:
Basic and diluted – as reported	$(0.14)	$0.02	$(0.54)	$(0.49)

Basic and diluted – pro forma	$(0.15)	$—	$(0.55)	$(0.51)

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

Note 4 – Recent Accounting Developments

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company’s asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company’s assets are legally restricted for purposes of settling these obligations. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was insignificant to the Company’s reported assets and liabilities. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is not expected to be significant. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was not significant for each of the three months and six months ended June 30, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the aggregate asset retirement obligation at June 30, 2003, January 1, 2003, June 30, 2002, and January 1, 2002, as if SFAS No. 143 had been applied during all periods affected is $13, $12, $11, and $11, respectively.

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

Note 5 – Reorganization Costs

In July 2003, the Company announced the implementation of a program to reduce costs. The program will result in the departure of approximately 175 employees worldwide and, effective September 1, 2003, the relocation of the Company’s headquarters from Red Bank, New Jersey to the Company’s existing administrative offices in Hunt Valley, Maryland. In addition, the Company announced that it would suspend payment of dividends on its common stock.

The Company expects to record charges over several quarters, totaling approximately $20 to $25, as a result of this program, including the headquarters relocation. The Company has recorded charges of $1 in the three months ended June 30, 2003 for severance-related costs for employees departing from its Red Bank, New Jersey office in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS No. 112”). Most of the remaining estimated charges not recorded in the second quarter of 2003, including contractual commitments for ongoing lease costs less expected sublease income associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement, are expected to be recorded in the third quarter of 2003. Smaller charges are expected to be recorded for several quarters subsequent to the third quarter of 2003. All costs associated with this reorganization are accounted for in accordance with SFAS No. 112 or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as appropriate. Cash payments, estimated at approximately $15, for the implementation of this program are expected to be made in the third quarter of 2003. The remainder of the cash payments relating to the reorganization, which are estimated to be $5 to $10, will be disbursed in subsequent quarters.

Note 6 – European Receivables Securitization Program

Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party), with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $66 and $61 outstanding at June 30, 2003 and December 31, 2002, respectively, are removed from the Company’s Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

the transferred assets that do not qualify as a sale, $11 and $9 at June 30, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company’s historical collection rate for these trade receivables. Unused availability under this arrangement at June 30, 2003 was 3 million euro. For the six months ended June 30, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $182 and $83, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 for each of the three months and six months ended June 30, 2003, and for each of the three months and six months ended June 30, 2002. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant. In the event the Company’s unsecured long-term debt is downgraded to a rating of either B2 by Moody’s or B by S&P, the counterparty would have the right to terminate the securitization arrangement.

Note 7 – Inventories

Inventories are stated at the lower of cost or market value.

	June 30, 2003	December 31, 2002

Finished products	$270	$210
In-process products	31	30
Raw materials	75	106
Maintenance parts and supplies	63	60

	$439	$406

Note 8 – Long-Term Debt and Credit Arrangements

On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the completion of an offering by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of 9.25% Senior Notes due June 15, 2008 (the “9.25% Senior Notes”). The net proceeds of the offering were used to repay all of the $85 of outstanding borrowings at that time under the Company’s revolving loan portion (the “Revolving Loans”) of its credit agreement (the “Credit Agreement”), which expires on June 18, 2006, and for general corporate purposes. The Company and Millennium America guarantee the obligations under the Credit Agreement.

In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America of $100 additional principal amount at maturity of the 9.25% Senior Notes. The gross proceeds of the offering were used to repay all of the $35 of outstanding borrowings at that time under the Company’s Revolving Loans and to repay $65 outstanding under the term loan portion (the “Term Loans”) of the Credit Agreement.

The Company had $30 outstanding ($15 of outstanding borrowings and outstanding undrawn standby letters of credit of $15) of the maximum available credit line of $175 under the Revolving Loans and, accordingly, had $145 of unused availability under such facility, and had $48 outstanding under the Term Loans at June 30, 2003. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding undrawn standby letters of credit under other arrangements of $11 at June 30, 2003. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $29 at June 30, 2003.

The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of June 30, 2003, $15 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

Administrative Agent’s prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company’s Leverage Ratio, as defined.

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of prior financial statements as discussed in Note 2, the Company obtained a waiver on August 11, 2003 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all financial covenants under the Credit Agreement in effect at June 30, 2003. However, the Company believes that it will not be in compliance with certain of these financial covenants as of September 30, 2003. Accordingly, the Company is seeking a waiver or amendment to the Credit Agreement, which it expects to obtain by September 30, 2003. In the event the Company is unable to obtain a waiver or amendment of the Credit Agreement, the Company currently believes that it would be able to refinance the Credit Agreement. The Company may incur additional costs in the form of fees and interest expense in connection with any such waiver, amendment and/or refinancing, and additional restrictions could be imposed on the Company.

The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the June 2002 offering of $100 additional principal amount of the 9.25% Senior Notes and repayment of the Credit Agreement debt described above. The April 2003 amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.50 to 1.00 for the third quarter of 2003; 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than 2.25 to 1.00 for the third and fourth quarters of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the “Senior Notes”) that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2003, any reduction in CNTA below approximately $1,600 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its common stock or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.25 to 1.00, there would be certain restrictions on the Company’s ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

At June 30, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

The Company currently is rated BB by S&P. The Company has a senior implied rating from Moody’s of Ba2 and the Senior Notes are rated Ba3 by Moody’s. These ratings are non-investment grade ratings. On March 7, 2003, S&P lowered the Company’s credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P’s concern regarding the Company’s ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. On July 22, 2003, S&P again lowered the Company’s credit rating from BB+ to BB, citing the Company’s July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemical industry as factors that are likely to further delay the Company’s efforts to restore its financial profile. On August 6, 2003, S&P announced that it had placed the Company’s credit ratings on CreditWatch with negative implications, citing the Company’s August 6, 2003 announcement regarding restatements of financial statements. S&P stated that it will resolve the CreditWatch once the Company completes its restatements and final disclosures are available. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. On July 23, 2003, Moody’s announced that it had placed the Company’s credit ratings under review for possible downgrade due to Moody’s concern that weaker North American demand for titanium dioxide combined with pricing pressure could translate into weaker credit metrics and less free cash flow for the near term. On August 13, 2003, Moody’s announced that it had lowered the Company’s senior implied rating to Ba2, and the Senior Notes’ rating to Ba3, citing the Company’s high leverage, modest coverage of interest expense, weaker than anticipated TiO2 demand and potential covenant compliance issues. The ratings remain under review by Moody’s for downgrade pending further discussion with the Company once the Company completes its restatements and final disclosures. As a result of the non-investment grade ratings by both S&P and Moody’s, the Company was required to provide, in April 2003, a $2.5 letter of credit, which remains outstanding, to secure its obligations under a real estate lease, resulting in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions. In addition, these actions by Moody’s and S&P could heighten concerns of the Company’s creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

The Company uses gold as a component in a catalyst in the Company’s La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. As a result of a change in accounting for this agreement, the Company’s financial statements were restated as more fully described in Note 2. In April 2003, the Company renewed this agreement for a one-year term. The renewed agreement requires the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provides that if the Company is downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the gold at its then-current value. The Company believes that it is uncertain whether the renewed agreement’s reference to Moody’s Ba2 rating is intended to refer to Moody’s senior implied rating of the Company, which currently is Ba2, or to Moody’s issuer rating, which currently is Ba3. Accordingly, the Company currently is uncertain whether the counterparty has the right to require the Company to purchase the gold. The Company is in discussions with the counterparty to this agreement, and the counterparty has requested the Company to either purchase the gold or provide a letter of credit. If the Company is required to purchase the gold, it currently expects that it will fund the purchase under the Credit Agreement. The value of the gold and the Company’s obligation under this agreement was $14 at each of June 30, 2003 and December 31, 2002. The Company’s obligation under this agreement is included in Other short-term borrowings. The change in value of the gold and the Company’s obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 for each of the three months ended June 30, 2003 and 2002, a loss of $2 for the six months ended June 30, 2002, and for the six months ended June 30, 2003 was not significant. In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The value of this forward agreement at June 30, 2003 was $1 million and is included in Other current assets. The change in value of this forward agreement was a gain of $1 for the three months ended June 30, 2003, which is included in Selling, development and administrative expense.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

The maturities of the Company’s Long-term debt and Other short-term borrowings through 2008 and thereafter are as follows:

	July 1- December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total

Revolving Loans	$—	$—	$—	$15	$—	$—	$—	$15
Term Loans	1	3	23	21	—	—	—	48
7.00% Senior Notes	—	—	—	500	—	—	—	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250
9.25% Senior Notes	—	—	—	—	—	475	—	475
Other Long-term debt	5	3	5	4	2	1	4	24

Maturities of Long-term debt	$6	$6	$28	$540	$2	$476	$254	1,312

Non-cash components of Long-term debt								25

Total Long-term debt								$1,337

Other short-term borrowings	$—	$14	$—	$—	$—	$—	$—	$14

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

Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company’s foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of June 30, 2003, these contracts had expiration dates no later than March 2004.

The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were gains of $3 in each of the three months and six months ended June 30, 2003, and gains of $5 and $7 in the three months and six months ended June 30, 2002, respectively.

In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income (“OCI”) until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were a net loss of $4 for each of the three months and six months ended June 30, 2003, and a net gain of $3 for each of the three months and six months ended June 30, 2002. Hedge ineffectiveness had no significant impact on earnings for the three months and six months ended June 30, 2003 and 2002. No forward exchange contract cash flow hedges were discontinued during the three months and six months ended June 30, 2003 and 2002. The Company currently estimates that net losses of approximately $4 ($3 net of tax) on foreign currency cash flow hedges included in OCI at June 30, 2003 will be reclassified to earnings during the next twelve months.

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas. As of June 30, 2003, these instruments had expiration dates no later than March 2004. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized immediately in Cost of products sold. During the three months ended June 30, 2003, net gains on commodity swaps designated as cash flow hedges reclassified to Cost of products sold were insignificant. During the six months ended June 30, 2003, net gains of $1 and, during the three months and six months ended June 30, 2002, net losses of $1 and $3, respectively, on commodity swaps designated as cash flow hedges were reclassified to Cost of products sold to match the gain or loss on the underlying transaction being

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

hedged. Hedge ineffectiveness had no significant impact on results of operations for the three months and six months ended June 30, 2003 and 2002. No commodity swap cash flow hedges were discontinued in the three months ended June 30, 2003 or the three months and six months ended June 30, 2002. Net losses on commodity swap cash flow hedges that were discontinued in the six months ended June 30, 2003 were not significant. The Company currently estimates that net losses on commodity swaps included in OCI at June 30, 2003 that will be reclassified to earnings during the next twelve months will not be significant.

In addition, the Company utilizes commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, including natural gas. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net losses included in earnings were $1 in each of the three months and six months ended June 30, 2003. The Company held no such instruments during the six months ended June 30, 2002.

In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold, as more fully described in Note 8. This derivative has not been designated as a hedge for accounting purposes. The gain on this instrument included in Selling, development and administrative expense, which offsets a similar amount of loss on the Company’s obligation under the gold agreement, was $1 for the three months ended June 30, 2003.

Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At June 30, 2003, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $9 at June 30, 2003 resulting in an increase in the carrying value of long-term debt and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. In addition, at June 30, 2003, the Company had outstanding an interest forward rate agreement with a notional amount of $50, which is designated as a cash flow hedge of outstanding variable rate debt. The fair value of this interest rate swap agreement was not significant at June 30, 2003. The Company also had an interest forward rate agreement with a notional amount of $50, which has not been designated as a hedge for accounting purposes. The gains and losses on this derivative are recorded in the current period in Interest expense. The fair value of this interest rate swap agreement was not significant at June 30, 2003. Hedge ineffectiveness had no significant impact on earnings for the three months and six months ended June 30, 2003 and 2002.

Note 10 – Comprehensive Income (Loss)

The following table sets forth the components of other comprehensive income (loss) and total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated - See Note 2)		(Restated - See Note 2)
Net (loss) income	$(9)	$2	$(36)	$(336)
Other comprehensive income (loss):
Net (losses) gains on derivative financial instruments	—	(3)	(3)	2
Minimum pension liability adjustment	—	—	—	1
Currency translation adjustment	46	25	59	24

Total comprehensive income (loss)	$37	$24	$20	$(309)

Note 11 – Commitments and Contingencies

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

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

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

One proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al, commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a “public nuisance.” On March 20, 2003, the court denied the motions for the judgment as a matter of law filed by both sides during and after the trial. The case is set for retrial in April 2004.

There are twelve pending legal proceedings relating to lead pigment or paint in various pre-trial stages. There are three pending legal proceedings relating to lead pigment or paint that were dismissed after motions to dismiss or for summary judgment were granted by courts in favor of the defendants, but are now pending appeal. There is one legal proceeding in which the court granted summary judgment in favor of the defendants that may be appealed. There are four legal proceedings relating to lead pigment or paint which have been voluntarily dismissed by the plaintiffs. There is also one legal proceeding relating to lead pigment or paint that was dismissed after summary judgment was granted by the court in favor of the defendants, but which has not been appealed. There are four legal proceedings relating to lead pigment or paint that were abated under the laws of the State of Texas pending the resolution of an appeal in another legal proceeding involving lead pigment or paint where summary judgment was granted by the court in favor of one defendant. During the abatement period, expected to last one to two years, no defense costs will be incurred for the abated legal proceedings. Finally, there are five legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies. One additional legal proceeding was similarly filed, never served on the Company or any defendant, and was withdrawn. The case will be automatically dismissed for failure to prosecute after one year.

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

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

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

The Company believes that it has valid defenses to the pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. There can be no assurance that additional lead-based paint and lead pigment litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. While an outcome such as that reached in the Rhode Island proceeding may have a positive effect on the lead-based paint and lead pigment litigation against the Company, its subsidiaries and other defendants by reducing the number and nature of future claims and proceedings, other adverse court rulings or determinations of liability, among other factors, could encourage an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, the Company has not accrued any liabilities for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Commission on Environmental Quality (the “TCEQ”) submitted a plan to the United States Environmental Protection Agency (“EPA”) requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements would have mandated significant reductions of nitrogen oxide (“NOx”) emissions requiring increased capital investment by Equistar of between $200 and $260 before the 2007 regulatory deadline, as well as create higher annual operating costs. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds (“HRVOCs”), such as ethylene, propylene, butadiene and butanes. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, of which $35 has been incurred as of June 30, 2003, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. On April 14, 2003, a subsidiary of the Company received a Proposed Director’s Final Findings and Orders from the Ohio Environmental Protection Agency (the “Ohio EPA”), for alleged violations of Ohio environmental regulations. On August 7, 2003, the Company settled the matter by agreeing to pay a penalty of $0.106. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Certain Company subsidiaries have been named as defendants, potentially responsible parties (the “PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company’s current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.01 and $24. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc., et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the “Draft Study”), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG’s recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company’s estimate of its liability will be reevaluated. The Company’s ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(Dollars in millions, except share data)

The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $64 and $87 and has accrued $69 as of June 30, 2003. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spin-off) from Hanson plc (“Hanson”), a company incorporated in the United Kingdom, on October 1, 1996 to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

On January 16, 2002, Slidell Inc. (“Slidell”) filed a lawsuit against Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

The Company believes that it has valid defenses to the legal proceedings described above and intends to defend these legal proceedings vigorously. However, litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. Based upon information currently available, the Company believes, but can not assure, that the outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 12 – Operations by Business Segment

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S,D&A costs allocated to its investment in Equistar, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The following is a summary of the Company’s operations by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated - See Note 2)		(Restated - See Note 2)
Net sales
Titanium Dioxide and Related Products	$293	$300	$581	$562
Acetyls	99	83	201	148
Specialty Chemicals	24	22	49	46

Total	$416	$405	$831	$756

Operating income (loss) (1)
Titanium Dioxide and Related Products	$23	$15	$44	$25
Acetyls	5	3	12	(5)
Specialty Chemicals	2	2	4	6
Other	(6)	—	(9)	1

Total	$24	$20	$51	$27

Depreciation and amortization
Titanium Dioxide and Related Products	$23	$20	$45	$40
Acetyls	3	3	6	6
Specialty Chemicals	2	2	4	4

Total	$28	$25	$55	$50

Capital expenditures
Titanium Dioxide and Related Products	$10	$11	$17	$23
Acetyls	—	—	—	—
Specialty Chemicals	1	1	2	2

Total	$11	$12	$19	$25

______________

(1)

The Other segment includes $1 of reorganization costs for the three months ended June 30, 2003 as a result of the Company’s cost-reduction program (see Note 5), and a $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years in the three months and six months ended June 30, 2002.

	June 30, 2003	December 31, 2002

Goodwill
Titanium Dioxide and Related Products	$58	$58
Acetyls	48	48

Total	$106	$106

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 13 – Information on Equistar

The following is summarized financial information for Equistar:

	June 30, 2003	December 31, 2002

Current assets	$1,216	$1,126
Noncurrent assets	3,813	3,926

Total assets	$5,029	$5,052

Current liabilities	$689	$714
Noncurrent liabilities	2,614	2,417
Partners’ capital	1,726	1,921

Total liabilities and partners’ capital	$5,029	$5,052

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$1,597	$1,462	$3,238	$2,598
Operating income (loss)	24	22	(72)	(53)
Loss before cumulative effect of accounting change	(49)	(28)	(195)	(154)
Cumulative effect of accounting change	—	—	—	(1,053)
Net loss	(49)	(28)	(195)	(1,207)

The Company recorded $30 related to its share of Equistar’s write-down of goodwill during the three months ended March 31, 2002. Even though the Company’s share (i.e., 29.5%) of Equistar’s write-down is higher than the amount recorded by the Company, most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment under the propylene supply arrangement. Equistar’s results for the six months ended June 30, 2003, include a $12 loss on the sale of the polypropylene production facility.

In April 2003, Equistar completed a private placement of $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, were used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17. Equistar’s results for the three months and six months ended June 30, 2003, include $19 of debt prepayment costs, consisting of the $17 prepayment premium and the write-off of $2 of unamortized debt issuance costs related to the prepaid term loan.

Note 14 – Supplemental Financial Information

Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at June 30, 2003 and December 31, 2002, the Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2003 and 2002, and the

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2003 and 2002 are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders’ equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 14 – Supplemental Financial Information - Continued

Condensed Consolidating Balance Sheets	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

June 30, 2003
ASSETS
Inventories	$—	$—	$439	$—	$439
Other current assets	27	—	427	—	454
Property, plant and equipment, net	—	—	866	—	866
Investment in Equistar	—	—	506	—	506
Investment in subsidiaries	303	118	—	(421)	—
Other assets	20	—	33	—	53
Goodwill	—	—	106	—	106
Due from parent and affiliates, net	736	—	—	(736)	—

Total assets	$1,086	$118	$2,377	$(1,157)	$2,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3	$—	$6	$—	$9
Other current liabilities	9	—	393	—	402
Long-term debt	1,311	—	17	—	1,328
Deferred income taxes	—	—	303	—	303
Other liabilities	—	—	386	—	386
Due to parent and affiliates, net	—	149	587	(736)	—

Total liabilities	1,323	149	1,692	(736)	2,428
Minority interest	—	—	27	—	27
Shareholders’ equity	(237)	(31)	658	(421)	(31)

Total liabilities and shareholders’ equity	$1,086	$118	$2,377	$(1,157)	$2,424

December 31, 2002 (Restated - See Note 2)
ASSETS
Inventories	$—	$—	$406	$—	$406
Other current assets	10	—	403	—	413
Property, plant and equipment, net	—	—	862	—	862
Investment in Equistar	—	—	563	—	563
Investment in subsidiaries	349	95	—	(444)	—
Other assets	15	—	31	—	46
Goodwill	—	—	106	—	106
Due from parent and affiliates, net	638	—	—	(638)	—

Total assets	$1,012	$95	$2,371	$(1,082)	$2,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$3	$—	$9	$—	$12
Other current liabilities	8	—	455	—	463
Long-term debt	1,196	—	16	—	1,212
Deferred income taxes	—	—	337	—	337
Other liabilities	—	—	388	—	388
Due to parent and affiliates, net	—	130	508	(638)	—

Total liabilities	1,207	130	1,713	(638)	2,412
Minority interest	—	—	19	—	19
Shareholders’ equity	(195)	(35)	639	(444)	(35)

Total liabilities and shareholders’ equity	$1,012	$95	$2,371	$(1,082)	$2,396

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 14 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Operations	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

Three Months Ended June 30, 2003
Net sales	$—	$—	$416	$—	$416
Cost of products sold	—	—	326	—	326
Depreciation and amortization	—	—	28	—	28
Selling, development and administrative expense	—	—	37	—	37
Reorganization costs	—	—	1	—	1

Operating income	—	—	24	—	24
Interest expense, net	(23)	—	—	—	(23)
Intercompany interest income (expense), net	24	(1)	(23)	—	—
Loss on Equistar investment	—	—	(14)	—	(14)
Equity in loss of subsidiaries	(19)	(8)	—	27	—
Other expense, net	—	—	(2)	—	(2)
Income taxes	—	—	6	—	6

Net (loss) income	$(18)	$(9)	$(9)	$27	$(9)

Three Months Ended June 30, 2002 (Restated - See Note 2)
Net sales	$—	$—	$405	$—	$405
Cost of products sold	—	—	335	—	335
Depreciation and amortization	—	—	25	—	25
Selling, development and administrative expense	—	—	25	—	25

Operating income	—	—	20	—	20
Interest expense, net	(20)	—	(1)	—	(21)
Intercompany interest income (expense), net	26	(2)	(24)	—	—
Loss on Equistar investment	—	—	(8)	—	(8)
Equity in (loss) earnings of subsidiaries	(13)	3	—	10	—
Income taxes	(2)	1	12	—	11

Net (loss) income	$(9)	$2	$(1)	$10	$2

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 14 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Operations	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

Six Months Ended June 30, 2003
Net sales	$—	$—	$831	$—	$831
Cost of products sold	—	—	657	—	657
Depreciation and amortization	—	—	55	—	55
Selling, development and administrative expense	—	—	67	—	67
Reorganization costs	—	—	1	—	1

Operating income	—	—	51	—	51
Interest expense, net	(45)	—	—	—	(45)
Intercompany interest income (expense), net	48	(2)	(46)	—	—
Loss on Equistar investment	—	—	(57)	—	(57)
Equity in loss of subsidiaries	(59)	(34)	—	93	—
Other expense, net	—	—	(5)	—	(5)
Income taxes	(1)	—	22	—	21
Cumulative effect of accounting change	—	—	(1)	—	(1)

Net (loss) income	$(57)	$(36)	$(36)	$93	$(36)

Six Months Ended June 30, 2002 (Restated - See Note 2)
Net sales	$—	$—	$756	$—	$756
Cost of products sold	—	—	628	—	628
Depreciation and amortization	—	—	50	—	50
Selling, development and administrative expense	—	—	51	—	51

Operating income	—	—	27	—	27
Interest expense, net	(42)	—	—	—	(42)
Intercompany interest income (expense), net	53	(3)	(50)	—	—
Loss on Equistar investment	—	—	(45)	—	(45)
Equity in loss of subsidiaries	(360)	(334)	—	694	—
Other expense, net	—	—	(2)	—	(2)
Income taxes	(4)	1	34	—	31
Cumulative effect of accounting change	—	—	(305)	—	(305)

Net (loss) income	$(353)	$(336)	$(341)	$694	$(336)

MILLENNIUM CHEMICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except share data)

Note 14 – Supplemental Financial Information – Continued

Condensed Consolidating Statements of Cash Flows	Millennium America Inc. (Issuer)	Millennium Chemicals Inc. (Guarantor)	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries

Six Months Ended June 30, 2003
Cash flows from operating activities	$3	$(2)	$(43)	$—	$(42)

Cash flows from investing activities:
Capital expenditures	—	—	(19)	—	(19)

Cash used in investing activities	—	—	(19)	—	(19)

Cash flows from financing activities:
Dividends to shareholders	—	(17)	—	—	(17)
Proceeds from long-term debt	279	—	—	—	279
Repayment of long-term debt	(166)	—	(7)	—	(173)
Intercompany	(99)	19	80	—	—
Decrease in notes payable	—	—	(5)	—	(5)

Cash provided by financing activities	14	2	68	—	84

Effect of exchange rate changes on cash	—	—	7	—	7

Increase in cash and cash equivalents	17	—	13	—	30
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of period	$23	$—	$132	$—	$155

Six Months Ended June 30, 2002
Cash flows from operating activities	$4	$6	$4	$—	$14

Cash flows from investing activities:
Capital expenditures	—	—	(25)	—	(25)

Cash used in investing activities	—	—	(25)	—	(25)

Cash flows from financing activities:
Dividends to shareholders	—	(9)	—	—	(9)
Proceeds from long-term debt	245	—	9	—	254
Repayment of long-term debt	(228)	—	(3)	—	(231)
Intercompany	7	4	(11)	—	—
Increase in notes payable	—	—	4	—	4

Cash provided by (used in) financing activities	24	(5)	(1)	—	18

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	28	1	(21)	—	8
Cash and cash equivalents at beginning of year	5	—	109	—	114

Cash and cash equivalents at end of period	$33	$1	$88	$—	$122

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Concerning Forward-Looking Statements

The statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements are only present expectations as at the time of this filing. Actual events or results may differ materially. Factors that could cause such a difference include:

•

the cyclicality and volatility of the chemical industries in which the Company and Equistar operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industries to capacity additions;

•

general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors, in particular, the events in the Middle East;

•

the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company’s shared control of Equistar, and the Company’s contractual commitments regarding possible future capital contributions to Equistar;

•	changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

•

the Company’s substantial indebtedness and its impact on the Company’s cash flow, business operations and ability to obtain additional financing. A failure to comply with the covenants and other restrictions in the Company’s debt instruments would lead to additional restrictions and costs, or an acceleration of our indebtedness;

•	limitations on credit extended to the Company and demands from creditors and suppliers for additional credit restrictions or security;

•	the ability of raw material suppliers to fulfill their commitments;

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

•	pricing and other competitive pressures; and

•

legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits, pension and retiree medical costs, and other claims.

A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to this Quarterly Report of Form 10-Q. Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report on Form 10-Q. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. In addition, this Quarterly Report on Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

Restatement of Financial Statements

As a result of errors discovered in the third quarter of 2003, the Company is restating its financial statements for the years 1998 through 2002 and for the first quarter of 2003, to correct its accounting for deferred taxes relating to its Equistar investment and French subsidiaries, the calculation of its pension benefit obligations and its accounting for a multi-year precious metals transaction. The Company’s independent auditors, PwC, concur with the Company’s decision to restate its financial statements.

Deferred tax assets and liabilities and deferred tax expense are being restated for the years 1998 through 2002 and for the first quarter of 2003 to appropriately account for the Company’s book and tax basis differences associated with its investment in Equistar in accordance with SFAS No. 109. The effect of the adjustments to deferred tax assets and liabilities is to increase net deferred tax liabilities by $425 million, increase Retained deficit by $440 million and decrease Cumulative other comprehensive loss by $15 million at December 31, 2002. The effect of the adjustments to Benefit from income taxes for the three months and for the six months ended June 30, 2002 is not significant. In addition, net deferred tax liabilities and Retained deficit are being increased by $10 million for the elimination of the deferred tax asset relating to the Company’s French subsidiaries at December 31, 2002. Upon further evaluation, the Company determined that realization of such asset was not more likely than not.

The Company’s accrued benefit costs, included in Other liabilities, and its net periodic benefit cost are being restated for 2002 and for the first quarter of 2003. The restatement corrects errors in the calculation of the Company’s pension liability. The Company’s principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated benefit obligation at December 31, 2002 for the Company’s largest domestic pension plan. The effect of these corrections is to increase accrued benefit cost by $53 million, decrease net deferred tax liabilities by $19 million, increase Retained deficit by $1 million and increase Cumulative other comprehensive loss by $33 million at December 31, 2002. Net periodic benefit cost is being increased by $1 million and Operating income is being decreased by $1 million for each of the three months and six months ended June 30, 2002.

The Company also is restating its financial statements for the years 1998 through 2002 and for the first quarter of 2003 due to a change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 8 to the Consolidated Financial Statements included in this Quarterly Report. The Company previously accounted for this agreement as an operating lease, but is now accounting for this agreement as a secured financing. As a result, Other assets are being increased by $4 million, Current liabilities are being increased by $13 million, net deferred tax liabilities are being decreased by $4 million, and Retained deficit is being increased by $5 million at December 31, 2002. This restatement is decreasing Operating income for the three months and six months ended June 30, 2002 by $1 million and $2 million, respectively.

In addition, certain prior year balances have been reclassified to conform to the current year presentation, principally $2 million and $4 million of S,D&A costs allocated to the Company’s investment in Equistar and previously reported in Loss on Equistar investment for the three months and six months ended June 30, 2002, respectively, have been reclassified to Selling, development and administrative expense in the Company’s Consolidated Statements of Operations, as no such S,D&A costs were allocated and reported in Loss on Equistar investment for the three months and six months ended June 30, 2003.

The Company intends to file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002 and an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to reflect the above-described corrections.

Cost Reduction Program; Suspension of Dividend

On July 21, 2003, the Company announced that it would implement a program to reduce costs. This program will result in the departure of approximately 175 employees worldwide. The Company also announced that its offices in Red Bank, New Jersey would close effective September 1, 2003 as part of this program, and that its executive headquarters would be relocated to Hunt Valley, Maryland, where the Company has existing administrative offices. In addition, the Company announced that the payment of dividends on its common stock would be suspended. Given the volatile industry in which it operates, the Company stated that it was taking these actions to reduce expenses and strengthen its balance sheet.

The Company expects to realize approximately $20 million of annual operating expense savings from the cost-reduction program announced on July 21, 2003. The majority of the cost reduction program is expected to be completed by the fourth quarter of 2003. The Company expects to record charges totaling approximately $20 million to $25 million associated with this program. The Company has recorded charges of $1 million in the second quarter of 2003 for severance-related costs for departing Red Bank, New Jersey employees. Most of the remaining estimated charges for this program not included in the second quarter 2003 results, including contractual commitments for ongoing lease costs for the remaining term of the lease agreement for the Red Bank office, are expected to be included in the third quarter 2003 results. Smaller charges are expected to be recorded for several quarters subsequent to the third quarter of 2003. Cash payments, estimated at approximately $15 million, for implementation of this program are expected to be made in the third quarter of 2003. The remainder of the cash payments relating to the reorganization, which are estimated to be $5 million to $10 million, will be disbursed in subsequent quarters.

Management Changes; Termination of Chairman and CEO

The Company also announced on July 21, 2003 that Worley H. Clark, Jr. had been named Chairman, and that Robert E. Lee had been named President and Chief Executive Officer of the Company, replacing William M. Landuyt, who resigned by mutual agreement. Mr. Clark has served as a Director of the Company since 1996 and has been its Lead Director since 2002. Mr. Lee has been the Executive Vice President of the Company since 2001 and has served in various other capacities as an executive officer since 1996. He has been a Director of the Company since 1996.

Introduction

The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S,D&A costs allocated to its investment in Equistar, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the Consolidated Financial Statements included in this Quarterly Report). A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2002. As a result of errors discovered in the third quarter of 2003, the Company is restating its financial statements for the years 1998 through 2002 and for the first quarter of 2003 to correct its accounting for deferred taxes relating to its Equistar investment and French subsidiaries, the calculation of its pension benefit obligations and its accounting for a multi-year gold transaction. These restatements are more fully described in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Results of Consolidated Operations

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

			(Restated)*				(Restated)*
	(Millions, except share data)

Net sales	$416		$405		$831		$756
Operating income	24	(1)	20	(2)	51	(1)	27 (2)
Loss on Equistar investment	(14	)(3)	(8)		(57	)(3)	(45)
(Loss) income before cumulative effect of accounting change	(9)		2		(35)		(31)
Net (loss) income	(9)		2		(36)		(336)
Basic and diluted (loss) earnings per share:
Before cumulative effect of accounting change	(0.14)		0.02		(0.54)		(0.49)
After cumulative effect of accounting change	(0.14)		0.02		(0.56)		(5.29)

______________

(1)	Includes $1 of reorganization costs associated with the Company’s cost-reduction program announced in July 2003.

(2)	Includes $5 adjustment of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(3)

Includes debt prepayment costs of $6 for the three months and the six months ended June 30, 2003 associated with Equistar’s early payment of debt with proceeds from a private placement of senior notes. The six months ended June 30, 2003 also includes $4 representing the Company’s share of Equistar’s loss on the sale of assets of its polypropylene production facility in Pasadena, Texas.

*	The Company is restating its financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

The Company’s net loss was $9 million or $0.14 per share for the second quarter of 2003, down from net income of $2 million or $0.02 per share for the second quarter of 2002. The Company’s majority-owned businesses reported pre-tax breakeven results in the second quarter of 2003 compared to a pre-tax loss of $1 million in the same period of 2002. Results for the majority-owned businesses in the second quarter of 2003 include $1 million of reorganization costs as a result of the Company’s cost-reduction program announced in July 2003 (see “Cost Reduction Program; Suspension of Dividend” above). Results for the majority-owned businesses in the second quarter of 2002 include a $5 million ($3 million after tax) adjustment of reserves for favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The Company’s pre-tax loss on its investment in Equistar for the second quarter of 2003 of $14 million increased by $6 million, 75% more than the pre-tax loss of $8 million for the second quarter of 2002.

Second quarter 2003 operating income of $24 million increased by $4 million from the second quarter of 2002, as operating income increased by $8 million in the Titanium Dioxide and Related Products business segment and by $2 million in the Acetyls business segment, but was down by $6 million in Other operating income and expense not identified with the three separate business segments. Operating income was unchanged in the Specialty Chemicals business segment.

Net sales of $416 million for the second quarter of 2003 increased by $11 million or 3% compared to the same period of 2002 primarily due to higher sales prices and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments, partially offset by lower sales volume. TiO2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during 2002 and the first six months of 2003 were gradually realized. Specialty Chemicals revenue increased by $2 million or 9% over the prior year quarter, as higher sales volume more than offset lower average selling prices for flavor and fragrance products.

Manufacturing costs were generally higher for most of the Company’s products in the second quarter of 2003 as compared with the same period of 2002 primarily due to higher utility and feedstock costs, particularly natural gas and ethylene, and the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, partially offset by an overall increase in fixed cost absorption. Higher fixed cost absorption due to increased plant operating rates in the TiO2 and Specialty Chemicals business segments was partially offset by lower fixed cost absorption in the Acetyls business segment.

Second quarter 2003 S,D&A costs of $37 million increased by $12 million or 48% from the prior year quarter. The increase from the second quarter of 2002 was due in part to a $5 million adjustment of reserves that lowered S,D&A costs in the second quarter of 2002 due to the favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The remainder of the increase was due to higher employee-related costs and professional services fees combined with the unfavorable change in net foreign currency transaction gains and losses.

The Company reported a pre-tax loss on its investment in Equistar of $14 million for the second quarter of 2003, an increase of $6 million compared to a pre-tax loss of $8 million for the same quarter last year. The pre-tax loss for the second quarter of 2003 includes $6 million representing the Company’s share of debt prepayment costs incurred by Equistar (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report). Equistar’s results in the second quarter of 2003 compared to the same period of 2002 include higher product margins, substantially offset by lower sales volume and higher energy costs. Despite significantly higher raw material costs in the second quarter of 2003 compared to the same period of 2002, product margins were higher as increases in selling prices for both the Polymers and Petrochemicals business segments were greater than the increase in the production cost of ethylene. As a result of Equistar’s flexibility to process liquid raw materials, its production cost of ethylene did not increase as high as the industry’s weighted average cost. In addition, in the second quarter of 2003, Equistar realized higher prices for its co-products produced from processing liquid raw materials, which offset most of the increase in the raw material costs for liquid raw materials. The favorable effect of the higher margins was offset by lower sales volume due to less demand. The lower demand was due to the negative effect of higher sales prices, post-war reduction of inventory levels by customers, the impact of SARS and generally poor economic conditions.

In the second quarter of 2002, the Company reported a year-to-date adjustment to increase the Company’s estimated effective income tax rate from 40% to 50% based upon a revised estimate of the Company’s full-year 2002 consolidated tax benefit, which had the effect of increasing Benefit from income taxes and Net income by approximately $5 million.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

The Company’s loss before the cumulative effect of accounting changes was $35 million or $0.54 per share for the six months ended June 30, 2003 and $31 million or $0.49 per share for the same period of 2002. Before the cumulative effect of accounting changes, the Company’s majority-owned businesses reported pre-tax income of $5 million in the first six months of 2003 compared to a pre-tax loss of $16 million in the same period of 2002. Results for the majority-owned businesses for the six months ended June 30, 2003 include $1 million of reorganization costs as a result of the Company’s cost-reduction program announced in July 2003 (see “Management Changes, Cost Reduction and Suspension of Dividend” below). Results for the majority-owned businesses for the six months ended June 30, 2002 include a $5 million ($3 million after tax) adjustment of reserves for favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The cumulative effect of the accounting change for SFAS No. 143, reported in the first quarter of 2003 due to required changes in the method for recognition of asset retirement obligations, was $1 million or $0.02 per share. The cumulative effect of the accounting change for SFAS No. 142, reported in the first quarter of 2002 due to the write-off of certain of the Company’s and Equistar’s goodwill, was $305 million or $4.80 per share. The Company’s pre-tax loss on its investment in Equistar for the first six months of 2003 of $57 million increased by $12 million, 27% more than the pre-tax loss of $45 million for the first half of 2002.

Operating income of $51 million for the first six months of 2003 increased by $24 million from the first six months of 2002, as operating income increased by $19 million in the Titanium Dioxide and Related Products business segment and by $17 million in the Acetyls business segment, but was down by $2 million in the Specialty Chemicals business segment and down by $10 million in Other operating income and expense not identified with the three separate business segments.

Net sales of $831 million for the first six months of 2003 increased by $75 million or 10% compared to the same period of 2002 primarily due to higher sales prices and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments, partially offset by lower sales volume. TiO2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during 2002 and the first six months of 2003 were gradually realized. Specialty Chemicals revenue increased by $3 million or 7% over the prior year period as higher sales volume more than offset lower average selling prices for flavor and fragrance products.

Manufacturing costs were generally higher for most of the Company’s products in the first half of 2003 as compared with the same period of 2002 primarily due to higher utility and feedstock costs, particularly natural gas and ethylene, the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher maintenance and fixed costs, partially offset by an overall increase in fixed cost absorption. Higher fixed cost absorption due to increased plant operating rates in the TiO2 and Specialty Chemicals business segments was partially offset by lower fixed cost absorption in the Acetyls business segment. In the Acetyls business segment, 2002 costs were increased by $7 million due to unfavorable fixed-price natural gas purchase contracts, which expired at the end of the first quarter of 2002.

S,D&A costs of $67 million for the first six months of 2003 increased by $16 million or 31% from the prior year period. The increase from the first six months of 2002 was due in part to a $5 million adjustment of reserves that lowered S,D&A costs in the first half of 2002 due to the favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The remainder of the increase was due to higher employee-related costs and professional services fees combined with the unfavorable change in net foreign currency transaction gains and losses.

The Company reported a pre-tax loss on its investment in Equistar of $57 million for the first six months of 2003, an increase of $12 million compared to a pre-tax loss of $45 million for the same period last year. The pre-tax loss for the first half of 2003 includes $4 million representing the Company’s share of Equistar’s loss on the sale of assets and $6 million representing the Company’s share of debt prepayment costs incurred by Equistar (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report). Equistar’s results in the first six months of 2003 compared to the same period of 2002 include significantly higher raw material and energy costs and lower sales volume, substantially offset by higher selling prices. In addition, Equistar’s results in the first six months of 2002 were negatively impacted by $33 million due to certain above-market, fixed-price purchase contracts entered into in early 2001, which largely expired by the end of the first quarter of 2002. In response to the higher raw material and energy costs in the first six months of 2003 compared to the first six months of 2002, Equistar implemented significant sales price increases for substantially all of its petrochemicals and polymers products. The increase in selling prices was greater than the increase in raw material costs, resulting in higher product margins. However, the magnitude of these price increases had a negative effect on product demand and contributed to lower sales volume in the first half of 2003 compared to the same period of 2002.

Outlook for 2003

Operating profit in the TiO2 business segment is expected to decline in the third quarter of 2003 compared to the second quarter of 2003 as production may slow to meet a softer demand outlook due to continuing weakness resulting from uncertain economic conditions and competitive pressures. Weakening foreign currencies against the US dollar and competitive pricing may apply downward pressure on average US TiO2 selling prices in the third quarter of 2003.

Operating profit in the Acetyls business segment for the third quarter of 2003 is expected to be similar to the second quarter of 2003 reflecting stable market conditions in Europe and the Americas. Higher natural gas costs in the second quarter of 2003, which flow through cost of goods sold in the third quarter of 2003, offset the benefit from the absence of the plant shutdown which occurred in the second quarter.

Specialty Chemicals business segment operating profit in the third quarter of 2003 is expected to be similar to the second quarter of 2003. Fragrance chemicals markets remain competitive, but new flavor products are contributing to results. Crude sulfate turpentine (“CST”) costs are expected to be higher and in short supply, requiring the use of a higher-cost alternative to CST.

During the second quarter of 2003, Equistar’s sales volume, in general, demonstrated a slow but steady improvement and this trend has continued into the third quarter of 2003. Equistar expects to continue to benefit from its liquid raw material advantage, although this advantage may not be as strong as the second quarter of 2003. The potential for continued raw material cost volatility represents an uncertainty, but Equistar believes that market fundamentals will continue to favor its liquid-based olefins position. Performance in the third quarter of 2003 will be largely dependent upon the pace of global economic recovery. Assuming moderate economic recovery and improved global stability, Equistar would expect to benefit from strengthening sales volume and moderating raw material prices. However, given current depressed industry operating rates, it will be difficult to achieve and sustain product margin improvements in the near term.

Segment Analysis

Titanium Dioxide and Related Products

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Millions)
Net sales	$293	$300	$581	$562
Operating income	23	15	44	25

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Operating income of $23 million for the Titanium Dioxide and Related Products business segment for the second quarter of 2003 increased by $8 million, or 53%, from $15 million for the three months ended June 30, 2002, primarily due to higher average selling prices ($31 million), substantially offset by higher manufacturing and other cost of sales ($12 million), higher S,D&A expenses ($7 million) and lower sales volume ($4 million).

Sales revenue in the second quarter of 2003 of $293 million decreased by $7 million, or 2%, compared to the prior year quarter due to lower sales volume, partially offset by higher average selling prices and foreign currency strength against the US dollar. The average TiO2 selling price for the second quarter of 2003 was 15% higher than the second quarter of the prior year in US dollar terms and 7% higher in local currencies. US dollar TiO2 selling prices in the second quarter of 2003 were higher than prices in the second quarter of 2002 due to the favorable effect of translating sales denominated in stronger foreign currencies into US dollars, and the realization of all or portions of the worldwide price increases for TiO2 previously announced by the Company and most major producers during 2002 and the first quarter of 2003. The favorable effect of higher average selling prices was more than offset by a 15% decrease in sales volume primarily due to the lack of a coatings season in most of North America due to significant rainfall in many areas and uncertain economic conditions. Due to these current conditions, the TiO2 market is competitive.

Manufacturing and other cost of sales for the quarter ended June 30, 2003 were higher than the same quarter in the prior year due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, higher maintenance and utility costs, including higher natural gas costs and higher fixed costs, partially offset by higher fixed cost absorption due to increased production volume. The overall operating rate of the Company’s TiO2 plants in the second quarter of 2003 was 96%, up from 89% in the same period last year.

S,D&A expenses increased by $7 million or 27% compared to the prior year quarter. The increase from the second quarter of 2002 was due to higher employee-related costs and professional services fees combined with the unfavorable change in net foreign currency transaction gains and losses.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Operating income of $44 million for the Titanium Dioxide and Related Products business segment for the first six months of 2003 increased by $19 million, or 76%, from $25 million for the six months ended June 30, 2002, primarily due to higher average selling prices ($65 million), partially offset by higher manufacturing and other cost of sales ($32 million), higher S,D&A expenses ($9 million) and lower sales volume ($5 million).

Sales revenue in the first half of 2003 of $581 million was $19 million, or 3%, higher than the comparable period in the prior year due to higher average selling prices and foreign currency strength against the US dollar, partially offset by lower sales volume. For the first six months of 2003, the average TiO2 selling price was 15% higher than the first half of the prior year in US dollar terms and 8% higher in local currencies. US dollar TiO2 selling prices in the first half of 2003 were higher than prices in the first half of 2002 due to the favorable effect of translating sales denominated in stronger foreign currencies into US dollars, and the realization of all or portions of the worldwide price increases for TiO2 previously announced by the Company and most major producers during 2002 and the first quarter of 2003. The favorable effect of higher average selling prices was partially offset by a 10% decrease in sales volume primarily due to the lack of a coatings season in most of North America due to significant rainfall in many areas and uncertain economic conditions.

Manufacturing and other cost of sales for the six months ended June 30, 2003 were higher than the six months ended June 30, 2002 due to higher maintenance and fixed costs, the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar and higher costs for raw materials and utilities, including higher natural gas costs, partially offset by higher fixed cost absorption due to increased production volume. The overall operating rate of the Company’s TiO2 plants in the first half of 2003 was 92%, up from 85% in the same period last year.

S,D&A expenses increased $9 million or 19% compared to the prior year quarter due to higher employee-related costs and professional services fees combined with the unfavorable change in net foreign currency transaction gains and losses.

Acetyls

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated)*		(Restated)*
	(Millions)
Net sales	$99	$83	$201	$148
Operating income (loss)	5	3	12	(5)

______________

*	The Company is restating its financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Operating income in the Acetyls business segment of $5 million for the three months ended June 30, 2003 was $2 million higher than the operating income of $3 million in the second quarter of 2002, primarily due to higher average selling prices ($37 million), almost entirely offset by increased manufacturing and other cost of sales ($34 million) and lower sales volume ($1 million).

Net sales for the second quarter of 2003 of $99 million increased by $16 million, or 19%, from the prior year quarter, primarily due to selling prices that were significantly above prior year levels. For the three months ended June 30, 2003, the aggregate US dollar price for vinyl acetate monomer (“VAM”) and acetic acid increased by 42% from the second quarter of 2002 as certain of the worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls’ principal products were realized. The increased value in US dollar terms of foreign currency denominated sales due to the weaker US dollar also contributed to the increase in net sales. The favorable effect of higher selling prices in the second quarter of 2003 was partially offset by a 13% decrease in the aggregate sales volume for VAM and acetic acid due primarily to weakness in the VAM market.

Production costs per ton for VAM and acetic acid were 30% higher in the second quarter of 2003 compared to the same period in 2002 due to higher utility and feedstock costs, primarily as a result of higher natural gas prices, lower fixed cost absorption due to lower production volume in response to decreased demand and an extended acetic acid plant shutdown.

S,D&A expenses in the second quarter of 2003 were similar to S,D&A expenses in the same period in 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Operating income in the Acetyls business segment of $12 million for the six months ended June 30, 2003 was $17 million higher than the operating loss of $5 million for the six months ended June 30, 2002, primarily due to higher average selling prices ($64 million) and lower S,D&A expenses ($2 million), partially offset by increased manufacturing and other cost of sales ($45 million) and lower sales volume ($4 million).

Net sales for the first half of 2003 of $201 million were $53 million, or 36%, higher than the same period in the prior year, primarily due to selling prices that were significantly above prior year levels. For the six months ended June 30, 2003, the aggregate US dollar price for VAM and acetic acid increased by 37% from the six months ended June 30, 2002 as worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls’ principal products were realized. The increased value in US dollar terms of foreign currency denominated sales due to the weaker US dollar also contributed to the increase in net sales. The favorable effect of higher selling prices in the first half of 2003 was partially offset by a slight decrease in sales volume, due primarily to weakness in the VAM market.

For the six months ended June 30, 2003, production costs per ton for VAM and acetic acid were 22% higher than the same period of 2002, due to higher utility and feedstock costs, primarily as a result of higher natural gas prices, lower fixed cost absorption due to lower production volume in response to decreased demand and an extended acetic acid plant shutdown. In 2002, costs were increased by $7 million due to unfavorable fixed-price natural gas purchase contracts, which expired at the end of the first quarter of 2002.

S,D&A costs for the six months ended June 30, 2003 were $2 million lower than the same period of 2002.

Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Millions)
Net sales	$24	$22	$49	$46
Operating income	2	2	4	6

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Operating income for the three months ended June 30, 2003 of $2 million was equal to operating income for the three months ended June 30, 2002. The results for the second quarter of 2003 include lower manufacturing and other costs of sales ($5 million) and higher sales volume ($1 million), offset by lower selling prices ($6 million).

Net sales for the three months ended June 30, 2003 of $24 million was $2 million, or 9%, higher than the three months ended June 30, 2002. Sales volume for the second quarter of 2003 was 34% greater than the second quarter of 2002, with higher sales volume in most product lines. However, the combination of competitive pricing and proportionally higher sales volume in lower-priced product lines contributed to a decrease in average selling prices in the second quarter of 2003 compared to the same period of the prior year.

Manufacturing and other costs of sales were lower in the second quarter of 2003 compared to the same period of the prior year, primarily due to improved production results, as plant shutdowns, startup issues and high maintenance costs in the second quarter of 2002 did not recur in the second quarter of 2003. However, raw material costs were higher in 2003 due to an increase in the cost of CST, the principal raw material for the business; use of a higher-cost alternative raw material due to the short supply of CST; and higher costs for raw materials other than CST, including natural gas.

For the three months ended June 30, 2003, S,D&A costs were similar to S,D&A costs in the same period in 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Operating income for the six months ended June 30, 2003 of $4 million was $2 million, or 33%, lower than the six months ended June 30, 2002. The decrease was primarily due to lower selling prices ($6 million), partially offset by lower manufacturing and other costs of sales ($2 million) and higher sales volume ($2 million).

Net sales of $49 million for the six months ended June 30, 2003 increased by $3 million, or 7%, compared to the six months ended June 30, 2002. Sales volume for the first half of 2003 was 19% greater than the first half of 2002, with higher sales volume in most product lines, reflecting the Company’s competitive pricing structure. However, the new pricing structure and proportionally higher sales volume in lower-priced product lines contributed to an 11% decrease in average selling prices in the first six months of 2003 compared to the same period of the prior year.

Manufacturing and other costs of sales were lower in the first six months of 2003 compared to the same period in the prior year, primarily due to improved production results, as the production issues that occurred in the first half of 2002 including plant shutdowns, startup issues and high maintenance costs did not recur in the first half of 2003, and higher fixed cost absorption due to higher production volumes. However, raw material costs were higher in 2003 due to an increase in the cost of CST, the principal raw material for the business; use of a higher-cost alternative raw material due to the short supply of CST; and higher costs for raw materials other than CST, including natural gas.

For the six months ended June 30, 2003, S,D&A costs were similar to S,D&A costs in the same period of 2002.

Other

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(Restated)*		(Restated) *

	(Millions)
Operating income	$(6)	$—	$(9)	$1

______________

*	The Company is restating its financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Operating loss not identified with the three separate business segments for the three months ended June 30, 2003 of $6 million was $6 million less than the breakeven results for the three months ended June 30, 2002, primarily due to $1 million of reorganization costs recorded in the second quarter of 2003 as a result of the Company’s cost-reduction program announced in July 2003 (see “Cost Reduction Program; Suspension of Dividend” above) and a $5 million adjustment to reduce reserves made in the three months ended June 30, 2002 due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Operating loss not identified with the three separate business segments for the six months ended June 30, 2003 of $9 million was $10 million less than the $1 million of operating income for the six months ended June 30, 2002, primarily due to $1 million of reorganization costs recorded in the first six months of 2003 as a result of the Company’s cost-reduction program (see “Cost Reduction Program; Suspension of Dividend” above), a $5 million adjustment to reduce reserves made in the three months ended June 30, 2002 due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years and lower income in 2003 from employee benefit plans related to predecessor businesses.

Equistar

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002(1)

	(Millions)
Loss, as reported by Equistar	$(49)	$(28)	$(195)	$(154)

Loss on Equistar investment, as reported by the Company	$(14)	$(8)	$(57)	$(45)

______________

(1)	Before cumulative effect of accounting change.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

The Company reported a pre-tax loss on its investment in Equistar of $14 million for the second quarter of 2003, an increase of $6 million compared to a pre-tax loss of $8 million for the same quarter of last year. The pre-tax loss for the second quarter of 2003 includes $6 million representing the Company’s share of debt prepayment costs incurred by Equistar (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report).

Equistar reported a net loss in the second quarter of 2003 of $49 million compared to a net loss of $28 million in the second quarter of 2002. The increase in net loss was primarily due to $19 million of debt prepayment costs incurred in the second quarter of 2003. Higher product margins for Equistar’s Petrochemicals and Polymers segments in the second quarter of 2003 compared to the same period of 2002 were substantially offset by lower sales volume and higher energy costs.

Equistar’s Petrochemicals segment reported operating income of $85 million for the second quarter of 2003, which was $6 million higher than operating income of $79 million in the second quarter of 2002 due to higher product margins, partially offset by lower sales volume. Product margins improved despite dramatically higher raw material costs as increases in sales prices more than offset the higher raw material costs, reflecting market economics during the second quarter of 2003, which favored the use of liquid versus natural gas liquid-based raw materials. Equistar was able to take advantage of these economics through its greater use of liquid raw materials. As a result, Equistar’s ethylene production costs did not increase as high as the industry’s weighted average cost. Sales volume in the second quarter of 2003 was lower than the second quarter of 2002 due to lower demand, attributed to a post-war reduction of inventory levels by customers, the negative effect of the higher sales prices, the impact of SARS and generally poor economic conditions.

Equistar’s Polymers segment reported an operating loss of $27 million for the second quarter of 2003, a $1 million greater loss than the $26 million loss reported in the second quarter of 2002 as higher product margins were offset by lower sales volume. Product margins increased due to an increase in average selling prices that was greater than the increase in raw material costs. Sales volume was lower in the second quarter of 2003 compared to the same period in the prior year reflecting a slowing of demand and the sale of its Bayport polypropylene production facility in Pasadena, Texas, in the first quarter of 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

The Company reported a pre-tax loss on its investment in Equistar of $57 million for the six months ended June 30, 2003, an increase of $12 million compared to a pre-tax loss of $45 million for the six months ended June 30, 2002. The pre-tax loss for the six months ended June 30, 2003 includes $6 million representing the Company’s share of debt prepayment costs incurred by Equistar and $4 million representing the Company’s share of Equistar’s loss on the sale of assets of its polypropylene production facility in Pasadena, Texas (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report).

Equistar reported a net loss of $195 million in the first six months of 2003 compared to a net loss before the cumulative effect of an accounting change for goodwill of $154 million in the first six months of 2002. Results for the six months ended June 30, 2003 include $19 million of debt prepayment costs and a loss of $12 million from the sale of assets, while the results for the first six months of 2002 include a $33 million negative impact from certain above-market, fixed-price feedstock purchase contracts entered into in early 2001 that largely expired by the end of the first quarter of 2002. The increase in net loss in the first six months of 2003 was primarily due to lower sales volume and higher energy costs, partially offset by higher product margins.

Equistar’s Petrochemicals segment reported operating income of $53 million in the first half of 2003, $2 million less than operating income of $55 million in the same period of last year. Excluding approximately $33 million of costs in the first six months of 2002 due to the above-market, fixed-price feedstock purchase contracts discussed above, operating income in the first half of 2003 was $35 million lower than the same period of 2002. The lower operating income is primarily due to significant increases in raw material and energy costs and lower sales volume, partially offset by increases in average selling prices. In response to significant increases in the production cost of ethylene, as a result of significantly higher energy and raw material costs in the first six months of 2003 compared to the first six months of 2002, Equistar implemented significant sales price increases for substantially all of its products. Benchmark ethylene and propylene sales prices averaged 41% and 37% higher, respectively. However, sales volume decreased primarily due to lower demand as a result of the negative effect of higher sales prices, a post-war reduction of inventory levels by customers, the impact of SARS and generally poor economic conditions.

Equistar’s Polymers segment reported an operating loss of $62 million for the six months ended June 30, 2003, a $15 million greater loss than the $47 million operating loss reported for the six months ended June 30, 2002, primarily due to a $12 million loss on the sale of the polypropylene production facility in the first quarter of 2003. The remainder of the increase in operating loss for the first six months of 2003 is due to a decrease in sales volume and higher raw material and energy costs, partially offset by higher average selling prices. Sales volume was 18% lower in the first six months of 2003 than the same period of 2002 due to a slowing of demand and the sale of the polypropylene production facility in the first quarter of 2003. However, product margins in the first half of 2003 were higher than the same period in the prior year as increases in average selling prices more than offset higher raw material costs.

Liquidity and Capital Resources

The Company has historically financed its activities primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000 and it is unlikely the Company will receive any cash distributions from Equistar in the next twelve months.

Cash used in operating activities for the six months ended June 30, 2003 was $42 million compared to $14 million provided by operations for the six months ended June 30, 2002. The $56 million change in cash from operating activities was primarily due to unfavorable movements in trade working capital (accounts receivable, inventory, and accounts payable) in the first six months of 2003 compared to the same period in the prior year ($93 million), partially offset by higher operating income before depreciation and amortization ($29 million) and favorable changes in various other assets and liabilities ($8 million) for the first six months of 2003 compared to the prior year period. The unfavorable movements in trade working capital are mostly due to higher finished products inventory levels at June 30, 2003 compared to June 30, 2002, reflecting the Company’s decision to not curtail production levels in response to product demand weakness in the first half of 2003, and, to a lesser extent, the timing of vendor payments.

Cash used in investing activities for capital expenditures in the six months ended June 30, 2003 was $19 million compared to $25 million used for capital expenditures in the six months ended June 30, 2002. The 24% decrease in capital spending from the six months ended June 30, 2002 reflects the Company’s continued focus on optimization of its asset base. Capital spending for 2003 is expected to be approximately $50 million.

Cash provided by financing activities was $84 million in the first six months of 2003 compared to $18 million provided in the first six months of 2002. Financing activities in 2003 included $101 million of net debt proceeds, while 2002 included $27 million of net debt proceeds. Dividends paid to shareholders totaled $17 million in the first six months of 2003 versus $9 million in the same period of 2002. Funds for the Company’s second quarter 2002 dividend were disbursed on July 1, 2002 and therefore were not reflected in the Statement of Cash Flows until the third quarter of 2002.

The Company expects to realize approximately $20 million of annual operating expense savings from the cost-reduction program announced on July 21, 2003. The majority of the cost-reduction program is expected to be completed by the fourth quarter of 2003. The Company expects to record charges totaling approximately $20 million to $25 million associated with this program. The Company recorded charges of $1 million in the second quarter of 2003 for severance-related costs for departing Red Bank, New Jersey employees. Most of the remaining estimated charges for this program not included in the second quarter 2003 results, including contractual commitments for ongoing lease costs less expected sublease income associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement, are expected to be included in the third quarter 2003 results. Smaller charges are expected to be recorded for several quarters subsequent to the third quarter of 2003. Cash payments, estimated at approximately $15 million, for implementation of this program are expected to be made in the third quarter of 2003. The remainder of the cash payments relating to the reorganization, which are estimated to be $5 million to $10 million, will be disbursed in subsequent quarters.

In addition, in July 2003, the Company announced the suspension of the payment of dividends on its common stock, as more fully described at “Cost Reduction Program; Suspension of Dividend” above. The decision to suspend payment of dividends will decrease the Company’s reported cash outflows from financing activities by approximately $17 million in 2003 versus 2002 and by approximately $34 million in 2004 versus 2002.

On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of the 9.25% Senior Notes. The net proceeds of the offering were used to repay all of the $85 million of outstanding borrowings at that time under the Company’s Revolving Loans and for general corporate purposes.

In June 2002, the Company received approximately $100 million in net proceeds ($102.5 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of the 9.25% Senior Notes. The gross proceeds of the offering were used to repay all of the $35 million of outstanding borrowings at that time under the Company’s Revolving Loans and to repay $65 million outstanding under the Term Loans.

The Company depends on the Credit Agreement and the European revolving securitization arrangement discussed below as its primary source of liquidity for its operations and working capital needs. At July 31, 2003, the Company had $52 million outstanding ($35 of outstanding borrowings and outstanding undrawn standby letters of credit of $17 million) under the Revolving Loans and, accordingly, had $123 million of unused availability under such facility, and had $48 million outstanding under the Term Loans. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding undrawn standby letters of credit under other arrangements of $8 million at July 31, 2003. As these letters of credit mature, the issuers could require the Company to renew them under the Credit Agreement. If this were to occur, it would result in a corresponding decrease in availability under the Credit Agreement. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $30 million at July 31, 2003.

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of prior financial statements as discussed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report, the Company obtained a waiver on August 11, 2003 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all financial covenants under the Credit Agreement in effect at June 30, 2003. However, the Company believes that it will not be in compliance with certain of these financial covenants as of September 30, 2003. Accordingly, the Company is seeking a waiver or amendment to the Credit Agreement, which it expects to obtain by September 30, 2003. In the event the Company is unable to obtain a waiver or amendment of the Credit Agreement, the Company currently believes that it would be able to refinance the Credit Agreement. The Company may incur additional costs in the form of fees and interest expense in connection with any such waiver, amendment and/or refinancing, and additional restrictions could be imposed on the Company.

The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the June 2002 offering of the $100 million additional principal amount of the 9.25% Senior Notes and repayment of the Credit Agreement debt described above and in Note 8 to the Consolidated Financial Statements included in this Quarterly Report. The April 2003 amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.50 to 1.00 for the third quarter of 2003; 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than 2.25 to 1.00 for the third and fourth quarters of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company’s stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company’s existing and future domestic subsidiaries and 65% of the stock of certain of the Company’s existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company’s subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company’s domestic subsidiaries, other than subsidiaries that hold immaterial assets.

Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes and $250 million aggregate principal amount of 7.625% Senior Debentures that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2003, any reduction in CNTA below approximately $1.6 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.1 billion at June 30, 2003.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its common stock or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.25 to 1.00, there would be certain restrictions on the Company’s ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor’s (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

At June 30, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, the 7.00% Senior Notes and the 7.625% Senior Debentures.

The Company currently is rated BB by S&P. The Company has a senior implied rating from Moody’s of Ba2 and the Senior Notes are rated Ba3 by Moody’s. These ratings are non-investment grade ratings. On March 7, 2003, S&P lowered the Company’s credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P’s concern regarding the Company’s ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. On July 22, 2003, S&P again lowered the Company’s credit rating from BB+ to BB, citing the Company’s July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemical industry as factors that are likely to further delay the Company’s efforts to restore its financial profile. On August 6, 2003, S&P announced that it had placed the Company’s credit ratings on CreditWatch with negative implications, citing the Company’s August 6, 2003 announcement regarding restatements of financial statements. S&P stated that it will resolve the CreditWatch once the Company completes its restatements and final disclosures are available. Moody’s affirmed the Company’s non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody’s concern over the Company’s cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. On July 23, 2003, Moody’s announced that it had placed the Company’s credit ratings under review for possible downgrade due to Moody’s concern that weaker North American demand for titanium dioxide combined with pricing pressure could translate into weaker credit metrics and less free cash flow for the near term. On August 13, 2003, Moody’s announced that it had lowered the Company’s senior implied rating to Ba2, and the Senior Notes’ rating to Ba3 citing the Company’s high leverage, modest coverage of interest expense, weaker than anticipated TiO2 demand and potential covenant compliance issues. The ratings remain under review by Moody’s for downgrade pending further discussion with the Company once the Company completes its restatements and final disclosures. As a result of the non-investment grade ratings by both S&P and Moody’s, the Company was required to provide in April of 2003 a $2.5 million letter of credit, which remains outstanding, to secure its obligations under a real estate lease, resulting in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions. In addition, these actions by Moody’s and S&P could heighten concerns of the Company’s creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year, at the option of the third party), with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $66 million and $61 million outstanding at June 30, 2003 and December 31, 2002, respectively, are removed from the Company’s Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $11 million and $9 million at June 30, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company’s historical collection rate for these trade receivables. Unused availability under this arrangement at June 30, 2003 was 3 million euro. For the six months ended June 30, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $182 million and $83 million, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 million for each of the three months and six months ended June 30, 2003, and for each of the three months and six months ended June 30, 2002. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant. In the event the Company’s unsecured long-term debt is downgraded to a rating of either B2 by Moody’s or B by S&P, the counterparty would have the right to terminate the securitization arrangement.

The Company uses gold as a component in a catalyst in the Company’s La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. As a result of a change in accounting for this agreement, the Company’s financial statements were restated as more fully described in Note 2 to the Consolidated Financial Statements included in this Quarterly Report. In April 2003, the Company renewed this agreement for a one-year term. The renewed agreement requires the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provides that if the Company is downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the gold at its then-current value. The Company believes that it is uncertain whether the renewed agreement’s reference to Moody’s Ba2 rating is intended to refer to Moody’s senior implied rating of the Company, which currently is Ba2, or to Moody’s issuer rating, which currently is Ba3. Accordingly, the Company currently is uncertain whether the counterparty has the right to require the Company to purchase the gold. The Company is in discussions with the counterparty to this agreement, and the counterparty has requested the Company to either purchase the gold or provide a letter of credit. If the Company is required to purchase the gold, it currently expects that it will fund the purchase under the Credit Agreement. The value of the gold and the Company’s obligation under this agreement was $14 million at each of June 30, 2003 and December 31, 2002. The Company’s obligation under this agreement is included in Other short-term borrowings. The change in value of the gold and the Company’s obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 million for each of the three months ended June 30, 2003 and 2002, a loss of $2 million for the six months ended June 30, 2002, and for the six months ended June 30, 2003 was not significant. In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The value of this forward agreement at June 30, 2003 was $1 million and is included in Other current assets. The change in value of this forward agreement was a gain of $1 million for the three months ended June 30, 2003, which is included in Selling, development and administrative expense.

In July 2003, the Company paid $19 million to the Internal Revenue Service relating to a final settlement of federal tax for audit years 1989 through 1992.

The Company’s focus for the remainder of 2003 and for the near-term future is to sustain the benefits of cost reduction efforts achieved to date, achieve further benefits from cost reduction actions announced in the third quarter of 2003, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, and considering the suspension of the payment of dividends on the Company’s common stock announced in the third quarter of 2003, will be sufficient to fund the Company’s cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement.

The maturities of the Company’s Long-term debt and Other short-term borrowings through 2008 and thereafter are as follows:

	July 1- December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total

	(Millions)
Revolving Loans	$—	$—	$—	$15	$—	$—	$—	$15
Term Loans	1	3	23	21	—	—	—	48
7.00% Senior Notes	—	—	—	500	—	—	—	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250
9.25% Senior Notes	—	—	—	—	—	475	—	475
Other Long-term debt	5	3	5	4	2	1	4	24

Maturities of Long-term debt	$6	$6	$28	$540	$2	$476	$254	1,312

Non-cash components of Long-term debt								25

Total Long-term debt								$1,337

Other short-term borrowings	$—	$14	$—	$—	$—	$—	$—	$14

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

Recent Accounting Developments

See Note 4 to the Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

See Note 9 to the Consolidated Financial Statements included in this Quarterly Report for discussion of the Company’s management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

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

As of the end of the period covered by this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the restatements described in Note 2 to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company will review its internal controls over financial reporting to determine whether any changes to improve such controls are warranted.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments with respect to the Company’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and no termination of any proceeding required to be disclosed in response to this Item 1, except that:

On April 14, 2003, a subsidiary of the Company received a Proposed Director's Final Findings and Orders from the Ohio Environmental Protection Agency, for alleged violations of Ohio environmental regulations. On August 7, 2003, the Company settled the matter by agreeing to pay a penalty of $0.106 million. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 23, 2003. The stockholders elected three directors nominated for election, ratified the election of two directors, and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2003. The names of the Company’s other directors and detailed descriptions of the proposals considered at the meeting are contained in the Company’s Proxy Statement, dated April 17, 2003, which is incorporated herein by reference.

	For	Withheld

1. Election of Directors
Lord Baker	44,644,029	10,823,917
David J. P. Meachin	44,649,044	10,818,902
Irvin F. Diamond	44,649,416	10,818,530

	For	Against	Abstain

2. Ratification of the Election of Directors	44,888,223	10,365,703	214,020

3. Appointment of PricewaterhouseCoopers LLP	43,648,731	11,786,994	32,221

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits –

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1

Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).

32.2

Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).

99.1	Information relevant to forward-looking statements. **

(b)        Reports on Form 8-K.

Current Reports on Form 8-K dated May 21, 2003, May 23, 2003, July 21, 2003 and August 6, 2003 were filed during the quarter ended June 30, 2003 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

** Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CHEMICALS INC.
Date: August 19, 2003	By:	/s/ JOHN E. LUSHEFSKI

John E. Lushefski Executive Vice President and Chief Financial Officer (as duly authorized officer and principal financial officer)

Exhibit Index

Exhibit Number	Description of Document

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Information relevant to forward-looking statements.