Form 10-K/A
period 2002-12-31
MILLENNIUM CHEMICALS INC
filed 2003-11-12
CIK 1018099

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER: 1-12091

                                 --------------

                            MILLENNIUM CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

                Delaware                                22-3436215
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      20 Wight Avenue, Suite 100                          21030
            Hunt Valley, MD                             (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 410-229-4400

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

================================================================================

                                TABLE OF CONTENTS

Item                                                                                          Page
----                                                                                          ----
        Explanatory Note...................................................................     2

                                     PART I

1.      Business...........................................................................     6

3.      Legal Proceedings..................................................................    23


                                     PART II

6.      Selected Financial Data............................................................    26

7.      Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................    31

7A.     Quantitative and Qualitative Disclosures about Market Risk.........................    54

8.      Financial Statements and Supplementary Data........................................    55


                                    PART III

14.     Controls and Procedures............................................................   101


                                     PART IV

15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................   102

        Signatures.........................................................................   106


Explanatory Note

       Millennium Chemicals Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2002 to reflect restatements of its financial statements for the years ended December 31, 1998 through 2002. Included herein are restated consolidated statements of operations and consolidated statements of cash flows for each of the three years in the period ended December 31, 2002, and restated consolidated balance sheets as of December 31, 2002 and 2001, as well as selected financial data for the five years ended December 31, 2002. The restatements correct errors in:

       o the accounting for deferred taxes relating to the Company's investment in Equistar Chemicals, LP ("Equistar"), a partnership in which the Company owns a 29.5% interest;

       o the calculation of the Company's minimum pension benefit liability as reflected in its balance sheet at December 31, 2002 and its pension expense for the year then ended, as a result of actuarial valuation errors by the Company's independent actuarial valuation firm; and

       o the accounting for a five-year precious metals agreement entered into in April 1998 that had been characterized as an operating lease and should have been characterized as a secured financing.

These errors, all of which were discovered in July 2003, were initially reported by the company on August 6, 2003, in a press release, a copy of which was appended as an exhibit to a Current Report on Form 8-K of the same date. The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 19, 2003, included restated financial statements which reflected adjustments for these errors.

       Subsequent to the announcement of these errors, and during the course of preparing the restatements of its financial statements, the Company commenced an analysis of comments of the staff of the Securities and Exchange Commission with respect to the accounting in the Company's financial statements for the years 2000 through 2002 for previously established reserves for legal and environmental contingencies. In connection with the Company's preparation of a proposed response to these comments, the Company's independent auditors, which, in the course of their annual audits of the Company's financial statements beginning in 1996 had previously reviewed these reserves and changes therein, raised various questions with respect to these reserves and thereafter brought these questions to the attention of the Audit Committee of the Company's Board of Directors. The Audit Committee, with the assistance of independent legal counsel and accountants, conducted a review of the questions raised by the Company's auditors, as well as the accounting by the Company for legal, environmental and other reserves established for certain of the Company's predecessor businesses. As a consequence of this review, which was completed in early November 2003, the Company determined to include in its restated financial statements adjustments to the timing of income and expense recognition associated with those reserves. These adjustments had the effect of increasing income in the years prior to 1998 by $38 million and increasing expense in financial statements for the years ended December 31, 1998 through 2001 by $38 million. These adjustments also are reflected in this Amendment.

       In addition, during the course of its review of its deferred tax assets related to its investment in Equistar, the Company reexamined the deferred tax asset associated with its French subsidiaries and concluded that, due to the unlikelihood of realizing the value of that asset, it should be eliminated as of December 31, 2002.

       Finally, as a consequence of its review of its accounting with respect to its investment in Equistar, the Company elected to further amend its Consolidated Statements of Operations for the years 1998 through 2002 to reclassify to Selling, development and administrative expense various costs allocated to its investment in Equistar and previously included in (Loss) earnings on Equistar investment in those Consolidated Statements of Operations.

       A detailed discussion of the restatements of the Company's financial statements reflected in this amended Annual Report, including a summary of the aggregate effect of the changes implemented by the restatements, as well as the reclassification of costs associated with the Company's investment in Equistar, is set forth in Note 2 to the Consolidated Financial Statements included in this amended Annual Report. Those financial statements, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, also reflect changes made in response to comments of the staff of the Securities and Exchange Commission following its review of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as initially filed with the Securities and Exchange Commission in March 2003. Changes also have been made to the following additional items of the Annual Report on Form 10-K as a result of the changes to the financial statements, principal among which are the following:

       o Item 1, Business, has been revised to reflect the changes to financial information in the Consolidated Financial Statements as a result of the restatements and the reclassification and to reflect changes to the numbering of the Notes to the Consolidated Financial Statements that are referenced in Item 1. In addition, the phrase "other environmental proceedings" has been deleted to reflect the fact that there are no environmental proceedings other than those involving environmental remediation activities, and the subsection entitled "Executive Officers" has not been repeated in this Amendment;

       o Item 3, Legal Proceedings, has been revised only to change the cross-reference to Note 15 to the Consolidated Financial Statements in the penultimate paragraph;

       o Item 6, Selected Financial Data, has been revised to reflect the restatements and the reclassification;

       o Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatements and the reclassification. In addition, Item 7 has been revised to delete the presentation of financial results that exclude unusual items;

       o Item 7A, Quantitative and Qualitative Disclosures About Market Risk, has been revised to reflect the changes to the numbering of the Notes to the Consolidated Financial Statements;

       o Item 8, Financial Statements and Supplementary Data, has been revised to reflect the restatements and the reclassification; and

       o Item 14, Controls and Procedures, has been updated to reflect the evaluation made by the Company in connection with this Amendment.

       This Amendment does not reflect events that have occurred after March 25, 2003, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2003, June 30, 2003, and September 30, 2003. The Company will file with the Securities and Exchange Commission an amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 to reflect changes therein required as a consequence of the above-described financial statement restatements and reclassification.

Disclosure Concerning Forward-Looking Statements

       The statements in this Annual Report on Form 10-K/A (the "Annual Report") that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

       These forward-looking statements are only present expectations as at the time of the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Actual events or results may differ materially. Factors that could cause such a difference include:

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

       A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as initially filed with the Securities and Exchange Commission on March 25, 2003.

       Some of these Cautionary Statements are discussed in more detail under "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date of the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Annual Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission

                           Non-GAAP Financial Measures

       Financial measures based on accounting principles generally accepted in the United States of America ("GAAP") are commonly referred to as GAAP financial measures. For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses so-called non-GAAP financial measures, primarily EBITDA, Pro Forma EBITDA, Pro Forma Operating Income, Pro Forma Net Sales and Pro Forma Depreciation and Amortization. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies' performance. Pro Forma EBITDA and Pro Forma Operating Income include the Company's underlying interest (29.5%) in Equistar's results. Pro Forma Net Sales and Pro Forma Depreciation and Amortization include net sales and depreciation and amortization, respectively, in accordance with GAAP together with the Company's underlying interest in Equistar's corresponding amounts. The Company believes this pro forma information provides useful information to investors regarding its underlying interest in Equistar. EBITDA and the pro forma measures identified above are not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures of other companies.

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

                                Business Segments

       The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's selling, development and administrative ("S,D&A") costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. See Note 17 to the Consolidated Financial Statements included in this Annual Report. The Company also holds a 29.5% interest in Equistar that is accounted for under the equity method. See Notes 1 and 5 to the Consolidated Financial Statements included in this Annual Report.

                               Principal Products

       The following is a description of the principal products of the Company's business segments:


                        Product                                                       Uses
                        -------                                                       ----
Titanium Dioxide and Related Products:
   Titanium dioxide ("TiO[u]2")......................    A white pigment used to provide whiteness, brightness,
                                                         opacity and durability in paint and coatings, plastics,
                                                         paper and elastomers.

   Titanium tetrachloride ("TiCl[u]4")...............    The intermediate product used in making TiO[u]2. TiCl[u]4 is also used for: the manufacture of titanium metal, which is used to make a wide variety of products including eyeglass
                                                         frames, aerospace parts and golf clubs; the manufacture of catalysts and specialty pigments; and, as a surface
                                                         treatment for glass.

   Zirconium-based compounds and chemicals............   Chemicals used in coloring for ceramics, in pigment surface treatment, solid oxide fuel cells and to enhance optics.

   Ultra-fine TiO[u]2................................    Nanoparticle and ultra-fine products used in optical,
                                                         electronic, catalyst and ultra-violet absorption
                                                         applications.

   Silica gel.........................................   Inorganic product used to reduce gloss and control flow in coatings. Also used to stabilize beer and extend the shelf life of plastic films, powdered food products and
                                                         pharmaceuticals.

   Cadmium-based pigments.............................   Inorganic colors used in engineered plastics, artists'
                                                         colors, ceramics, inks, automotive refinish coatings, coil and extrusion coatings, aerospace coatings and specialty
                                                         industrial finishes.


Acetyls:
   Vinyl acetate monomer ("VAM")......................   A petrochemical product used to produce a variety of polymer products used in adhesives, water-based paint, textile
                                                         coatings and paper coatings.

   Acetic acid........................................   A feedstock used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles),
                                                         industrial solvents, and a variety of other chemicals.

   Methanol...........................................   A feedstock used to produce acetic acid; methyl tertiary
                                                         butyl ether ("MTBE"), a gasoline additive, formaldehyde, and several other products. The Company is a producer of
                                                         methanol through its 85% interest in La Porte Methanol
                                                         Company.

Specialty Chemicals
   Terpene fragrance chemicals........................   Individual components that are blended to make fragrances
                                                         used in detergents, soaps, perfumes, personal-care items and household goods.

   Flavor chemicals...................................   Individual components that are blended to impart or enhance flavors used in toothpaste, chewing gum and other consumer products.


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

                    Millennium Chemicals' TiO[u]2 Rated Capacity
                             (metric tons per annum)


                                                                                            Percentage
       Process                                                              Capacity        of Capacity
       -------                                                              --------        -----------
       Chloride......................................................        505,000            73%
       Sulfate.......................................................        185,000            27%
                                                                             -------           ---
            Total....................................................        690,000           100%

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

       Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's SiLCRON 'r' brand of fine-particle silica gel is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON 'r' is also used in food and pharmaceutical applications. SiL-PROOF 'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica gel is distributed in dry form in palletized bags by truck and ocean carrier.

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

                                     Acetyls

       The following table sets forth information concerning the annual production capacity, as of the date of this report, of the Company's principal Acetyls products:

                  Millennium Chemicals' Acetyls Rated Capacity
                         (millions of pounds per annum)

       Product                                            Capacity
       --------                                          -----------
       Vinyl Acetate Monomer...........................         850
       Acetic Acid.....................................       1,200


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

                            Research and Development

       The Company's expenditures for research and development totaled $20 million, $20 million and $26 million in 2002, 2001 and 2000, respectively. Research and development expense decreased by approximately $6 million from 2000 to 2001 due to the Company's efforts to reduce S,D&A costs in the current economic environment. The Company conducts research at facilities in Baltimore, Maryland, Stallingborough, United Kingdom, Bunbury, Western Australia, Le Havre, Normandy and Jacksonville, Florida. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             International Exposure

       The Company generates revenue from export sales (i.e., sales outside the United States by domestic operations), as well as revenue from the Company's operations conducted outside the United States. Export sales, which are made to more than 90 countries, amounted to approximately 14%, 13% and 11% of total revenues in 2002, 2001 and 2000, respectively. Revenue from non-United States operations amounted to approximately 45%, 41% and 40% of total revenues in 2002, 2001 and 2000, respectively, principally reflecting the operations of the Company's Titanium Dioxide and Related Products business segment in Europe, Australia and Brazil. Identifiable assets of the non-United States operations represented 36% and 28% of total identifiable assets at December 31, 2002 and 2001, respectively, principally reflecting the assets of these operations. Identifiable assets of non-United States operations as a percentage of the Company's total assets increased in 2002 compared to 2001 due to a decrease in the Company's identifiable assets in the United States, primarily goodwill, pension assets and the Company's investment in Equistar. See Notes 5 and 12 and "Goodwill" in Note 1 to the Consolidated Financial Statements included in this Annual Report.

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

       The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product, as of January 1, 2003:

       Product                                                     Annual Capacity
       -------                                                     ---------------
       Olefins:
          Ethylene................................................ 11.6 billion pounds(a)
          Propylene............................................... 5.0 billion pounds(a)(b)
          Butadiene............................................... 1.2 billion pounds
       Oxygenated Products:
          Ethylene oxide.......................................... 1.1 billion pounds
          Ethylene glycol......................................... 1.0 billion pounds
          Ethylene oxide derivatives.............................. 225 million pounds
          MTBE.................................................... 284 million gallons(c)
          Ethanol................................................. 50 million gallons
       Aromatics:
          Benzene................................................. 310 million gallons
          Toluene................................................. 66 million gallons
       Specialty Products:
          Dicyclopentadiene....................................... 130 million pounds
          Isoprene................................................ 145 million pounds
          Resin oil............................................... 150 million pounds
          Piperylenes............................................. 100 million pounds
          Alkylate................................................ 337 million gallons(d)
          Diethyl ether........................................... 5 million gallons

------------
(a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001.

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

       Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.025 million and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

       The Company is defending a matter that involves the potential for civil penalties or sanctions in excess of $0.1 million. In April 1997, the Illinois Attorney General filed a complaint in Circuit Court in Grundy, Illinois alleging releases into the environment from Millennium Petrochemical's former Morris, Illinois facility (which was contributed to Equistar on December 1, 1997). The Company believes it has substantial defenses to this action.

       In 2002, the Company settled on favorable terms the matter of South Carolina Department of Health and Environmental Control v. Henkel Corp, Cognis Corp, Millennium Petrochemicals Inc., et al., civil action no. 6:00-2570-20 (U.S. District Court for the District of South Carolina).

       The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. Expense associated with these contingencies included in Selling, development and administrative expense totaled $15 million and $6 million in 2001 and 2000, respectively. These expenses resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

       One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al, commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a "public nuisance." On March 20, 2003, the court denied the motions for the judgment as a matter of law filed by both sides during and after the trial. The State of Rhode Island may seek a new trial.

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

       The Company believes that it has valid defenses to the legal proceedings described above and intends to defend these legal proceedings vigorously. However, litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. Based upon information currently available, the Company does not believe that the outcome of these proceedings will, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. For additional information, see "Environmental and Litigation Matters" in Item 7 and Note 16 to the Consolidated Financial Statements included in this Annual Report.

       For information concerning the Company's environmental proceedings, see "Environmental Matters" in Item 1 of this Annual Report, which is incorporated in this Item 3 by reference.

                                     PART II

Item 6. Selected Financial Data

       The selected financial data presented below for each of the five years ended December 31, 2002 have been restated to correct errors in the Company's accounting for deferred taxes relating to its investment in Equistar, the calculation of its pension benefit obligations, its accounting for a multi-year precious metals agreement, and the timing of its recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses. During the course of its review of deferred tax assets, the Company concluded that its realization of a deferred tax asset related to its French subsidiaries was unlikely and has also restated its financial statements to eliminate such deferred tax asset. In addition, selling, development and administrative costs allocated to the Company's investment in Equistar and previously reported in Loss on Equistar investment have been reclassified to Selling, development and administrative expense. The effect of these restatement adjustments and the reclassification on the Company's selected financial data is presented in the table that follows the selected financial data in this Item 6 and is more fully described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

       The selected financial data included below were derived from the Consolidated Financial Statements of the Company, as restated, and should be read in conjunction with such financial statements, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part II, Items 8 and 7, respectively, of this Annual Report.

       During the fourth quarter of 2002, the Company changed from the last-in first-out ("LIFO") method to the first-in first-out ("FIFO") method of accounting for certain of its United States inventories in the Titanium Dioxide and Related Products business segment. The method was changed in part to achieve a better matching of revenues and expenses due to decreasing inventory quantities and costs. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company. Information presented below and throughout this Annual Report has been restated for all periods presented to reflect the change from the LIFO to FIFO method.

Selected Financial Data

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                       2002(1)        2001(1)       2000(1)        1999(1)        1998(1)(13)
                                                       -------        -------       -------        -------        -----------
                                                     (Restated)*    (Restated)*   (Restated)*    (Restated)*    (Restated)*
                                                                      (Millions, except per share data)
Income Statement Data
   Net sales .....................................     $1,554         $1,590        $1,793         $1,589          $1,597
   Operating income ..............................         80 (3)         14 (6)       201 (9)        139 (11)        193(14)
   (Loss) earnings on Equistar investment ........        (73)           (83)(7)        45 (7)         (7) (7)         56(15)
   (Loss) income from continuing operations
     before cumulative effect of accounting change        (28)(4)        (54)(8)       111(10)       (549)(12)         13(16)
   Cumulative effect of accounting change ........       (305)(5)         --            --             --              --
   Net (loss) income from continuing operations ..       (333)(4)        (54)(8)       111(10)       (549)(12)         13(16)
   Basic (loss) earnings per share from continuing
     operations before cumulative effect of
     accounting change ...........................      (0.44)(4)      (0.85)(8)      1.73(10)      (7.93)(12)       0.17(16)
   Basic (loss) earnings per share from continuing
     operations ..................................      (5.24)(4)      (0.85)(8)      1.73(10)      (7.93)(12)       0.17(16)
   Dividends declared per share(2) ...............       0.54           0.54          0.54           0.54            0.54
Balance Sheet Data (at period end)
   Total assets ..................................     $2,396         $2,965        $3,259         $3,286          $4,145
   Total liabilities .............................      2,412          2,454         2,631          2,621           2,695
   Minority interest .............................         19             21            22             16              15
   Shareholders'(deficit) equity .................        (35)           490           606            649           1,435
Other Data (with respect to continuing operations)
   Depreciation and amortization .................     $  102         $  110        $  113         $  105          $  102
   Capital expenditures ..........................         71             97           110            109             215

-----------------

* The Company restated its financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report. The table that follows in this Item 6 presents a summary of the effect of the revisions.


(1) The restatement of the Company's results to reflect the accounting change from LIFO to FIFO had the following impact on net income (loss) for each of the years presented above: increase of less than $1 million in 2002; decrease of $4 million or $0.07 per share in 2001; increase of $2 million or $0.04 per share in 2000; decrease of $6 million or $0.09 per share in 1999; and increase of $7 million or $0.11 per share in 1998.

(2) Amounts for 1998 through 2001 were previously reported at $0.60 per share, which included dividends declared of $0.54 per share, plus United Kingdom Notional Tax Credit of $0.06 per share. See Item 5 in this Annual Report for more information regarding dividends.

(3) Includes a benefit of $6 million from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(4) Includes an after-tax benefit of $4 million or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 million or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 million or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

(5) Reflects cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See "Accounting Changes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

(6) Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company's goodwill amortization.

(7)  Includes $10 million of Equistar's goodwill amortization.

(8) Includes $24 million after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 million or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, $9 million after-tax or $0.14 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company's goodwill amortization, $10 million or $0.16 per share of Equistar's goodwill amortization and a tax benefit of $42 million or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(9) Includes $6 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company's goodwill amortization.

(10) Includes $4 million after-tax or $0.06 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company's goodwill amortization and $10 million or $0.16 per share of Equistar's goodwill amortization.

(11) Includes $5 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $12 million of the Company's goodwill amortization.

(12) Includes non-recurring charge for loss in value of the Equistar interest of $639 million to reduce the carrying value of the Equistar interest to estimated fair value, $3 million after-tax or $0.04 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, and $12 million or $0.17 per share of the Company's goodwill amortization and $10 million or $0.14 per share of Equistar's goodwill amortization.

(13) Includes six months of earnings of the Brazilian TiO[u]2 business acquired on July 1, 1998.

(14) Includes $14 million of the Company's goodwill amortization.

(15) Includes $9 million of Equistar's goodwill amortization.

(16) Includes $14 million or $0.18 per share of the Company's goodwill amortization and $9 million or $0.12 per share of Equistar's goodwill amortization.

     The table that follows presents a summary of the effect of the restatement adjustments and the reclassification described above on the Company's selected financial data at and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. See Note 2 to the Consolidated Financial Statements included in this Annual Report for a complete description of the restatement adjustments and reclassification.

                                                                       Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                      2002(1)                     2001(1)                     2000(1)
                                              ----------------------      ----------------------      ---------------------
                                                 As            As            As            As            As          As
                                              Reported      Restated      Reported      Restated      Reported     Restated
                                              --------      --------      --------      --------      --------     --------
                                                                   (Millions, except per share data)
Income Statement Data
  Operating income .....................       $   93        $   80        $   39        $   14        $  217       $  201
  (Loss) earnings on Equistar
    investment .........................          (80)          (73)          (90)          (83)           39           45
  (Loss) income from continuing
    operations before cumulative
    effect of accounting change ........           21           (28)          (47)          (54)          124          111
  (Loss) income from
    continuing operations ..............         (284)         (333)          (47)          (54)          124          111
  Basic (loss) earnings per share
    from continuing operations
    before cumulative effect of
    accounting change ..................         0.33         (0.44)        (0.75)        (0.85)         1.94         1.73
  Basic (loss) earnings per share
    from continuing operations..........        (4.47)        (5.24)        (0.75)        (0.85)         1.94         1.73
Balance Sheet Data (at period end)
  Total assets .........................       $2,467        $2,396        $2,990        $2,965        $3,255       $3,259
  Total liabilities ....................        2,009         2,412         2,072         2,454         2,227        2,631
  Shareholders' equity (deficit) .......          439           (35)          897           490         1,006          606



                                                           Year Ended December 31,
                                              -------------------------------------------------
                                                      1999(1)                   1998(1)(2)
                                              ----------------------      ---------------------
                                                 As            As            As           As
                                              Reported      Restated      Reported     Restated
                                              --------      --------      --------     --------
                                                       (Millions, except per share data)
Income Statement Data
  Operating income .....................       $  159        $  139        $  216       $  193
  (Loss) earnings on Equistar
    investment .........................          (19)           (7)           40           56
  (Loss) income from continuing
    operations before cumulative
    effect of accounting change ........         (332)         (549)          171           13
  (Loss) income from
    continuing operations ..............         (332)         (549)          171           13
  Basic (loss) earnings per share
    from continuing operations
    before cumulative effect of
    accounting change ..................        (4.80)        (7.93)         2.29         0.17
  Basic (loss) earnings per share
    from continuing operations..........        (4.80)        (7.93)         2.29         0.17
Balance Sheet Data (at period end)
  Total assets .........................       $3,282        $3,286        $4,141       $4,145
  Total liabilities ....................        2,230         2,621         2,521        2,695
  Shareholders' equity (deficit) .......        1,036           649         1,605        1,435

-----------------

(1) The restatement adjustments described in Note 2 to the Consolidated Financial Statements included in this Annual Report had the following effect on Income Statement Data for the years 1998 through 2002:

     o Restatement adjustments for deferred taxes related to the Company's investment in Equistar increased income tax expense and increased Loss from continuing operations by $36 million and $212 million in 2002 and 1999, respectively; decreased income tax expense and decreased Loss from continuing operations by $4 million in 2001; and increased tax expense and decreased Income from continuing operations by $6 million and $154 million in 2000 and 1998, respectively;

     o Income tax expense and Loss from continuing operations were increased by $10 million in 2002 to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries;

     o Net periodic benefit cost increased and Operating income decreased by $2 million and Loss from continuing operations increased by $1 million in 2002 resulting from the correction of errors in the calculation of the Company's pension benefit obligations;

     o The effect of the restatement adjustments to correct the accounting for the Company's multi-year precious metals agreement was to decrease Operating income by $4 million, $2 million, $1 million, and $2 million for the years 2002, 2001, 2000, and 1999, respectively; increase Loss from continuing operations by $2 million, $1 million, and $1 million for 2002, 2001 and 1999, respectively; and decrease Income from continuing operations by $1 million for 2000; and

     o Restatement adjustments related to the timing of the Company's recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses, decreased Operating income by $16 million, $9 million, $6 million and $7 million for the years 2001, 2000, 1999 and 1998, respectively; increased Loss from continuing operations by $10 million in 2001; decreased Income from continuing operations by $6 million and $4 million for the years 2000 and 1998, respectively; and increased Loss from continuing operations by $4 million in 1999.

(2) The restatement adjustments for deferred taxes related to the Company's investment in Equistar (see Note 2 to the Consolidated Financial Statements included in this Annual Report) increased net deferred tax liabilities and decreased Shareholders' equity at December 31, 1997 by $36 million, and the restatement adjustments for the timing of the Company's recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses decreased Total liabilities and increased Shareholders' equity at December 31, 1997 by $24 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

       The Company restated its financial statements for the years 1998 through 2002, to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations, its accounting for a multi-year precious metals agreement, and the timing of its recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses and thereafter accounted for by the Company.

       Deferred tax assets and liabilities and deferred tax expense for the years 1998 through 2002 were restated to appropriately account for the Company's book and tax basis differences associated with its investment in Equistar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The accounting for deferred tax associated with Equistar was previously based on the difference between book and tax basis of a subsidiary that holds the partnership investment. Deferred tax is now based on the difference between book basis and tax basis of the actual partnership interest held by the subsidiary. The effect of the adjustments to deferred tax assets and liabilities was to increase net deferred tax liabilities and Accumulated deficit by $402 million at December 31, 1999. The effect of the adjustments to Benefit from income taxes for 2002 and 2001 was a decrease of $36 million and an increase of $4 million, respectively, and the effect to Provision for income taxes for 2000 was an increase of $6 million. Other comprehensive loss was reduced by $15 million in 2002 due to these adjustments. In addition, during the course of its review of its deferred tax assets, the Company concluded that its realization of a deferred tax asset of $10 million related to its French subsidiaries was unlikely. The elimination of this deferred tax asset as of December 31, 2002, resulted in an increase of $10 million in net deferred tax liabilities and a decrease in Benefit from income taxes for 2002 of $10 million.

       The Company also restated its accrued pension benefit costs, included in Other liabilities, and its net periodic pension benefit cost for 2002 to correct errors in the calculation of its pension liability. The Company's principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated benefit obligation at December 31, 2002 for the Company's largest domestic pension plan. The effect of these corrections was to increase accrued pension benefit cost by $53 million and to decrease net deferred tax liabilities by $19 million at December 31, 2002, and to increase net periodic pension benefit cost by $2 million, to decrease Operating income by $2 million, to increase Net loss by $1 million, and to increase Other comprehensive loss by $33 million for the year then ended.

       The financial statements for the years 1998 through 2002 also were restated to reflect a retroactive change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 9 to the Consolidated Financial Statements included in this Annual Report. The Company previously accounted for this agreement as an operating lease but is now accounting for this agreement as a secured financing. As a result, at December 31, 1999, Other assets increased by $4 million, Accrued expenses and other liabilities decreased by $1 million, Other long-term borrowings increased by $11 million, net deferred tax liabilities decreased by $1 million, Other liabilities decreased by $4 million, and Accumulated deficit increased by $1 million ; Operating income for 2002, 2001 and 2000 decreased by $4 million, $2 million and $1 million, respectively; Net loss for 2002 and 2001 increased by $2 million and $1 million, respectively; and Net income for 2000 decreased by $1 million.

       The restatement of the financial statements for the years 1998 through 2001 also includes changes to correct the timing of income and expense recognition associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses. The effect of this restatement was to decrease Accrued expenses and other liabilities and Other liabilities by $1 million and $24 million, respectively, and to increase net deferred tax liabilities and Accumulated deficit by $9 million and $16 million, respectively, at December 31, 1999, to decrease Operating income by $16 million and $9 million for the years 2001 and 2000, respectively; to increase Net loss by $10 million in 2001; and to decrease Net income by $6 million in 2000.

       In addition, $7 million, $7 million and $6 million of selling, development and administrative ("S,D&A") costs allocated to the Company's investment in Equistar and previously reported in (Loss) earnings on Equistar investment for the years ended December 31, 2002, 2001 and 2000, respectively, were reclassified to Selling, development and administrative expense in the Company's Consolidated Statements of Operations.

                                  Introduction

       The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified to the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 5 to the Consolidated Financial Statements included in this Annual Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

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

       o   S,D&A costs were lower by $31 million or 18% from 2001.

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

       As discussed in more detail in "Financing and Capital Structure" the Company believes that it will not be in compliance with certain financial covenants at June 30, 2003, unless economic and business conditions improve significantly in the second quarter of 2003. Accordingly, the Company is seeking a waiver or amendment to its credit agreement, which it expects to obtain by June 30, 2003.

       With the Company's lowered cost base and improved prices for its major products during the first quarter, overall prospects for the Company's business segments are expected to be favorable for 2003 compared to 2002; however, the current global economic uncertainties and volatile energy markets could significantly adversely affect these prospects as well as the prospects of Equistar.

Pension Assets and Equity

       Because of the recent declines in the financial markets, certain of the Company's US and foreign pension plans had underfunded Accumulated Benefit Obligations ("ABO") at the end of 2002. The Company is required to charge to Shareholders' (deficit) equity a minimum liability for any underfunded amount and the existing prepaid pension asset related to the affected plans. The charge to Shareholders' (deficit) equity at December 31, 2002, net of income taxes, was $188 million. See Note 12 to the Consolidated Financial Statements included in this Annual Report.

       Due to the reduction in the fair value of pension plan assets and the Company's decision to reduce its assumptions for the expected return on pension plan assets and the discount rate related to its pension plans, pension expense for 2003 is expected to increase by approximately $10 million. Pension income was $7 million, $8 million and $9 million for 2002, 2001 and 2000, respectively. Pension plan funding requirements are not expected to materially change in 2003.

Income Taxes

       The Company recorded a tax benefit of $22 million in 2002 and $42 million in 2001 unrelated to transactions for those years. In 2002, the tax benefit primarily relates to an $18 million refund of tax and interest originating from refund claims filed with the Internal Revenue Service ("IRS") in 2002 which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit relates to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company's original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. The reversal of those accruals was offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

       As a result of the Company's assessment of its net deferred tax assets, a valuation allowance of $10 million was required for the net deferred tax assets of its French subsidiaries at December 31, 2002. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company's results in those periods would be adversely affected.


                       Results of Consolidated Operations

                                                           2002           2001          2000
                                                       -----------    -----------    -----------
                                                       (Restated)*    (Restated)*    (Restated)*
                                                           (Millions, except per share data)
Net sales..........................................    $1,554         $1,590         $1,793
Operating income...................................        80 (1)         14 (4)        201(7)
(Loss) earnings on Equistar investment.............       (73)           (83)(5)         45(8)
(Loss) income before cumulative effect of
   accounting change...............................       (28)(2)        (54)(6)        111(9)
Cumulative effect of accounting change.............      (305)(3)         --             --
Net (loss) income..................................      (333)(2)        (54)(6)        111(9)
Basic (loss) earnings per share before cumulative
   effect of accounting change.....................     (0.44)(2)      (0.85)(6)       1.73(9)
Diluted (loss) earnings per share before
   cumulative effect of accounting change..........     (0.44)(2)      (0.85)(6)       1.72(9)
Basic (loss) earnings per share....................     (5.24)         (0.85)          1.73
Diluted (loss) earnings per share..................     (5.24)         (0.85)          1.72

-----------------
  * The Company restated its financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report.

(1) Includes a benefit of $6 million from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(2) Includes an after-tax benefit of $4 million or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 million or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 million or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

(3) Cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142.

(4) Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and goodwill amortization of $13 million.

(5) Includes $10 million of goodwill amortization and $6 million representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.

(6) Includes $24 million after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 million or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, $9 million after-tax or $0.14 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $23 million or $0.36 per share of goodwill amortization and a tax benefit of $42 million or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(7) Includes $6 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of goodwill amortization.

(8)    Includes $10 million of goodwill amortization.

(9) Includes $4 million after-tax or $0.06 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $23 million or $0.36 per share of goodwill amortization.


Accounting Changes

LIFO
       During the fourth quarter of 2002, the Company changed from the LIFO method to the FIFO method of accounting for certain of its United States inventories in the Titanium Dioxide and Related Products business segment. The method was changed in part to achieve a better matching of revenues and expenses due to decreasing inventory quantities and costs. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all product inventories of the Company. The change increased operating income in the Titanium Dioxide and Related Products business segment by less than $2 million and positively impacted the net loss of the Company by less than $1 million or $0.02 per share in 2002. The effect of the change on operating income for the Titanium Dioxide and Related Products business segment was a decrease of $7 million and an increase of $4 million for the year 2001 and 2000, respectively. Net (loss) income and net (loss) income per share of the Company were negatively impacted by $4 million or $0.07 per share, respectively, for the year 2001 and positively impacted by $2 million or $0.04 per share, respectively, for the year 2000. Information presented above and throughout this Annual Report has been restated for all periods presented to reflect the change from the LIFO to FIFO method.

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

       Goodwill amortization was suspended on January 1, 2002 in accordance with SFAS No. 142. Results for each of the years 2001 and 2000 included $13 million of expense in operating income for amortization of the Company's goodwill and $10 million included in (Loss) earnings on Equistar investment for the Company's share of Equistar's goodwill amortization.

2002 Versus 2001

       The Company reported a loss before the cumulative effect of an accounting change for goodwill of $28 million or $0.44 per share in 2002 compared to a loss of $54 million or $0.85 per share in 2001. The Company's pre-tax results increased $68 million in 2002 compared to 2001, including $66 million higher operating income and a $10 million lower loss from the Company's investment in Equistar, partially offset by $4 million greater net interest expense and $4 million higher minority interest and other expenses. Income taxes in 2002 include a tax benefit of $22 million or $0.35 per share, primarily related to a federal tax refund claim, while income taxes in 2001 include a tax benefit of $42 million or $0.66 per share as a result of a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years. These tax benefits are more fully described in "Income Taxes" above.

       Operating income for 2002 of $80 million increased by $66 million from 2001 primarily due to charges recorded in 2001 for reorganization and plant closure costs and to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses that did not recur in 2002 and the suspension of goodwill amortization in 2002. Operating income in 2001 includes $36 million of aggregate reorganization and plant closure costs related to reorganization activities within each of the Company's business segments, $15 million of charges to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. During the second quarter of 2001, $31 million was recorded in connection with the Company's announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland. The $31 million charge included severance and other employee-related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 million write-down of assets and $2 million in other costs associated with the idling of the plant. During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio, and recorded reorganization and other charges of $5 million in the Acetyls segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the write-down of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001. All payments for severance and related costs and for other costs related to the reorganization and plant closure have been made as of December 31, 2002.

       Operating income in 2002 compared to 2001 increased by $32 million in the Acetyls business segment, including $5 million of reorganization and plant closure costs in 2001 that did not recur in 2002 and $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS
No. 142. Operating income in 2002 compared to 2001 increased by $21 million in the Titanium Dioxide and Related Products business segment, including
$30 million of reorganization and plant closure costs in 2001 that did not recur in 2002 and $2 million of goodwill amortization in 2001 that was suspended on January 1, 2002 in accordance with SFAS No. 142. Operating income in 2002 compared to 2001 decreased by $5 million in the Specialty Chemicals business segment, including $1 million of reorganization and plant closure costs in 2001 that did not recur in 2002. Other operating loss not identified with the three separate business segments for 2002 was $18 million lower compared to 2001. Other operating loss in 2002 included a benefit of $6 million from the reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, and in 2001 included charges of $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

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

       After a reduction of $55 million or 26% in 2001, S,D&A costs were reduced in 2002 by an additional $10 million or 6%. The $55 million reduction in S,D&A costs in 2001 excludes $15 million and $6 million of charges in 2001 and 2000, respectively, to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The $10 million reduction in S,D&A costs in 2002 excludes $15 million of charges in 2001 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and a benefit of $6 million in 2002 from the reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The Company continued to focus on its cost reduction initiatives and received a full year of benefit from its June 2001 reorganization and reduction in workforce. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

       The Company's loss from its Equistar investment was $73 million in 2002 and $83 million in 2001. The loss in 2001 includes $10 million representing the Company's share of Equistar's goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142, and $6 million of costs related to the shutdown of Equistar's Port Arthur, Texas plant. Excluding the effect of these items, the Company's loss on its Equistar investment was $6 million higher in 2002 compared to 2001. Higher polymer margins primarily due to lower raw material costs were more than offset by lower margins in the petrochemical segment primarily as a result of lower sales prices.

2001 Versus 2000

       Net sales for 2001 decreased $203 million or 11% from 2000 primarily due to weak demand in the Titanium Dioxide and Related Products business segment and declining prices across all business segments. Operating income of $14 million decreased $187 million or 93% from 2000. This decrease in operating income includes $36 million of reorganization and plant closure costs related to reorganization activities within each of the Company's business segments, as more fully described in "2002 Versus 2001" above. All three business segments were affected by the slowdown in the global economy. Operating income in the Titanium Dioxide and Related Products segment decreased $106 million or 72% from 2000, including $30 million of reorganization and plant closure costs in 2001. The Titanium Dioxide and Related Products business segment experienced competitive pressure on pricing globally, reduced sales volume and higher manufacturing costs, primarily caused by lower fixed cost absorption due to reduced plant operating rates. In the Acetyls business segment, 2001 operating results declined by $68 million or 145% from 2000, including $5 million of reorganization and plant closure costs in 2001, as the segment was severely impacted by declining prices during the third and fourth quarters, the high cost of natural gas during the first quarter and the impact of unfavorable fixed-price natural gas purchase positions entered during the first quarter, which negatively impacted operating results by $19 million in the last three quarters of the year. Specialty Chemicals operating profit of $11 million was down $9 million or 45% from 2000, including $1 million of reorganization and plant closure costs in 2001. The Specialty Chemicals business segment remained under significant competitive pressure. Other operating loss not identified with the three business segments for 2001 increased $4 million from 2000, primarily due to higher charges to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, partially offset by higher income from employee benefit plans related to predecessor businesses. The Company reduced S,D&A costs by $55 million or 26% from 2000, excluding $15 million and $6 million of charges in 2001 and 2000, respectively, to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. This significant reduction in S,D&A costs was achieved through the Company's cost-saving initiatives, which included benefits from the Company's reorganization and reduction in workforce, reduced external consultant fees, reduced employee bonuses and travel, and various other cost reductions.

       The Company reported a net loss of $54 million or $0.85 per share for 2001 compared to net income of $111 million or $1.73 per share for 2000. The decrease was primarily due to decreased operating results in all three business segments, reorganization and plant closure costs included in 2001 and a loss from the Company's investment in Equistar of $83 million compared to earnings from its investment in Equistar of $45 million in 2000. Additionally, the 2001 results include a tax benefit of $42 million due to favorable developments related to matters reserved for in prior years, as more fully described in "Income Taxes" above.

                                Segment Analysis

       A description of the products and markets for each of the business segments is included in Item 1 of this Annual Report. Additional segment information is included in Note 17 to the Consolidated Financial Statements in this Annual Report.

Titanium Dioxide and Related Products

                                                2002         2001         2000
                                               ------       ------       ------
                                                          (Millions)
Net sales....................................  $1,129       $1,145       $1,355
Operating income.............................      63           42          148


2002 Versus 2001

       Operating income for 2002 of $63 million increased $21 million or 50% from the prior year. Operating income in 2001 includes $30 million of reorganization and plant closure costs that did not recur in 2002, as more fully described in "Results of Consolidated Operations" above, and $2 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Excluding the reorganization and plant closure costs and goodwill amortization from the 2001 results, operating income in 2002 decreased $11 million from the prior year primarily due to lower selling prices ($83 million), partially offset by the favorable effects of lower manufacturing and other costs of sales ($41 million), lower S,D&A expenses ($19 million) and higher sales volume ($12 million).

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

2001 Versus 2000

       Operating income for 2001 of $42 million decreased $106 million or 72% from the prior year. Operating income in 2001 includes $30 million of reorganization and plant closure costs, as more fully described in "Results of Consolidated Operations" above. Excluding the reorganization and plant closure costs from the 2001 results, operating income in 2001 decreased $76 million from the prior year primarily due to lower sales volume ($43 million), lower selling prices ($42 million) and higher manufacturing costs ($30 million), partially offset by lower S,D&A expenses ($39 million).

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

Acetyls

                                             2002          2001         2000
                                         -----------   -----------   -----------
                                         (Restated)*   (Restated)*   (Restated)*
                                                       (Millions)
Net sales.................................   $334          $355          $337
Operating income (loss)...................     11           (21)           47

----------------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report.

2002 Versus 2001

       Operating income in the Acetyls business segment for 2002 of $11 million increased by $32 million from an operating loss of $21 million in 2001. Operating income in 2001 includes $5 million of reorganization and plant closure costs that did not recur in 2002, as more fully described in "Results of Consolidated Operations" above, and $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Excluding the reorganization and plant closure costs and goodwill amortization from the 2001 results, operating income in 2002 increased $16 million from the prior year, primarily due to lower production costs ($65 million) and higher sales volume ($10 million), partially offset by lower selling prices ($55 million) and higher S,D&A expenses ($4 million).

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

       S,D&A costs for 2002 were $4 million or 29% higher than 2001, primarily due to a loss in 2002 for the change in the value of gold and the Company's obligation under its agreement with a third party, which provides the Company with the right to use gold at its La Porte, Texas facility. See Note 9 to the Consolidated Financial Statements included in this Annual Report.

2001 Versus 2000

       The Acetyls business segment's operating loss for 2001 was $21 million, a decrease of $68 million or 145% from operating profit of $47 million in 2000. Operating income in 2001 includes $5 million of reorganization and plant closure costs, as more fully described in "Results of Consolidated Operations" above. Excluding the reorganization and plant closure costs from the 2001 results, operating income in 2001 decreased $63 million from the prior year, primarily due to higher production costs ($69 million), lower sales volume ($2 million) and lower selling prices ($1 million), partially offset by lower S,D&A expenses ($9 million). Net sales increased $18 million to $355 million, primarily due to higher prices and higher VAM sales volume in the first half of the year compared to 2000. The operating loss in the fourth quarter of 2001 was $13 million compared to $4 in the third quarter of 2001 and income of $18 million in the fourth quarter of 2000, as deteriorating business conditions over the course of 2001 impacted the Acetyls business segment.

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

Specialty Chemicals

                                                     2002       2001       2000
                                                    ------     ------     ------
                                                             (Millions)
Net sales........................................     $91        $90       $101
Operating income.................................       6         11         20

2002 Versus 2001

       Operating income for 2002 of $6 million was $5 million or 45% lower than 2001. Operating income in 2001 includes $1 million of reorganization and plant closure costs that did not recur in 2002, as more fully described in "Results of Consolidated Operations" above. Excluding the reorganization and plant closure costs from the 2001 results, operating income in 2002 decreased $6 million from the prior year, primarily due to higher manufacturing and other cost of sales ($17 million) and lower sales volume ($4 million), partially offset by higher average selling prices ($15 million).

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

2001 Versus 2000

       Operating income for 2001 was $11 million, a decrease of $9 million or 45% from the prior year. Operating income in 2001 includes $1 million of reorganization and plant closure costs, as more fully described in "Results of Consolidated Operations" above. Excluding the reorganization and plant closure costs from the 2001 results, operating income in 2001 decreased $8 million from the prior year, primarily due to lower selling prices ($9 million) and lower sales volume ($1 million), partially offset by lower S,D&A expenses ($2 million).

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

Other

                                             2002          2001         2000
                                         -----------   -----------   -----------
                                         (Restated)*   (Restated)*   (Restated)*
                                                       (Millions)
Operating loss..........................     $ --         $(18)         $(14)

----------------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report.

2002 Versus 2001

       Operating loss not identified with the three separate business segments for 2002 was $18 million less than 2001, primarily due to a $15 million charge in 2001 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and a benefit of $6 million from the reduction of reserves in 2002 due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

2001 Versus 2000

       Operating loss not identified with the three separate business segments for 2001 was $4 million greater than 2000, primarily due to higher charges to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, partially offset by higher income from employee benefit plans related to predecessor businesses.

Equistar

                                                                  Company's Share                      Reported by Equistar
                                                            ------------------------------------  -----------------------------
                                                              2002         2001         2000       2002(1)     2001      2000
                                                            --------   -----------   -----------  ---------  --------  --------
                                                           (Restated)* (Restated)*   (Restated)*
                                                                                            (Millions)
(Loss) earnings on Equistar investment....................  $ (73)       $ (83)         $ 45       $ (246)    $ (283)    $ 153

----------------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report.

(1) Before cumulative effect of accounting change


2002 Versus 2001

       The Company recorded a loss from its investment in Equistar of $73 million in 2002 compared to a loss of $83 million in 2001. Equistar reported a loss for 2002 of $246 million, before the cumulative effect of an accounting change, compared to a loss of $283 million for 2001. Equistar's operating losses in 2002 of $44 million were $55 million lower than the $99 million of operating losses in the prior year. Equistar's operating losses in the prior year include $33 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142, and $22 million of plant closure costs related to the shutdown of Equistar's Port Arthur, Texas plant. Operating income in the petrochemical segment decreased by $129 million compared to the prior year, while the polymer segment reported operating losses of $112 million lower than those incurred in 2001. Equistar's expenses not allocated to its separate business segments decreased by $72 million primarily due to the goodwill amortization and plant closure costs incurred in 2001. Equistar's interest costs increased by $13 million in 2002 compared to 2001.

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

2001 Versus 2000

       The Company recorded a loss from its investment in Equistar of $83 million in 2001 compared to income of $45 million in 2000. Equistar reported a net loss for 2001 of $283 million compared to net income of $153 million for 2000. Operating profits were lower than the prior year in the petrochemical segment. Equistar's polymer segment experienced operating losses similar to those incurred in 2000. Equistar's expenses not allocated to its separate business segments in 2001 increased $13 million from 2000 primarily due to $22 million of plant closure costs related to the shutdown of Equistar's Port Arthur, Texas plant in 2001. Overall, lower demand and selling prices were only partially offset by lower costs. Additionally, Equistar's interest costs increased by $7 million in 2001 compared to 2000.

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


                                Interest Expense

                                                               2002       2001      2000
                                                             --------   --------  --------
                                                                       (Millions)
       Interest expense, net...............................   $ 86       $ 82      $ 77

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

       Cash provided by operating activities for the year ended December 31, 2002 was $84 million compared to $112 million provided in the year ended December 31, 2001. The $28 million decrease was primarily due to movements in trade receivables and trade accounts payable that were favorable to a lesser extent during 2002 compared to the prior year ($128 million) and unfavorable movements in other current assets compared to favorable movements in the prior year ($53 million), partially offset by higher operating income before depreciation and amortization ($58 million), movements in other long-term liabilities that were unfavorable to a lesser extent during 2002 compared to the prior year ($36 million, including $12 million proceeds from termination of interest rate swaps), and favorable movements in inventories, accrued expenses and other liabilities and taxes payable compared to unfavorable movements in the prior year ($57 million). Various other changes resulted in a net favorable movement compared to the prior year ($2 million).

       Cash used in investing activities in the year ended December 31, 2002 was $70 million compared to $78 million used in 2001. The Company spent approximately $71 million in 2002 for capital expenditures, down from $97 million in 2001. Also during 2002, the Company received $1 million in proceeds from sales of Property, plant and equipment, a decrease of $18 million from the $19 million in proceeds received in 2001, which included proceeds of $17 million from the Research Center Sale Leaseback transaction more fully described in Note 4 to the Consolidated Financial Statements included in this Annual Report. There were no cash distributions from Equistar in 2002 or 2001.

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

       Net debt (short-term and long-term debt less cash) at December 31, 2002 totaled $1.117 billion versus $1.084 billion at the end of 2001. At December 31, 2002, the Company had approximately $198 million of unused availability under short-term uncommitted lines of credit and its five-year credit agreement (the "Credit Agreement"). The Company's focus in 2003 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company's cash requirements.

       At March 19, 2003, the Company had $71 million outstanding ($60 million of outstanding borrowings, and outstanding letters of credit of $11 million) under the revolving loan portion of the Credit Agreement (the "Revolving Loans") and, accordingly, had $104 million of unused availability under such facility at March 19, 2003. In addition, the Company had $49 million outstanding under the term loan portion of the Credit Agreement (the "Term Loans") at March 19, 2003. Additionally, at March 19, 2003, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $41 million. For a discussion of the covenants under the Credit Agreement, see "Financing and Capital Structure."

Capital Expenditures

                                                                     2002     2001     2000
                                                                    -------  -------  -------
                                                                            (Millions)
       Additions to property, plant and equipment..................  $ 71     $ 97    $ 110

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

       Capital expenditures in 2000 totaled $110 million, which was similar to 1999 levels. Significant capital expenditures during 2000 included multi-year projects, such as the design and construction of new packaging equipment at several of the Company's TiO2 manufacturing facilities and the dredge project at the Company's raw material mine in Mataraca, Paraiba, Brazil. Expenditures also included various cost reduction and yield improvement projects in all of the businesses.

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

       The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2002, any reduction in CNTA below approximately $1.6 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.0 billion at December 31, 2002.

       The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and,
(iii) 50% of any cash distributions received from Equistar. As of March 25, 2003, the date of filing of the original Annual Report on Form 10-K, and after taking into consideration the $9 million dividend declared in the first quarter of 2003 and the restatements and reclassification reflected in this Form 10-K/A, the amount of the restricted payments basket was $11 million. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent fiscal quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and the Company's ability to pay dividends, repurchase capital stock or make certain other restricted payments would be limited. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody's and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

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

       The Company uses gold as a component in a catalyst in the Company's La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. The agreement requires the Company to either deliver the gold to the third party at the end of the term or pay for it at its then-current value. As a result of a change in accounting for this agreement, the Company's financial statements were restated as more fully described in Note 2 to the Consolidated Financial Statements included in this Annual Report. The value of the gold and the Company's obligation under this agreement at December 31, 2002 and at December 31, 2001 was $14 million and $11 million, respectively. Such obligation at December 31, 2002 and 2001 is included in Other short-term borrowings and Other long-term borrowings, respectively. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, for the year ended December 31, 2002 was a loss of $3 million and for the years ended December 31, 2001 and 2000 was not significant.

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

                                           2003    2004    2005    2006    2007   Thereafter    Total
                                         -------  ------- ------- ------- ------ -----------   ------
                                        (Restated)*                                           (Restated)*
                                                                      (Millions)
       Long-term debt................... $   12   $    6  $   26  $  534  $    4     $   629    $ 1,211
       Other short-term borrowings......     14       --      --      --      --          --         14
       Operating leases.................     21       17      14      11      10          88        161
       VAM toll.........................     57       60      66      64      --          --        247
       Unconditional purchase
          obligations...................    327      238     248     122      78         654      1,667
                                         ------   ------  ------  ------  ------     -------    -------
          Total contractual obligations. $  431   $  321  $  354  $  731  $   92     $ 1,371    $ 3,300
                                         ======   ======  ======  ======  ======     =======    =======

       ----------------
       * The Company's financial statements have been restated as disclosed in
       Note 2 to the Consolidated Financial Statements included in this Annual Report.

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


                      Environmental and Litigation Matters

       Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.025 million and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the KRSG, of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

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

       With respect to the non-environmental legal proceedings referred to above, the Company believes that it has valid defenses and intends to defend them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. As discussed in more detail under "Critical Accounting Policies -- Environmental Liabilities and Legal Matters" below, the Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies collectively, which primarily relates to environmental remediation activities, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. Expense associated with these contingencies included in Selling, development and administrative expense totaled $15 million and $6 million in 2001 and 2000, respectively. These expenses resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. Included in 2002 is a benefit of $6 million from a reduction of reserves due to favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company expects that cash expenditures related to these potential liabilities will not be concentrated in any single year and, based on information currently available, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See "Environmental Matters" in Item I, "Legal Proceedings" in Item 3 and Note 16 to the Consolidated Financial Statements included in this Annual Report.


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


                  Derivative Instruments and Hedging Activities

       As more fully described in Note 10 to the Consolidated Financial Statements included in this Annual Report, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are high-credit-quality institutions. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

       Derivative contracts outstanding at December 31, 2002 were as follows:

                   Foreign Currency Forward Contracts

                                         Notional Amount        Unrealized         Weighted Average
                                       (US$ Equivalent)(1)    Gain/(Loss)(2)       Settlement Price
                                       ---------------------  ----------------  ------------------------
                                               (Dollars, in millions)
   Less than 1 year
   Receive AUS$/Pay US$.............           $ 49                $  2              0.5397 US$/AUS$
   Receive US$/Pay euro.............             57                  (2)             1.0096 US$/euro
   Receive GBP/Pay euro.............            132                  (2)             0.6437 GBP/euro
   Receive GBP/Pay JPY..............              1                  --             193.1000 JPY/GBP
   Receive US$/Pay GBP..............             13                  (1)              0.6450 GBP/US$
   Receive GBP/Pay US$..............              4                  --               1.5847 US$/GBP
   Receive euro/Pay US$.............              5                  --              1.0300 US$/euro
   Receive AUS$/Pay NZD.............              2                  --              1.1233 NZD/AUS$
   Receive AUS$/Pay JPY.............              1                  --             67.5000 JPY/AUS$
                                                                   -----
                                                                   $ (3)
                                                                   =====

--------------
  (1) US$ equivalent was determined based upon currency exchange rates at December 31, 2002.
  (2) As of December 31, 2002.


                        Commodity Derivative Instruments

                                                                        Unrealized           Weighted Average
                                                 Notional Amount      Gain/(Loss)(1)         Settlement Price
                                               --------------------  ------------------ -------------------------
                                                       (Dollars, in millions)
Less than 1 year
                                                                                             Pay $4.70/mmbtu, receive
Natural Gas Swap Contracts.................       $ 1                     $ --               Henry Hub-Gas Daily

1-2 Years
                                                                                             Pay $5.01/mmbtu, receive
Natural Gas Swap Contracts.................        14                      (1)               NYMEX settlement
                                                                          -----
   Total                                                                  $(1)
                                                                          =====

--------------
  (1) As of December 31, 2002.



                               Interest Rate Swaps

                                                                        Unrealized           Weighted Average
                                                 Notional Amount      Gain/(Loss)(1)          Pay/Receive
                                               --------------------  ------------------ -------------------------
                                                       (Dollars, in millions)
Less than 1 year
                                                                                             Pay 1.71%, receive six
Interest Rate Swap Contract................       $  50                   $ --               month LIBOR

3-4 Years
                                                                                             Pay six month LIBOR plus
Interest Rate Swap Contracts...............         200                     4                3.18%, receive 7%
                                                                          -----
   Total                                                                  $ 4
                                                                          =====

--------------
  (1) As of December 31, 2002.

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

       The Company considers the following accounting policies to be critical to the preparation of the Company's financial statements:

       Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company, its subsidiaries and predecessor companies and evaluates, accounts for, reports and discloses these matters in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range, at minimum, but also applies judgment as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position, results of operations or cash flows. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

       Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.025 million and $26.7 million. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the KRSG, of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Study, which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

       The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $67 million and $95 million and has accrued $71 million as of December 31, 2002. Expense associated with these contingencies included in Selling, development and administrative expense totaled $15 million and $6 million in 2001 and 2000, respectively. These expenses resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. Included in 2002 is a benefit of $6 million from a reduction of reserves due to favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger from Hanson to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

       Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any liabilities for such litigation. However, based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. See Note 16 to the Consolidated Financial Statements included in this Annual Report for additional information on the Company's loss contingencies.

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

       Income Taxes -- The Company accounts for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes". This method generally provides that deferred tax assets and liabilities, computed using enacted marginal tax rates of the respective tax jurisdictions, be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets. The Company's net deferred tax liabilities (net of deferred tax assets and valuation allowances) were $337 million and $373 million at December 31, 2002 and 2001, respectively. See "Income Taxes" for additional information on the Company's deferred taxes.

       The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service ("IRS") or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid.

       Certain of the income tax returns of the Company's domestic and foreign subsidiaries are currently under examination by the IRS, Inland Revenue and various foreign and state tax authorities. In many cases, these audits result in the examining tax authority issuing proposed assessments. In the United States, IRS audits for tax years prior to 1989 have been settled. The Company made payment of $151 million of tax and interest to the IRS in 2000 to settle certain issues relating to the tax years 1986 through 1988. Additionally, the IRS has concluded its examinations of the Company's Federal income tax returns for 1989 through 1996 and during 2002, the Company negotiated a settlement with the IRS with respect to the audit issues relating to the Company's Federal income tax returns for the years 1989 through 1992. The Company has estimated the payment of tax and interest to be made to the IRS in 2003 under this settlement and has included such estimate in Income taxes payable. In connection with the 1993 through 1996 examination, the IRS has issued proposed assessments that challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS positions on certain issues are upheld after all the Company's administrative and legal options are exhausted, a material impact on the Company's earnings and cash flows could result. The IRS examination for the years subsequent to 1996 will commence in early 2003. See Notes 8 and 16 to the Consolidated Financial Statements included in this Annual Report for additional information on the Company's income taxes and related loss contingencies.

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

       See "Pension Assets and Equity" and Note 12 to the Consolidated Financial Statements included in this Annual Report for other information related to the Company's retirement-related benefits.


                         Recent Accounting Developments

       See the discussion under the caption "Recent Accounting Developments" in
Note 1 to the Consolidated Financial Statements included in this Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

       See Note 10 to the Consolidated Financial Statements included in this Annual Report for discussion of the Company's management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities and "Derivative Instruments and Hedging Activities" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

Item 8.  Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:


       In our opinion, the consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' equity present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 102 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain domestic inventories in 2002.

       As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".

       As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ending December 31, 2002, 2001 and 2000.


PricewaterhouseCoopers LLP
Florham Park, NJ
January 30, 2003, except for the impact of restatement in Notes 1, 2, 8, 9, 12, 14, 17, 18 and 19, as to which date is November 12, 2003

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)


                                                                                         As of December 31,
                                                                                   ------------------------------
                                                                                       2002            2001
                                                                                   --------------  --------------
                                                                                    (Restated -     (Restated -
                                      ASSETS                                        See Note 2)     See Note 2)
Current assets
   Cash and cash equivalents....................................................   $         125   $         114
   Trade receivables, net.......................................................             210             215
   Inventories..................................................................             406             399
   Other current assets.........................................................              78              61
                                                                                   -------------   -------------
     Total current assets.......................................................             819             789
Property, plant and equipment, net..............................................             862             880
Investment in Equistar..........................................................             563             677
Other assets....................................................................              46             238
Goodwill........................................................................             106             381
                                                                                   -------------   -------------
     Total assets...............................................................   $       2,396   $       2,965
                                                                                   =============   =============

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Notes payable................................................................   $           4   $           4
   Other short-term borrowings..................................................              14              --
   Current maturities of long-term debt.........................................              12              11
   Trade accounts payable.......................................................             274             256
   Income taxes payable.........................................................              44               7
   Accrued expenses and other liabilities.......................................             127             104
                                                                                   -------------   -------------
     Total current liabilities..................................................             475             382
Long-term debt..................................................................           1,212           1,172
Other long-term borrowings......................................................              --              11
Deferred income taxes...........................................................             337             373
Other liabilities...............................................................             388             516
                                                                                   -------------   -------------
     Total liabilities..........................................................           2,412           2,454
                                                                                   -------------   -------------
Commitments and contingencies (Note 16)
Minority interest...............................................................              19              21
Shareholders' (deficit) equity
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
     none issued and outstanding)...............................................              --              --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
     issued 77,896,586 shares in 2002 and 2001, respectively)...................               1               1
   Paid in capital..............................................................           1,297           1,299
   Accumulated deficit..........................................................            (776)           (408)
   Cumulative other comprehensive loss..........................................            (299)           (136)
   Treasury stock, at cost (14,766,279 and 14,594,614 shares in 2002 and 2001,
     respectively)..............................................................            (275)           (283)
   Deferred compensation........................................................              17              17
                                                                                   -------------   -------------
     Total shareholders' (deficit) equity.......................................             (35)            490
                                                                                   -------------   -------------
       Total liabilities and shareholders' (deficit) equity.....................   $       2,396   $       2,965
                                                                                   =============   =============


                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except per share data)


                                                                                    Year Ended December 31,
                                                                             ------------------------------------
                                                                                2002        2001         2000
                                                                             ----------- ------------ -----------
                                                                             (Restated - (Restated -  (Restated -
                                                                              See Note 2) See Note 2)  See Note 2)

Net sales..................................................................  $    1,554  $     1,590   $    1,793
Operating costs and expenses
   Cost of products sold...................................................       1,234        1,261       1,264
   Depreciation and amortization...........................................         102          110         113
   Selling, development and administrative expense.........................         138          169         215
   Reorganization and plant closure costs..................................          --           36          --
                                                                             ----------  -----------  ----------
     Operating income......................................................          80           14         201
Interest expense...........................................................         (90)         (85)        (80)
Interest income............................................................           4            3           3
(Loss) earnings on Equistar investment.....................................         (73)         (83)         45
Other (expense) income, net................................................          (1)           1          14
                                                                             ----------  -----------  ----------
(Loss) income before income taxes and minority interest....................         (80)        (150)        183
Benefit from (provision for) income taxes..................................          58          100         (65)
                                                                             ----------  -----------  ----------
(Loss) income before minority interest and cumulative effect of
   accounting change.......................................................         (22)         (50)        118
Minority interest..........................................................          (6)          (4)         (7)
                                                                             ----------  -----------  ----------
(Loss) income before cumulative effect of accounting change................         (28)         (54)        111
Cumulative effect of accounting change.....................................        (305)          --          --
                                                                             ----------  -----------  ----------
Net (loss) income..........................................................  $     (333) $       (54) $      111
                                                                             ==========  ===========  ==========
Basic (loss) earnings per share:
   Before cumulative effect of accounting change...........................  $    (0.44) $     (0.85) $     1.73
   From cumulative effect of accounting change.............................       (4.80)         --           --
                                                                             ----------  -----------  ----------
   After cumulative effect of accounting change............................  $    (5.24) $     (0.85) $     1.73
                                                                             ==========  ===========  ==========
Diluted (loss) earnings per share:
   Before cumulative effect of accounting change...........................  $    (0.44) $     (0.85) $     1.72
   From cumulative effect of accounting change.............................       (4.80)         --           --
                                                                             ----------  -----------  ----------
   After cumulative effect of accounting change............................  $    (5.24) $     (0.85) $     1.72
                                                                             ==========  ===========  ==========


                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)


                                                                                    Year Ended December 31,
                                                                               ----------------------------------
                                                                                 2002        2001        2000
                                                                               ----------  ---------  -----------
                                                                               (Restated-  (Restated-   (Restated-
                                                                               See Note 2) See Note 2)  See Note 2)
Cash flows from operating activities:
   Net (loss) income.........................................................      $(333)     $ (54)      $ 111
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Cumulative effect of accounting change................................        305         --          --
       Write-off of assets related to plant closure..........................         --         10          --
       Depreciation and amortization.........................................        102        110         113
       Deferred income tax (benefit) provision...............................        (35)       (68)         41
       Non-cash income tax benefit...........................................        (22)       (42)         --
       Restricted stock amortization and adjustments, net....................         --          1          (6)
       Loss (earnings) on Equistar investment...............................          73         83         (45)
       Minority interest.....................................................          6          4           7
       Other, net............................................................          5         --          --
       Changes in assets and liabilities:
         Decrease (increase) in trade receivables............................          7         83         (52)
         Decrease (increase) in inventories..................................          4         (3)        (34)
         (Increase) decrease in other current assets.........................        (23)        30          24
         Increase in other assets............................................        (16)       (19)        (18)
         Increase in trade accounts payable..................................         12         64          19
         Increase (decrease) in accrued expenses and other liabilities and
           income taxes payable..............................................         15        (35)        (93)
         Decrease in other liabilities.......................................        (16)       (52)        (47)
                                                                                   -----      -----       -----
     Cash provided by operating activities...................................         84        112          20
                                                                                   -----      -----       -----
Cash flows from investing activities:
   Capital expenditures......................................................        (71)       (97)       (110)
   Distributions from Equistar...............................................         --         --          83
   Proceeds from sales of property, plant & equipment........................          1         19           4
                                                                                   -----      -----       -----
     Cash used in investing activities.......................................        (70)       (78)        (23)
                                                                                   -----      -----       -----
Cash flows from financing activities:
   Dividends to shareholders.................................................        (35)       (35)        (35)
   Repurchases of common stock...............................................         --         --         (65)
   Proceeds from long-term debt..............................................        302        783         311
   Repayment of long-term debt...............................................       (272)      (736)       (187)
   Increase (decrease) in notes payable......................................          3        (34)        (17)
                                                                                   -----      -----       -----
     Cash (used in) provided by financing activities.........................         (2)       (22)          7
                                                                                   -----      -----       -----
Effect of exchange rate changes on cash......................................         (1)        (5)         (7)
                                                                                   -----      -----       -----
Increase (decrease) in cash and cash equivalents.............................         11          7          (3)
Cash and cash equivalents at beginning of year...............................        114        107         110
                                                                                   -----      -----       -----
Cash and cash equivalents at end of year.....................................      $ 125      $ 114       $ 107
                                                                                   =====      =====       =====


                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 Common Stock
                              ---------------------
                                                                                 Paid
                                Outstanding          Treasury     Deferred        In       Accumulated
                                   Shares    Amount    Stock    Compensation    Capital      Deficit
                                   ------    ------    -----    ------------    -------      -------
                                                        (Millions)
Balance at December 31, 1999
   (Restated - See Note 2)...         68      $ 1       $(210)        $10        $1,335        $(398)
Comprehensive income (loss)
   Net income................         --       --          --          --            --          111
   Other comprehensive loss
     Currency translation
       adjustment............         --       --          --          --            --           --
                                    ----    -----       -----         ---        ------        -----
Total comprehensive income            --       --          --          --            --          111
   (loss)....................
Amortization and adjustment
   of unearned restricted
   shares....................         --       --          --          --            (9)          --
Shares repurchased...........         (3)      --         (65)         --            --           --
Shares purchased by employee
   benefit plan trusts.......         (1)      --          (7)          5            --           --
Dividend to shareholders.....         --       --          --          --            --          (35)
                                    ----    -----       -----         ---        ------        -----
Balance at December 31, 2000          64        1        (282)         15         1,326         (322)
   (Restated - See Note 2)...
Comprehensive loss
   Net loss..................         --       --          --          --            --          (54)
   Other comprehensive loss
     Net losses on
       derivative financial
       instruments:
       Losses arising during
         the year, net of
         tax of $5...........         --       --          --          --            --           --
       Less:
         reclassification
         adjustment, net of
         tax of $3...........         --       --          --          --            --           --
                                    ----    -----       -----         ---        ------        -----
         Net losses..........         --       --          --          --            --           --
     Minimum pension
       liability adjustment,
       net of tax of $3......         --       --          --          --            --           --
     Currency translation
       adjustment............         --       --          --          --            --           --
                                    ----    -----       -----         ---        ------        -----
Total comprehensive loss.....         --       --          --          --            --          (54)
Amortization and adjustment
   of unearned restricted
   shares....................         --       --          --          --           (27)          --
Dividends related to
   forfeiture of
   restricted shares.........         --       --          --          --            --            3
Shares purchased by employee
   benefit plan trusts.......         (1)      --          (1)          2            --           --
Dividend to shareholders.....         --       --          --          --            --          (35)
                                    ----    -----       -----         ---        ------        -----
Balance at December 31, 2001          63        1        (283)         17         1,299         (408)
   (Restated - See Note 2)...
Comprehensive loss
   Net loss..................         --       --          --          --            --         (333)
   Other comprehensive loss
     Net gains on derivative
       financial instruments:
       Gains arising during
         the year, net of
         tax of $2...........         --       --          --          --            --           --
       Less:
         reclassification
         adjustment..........         --       --          --          --            --           --
                                    ----    -----       -----        ----        ------        -----
         Net gains...........         --       --          --          --            --           --
     Minimum pension
       liability adjustment,
       net of tax of $98.....         --       --          --          --            --           --
     Equity in other
       comprehensive loss of
       Equistar:
         Minimum pension
           liability,
           net of tax of
           $4................         --       --          --          --            --           --
     Currency translation
       adjustment............         --       --          --          --            --           --
                                    ----    -----       -----         ---        ------        -----
Total comprehensive loss.....         --       --          --          --            --         (333)
Shares issued to fund 401(k)
   plan......................         --       --           6          --            (2)          --
Shares purchased by employee
   benefit plan trusts.......         --       --           2          (2)           --           --
Current year compensation             --       --          --           2            --           --
   deferred..................
Dividend to shareholders.....         --       --          --          --           --           (35)
                                    ----     ----       -----         ---        ------        -----
Balance at December 31, 2002
   (Restated - See Note 2)...         63      $ 1       $(275)        $17        $1,297        $(776)
                                    ====     ====       =====         ===        ======        =====




                                               Cumulative
                                  Unearned        Other
                                 Restricted   Comprehensive
                                   Shares         Loss        Total
                                   ------         ----        -----
                                               (Millions)
Balance at December 31, 1999
   (Restated - See Note 2)...       $(28)        $ (61)       $ 649
Comprehensive income (loss)
   Net income................         --            --          111
   Other comprehensive loss
     Currency translation
       adjustment............         --           (46)         (46)
                                    ----         -----        -----
Total comprehensive income            --           (46)          65
   (loss)....................
Amortization and adjustment
   of unearned restricted
   shares....................          3            --           (6)
Shares repurchased...........         --            --          (65)
Shares purchased by employee
   benefit plan trusts.......         --            --           (2)
Dividend to shareholders.....         --            --          (35)
                                    ----         -----        -----
Balance at December 31, 2000         (25)         (107)         606
   (Restated - See Note 2)...
Comprehensive loss
   Net loss..................         --            --          (54)
   Other comprehensive loss
     Net losses on
       derivative financial
       instruments:
       Losses arising during
         the year, net of
         tax of $5...........         --           (12)         (12)
       Less:
         reclassification
         adjustment, net of
         tax of $3...........         --             6            6
                                    ----         -----        -----
         Net losses..........         --            (6)          (6)
     Minimum pension
       liability adjustment,
       net of tax of $3......         --            (4)          (4)
     Currency translation
       adjustment............         --           (19)         (19)
                                    ----         -----        -----
Total comprehensive loss.....         --           (29)         (83)
Amortization and adjustment
   of unearned restricted
   shares....................         25            --           (2)
Dividends related to
   forfeiture of
   restricted shares.........         --            --            3
Shares purchased by employee
   benefit plan trusts.......         --            --            1
Dividend to shareholders.....         --            --          (35)
                                    ----         -----        -----
Balance at December 31, 2001          --          (136)         490
   (Restated - See Note 2)...
Comprehensive loss
   Net loss..................         --            --         (333)
   Other comprehensive loss
     Net gains on derivative
       financial instruments:
       Gains arising during
         the year, net of
         tax of $2...........         --             6            6
       Less:
         reclassification
         adjustment..........         --            (1)          (1)
                                    ----         -----        -----
         Net gains...........         --             5            5
     Minimum pension
       liability adjustment,
       net of tax of $98.....         --          (188)        (188)
     Equity in other
       comprehensive loss of
       Equistar:
         Minimum pension
           liability,
           net of tax of
           $4................         --            (7)          (7)
     Currency translation
       adjustment............         --            27           27
                                    ----         -----        -----
Total comprehensive loss.....         --          (163)        (496)
Shares issued to fund 401(k)
   plan......................         --            --            4
Shares purchased by employee
   benefit plan trusts.......         --            --           --
Current year compensation             --            --            2
   deferred..................
Dividend to shareholders.....         --            --          (35)
                                    ----         -----        -----
Balance at December 31, 2002
   (Restated - See Note 2)...       $ --         $(299)       $ (35)
                                    ====         =====        =====


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

       Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the evaluation of and judgments about environmental obligations, legal matters and tax claims brought against the Company, pension and other postretirement benefits, the ability to recover the full carrying value of accounts receivable and inventories owned by the Company, and the carrying value of goodwill and other long-term assets such as the Company's investment in Equistar and the Company's deferred tax assets. Actual results could differ from those estimates.

       Reclassification: Certain prior year balances have been reclassified to conform with the current year presentation, principally $7, $7 and $6 of selling, development and administrative ("S,D&A") costs allocated to the Company's investment in Equistar and previously reported in (Loss) earnings on Equistar investment for 2002, 2001, and 2000, respectively, have been reclassified to Selling, development and administrative expense in the Company's Consolidated Statements of Operations.

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

       Inventories: Product inventories are stated at the lower of cost or market value. Raw materials and maintenance parts and supplies are carried at average cost. During the fourth quarter of 2002, the Company changed from the last-in first-out ("LIFO") method to the first-in first-out ("FIFO") method to account for certain of its United States ("US") product inventories. These financial statements have been restated for all periods presented to reflect the change to the FIFO method. The method was changed in part to achieve a better matching of revenues and expenses due to decreasing inventory quantities and costs. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all product inventories of the Company. The change positively impacted net loss in 2002 by $1 or $0.02 per share and increased retained earnings for periods prior to 2000 by $21. The effect of the change on reported net (loss) income for 2002, 2001 and 2000 is as follows:

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 1 -- Significant Accounting Policies - Continued

                                                            Year Ended December 31, 2002 (Restated - See Note 2)
                                                     -------------------------------------------------------------------
                                                      1st Qtr.     2nd Qtr.       3rd Qtr.     4th Qtr.      Full Year
                                                     ------------ ------------  ------------- ------------  ------------
                                                                (Quarterly amounts unaudited)
Net (loss) income  before change to FIFO..........   $      (337) $         1   $          5  $        (2)  $      (333)
  Change in inventory costing method..............            (1)           1             --           --            --
  Income tax effect of change.....................            --           --             --           --            --
                                                     -----------  -----------   ------------  -----------   -----------
Net (loss) income after change to FIFO............   $      (338) $         2   $          5  $        (2)  $      (333)
                                                     ===========  ===========   ============  ===========   ===========

Basic (loss) income per share:
  Before change to FIFO...........................   $     (5.31) $      0.01   $       0.08  $     (0.03)  $     (5.24)
    Change in inventory costing method, net of tax         (0.01)        0.01             --           --            --
                                                     -----------  ----------    ------------  -----------   -----------
  After change to FIFO............................   $     (5.32) $      0.02   $       0.08  $     (0.03)  $     (5.24)
                                                     ===========  ===========   ============  ===========   ===========

Diluted (loss) income per share:
  Before change to FIFO...........................   $     (5.31) $      0.01   $       0.08  $     (0.03)  $     (5.24)
    Change in inventory costing method............         (0.01)        0.01             --           --            --
                                                     -----------  -----------   ------------  -----------   -----------
  After change to FIFO............................   $     (5.32) $      0.02   $       0.08  $     (0.03)  $     (5.24)
                                                     ===========  ===========   ============  ===========   ===========


                                                            Year Ended December 31, 2001 (Restated - See Note 2)
                                                     -------------------------------------------------------------------
                                                      1st Qtr.     2nd Qtr.       3rd Qtr.     4th Qtr.      Full Year
                                                     ------------ ------------  ------------- ------------  ------------
                                                                (Quarterly amounts unaudited)
Net (loss) income before change to FIFO...........   $       (17) $       (26)  $        (14) $         7   $       (50)
   Change in inventory costing method.............            --           --             (4)          (3)           (7)
   Income tax effect of change....................            --           --              2            1             3
                                                     -----------  -----------   ------------  -----------   -----------
Net (loss) income after change to FIFO............   $       (17) $       (26)  $        (16) $         5   $       (54)
                                                     ===========  ===========   ============  ===========   ===========

Basic (loss) income per share:
   Before change to FIFO..........................   $     (0.27) $     (0.41)  $      (0.21) $      0.11   $     (0.78)
    Change in inventory costing method, net of tax            --           --          (0.04)       (0.03)        (0.07)
                                                     -----------  -----------   ------------  -----------   -----------
   After change to FIFO...........................   $     (0.27) $     (0.41)  $      (0.25) $      0.08   $     (0.85)
                                                     ===========  ===========   ============  ===========   ===========

Diluted (loss) income per share:
   Before change to FIFO..........................   $     (0.27) $     (0.41)  $      (0.21) $      0.11   $     (0.78)
    Change in inventory costing method, net of tax            --           --          (0.04)       (0.03)        (0.07)
                                                     -----------  -----------   ------------  -----------   -----------
   After change to FIFO...........................   $     (0.27) $     (0.41)  $      (0.25) $      0.08   $     (0.85)
                                                     ===========  ===========   ============  ===========   ===========

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 1 -- Significant Accounting Policies - Continued

                                                                         2000
                                                                      -----------
                                                                      (Restated -
                                                                      See Note 2)
Net income before change to FIFO..................................    $      109
   Change in inventory costing method.............................             4
   Income tax effect of change....................................            (2)
                                                                      ----------
Net income after change to FIFO...................................    $      111
                                                                      ==========

Basic income per share:
   Before change to FIFO..........................................    $     1.69
    Change in inventory costing method, net of tax................          0.04
                                                                      ----------
   After change to FIFO...........................................    $     1.73
                                                                      ==========

Diluted income per share:
   Before change to FIFO..........................................    $     1.68
    Change in inventory costing method, net of tax................          0.04
                                                                      ----------
   After change to FIFO...........................................    $     1.72
                                                                      ==========

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

       On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business considering expected future

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 1 -- Significant Accounting Policies - Continued

profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital. The Company reported this adjustment as a charge for the cumulative effect of this accounting change. In the opinion of management, no further adjustment to the carrying value of goodwill of $106 is required at December 31, 2002 under SFAS No. 142. Amortization expense was $13 for each of the years ended December 31, 2001 and 2000 for the Company's goodwill. Additionally, the Company's share of amortization expense reported by Equistar for each of the years ended December 31, 2001 and 2000 for its goodwill, included in (Loss) earnings on Equistar investment, was $10. Following is a reconciliation of the reported net (loss) income to net income (loss) adjusted for goodwill amortization and the cumulative effect of the accounting change, and related per share amounts:


                                                                     Year Ended December 31,
                                                             -----------------------------------------
                                                                2002           2001            2000
                                                             ----------    -------------   -------------
                                                              (Restated -    (Restated -    (Restated -
                                                             See Note 2)    See Note 2)    See Note 2)
Reported net (loss) income.................................  $     (333)    $      (54)    $      111
Goodwill amortization......................................          --             13             13
Equistar goodwill amortization included
    in (Loss) earnings on Equistar investment..............          --             10             10
                                                             ----------     ----------     ----------
Adjusted net (loss) income.................................        (333)           (31)           134
Cumulative effect of accounting change.....................         305             --             --
                                                             -----------    ----------     ----------
Adjusted net (loss) income before cumulative effect of
   accounting change.......................................  $      (28)    $      (31)    $      134
                                                             ==========     ==========     ==========


                                                                         Year Ended December 31,
                                                            ---------------------------------------------------
Per share amounts:                                             2002         2001               2000
                                                            ------------ ----------- --------------------------
                                                              Basic &    Basic &
                                                              Diluted     Diluted         Basic        Diluted
                                                              -------     -------         -----        -------
                                                             Restated -   Restated -    Restated -    Restated -
                                                            See Note 2)  See Note 2)   See Note 2)   See Note 2)
Reported net (loss) income...............................   $    (5.24)  $    (0.85)   $     1.73    $     1.72
Goodwill amortization....................................           --         0.20          0.20          0.20
Equistar goodwill amortization included
    in (Loss) earnings on Equistar investment............           --         0.16          0.16          0.15
                                                            ----------   ----------    ----------    ----------
Adjusted net (loss) income...............................        (5.24)       (0.49)         2.09          2.07
Cumulative effect of accounting change...................         4.80           --            --            --
                                                            ----------   ----------    ----------    ----------
Adjusted net (loss) income before cumulative effect of
    accounting change....................................   $    (0.44)  $    (0.49)   $     2.09    $     2.07
                                                            ==========   ==========    ==========    ==========

       Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company and evaluates, accounts, reports and discloses these matters in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the individual matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 1 -- Significant Accounting Policies - Continued

probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position or results of operations. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

       Foreign Currency: Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the reporting period or, where practicable, at the exchange rates in effect at the dates on which transactions are recognized. Resulting translation adjustments are recorded as a component of Cumulative other comprehensive loss in Shareholders' (deficit) equity. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in income as they occur.

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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

       Income Taxes: The Company accounts for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This method generally provides that deferred tax assets and liabilities, computed using enacted marginal tax rates of the respective tax jurisdictions, be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets.

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

       The following table illustrates the effect on net income (loss) and earnings per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee recognition:


                                                                                         Year Ended
                                                                                         December 31,
                                                                             ------------------------------------
                                                                                 2002        2001         2000
                                                                             -----------  -----------  ----------
                                                                             (Restated-   (Restated-   (Restated-
                                                                             See Note 2)  See Note 2)  See Note 2)

       Net (loss) income before cumulative effect of accounting change....   $      (28)  $     (54)   $     111
       Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
          tax effects.....................................................           (2)         (1)          (1)
                                                                             ----------   ---------    ---------
       Pro forma net (loss) income before cumulative effect of accounting
          change..........................................................   $      (30)  $     (55)   $     110
                                                                             ==========   =========    =========
       (Loss) earnings per share:
       Basic - as reported................................................   $    (0.44)  $   (0.85)   $    1.73
                                                                             ==========   =========    =========
       Basic - pro forma..................................................   $    (0.48)  $   (0.87)   $    1.72
                                                                             ==========   =========    =========

       Diluted - as reported..............................................   $    (0.44)  $   (0.85)   $    1.72
                                                                             ==========   =========    =========
       Diluted - pro forma................................................   $    (0.48)  $   (0.87)   $    1.71
                                                                             ==========   =========    =========

       Earnings Per Share: The weighted average number of equivalent shares of Common Stock outstanding used in computing (loss) earnings per share for 2002, 2001 and 2000 was as follows:

                                                                 2002            2001            2000
                                                              ----------      ---------       ----------
       Basic............................................      63,587,561      63,564,497      64,304,594
       Options..........................................              --              --           3,314
       Restricted and other shares......................              --              --         281,729
                                                              ----------      ----------      ----------
       Diluted..........................................      63,587,561      63,564,497      64,589,637
                                                              ==========      ==========      ==========

       The computation of diluted (loss) earnings per share for 2002 does not include 290,160 restricted and other shares and 4,727 options, and for 2001 does not include 318,606 restricted and other shares issued under the Company's stock-based compensation plans as their effect would be antidilutive.

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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

       The Company sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. During 2002, revenue generated outside the United States accounted for 59%, 54% and 51% of total revenues in 2002, 2001 and 2000, respectively, from sales to customers in over 90 countries. Accordingly, there is no significant concentration of risk in any one particular country. In addition, 58%, 60% and 57% of the revenues of the Titanium Dioxide and Related Products business segment in 2002, 2001 and 2000, respectively (which accounts for approximately 73%, 72% and 76% of consolidated revenues in 2002, 2001 and 2000, respectively) are from customers in the global paint and coatings industry. The leading United States economic indicator for this industry is new and existing home sales, which has remained relatively strong through 2002 despite the slow United States economic conditions. In addition, some seasonality in sales exists because sales of paint and coatings are greatest in the spring and summer months. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

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

Note 2 -- Restatement of Financial Statements

       The Company restated its financial statements for the years 1998 through 2002, to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations, its accounting for a multi-year precious metals agreement, and the timing of its recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses.

       Deferred tax assets and liabilities and deferred tax expense for the years 1998 through 2002 were restated to appropriately account for the Company's book and tax basis differences associated with its investment in Equistar in accordance with SFAS No. 109. The accounting for deferred taxes associated with Equistar was previously based on the difference between book and tax basis of a subsidiary that holds the partnership investment. Deferred tax is now based on the difference between book and tax basis of the actual partnership interest held by the subsidiary. The effect of the adjustments to deferred tax assets and liabilities was to increase net deferred tax liabilities and Accumulated deficit by $402 at December 31, 1999. The effect of the adjustments to Benefit from income taxes for 2002 and 2001 was a decrease of $36 and an increase of $4, respectively, and the effect to Provision for income taxes for 2000 was an increase of $6. Other comprehensive loss was reduced by $15 in 2002 due to these adjustments. In addition, during the course of its review of its deferred tax assets, the Company concluded that its realization of a deferred tax asset of $10 related to its French subsidiaries was unlikely. The elimination of this deferred tax asset as of December 31, 2002, resulted in an increase of $10 in net deferred tax liabilities and a decrease in Benefit from income taxes for 2002 of $10.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 2 -- Restatement of Financial Statements - Continued

       The Company also restated its accrued pension benefit costs, included in Other liabilities, and its net periodic pension benefit cost for 2002 to correct errors in the calculation of its pension liability. The Company's principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated pension benefit obligation at December 31, 2002 for the Company's largest domestic pension plan. The effect of these corrections was to increase accrued pension benefit cost by $53 and to decrease net deferred tax liabilities by $19 at December 31, 2002, and to increase net periodic pension benefit cost by $2, to decrease Operating income by $2, to increase Net loss by $1, and to increase Other comprehensive loss by $33 for the year ended December 31, 2002.

       The financial statements for the years 1998 through 2002 also were restated to reflect a retroactive change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 9. The Company previously accounted for this agreement as an operating lease but is now accounting for this agreement as a secured financing. As a result, at December 31, 1999, Other assets increased by $4, Accrued expenses and other liabilities decreased by $1, Other long-term borrowings increased by $11, net deferred tax liabilities decreased by $1, Other liabilities decreased by $4, and Accumulated deficit increased by $1; Operating income for 2002, 2001 and 2000 decreased by $4, $2 and $1, respectively; Net loss for 2002 and 2001 increased by $2 and $1, respectively; and Net income for 2000 decreased by $1.

       The restatement of the financial statements for the years 1998 through 2001 also includes changes to correct the timing of income and expense recognition associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses. The effect of this restatement was to decrease Accrued expenses and other liabilities and Other liabilities by $1 and $24, respectively, and to increase net deferred tax liabilities and Accumulated deficit by $9 and $16, respectively, at December 31, 1999; to decrease Operating income by $16 and $9 for the years 2001 and 2000, respectively; to increase Net loss by $10 in 2001; and to decrease Net income by $6 in 2000.

       A summary of the aggregate effect of these restatements and the reclassification, described in Note 1, on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations for the periods presented herein is shown below.

                                                 As of December 31, 2002    As of December 31, 2001
                                                 ------------------------   ------------------------
                                                 As Reported  As Restated   As Reported  As Restated
                                                 -----------  -----------   -----------  -----------
Changes to Consolidated Balance Sheets:
   Deferred income taxes - asset................ $        75  $        --   $        29  $        --
   Other assets.................................          42           46           234          238
   Total assets.................................       2,467        2,396         2,990        2,965
   Other short-term borrowings..................          --           14            --           --
   Accrued expenses and other liabilities.......         128          127           105          104
   Total current liabilities....................         462          475           383          382
   Other long-term borrowings...................          --           --            --           11
   Deferred income taxes - liability............          --          337            --          373
   Other liabilities............................         335          388           517          516
   Total liabilities............................       2,009        2,412         2,072        2,454
   Accumulated deficit..........................        (320)        (776)           (1)        (408)
   Cumulative other comprehensive loss..........        (281)        (299)         (136)        (136)
   Total shareholders' equity (deficit).........         439          (35)          897          490
   Total liabilities and shareholders' equity
     (deficit)..................................       2,467        2,396         2,990        2,965

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 2 -- Restatement of Financial Statements - Continued

                                                        Year Ended                Year Ended               Year Ended
                                                     December 31, 2002         December 31, 2001        December 31, 2000
                                                 ------------------------  ------------------------  -----------------------
                                                 As Reported  As Restated  As Reported  As Restated  As Reported  As Restated
                                                 -----------  -----------  -----------  -----------  -----------  -----------
Changes to Consolidated Statements
   of Operations:
   Cost of products sold........................  $   1,233    $   1,234    $   1,259    $   1,261    $   1,263    $   1,264
   Selling, development and administrative
     expense....................................        126          138          146          169          200          215
   Operating income.............................         93           80           39           14          217          201
   (Loss) earnings on Equistar investment.......        (80)         (73)         (90)         (83)          39           45
   (Loss) income before income taxes, minority
     interest  and cumulative effect of
     accounting change..........................        (74)         (80)        (132)        (150)         193          183
   Benefit from (provision for) income taxes....        101           58           89          100          (62)         (65)
   Income (loss) before minority interest and
     cumulative effect of accounting change.....         27          (22)         (43)         (50)         131          118
   Income (loss) before cumulative effect of
     accounting change..........................         21          (28)         (47)         (54)         124          111
   Net (loss) income............................       (284)        (333)         (47)         (54)         124          111
   Basic earnings (loss) per share:
     Before cumulative effect of accounting
       change...................................       0.33        (0.44)       (0.75)       (0.85)        1.94         1.73
     After cumulative effect of accounting
       change...................................      (4.47)       (5.24)       (0.75)       (0.85)        1.94         1.73
   Diluted earnings (loss) per share:
     Before cumulative effect of accounting
       change...................................       0.33        (0.44)       (0.75)       (0.85)        1.93         1.72
     After cumulative effect of accounting
       change...................................      (4.44)       (5.24)       (0.75)       (0.85)        1.93         1.72

A summary of the aggregate effect of these restatements and the reclassification, described in Note 1, is shown below for the Company's Quarterly Financial Data for the periods presented in Note 18.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 2 -- Restatement of Financial Statements - Continued

                                                    Quarterly Financial Data (Unaudited)
                              -----------------------------------------------------------------------------
                                    1st Qtr            2nd Qtr             3rd Qtr             4th Qtr
                              ------------------  ------------------  ------------------  ------------------
                                 As        As        As        As        As        As        As        As
                              Reported  Restated  Reported  Restated  Reported  Restated  Reported  Restated
                              --------  --------  --------  --------  --------  --------  --------  --------
2002
   Operating income.........  $    10   $     7   $    24   $    20   $    33   $    30   $    26   $    23
   (Loss) earnings on
     Equistar investment....      (39)      (37)      (10)       (8)        4         6       (35)      (34)
   Net (loss) income before
     cumulative effect of
     accounting change......      (32)      (33)        2         2         6         5        45        (2)
   Net (loss) income after
     cumulative effect of
     accounting change......     (337)     (338)        2         2         6         5        45        (2)
   Basic (loss) earnings
     per share before
     cumulative effect of
     accounting change......    (0.50)    (0.52)     0.02      0.02      0.10      0.08      0.71     (0.03)
   Basic (loss) earnings
     per share after
     cumulative effect of
     accounting change......    (5.30)    (5.32)     0.02      0.02      0.10      0.08      0.71     (0.03)
   Diluted (loss) earnings
     per share before
     cumulative effect of
     accounting change......    (0.50)    (0.52)     0.02      0.02      0.10      0.08      0.70     (0.03)
   Diluted (loss) earnings
     per share after
     cumulative effect of
     accounting change......    (5.27)    (5.32)     0.02      0.02      0.10      0.08      0.70     (0.03)

2001
   Operating income (loss)..       25        20        (2)       (9)       19        11        (3)       (8)
   Net (loss) income........      (16)      (17)      (23)      (26)      (14)      (16)        6         5
   Basic (loss) earnings
     per share..............    (0.24)    (0.27)    (0.37)    (0.41)    (0.24)    (0.25)     0.10      0.08
   Diluted (loss) earnings
     per share..............    (0.24)    (0.27)    (0.37)    (0.41)    (0.24)    (0.25)     0.10      0.08

Note 3 -- Reorganization and Plant Closure Charges

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

                          MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                    (Dollars in millions, except share data)


Note 4 -- Sale/Leaseback Transaction

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

Note 5 -- Investment in Equistar

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

Note 6 -- European Receivables Securitization Program

       Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $61 outstanding at December 31, 2002, are removed from the Company's Consolidated Balance Sheet. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $9 at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at December 31, 2002 was 3 million euro. For the year ended December 31, 2002, cumulative gross proceeds from this securitization arrangement were $213. Cash

                          MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                    (Dollars in millions, except share data)

Note 6 -- European Receivables Securitization Program - Continued

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

Note 7 -- Supplemental Financial Information

                                                                              2002         2001
                                                                         ------------   ----------
Trade receivables
   Trade receivables..................................................   $      217     $    222
   Allowance for doubtful accounts....................................           (7)          (7)
                                                                         ----------     --------
                                                                         $      210     $    215
                                                                         ==========     ========
Inventories
   Finished products..................................................   $      210     $    219
   In-process products................................................           30           23
   Raw materials......................................................          106          100
   Maintenance parts and supplies.....................................           60           57
                                                                         ----------     --------
                                                                         $      406     $    399
                                                                         ==========     ========
Property, plant and equipment
   Land and buildings................................................    $      222     $    218
   Machinery and equipment...........................................         1,401        1,291
   Construction-in-progress..........................................           111          121
                                                                         ----------     --------
                                                                              1,734        1,630
   Accumulated depreciation and amortization.........................          (872)        (750)
                                                                         ----------     --------
                                                                         $      862     $    880
                                                                         ==========     ========

Goodwill.............................................................    $      487     $    487
   Accumulated amortization..........................................          (106)        (106)
   Cumulative effect of accounting change............................          (275)          --
                                                                         ----------     --------
                                                                         $      106     $    381
                                                                         ==========     ========


                                                                            2002           2001            2000
                                                                         ------------   ------------   -------------
Amortization expense..................................................   $        --    $        13    $         13
                                                                         ============   ============   =============

Rental expense on operating leases is as follows:
                                                                            2002           2001            2000
                                                                         ------------   ------------   -------------
   Rental expense....................................................    $        22    $        19    $         14
                                                                         ============   ============   =============


Cash paid for interest and taxes:

                                                                            2002            2001            2000
                                                                        ------------    ------------   -------------
   Interest (net of interest received)...............................   $        86     $        81    $         77
   Taxes (net of refunds)............................................            (1)              1             169

                          MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                    (Dollars in millions, except share data)

Note 8 -- Income Taxes

                                                                     2002            2001            2000
                                                                  ------------   -------------   -------------
                                                                  (Restated -     (Restated -      (Restated -
                                                                  See Note 2)     See Note 2)      See Note 2)
       Pretax (loss) income is generated from:
          United States........................................   $      (161)   $       (221)   $        90
          Foreign..............................................            81              71             93
                                                                  -----------    ------------    -----------
                                                                          (80)           (150)           183
                                                                  ===========    ============    ===========
       Income tax (benefit) provision is comprised of:
       Federal
          Current..............................................   $       (19)   $        (12)   $        --
          Deferred.............................................           (35)            (68)            41
          Tax benefit from previous years......................           (22)            (42)            --
       Foreign.................................................            16              21             21
       State and local.........................................             2               1              3
                                                                  -----------    ------------    -----------
                                                                          (58)           (100)            65
                                                                  ===========    ============    ===========


       The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                     2002          2001             2000
                                                                  ----------    ----------     -------------
                                                                  (Restated -   (Restated -     (Restated -
                                                                  See Note 2)   See Note 2)     See Note 2)
          Statutory federal income tax rate....................       (35.0)%       (35.0)%            35.0%
          State and local income taxes, net of federal benefit.         1.9          (0.3)              1.1
          Provision for nondeductible expenses, primarily
            goodwill amortization..............................          --           7.5               4.6
          Foreign rate differential............................       (20.1)        (12.0)             (6.9)
          Tax benefit from previous years......................       (27.5)        (31.3)               --
          Establish valuation allowance for French subsidiaries        12.5            --                --
          Other................................................        (4.3)          4.4               1.7
                                                                  ---------     ---------       -----------
          Effective income tax rate............................       (72.5)%       (66.7)%            35.5%
                                                                  =========     =========       ===========

       The Company recorded a tax benefit of $22 in 2002 and $42 in 2001 unrelated to transactions for those years. In 2002, the tax benefit primarily relates to an $18 refund of tax and interest originating from refund claims filed with the Internal Revenue Service ("IRS") in 2002 which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit relates to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company's original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. The reversal of those accruals was offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

                          MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                    (Dollars in millions, except share data)

Note 8 -- Income Taxes - Continued

       Significant components of deferred taxes are as follows:

                                                                                       2002          2001
                                                                                    -----------   ----------
                                                                                    (Restated     (Restated
                                                                                   See Note 2)    See Note 2)
       Deferred tax assets
          Environmental and legal obligations....................................   $       27     $     35
          Other postretirement benefits and pension..............................           82           --

          Net operating loss carryforwards.......................................          174          143
          Capital loss carryforwards.............................................            9            9
          AMT credits............................................................           97          105
          Other accruals.........................................................           14           14
                                                                                    ----------     --------
                                                                                           403          306
          Valuation allowance....................................................          (19)          (9)
                                                                                    ----------     --------
            Total deferred tax assets............................................          384          297
                                                                                    ----------     --------
       Deferred tax liabilities
          Excess of book over tax basis in property, plant and equipment.........          106          126
          Other postretirement benefits and pension..............................           --           10
          Excess of book over tax basis in investment in Equistar................          456          478
          Reserve for income taxes...............................................          116           33
          Other..................................................................           43           23
                                                                                    ----------     --------
            Total deferred tax liabilities.......................................          721          670
                                                                                    ----------     --------
              Net deferred tax liabilities.......................................   $      337     $    373
                                                                                    ==========     ========


       As a result of the Company's assessment of its net deferred tax assets at December 31, 2002, a valuation allowance of $10 was required for the net deferred tax assets of its French subsidiaries at December 31, 2002. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company's results in those periods would be adversely affected.

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

                          MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                    (Dollars in millions, except share data)

Note 8 -- Income Taxes - Continued

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

Note 9 -- Long-Term Debt and Credit Arrangements

                                                                                               2002        2001
                                                                                            ----------  ----------
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 1.0%; or at
   LIBOR or NIBOR plus 2.0%, plus, in each case, a facility fee of .50%, to be paid
   quarterly..............................................................................  $      10   $     10
Term Loans due 2006 bearing interest at the option of the Company at the higher of the federal funds rate plus .50% and the bank's prime lending rate plus 2.0%; or at LIBOR
   or NIBOR plus 3.0%, to be paid quarterly...............................................         49        125
7% Senior Notes due 2006..................................................................        500        500
7.625% Senior Debentures due 2026.........................................................        249        249
9.25% Senior Notes due 2008...............................................................        377        275
Debt payable through 2011 at interest rates ranging from 0% to 9.5%.......................         26         24
Other.....................................................................................         13         --
Less current maturities of long-term debt.................................................        (12)       (11)
                                                                                            ---------   --------
                                                                                            $   1,212   $  1,172
                                                                                            =========   ========

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 9 -- Long-Term Debt and Credit Arrangements - Continued

       In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"). The gross proceeds of the offering were used to repay all outstanding borrowings at that time under the Company's revolving loan portion, which has a maximum availability of $175 (the "Revolving Loans"), of its five-year credit agreement (the "Credit Agreement") and to repay $65 outstanding under the term loan portion (the "Term Loans") of the Credit Agreement. During 2001, the Company refinanced $425 of borrowings and paid refinancing expenses of $11 with the combined proceeds of the Credit Agreement, which provided the Revolving Loans and $125 in Term Loans, and the issuance of $275 aggregate principal amount of 9.25% Senior Notes by Millennium America. The Company and Millennium America guarantee the obligations under the Credit Agreement.

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


Note 9 -- Long-Term Debt and Credit Arrangements - Continued

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

       Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and,
(iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2002, any reduction in CNTA below approximately $1,600 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at December 31, 2002.

       The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and, (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and
(iii) 50% of any cash distributions received from Equistar. As of March 25, 2003, the date of filing of the original Annual Report on Form 10-K, and after taking into consideration the $9 dividend declared in the first quarter of 2003 and the restatements and reclassification reflected in this Form 10-K/A, the amount of the restricted payments basket was $11. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. At December 31, 2002, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 9 -- Long-Term Debt and Credit Arrangements - Continued

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

       The Company uses gold as a component in a catalyst in the Company's La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. The agreement requires the Company to either deliver the gold to the third party at the end of the term or pay for it at its then-current value. As a result of a change in accounting for this agreement, the Company's financial statements were restated as more fully described in Note 2. The value of the gold and the Company's obligation under this agreement was $14 and $11 at December 31, 2002 and 2001, respectively. Such obligation at December 31, 2002 and 2001 is included in Other short-term borrowings and Other long-term borrowings, respectively. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $3 for the year ended December 31, 2002, and was not significant for each of the years ended December 31, 2001 and 2000.

       The maturities of Long-term debt during the next five years and thereafter are as follows:

       2003............................................ $   12
       2004............................................      6
       2005............................................     26
       2006............................................    534
       2007............................................      4
       Thereafter......................................    629
       Non-cash components of long-term debt...........     13
                                                        -------
                                                        $1,224
                                                        =======


Note 10 -- Derivative Instruments and Hedging Activities

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

Note 10 -- Derivative Instruments and Hedging Activities - Continued

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

       Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At December 31, 2002, the Company had outstanding interest rate swap agreements with a notional amount of $200, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $4 at December 31, 2002 resulting in an increase to long-term debt carrying value and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 10 -- Derivative Instruments and Hedging Activities - Continued

recorded in Interest expense. In addition, at December 31, 2002, the Company had outstanding an interest rate swap agreement with a notional amount of $50, which is designated as a cash flow hedge of outstanding variable rate debt. The fair value of this interest rate swap agreement was not significant at December 31, 2002. Hedge ineffectiveness had no significant impact on earnings for 2002 and 2001. In July 2002, the Company terminated all of the interest rate swap agreements that were in effect at that time. Proceeds received upon termination were approximately $12. Gains deferred on these interest rate swaps of approximately $10 result in an increase to long-term debt carrying value and will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged. The amount of these deferred gains recognized as a reduction of Interest expense during the year ended December 31, 2002 was approximately $1.

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

Note 11--Fair Value of Non-Derivative Financial Instruments

       The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value, due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:


                                                                         2002                      2001
                                                                ------------------------  -----------------------
                                                                (Restated -- See Note 2)  (Restated -- See Note 2)
                                                                  Carrying      Fair        Carrying      Fair
                                                                   Value        Value        Value        Value
                                                                   -----        -----        -----        -----

       Amount outstanding under Revolving Loans................     $ 10         $ 10         $ 10         $ 10
       Term Loans..............................................       49           49          125          125
       7.00% Senior Notes......................................      500          480          500          469
       7.625% Senior Debentures................................      249          208          249          194
       9.25% Senior Notes......................................      377          392          275          283
       Other short-term and long-term borrowings...............       14           14           11           11

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

Note 12-- Pension and Other Postretirement Benefits

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

Note 12 -- Pension and Other Postretirement Benefits - Continued

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

       The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2002, and a statement of the funded status as of December 31 for both years:

                                                                                                       Other
                                                                                                   Postretirement
                                                                         Pension Benefits             Benefits
                                                                       ----------------------   ----------------------
                                                                          2002        2001         2002         2001
                                                                       ----------  ----------   ----------  ----------
                                                                       (Restated-
                                                                       See Note 2)
Reconciliation of benefit obligation
   Projected benefit obligation at beginning of year................   $     758  $     760    $      80    $      97
   Service cost, including interest.................................          12         12           --           --
   Interest in PBO..................................................          52         53            6            6
   Benefit payments.................................................         (78)       (84)         (12)         (12)
   Curtailments.....................................................          --          1           --           --
   Net experience loss (gain).......................................          74         15           15           (7)
   Amendments.......................................................          11          4          (13)          (4)
   Translation and other adjustments................................          22         (3)          --           --
                                                                       ---------- ----------   ----------   ----------
     Projected benefit obligation at end of year....................   $     851  $     758    $      76    $      80
                                                                       ---------- ----------   ----------   ----------
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year...................   $     778  $     895    $      --    $      --
   Return on plan assets............................................         (91)       (36)          --           --
   Employer contributions...........................................           9          8           12           12
   Benefit payments.................................................         (78)       (84)         (12)         (12)
   Translation and other adjustments................................          11         (5)          --           --
                                                                       ---------- ----------   ----------   ----------
     Fair value of plan assets at end of year.......................   $     629  $     778    $      --    $      --
                                                                       ---------- ----------   ----------   ----------
 Funded status
   Funded status at December 31.....................................   $    (222) $      20    $     (76)   $     (80)
   Unrecognized net asset...........................................          (3)        (4)          --           --
   Unrecognized prior service cost..................................          19          8          (23)         (14)
   Unrecognized loss (gain).........................................         384        146          (17)         (32)
                                                                       ---------- ----------   ----------   ----------
     Net prepaid (accrued) benefit cost.............................         178        170         (116)        (126)
     Additional minimum liabilities.................................        (309)       (11)          --           --
     Intangible asset...............................................          16          3           --           --
                                                                       ---------- ----------   ----------   ----------
     Net (accrued) prepaid benefit cost.............................   $    (115) $     162    $    (116)   $    (126)
                                                                       ---------- ----------   ----------   ----------


                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Pension and Other Postretirement Benefits - Continued

       As of December 31, 2002, the net accrued benefit cost for pension benefits is comprised of the following:


                                                                                         2002
                                                                                      -----------
                                                                                      (Restated-
                                                                                      See Note 2)

       Prepaid benefit cost...........................................................  $    20
       Intangible asset...............................................................       16
       Accrued benefit cost...........................................................     (151)
                                                                                        --------

       Net accrued benefit cost.......................................................  $  (115)
                                                                                        ========


       The net accrued benefit cost of $115 at December 31, 2002 is included in Other liabilities in the Consolidated Balance Sheet. An equity charge of $188 ($286 pre-tax) was required at December 31, 2002 to record additional minimum liabilities associated with certain of the Company's defined benefit pension plans and is included in Cumulative other comprehensive loss at December 31, 2002.

       At December 31, 2001, Other assets includes an intangible asset of $3 and Cumulative other comprehensive loss includes $4 to record additional minimum liabilities associated with certain of the Company's defined benefit pension plans.

       Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:


                                                                                          2002        2001
                                                                                       ----------  ----------
                                                                                       (Restated-
                                                                                       See Note 2)
       Projected benefit obligation................................................... $    838     $   143
       Fair value of assets...........................................................      604         109


       Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                                          2002        2001
                                                                                       ----------  ----------
                                                                                       (Restated-
                                                                                       See Note 2)
       Accumulated benefit obligation................................................. $    751     $   45
       Fair value of assets...........................................................      604         29


                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Pension and Other Postretirement Benefits - Continued

       The following table provides the components of net periodic benefit cost:


                                                                                                  Other
                                                                                              Postretirement
                                                           Pension Benefits                        Benefits
                                                   ---------------------------------- -----------------------------------
                                                      2002        2001       2000        2002        2001        2000
                                                   ----------- ----------- ---------- ----------- -----------  ----------
                                                   (Restated-
                                                   See Note 2)

Net periodic benefit cost
   Service cost, including interest............  $  12        $  12       $   12       $   --      $   --     $   --
   Interest on PBO.............................     52           53           54            6           6          8
   Return on plan assets.......................    (75)         (76)         (78)          --          --         --
   Amortization of unrecognized net loss.......      1           --            2           (2)         (2)        (2)
   Amortization of prior service cost..........      1            1            1           (2)         (1)        (1)
   Net effect of curtailments and settlements..      2            2           --           --          (1)        --
                                                 ------       ------      -------      -------     -------    -------
   Net periodic benefit cost...................     (7)          (8)          (9)           2           2          5
   Defined contribution plans..................      4            4            4           --          --         --
                                                 ------       ------      -------      -------     -------    -------
   Net periodic benefit cost...................  $  (3)       $  (4)      $   (5)      $    2      $    2     $    5
                                                 ======       ======      =======      =======     =======    =======


       The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:




                                                                                                      Other
                                                                                                  Postretirement
                                                           Pension Benefits                          Benefits
                                                  ---------------------------------- -----------------------------------
                                                     2002        2001        2000        2002        2001        2000
                                                  ---------------------- ----------- ----------- ----------- -----------

Weighted average assumptions
   as of December 31
     Discount rate.............................   6.35%       7.27%       7.38%       6.50%       7.50%       7.50%
     Expected return on plan assets............   8.34%       8.87%       8.86%         --          --          --
     Rate of compensation increase.............   3.52%       4.23%       4.30%         --          --          --


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

Note 13--Stock-Based Compensation Plans

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

Note 13 -- Stock-Based Compensation Plans - Continued

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 13 -- Stock-Based Compensation Plans - Continued

       Unearned and/or unvested restricted shares, based on the market value of the shares at each balance sheet date, are included as a separate component of Shareholders' (deficit) equity and amortized over the restricted period. Income recognized in 2002 was not significant. Income of $2 and $6 was recognized for the years ended December 31, 2001 and 2000, respectively.

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

       A summary of changes in all of the awards of restricted stock and stock options under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

                                                            Weighted-                            Weighted-
                                         Restricted          Average            Stock             Average
                                           Shares          Grant Price         Options        Exercise Price
                                       ---------------   -----------------  --------------  --------------------
Balance at December 31, 1999........        2,212,224         $23.71              538,000         $21.75
   Vested and issued................         (460,914)        $23.70               (5,000)        $19.00
   Cancelled........................         (172,495)        $23.75              (40,000)        $21.24
   Granted..........................               --             --              117,000         $19.07
                                       ---------------                      --------------
Balance at December 31, 2000........        1,578,815         $23.73              610,000         $21.31
   Vested and issued................         (298,065)        $23.81                  --              --
   Cancelled........................         (641,427)        $23.39              (57,000)        $21.33
   Granted..........................               --            --               748,000         $16.83
                                       ---------------                      --------------
Balance at December 31, 2001........          639,323         $23.69            1,301,000         $18.73
   Vested and issued................          (63,447)        $24.22                  --              --
   Cancelled........................         (509,502)        $23.94             (103,000)        $20.67
   Granted..........................               --             --              999,000         $12.33
                                       ---------------                      --------------
Balance at December 31, 2002........           66,374         $21.19            2,197,000         $15.73
                                       ===============                      ==============

       A summary of the Company's stock options as of December 31, 2002 is as follows:


                                              Options Outstanding                             Options Exercisable
                         -------------------------------------------------------------- --------------------------------
      Range of                              Weighted average        Weighted average                  Weighted average
   exercise price           Shares        remaining life (yrs)       exercise price       Shares       exercise price
----------------------   -------------   -----------------------  --------------------- -----------  -------------------
   $12.24 - $16.00          1,044,000             9.0                    $12.48                 --              --
   $16.01 - $20.00            981,000             7.6                    $17.49            252,000          $19.35
   $20.01 - $24.00            110,000             6.1                    $22.27             54,000          $23.33
   $24.01 - $28.00             32,000             6.4                    $27.38             32,000          $27.38
   $28.01 - $34.88             30,000             5.4                    $34.88             30,000          $34.88
                         -------------                                                  -----------
   $12.24 - $34.88          2,197,000             8.2                    $15.73            368,000          $21.90
                         =============                                                  ===========

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 13 -- Stock-Based Compensation Plans - Continued

       Salary and Bonus Deferral Plan: The Company has a deferred compensation plan under which officers and certain management employees have deferred a portion of their compensation on a pre-tax basis in the form of Common Stock. A rabbi trust (the "Trust") has been established to hold shares of Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders' (deficit) equity. At December 31, 2002, 440,566 shares have been purchased at a total cost of $9 and are held in the Trust.

Note 14 -- Cumulative Other Comprehensive Loss

       Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company's share of Equistar's Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

                                            Foreign       Unrealized                                      Cumulative
                                           Currency        Losses on       Minimum     Equity in Other      Other
                                          Translation     Derivative       Pension      Comprehensive    Comprehensive
                                          Adjustments     Instruments     Liability    Loss of Equistar      Loss
                                         --------------  --------------  ------------- ---------------- ----------------
                                                                         (Restated -     (Restated -      (Restated -
                                                                         See Note 2)     See Note 2)      See Note 2)
Balance, December 31, 1999............   $         (61)  $          --   $         --  $            --  $           (61)
   2000 Change........................             (46)             --             --               --              (46)
                                         --------------  --------------  ------------- ---------------- ----------------
Balance, December 31, 2000............            (107)             --             --               --             (107)
   2001 Change........................             (19)             (6)            (4)              --              (29)
                                         --------------  --------------  ------------- ---------------- ----------------
Balance, December 31, 2001............            (126)             (6)            (4)              --             (136)
   2002 Change........................              27               5           (188)              (7)            (163)
                                         --------------  --------------  ------------- ---------------- ----------------
Balance, December 31, 2002............   $         (99)  $          (1)  $       (192) $            (7) $          (299)
                                         ==============  ==============  ============= ================ ================

Note 15 -- Related Party Transactions

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

       One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, steam, administrative

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)


Note 15 -- Related Party Transactions - Continued

office space, and health, safety and environmental services. The subsidiary incurred charges of $9, $17 and $23 in 2002, 2001 and 2000, respectively, for such services. In addition, the subsidiary charged Equistar $15, $18 and $13 in 2002, 2001 and 2000, respectively, for electricity and miscellaneous shared services.

Note 16 -- Commitments and Contingencies

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

       There are eight pending legal proceedings relating to lead pigment or paint in various pre-trial stages. One proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industry Association, Inc., et al commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury in this phase of the proceeding was whether lead pigment in paint in and on public and private Rhode Island buildings constitutes a "public nuisance." On March 30, 2003, the court denied the motions for the judgment as a matter of law filed by both sides during and after the trial. The State of Rhode Island may seek a new trial.

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


Note 16 -- Commitments and Contingencies - Continued

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


Note 16 -- Commitments and Contingencies - Continued

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

       Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.025 and $26.7. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)


Note 16 -- Commitments and Contingencies - Continued

was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted comments to the EPA on the Draft Study, the EPA has yet to similarly comment. The Company has estimated its liability at this site based upon the KRSG's recommended remedy. Guidance as to how the EPA will likely proceed with further evaluation and remediation, if required, at the Kalamazoo site is expected by early 2004. At that time, the Company's estimate of its liability will be reevaluated. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

       The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $67 and $95 and has accrued $71 as of December 31, 2002. Expense associated with these contingencies included in Selling, development and administrative expense totaled $15 and $6 in 2001 and 2000, respectively. These expenses resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. Included in 2002 is a benefit of $6 from a reduction of reserves due to favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)


Note 16 -- Commitments and Contingencies - Continued

                                             Ore          Other          Total
                                            -----         ------         ------
       2003........................        $  195         $  132         $  327
       2004........................           143             95            238
       2005........................           167             81            248
       2006........................            42             80            122
       2007........................            --             78             78
       Thereafter..................            --            654            654
                                           ------         ------         ------
            Total..................        $  547         $1,120         $1,667
                                           ======         ======         ======

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

       Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2002, are as follows:

          2003...............................  $ 21
          2004...............................    17
          2005...............................    14
          2006...............................    11
          2007...............................    10
          Thereafter.........................    88
                                               -----
                                               $161
                                               =====


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

       See Note 8 for additional information regarding income tax contingencies.

                          MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                  (Dollars in millions, except share data)



Note 17 -- Operations by Business Segment and Geographic Area

       The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The accounting policies of the segments are the same as those described in Note 1.

       Most of the Company's foreign operations are conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between the Company's operations are made on terms similar to those of its third-party distributors.

       Income and expense not allocated to business segments in computing operating income include interest income and expense, other income and expense and (loss) earnings on Equistar investment.

       Export sales from the United States for the years ended December 31, 2002, 2001 and 2000 were approximately $254, $245 and $201, respectively.

                          MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                  (Dollars in millions, except share data)



Note 17 -- Operations by Business Segment and Geographic Area - Continued

       The following is a summary of the Company's operations by business segment:

                                                                         2002            2001           2000
                                                                     ------------   -------------   ------------
                                                                     (Restated -   (Restated -      (Restated -
                                                                     See Note 2)   See Note 2)      See Note 2)
Net sales
   Titanium Dioxide and Related Products..........................   $     1,129    $      1,145    $     1,355
   Acetyls........................................................           334             355            337
   Specialty Chemicals............................................            91              90            101
                                                                     -----------    ------------    -----------
     Total........................................................   $     1,554    $      1,590    $     1,793
                                                                     ===========    ============    ===========
Operating income (loss)
   Titanium Dioxide and Related Products..........................   $        63    $         42    $       148
   Acetyls........................................................            11             (21)            47
   Specialty Chemicals............................................             6              11             20
   Other..........................................................            --             (18)           (14)
                                                                     -----------    ------------    -----------
     Total........................................................   $        80    $         14    $       201
                                                                     ===========    ============    ===========
Depreciation and amortization
   Titanium Dioxide and Related Products..........................   $        83    $         81    $        85
   Acetyls........................................................            11              21             20
   Specialty Chemicals............................................             8               8              8
                                                                     -----------    ------------    -----------
     Total........................................................   $       102    $        110    $       113
                                                                     ===========    ============    ===========
Capital expenditures
   Titanium Dioxide and Related Products..........................   $        61    $         82    $        96
   Acetyls........................................................             1               6              7
   Specialty Chemicals............................................             9               3              7
   Other..........................................................            --               6             --
                                                                     -----------    ------------    -----------
     Total........................................................   $        71    $         97    $       110
                                                                     ===========    ============    ===========
Identifiable assets
   Titanium Dioxide and Related Products..........................   $     1,389    $      1,385
   Acetyls........................................................           294             568
   Specialty Chemicals............................................            99              96
   Other (1)......................................................           614             916
                                                                     -----------    ------------
     Total........................................................   $     2,396    $      2,965
                                                                     ===========    ============

--------------

(1) Other assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.


                                                                      December 31,
                                                             -------------------------------
                                                                 2002             2001
                                                             --------------  ---------------
Goodwill
   Titanium Dioxide and Related Products...................  $          58   $           58
   Acetyls.................................................             48              323
                                                             -------------   --------------
       Total...............................................  $         106   $          381
                                                             =============   ==============

                          MILLENNIUM CHEMICALS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                  (Dollars in millions, except share data)



Note 17 -- Operations by Business Segment and Geographic Area - Continued

       The following is a summary of the Company's operations by geographic region:

                                                                         2002           2001            2000
                                                                      ------------  ------------   --------------
                                                                       (Restated -  (Restated -     (Restated -
                                                                       See Note 2)  See Note 2)     See Note 2)
Net sales
   United States..................................................    $       923   $       983    $       1,077
                                                                      -----------   -----------    -------------
   Non-United States
     United Kingdom...............................................            404           364              428
     France.......................................................            183           179              205
     Asia/Pacific.................................................            178           160              183
     Brazil.......................................................            103           113              148
                                                                      -----------   -----------    -------------
                                                                              868           816              964
                                                                      -----------   -----------    -------------
   Inter-area elimination.........................................           (237)         (209)            (248)
                                                                      -----------   -----------    -------------
     Total........................................................    $     1,554   $     1,590    $       1,793
                                                                      ===========   ===========    =============

Operating income (loss)
   United States                                                      $         6   $       (50)   $         128
                                                                      -----------   -----------    -------------
   Non-United States
     United Kingdom...............................................              5            (7)              10
     France.......................................................            (11)           (8)              15
     Asia/Pacific.................................................             54            51               55
     Brazil.......................................................             23            30               21
                                                                      -----------   -----------    -------------
                                                                               71            66              101
                                                                      -----------   -----------    -------------
   Inter-area elimination.........................................              3            (2)             (28)
                                                                      -----------   -----------    -------------
     Total........................................................    $        80   $        14    $         201
                                                                      ===========   ===========    =============

Identifiable assets
   United States                                                      $     1,536   $     2,129
                                                                      -----------   -----------
   Non-United States
     United Kingdom...............................................            346           363
     France.......................................................            250           216
     Asia/Pacific.................................................            137           114
     Brazil.......................................................            116           134
     All Other....................................................             11             9
                                                                      -----------   -----------
                                                                              860           836
                                                                      -----------   -----------
     Total........................................................    $     2,396   $     2,965
                                                                      ===========   ===========

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


Note 18 - Quarterly Financial Data (Unaudited)


                                                            1st Qtr.       2nd Qtr.       3rd Qtr.       4th Qtr.
                                                           -----------     ----------    -----------    -----------
                                                           (Restated -    (Restated -    (Restated -    (Restated -
                                                           See Note 2)    See Note 2)    See Note 2)    See Note 2)

2002
----
Net sales...............................................       $  351         $  405         $  411         $  387
Operating income........................................            7             20 (1)         30             23 (2)
Net (loss) income before cumulative effect of
   accounting change....................................          (33)             2 (1)          5             (2)(3)
Cumulative effect of accounting change..................         (305)            --             --             --
                                                               ------         ------         ------         ------
Net (loss) income after cumulative effect of accounting
   change...............................................         (338)             2 (1)          5             (2)(3)
                                                               ======         ======         ======         ======
Basic (loss) earnings per share before cumulative
   effect of accounting change..........................        (0.52)          0.02 (1)       0.08          (0.03)(3)
Cumulative effect of accounting change..................        (4.80)            --             --             --
                                                               ------         ------         ------         ------
Basic (loss) earnings per share after cumulative effect
   of accounting change.................................        (5.32)          0.02 (1)       0.08          (0.03)(3)
                                                               ======         ======         ======         ======
Diluted (loss) earnings per share before cumulative
   effect of accounting change..........................        (0.52)          0.02 (1)       0.08          (0.03)(3)
Cumulative effect of accounting change..................        (4.80)            --             --             --
                                                               ------         ------         ------         ------
Diluted (loss) earnings per share after cumulative
   effect of accounting change..........................        (5.32)          0.02 (1)       0.08          (0.03)(3)
                                                               ======         ======         ======         ======
2001
----
Net sales...............................................       $  444         $  419         $  393         $  334
Operating income (loss).................................           20 (4)         (9)(6)         11 (7)         (8)(8)
Net (loss) income.......................................          (17)(5)        (26)(6)        (16)(7)          5 (9)
Basic (loss) earnings per share.........................        (0.27)(5)      (0.41)(6)      (0.25)(7)       0.08 (9)
Diluted (loss) earnings per share.......................        (0.27)(5)      (0.41)(6)      (0.25)(7)       0.08 (9)


--------------
(1) Includes a benefit of $5 ($3 after-tax or $0.05 per share) from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(2) Includes a benefit of $1 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(3) Includes a benefit of $1 after-tax or $0.01 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

(4) Includes $5 in reorganization and plant closure charges and a charge of $4 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

(5) Includes $4 after-tax or $0.07 per share in reorganization and plant closure charges, an additional $4 or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant and $3 after-tax or $0.05 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

(6) Includes $31 ($20 after-tax or $0.31 per share) in reorganization and plant closure charges and a charge of $3 ($2 after-tax or $0.03 per share) to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)


(7) Includes a charge of $4 ($3 after-tax or $0.05 per share) to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

(8) Includes a charge of $4 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

(9) Includes a tax benefit of $42 or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years and a $2 charge after-tax or $0.03 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

Note 19 - Supplemental Financial Information

       Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2002 and 2001, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2002, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders' (deficit) equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 19 - Supplemental Financial Information - Continued

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2002 and 2001


                                        Millennium    Millennium                                     Millennium
                                         America      Chemicals                                    Chemicals Inc.
                                           Inc.          Inc.      Non-Guarantor                        and
                                         (Issuer)    (Guarantor)    Subsidiaries    Eliminations   Subsidiaries
                                       ------------- ------------- ---------------  ------------- ---------------

2002 (Restated - See Note 2)
----------------------------
               ASSETS
Inventories..........................        $   --          $ --          $  406        $    --          $  406
Other current assets.................            10            --             403             --             413
Property, plant and equipment, net...            --            --             862             --             862
Investment in Equistar...............            --            --             563             --             563
Investment in subsidiaries...........           349            95              --           (444)             --
Other assets.........................            15            --              31             --              46
Goodwill.............................            --            --             106             --             106
Due from parent and
   affiliates........................           638            --              --           (638)             --
                                             ------          ----          ------        -------          ------
   Total assets......................        $1,012          $ 95          $2,371        $(1,082)         $2,396
                                             ======          ====          ======        =======          ======
    LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY
Current maturities of long-term debt.        $    3          $ --          $    9        $    --          $   12
Other current liabilities............             8            --             455             --             463
Long-term debt.......................         1,196            --              16             --           1,212
Deferred income taxes................            --            --             337             --             337
Other liabilities....................            --            --             388             --             388
Due to parent and affiliates.........            --           130             508           (638)             --
                                             ------          ----          ------        -------          ------
   Total liabilities.................         1,207           130           1,713           (638)          2,412
Minority interest....................            --            --              19             --              19
Shareholders' (deficit) equity.......          (195)          (35)            639           (444)            (35)
                                             ------          ----          ------        -------          ------
   Total liabilities and
     shareholders' (deficit) equity..        $1,012          $ 95          $2,371        $(1,082)         $2,396
                                             ======          ====          ======        =======          ======
2001 (Restated - See Note 2)
----------------------------
               ASSETS
Inventories..........................        $   --          $ --          $  399        $    --          $  399
Other current assets.................             6            --             384             --             390
Property, plant and equipment, net...            --            --             880             --             880
Investment in Equistar...............            --            --             677             --             677
Investment in subsidiaries...........           657           580              --         (1,237)             --
Other assets.........................            13            --             225             --             238
Goodwill.............................            --            --             381             --             381
Due from parent and affiliates.......           590            --              --           (590)             --
                                             ------          ----          ------        -------          ------
   Total assets......................        $1,266          $580          $2,946        $(1,827)         $2,965
                                             ======          ====          ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt.        $    3          $ --          $    8        $    --          $   11
Other current liabilities............             8            --             363             --             371
Long-term debt.......................         1,156            --              16             --           1,172
Deferred income taxes................            --            --             373             --             373
Other liabilities....................            --             1             526             --             527
Due to parent and affiliates.........            --            89             501           (590)             --
                                             ------          ----          ------        -------          ------
   Total liabilities.................         1,167            90           1,787           (590)          2,454
Minority interest....................            --            --              21             --              21
Shareholders' equity.................            99           490           1,138         (1,237)            490
                                             ------          ----          ------        -------          ------
   Total liabilities and
     shareholders' equity............        $1,266          $580          $2,946        $(1,827)         $2,965
                                             ======          ====          ======        =======          ======


                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 19 - Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000

                                            Millennium     Millennium                                       Millennium
                                           America Inc.   Chemicals Inc.   Non-Guarantor                   Chemicals Inc.
                                             (Issuer)      (Guarantor)     Subsidiaries    Eliminations  and Subsidiaries
                                             --------      -----------     ------------    ------------  ----------------
2002 (Restated - See Note 2)
----------------------------
Net sales ...........................        $    --         $    --         $ 1,554         $    --         $ 1,554
Cost of products sold ...............             --              --           1,234              --           1,234
Depreciation and amortization .......             --              --             102              --             102
Selling, development and
   administrative expense ...........              1               1             136              --             138
                                             -------         -------         -------         -------         -------
   Operating (loss) income ..........             (1)             (1)             82              --              80
Interest expense, net ...............            (86)             --              --              --             (86)
Intercompany interest income
   (expense) ........................            103              (5)            (98)             --              --
Loss on Equistar investment .........             --              --             (73)             --             (73)
Equity in loss of subsidiaries ......           (402)           (328)             --             730              --
Other expense .......................             --              --              (7)             --              (7)
(Provision for) benefit from
   income taxes .....................             (6)              1              63              --              58
Cumulative effect of accounting
   change ...........................             --              --            (305)             --            (305)
                                             -------         -------         -------         -------         -------
   Net loss .........................        $  (392)        $  (333)        $  (338)        $   730         $  (333)
                                             =======         =======         =======         =======         =======
2001 (Restated - See Note 2)
----------------------------
Net sales ...........................        $    --         $    --         $ 1,590         $    --         $ 1,590
Cost of products sold ...............             --              --           1,261              --           1,261
Depreciation and amortization .......             --              --             110              --             110
Selling, development and
   administrative expense ...........             --              --             169              --             169
Reorganization and plant closure.....             --              --              36              --              36
                                             -------         -------         -------         -------         -------
   Operating income .................             --              --              14              --              14
Interest expense, net ...............            (81)             --              (1)             --             (82)
Intercompany interest income
   (expense) ........................            108              (4)           (104)             --              --
Loss on Equistar investment .........             --              --             (83)             --             (83)
Equity in loss of subsidiaries ......            (76)            (51)             --             127              --
Other expense .......................             (2)             (1)             --              --              (3)
(Provision for) benefit from
   income taxes .....................             (9)              2             107              --             100
                                             -------         -------         -------         -------         -------
   Net loss .........................        $   (60)        $   (54)        $   (67)        $   127         $   (54)
                                             =======         =======         =======         =======         =======
2000 (Restated - See Note 2)
----------------------------
Net sales ...........................        $    --         $    --         $ 1,793         $    --         $ 1,793
Cost of products sold ...............             --              --           1,264              --           1,264
Depreciation and amortization .......             --              --             113              --             113
Selling, development and
   administrative expense ...........             --              --             215              --             215
                                             -------         -------         -------         -------         -------
   Operating income .................             --              --             201              --             201
Interest expense, net ...............            (76)             --              (1)             --             (77)
Intercompany interest income
   (expense) ........................            109              (4)           (105)             --              --
Earnings on Equistar investment .....             --              --              45              --              45
Equity in earnings of subsidiaries ..             48             114              --            (162)             --
Other income ........................             --              --               7              --               7
(Provision for) benefit from
   income taxes .....................            (12)              1             (54)             --             (65)
                                             -------         -------         -------         -------         -------
   Net income .......................        $    69         $   111         $    93         $  (162)        $   111
                                             =======         =======         =======         =======         =======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 19 - Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                   Millennium     Millennium                                 Millennium
                                                    America       Chemicals                                Chemicals Inc.
                                                      Inc.           Inc.       Non-Guarantor                   and
                                                    (Issuer)     (Guarantor)    Subsidiaries  Eliminations  Subsidiaries
                                                    --------     -----------    ------------  ------------  ------------
2002
----
Cash flows from operating activities .......         $  18          $  (6)         $  72          $--         $  84
Cash flows from investing activities:
   Capital expenditures ....................            --             --            (71)          --           (71)
   Proceeds from sales of property, plant
      & equipment ..........................            --             --              1           --             1
                                                     -----          -----          -----          ---         -----
Cash used in investing activities ..........            --             --            (70)          --           (70)
Cash flows from financing activities:
   Dividends to shareholders ...............            --            (35)            --           --           (35)
   Proceeds from long-term debt ............           290             --             12           --           302
   Repayment of long-term debt .............          (264)            --             (8)          --          (272)
   Intercompany ............................           (43)            41              2           --            --
   Increase in notes payable ...............            --             --              3           --             3
                                                     -----          -----          -----          ---         -----
Cash (used in) provided by financing
   activities ..............................           (17)             6              9           --            (2)
                                                     -----          -----          -----          ---         -----
Effect of exchange rate changes on cash.....            --             --             (1)          --            (1)
                                                     -----          -----          -----          ---         -----
Increase in cash and cash equivalents ......             1             --             10           --            11
Cash and cash equivalents at beginning
   of year .................................             5             --            109           --           114
                                                     -----          -----          -----          ---         -----
Cash and cash equivalents at end of year ...         $   6          $  --          $ 119          $--         $ 125
                                                     =====          =====          =====          ===         =====
2001
----
Cash flows from operating activities .......         $   7          $  (5)         $ 110          $--         $ 112
Cash flows from investing activities:
   Capital expenditures ....................            --             --            (97)          --           (97)
   Proceeds from sales of property, plant
      & equipment ..........................            --             --             19           --            19
                                                     -----          -----          -----          ---         -----
Cash used in investing activities ..........            --             --            (78)          --           (78)
Cash flows from financing activities:
   Dividends to shareholders ...............            --            (35)            --           --           (35)
   Proceeds from long-term debt ............           741             --             42           --           783
   Repayment of long-term debt .............          (675)            --            (61)          --          (736)
   Intercompany ............................           (51)            40             11           --            --
   Decrease in notes payable ...............           (17)            --            (17)          --           (34)
                                                     -----          -----          -----          ---         -----
Cash (used in) provided by financing
   activities ..............................            (2)             5            (25)          --           (22)
                                                     -----          -----          -----          ---         -----
Effect of exchange rate changes on cash ....            --             --             (5)          --            (5)
                                                     -----          -----          -----          ---         -----
Increase in cash and cash equivalents ......             5             --              2           --             7
Cash and cash equivalents at beginning
   of year .................................            --             --            107           --           107
                                                     -----          -----          -----          ---         -----
Cash and cash equivalents at end of year ...         $   5          $  --          $ 109          $--         $ 114
                                                     =====          =====          =====          ===         =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 19 - Supplemental Financial Information - Continued

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2002, 2001 and 2000

                                                    Millennium     Millennium                                Millennium
                                                      America      Chemicals                               Chemicals Inc.
                                                       Inc.           Inc.      Non-Guarantor                    and
                                                     (Issuer)     (Guarantor)    Subsidiaries Eliminations  Subsidiaries
                                                     --------     -----------    ------------ ------------  ------------
2000
----
Cash flows from operating activities ........         $  21          $  (3)         $   2          $--         $  20
Cash flows from investing activities:
   Capital expenditures .....................            --             --           (110)          --          (110)
   Distributions from Equistar ..............            --             --             83           --            83
   Proceeds from sales of property,
       plant & equipment ....................            --             --              4           --             4
                                                      -----          -----          -----          ---         -----
Cash used in investing activities ...........            --             --            (23)          --           (23)
Cash flows from financing activities:
   Dividends to shareholders ................            --            (35)            --           --           (35)
   Repurchase of common stock ...............            --             --            (65)          --           (65)
   Proceeds from long-term debt .............           275             --             36           --           311
   Repayment of long-term debt ..............          (165)            --            (22)          --          (187)
   Intercompany .............................          (114)            38             76           --            --
   Decrease in notes payable ................           (17)            --             --           --           (17)
                                                      -----          -----          -----          ---         -----
Cash (used in) provided by financing
   activities ...............................           (21)             3             25           --             7
                                                      -----          -----          -----          ---         -----
Effect of exchange rate changes on cash .....            --             --             (7)          --            (7)
                                                      -----          -----          -----          ---         -----
Decrease in cash and cash equivalents .......            --             --             (3)          --            (3)
Cash and cash equivalents at beginning
   of year ..................................            --             --            110           --           110
                                                      -----          -----          -----          ---         -----
Cash and cash equivalents at end of year.....         $  --          $  --          $ 107          $--         $ 107
                                                      =====          =====          =====          ===         =====

                                    PART III



Item 14.  Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to filing the initial Annual Report on Form 10-K for the year ended December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In addition, in October and early November 2003, prior to filing this Amendment to the Annual Report on Form 10-K, the Company carried out a further evaluation, also under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on both of these evaluations, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were and are effective.

(b) In light of the restatements described in Note 2 to the Consolidated Financial Statements included in this Amendment to the Annual Report on Form 10-K, the Company is considering whether any changes to enhance the Company's internal control processes and procedures are warranted. There were no significant changes in the Company's internal controls over financial reporting that occurred since the date of the further evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

2.    Exhibits.

     Exhibit
     Number                      Description of Document
     ------                      -----------------------
       3.1(a)    Amended and Restated Certificate of Incorporation of the Company
                 (Filed as Exhibit 3.1 to the Company's Registration Statement on
                 Form 10 (File No. 1-12091) (the "Form 10"))*

       3.1(b) Certificate of Elimination of Series A Junior Preferred Stock of Millennium Chemicals Inc. (Filed as Exhibit 3.1(b) to the
                 Company's Annual Report on Form 10-K, as filed on March 25,
                 2003 (the "Original 2002 Form 10-K"))*

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

     Exhibit
     Number      Description
     ------      -----------
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

       10.7      Form of Agreement between Millennium America Holdings Inc., (or certain of its subsidiaries), and each of William M. Landuyt,
                 Robert E. Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher,
                 Peter P. Hanik, John E. Lushefski, Myra J. Perkinson, David L.
                 Vercollone and certain other executives of the Company (Filed as
                 Exhibit 10.7 to the Original 2002 Form 10-K) *'D'

      10.8 Form of Agreement between each of the Company's operating subsidiaries and certain officers of such subsidiaries (Filed as Exhibit 10.8 to the Original 2002 Form 10-K) *'D'

      10.9(a)    Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed
                 as Exhibit 10.23 to the Form 10)*'D'

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

      10.9(e)    Amendment Number 4 dated as of June 1, 2002, to the Millennium
                 Chemicals Inc. Annual Performance Incentive Plan (Filed as
                 Exhibit 10.9(e) to the Original 2002 Form 10-K) *'D'

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

      10.10(e)   Amendment to the Millennium Chemicals Inc. Long Term Stock
                 Incentive Plan (Filed as Exhibit 10.23(d) to the 1998 Form
                 10-K) (Filed as Exhibit 10.10(e) to the Original 2002 Form
                 10-K)*'D'

      10.11(a)   Amended and Restated Millennium Chemicals Inc. Supplemental
                 Executive Retirement Plan (Filed as Exhibit 10.11(a) to the
                 Original 2002 Form 10-K)*'D'

      10.11(b)   Millennium Chemicals Inc. 2003 Supplemental Executive Retirement
                 Plan (Filed as Exhibit 10.11(b) to the Original 2002 Form 10-K)*'D'

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

     Exhibit
     Number      Description
     ------      -----------
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

      10.19(d) Amendment Number Three to the Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.19(d) to the
                 Original 2002 Form 10-K)*'D'

      10.20(a)   Millennium Chemicals Inc. Supplemental Savings and Investment
                 Plan (Filed as Exhibit 10.29 to the 1998 Form 10-K)*'D'

      10.20(b) Amendment to the Millennium Chemicals Inc. Supplemental Savings and Investment Plan (Filed as Exhibit 10.20(b) to the Original
                 2002 Form 10-K)*'D'

      10.21(a)   Millennium Chemicals Inc. Long Term Incentive Plan (Filed as
                 Exhibit 10.21 to the 2000 Form 10-K)*'D'

      10.21(b)   Amendment Number 1 to the Millennium Chemicals Inc. Long Term
                 Incentive Plan (Filed as Exhibit 10.21(b) to the Original 2002
                 Form 10-K)*'D'

      10.22(a)   Millennium Chemicals Inc. Executive Long Term Incentive Plan
                 (Filed as Exhibit 10.22 to the 2000 Form 10-K)*'D'

      10.22(b)   Amendment Number 1 to the Millennium Chemicals Inc. Executive
                 Long Term Incentive Plan (Filed as Exhibit 10.22(b) to the
                 Original 2002 Form 10-K)*'D'

      10.23(a)   Millennium America Holdings Inc. Long Term Incentive Plan and
                 Executive Long Term Incentive Plan Trust Agreement (Filed as
                 Exhibit 10.23 to the 2000 Form 10-K)*'D'

      10.23(b)   Amendment Number 1 to the Millennium America Holdings Inc. Long
                 Term Incentive Plan Trust Agreement (Filed as Exhibit 10.23(b) to the Original 2002 Form 10-K)*'D'

      10.24(a)   Millennium Chemicals Inc. Omnibus Incentive Compensation Plan
                (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'

      10.24(b)   Form of Stock Option Agreement under Omnibus Incentive
                 Compensation Plan (Filed as Exhibit 10.24(b) to the 2001
                 Form 10-K)*'D'

      10.24(c)   Amendment to Millennium Chemicals Inc. 2001 Omnibus Incentive
                 Compensation Plan (Filed as Exhibit 10.24(c) to the Original
                 2002 Form 10-K)*'D'

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

     Exhibit
     Number      Description
     ------      -----------
      10.29(a)   Amended and Restated Parent Agreement among Lyondell, the
                 Company and Equistar, dated as of November 6, 2002, (Filed as
                 Exhibit 10.29 to the November 26, 2002 8-K)*

      11.1 Statement re: computation of per share earnings (Filed as Exhibit 11.1 to the Original 2002 Form 10-K)*

      11.2       Statement re: computation of per share earnings**

      18.1       Change in Accounting Principle (Filed as Exhibit 18.1 to the
                 Original 2002 Form 10-K)*

      21.1       Subsidiaries of the Company (Filed as Exhibit 21.1 to the Original
                 2002 Form 10-K)*

      23.1       Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.1 to the
                 Original 2002 Form 10-K)*

      23.2       Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.2 to the
                 Original 2002 Form 10-K)*

      23.3       Consent of PricewaterhouseCoopers LLP**

      31.1       Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

      31.2       Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

      32.1       Certificate of Principal Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
                 229.601(b)(32)(ii))**

      32.2       Certificate of Principal Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
                 229.601(b)(32)(ii))**

      99.1 Information relevant to forward-looking statements (Filed as Exhibit 99.1 to the Original 2002 Form 10-K). For a revised and updated statement regarding information relevant to forward-looking statements, please see Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, which is incorporated by reference herein.*

      99.2 Form of Letter Agreement, dated July 3, 1996, between Hanson and United Kingdom Inland Revenue (Filed as Exhibit 99.2 to the
                 Form 10)*

In addition, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

--------------
    *  Incorporated by reference.
   **  Filed herewith.
  'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)    Reports on Form 8-K.

Current Reports on Form 8-K dated October 30, 2002, November 14, 2002, November 26, 2002, December 3, 2002, December 16, 2002, December 19, 2002, January 9,
2003, January 27, 2003, January 31, 2003 and March 19, 2003, were filed during the quarter ended December 31, 2002 and through March 25, 2003, the date the original Form 10-K was filed with the Securities and Exchange Commission.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIUM CHEMICALS INC.

                                            By:          /s/ ROBERT E. LEE
                                                --------------------------------
                                                           Robert E. Lee
                                                           President and
                                                      Chief Executive Officer

November 12, 2003

                                                                     SCHEDULE II


                            MILLENNIUM CHEMICALS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended 2000, 2001 and 2002

                                                                        Additions
                                                               ----------------------------
                                                   Balance      Charged to    Charged to                      Balance at
                                                at Beginning    Costs and        Other                          End of
                                                   of Year       Expenses      Accounts       Deductions         Year
                                                -------------  ------------- --------------   ------------    -----------
Year ended December 31, 2000
     Deducted from asset accounts:
     Allowance for doubtful accounts..........  $          2   $          2             --     $       --      $       4
     Valuation allowance for deferred tax
       assets.................................            76             --             --             (6)(a)         70
Year ended December 31, 2001
     Deducted from asset accounts:
     Allowance for doubtful accounts..........             4              4             --             (1)(b)          7
     Valuation allowance for deferred tax
       assets.................................            70             --             --            (61)(c)          9
Year ended December 31, 2002 (Restated)*
     Deducted from asset accounts:
     Allowance for doubtful accounts..........             7             --             --             --              7
     Valuation allowance for deferred tax
       assets.................................             9             --             10(d)          --             19

--------------
   *   The Company's financial statements have been restated as disclosed in
       Note 2 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.
  (a)  Valuation allowance for capital loss carryover.
  (b)  Uncollected accounts written off, net of recoveries.
  (c)  Portion of underlying capital loss carryover expired.
  (d) Valuation allowance related to the net deferred tax assets of the Company's French subsidiaries.

                                  Exhibit Index

     Exhibit
     Number                   Description of Document
     ------                   -----------------------
      11.2       Statement re: computation of per share earnings

      23.3       Consent of PricewaterhouseCoopers LLP

      31.1       Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2       Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1       Certificate of Principal Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
                 229.601(b)(32)(ii))

      32.2       Certificate of Principal Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K,
                 17 CFR 229.601(b)(32)(ii))

                                      107


                         STATEMENT OF DIFFERENCES
                         ------------------------
The registered trademark symbol shall be expressed as................... 'r'
The section symbol shall be expressed as................................ 'SS'
The dagger symbol shall be expressed as................................. 'D'
Characters normally expressed as subscript shall be preceded by......... [u]