Form 10-Q/A
period 2003-03-31
MILLENNIUM CHEMICALS INC
filed 2003-11-14
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                   ----------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                           20 Wight Avenue, Suite 100
                              Hunt Valley, MD 21030
                    (Address of principal executive offices)

                                  410-229-4400
              (Registrant's telephone number, including area code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_].

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

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
          Explanatory Note....................................................................  2

Part I    FINANCIAL INFORMATION

          Item 1 Financial Statements.........................................................  6

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of
                    Operations................................................................ 27

          Item 4 Controls and Procedures...................................................... 36

Part II   OTHER INFORMATION

          Item 6 Exhibits and Reports on Form 8-K............................................. 37

          Signature........................................................................... 38

          Certifications...................................................................... 40

Explanatory Note

     Millennium Chemicals Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2003 to reflect restatements of its financial statements for the years ended December 31, 1998 through 2002 and for the first quarter of 2003. Included herein are restated consolidated statements of operations and consolidated statements of cash flows for each of the three months ended March 31, 2003 and 2002, and restated consolidated balance sheets as of March 31, 2003 and December 31, 2002. The restatements correct errors in:

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

     In addition, during the course of its review of its deferred tax assets related to its investment in Equistar, the Company reexamined the deferred tax asset associated with its French subsidiaries and concluded that, due to the unlikelihood of realizing the value of that asset, it should be eliminated as of December 31, 2002. Finally, as a consequence of its review of its accounting with respect to its investment in Equistar, the Company elected to further amend its Consolidated Statements of Operations for the years 1998 through 2002 to reclassify to Selling, development and administrative expense various costs associated with its investment in Equistar and previously included in (Loss) earnings on Equistar investment in those Consolidated Statements of Operations.

     A detailed discussion of the restatements of the Company's financial statements reflected in this amended Quarterly Report, including a summary of the aggregate effect of the changes implemented by the restatements, as well as the reclassification of costs associated with the Company's investment in Equistar, is set forth in Note 2 to the Consolidated Financial Statements included in this amended Quarterly Report. Changes also have been made to the following additional items of the Quarterly Report on Form 10-Q as a result of the changes to the financial statements, principal among which are the following:

     o Item 1, Financial Statements, has been revised to reflect the restatements and the reclassification. In addition, the phrase "other environmental proceedings" has been deleted to reflect the fact that there are no environmental proceedings other than those involving environmental remediation activities;

     o Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatements and the reclassification; and

     o Item 4, Controls and Procedures, has been updated to reflect the evaluation made by the Company in connection with this Amendment.

     This Amendment does not reflect events that have occurred after May 12, 2003, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's Quarterly Reports on Form 10-Q for the three-month periods ended June 30, 2003 and September 30, 2003. On November 12, 2003, the Company filed with the Securities and Exchange Commission an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002 to reflect changes therein required as a consequence of the above-described financial statement restatements and reclassification and adjustments to its prior financial statements for the timing of income and expense recognition associated with legal, environmental and other reserves established for certain of the Company's predecessor businesses, as more fully described in such amendment to the Company's Annual Report on Form 10-K. These adjustments for the timing of income and expense recognition did not change any of the financial information presented in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 as filed on May 12, 2003 and, accordingly, are not discussed in this Amendment.

Disclosure Concerning Forward-Looking Statements

     The statements in this Quarterly Report on Form 10-Q/A (the "Quarterly Report") that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

     These forward-looking statements are only present expectations as at the time of the original filing of the Company's Quarterly Report on Form 10-Q. Actual events or results may differ materially. Factors that could cause such a difference include:

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

     o legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits, and other claims; and

     o the Company's substantial indebtedness and its impact on the Company's cash flow, business operations and ability to obtain additional financing.

     A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as initially filed with the Securities and Exchange Commission on May 12, 2003. Some of these Cautionary Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                              March 31,    December 31,
                                                                                                2003           2002
                                                                                             -----------   ------------
                                                                                             (Restated -   (Restated -
                                                                                             See Note 2)   See Note 2)
                                                                                             (Unaudited)
                                   ASSETS
Current assets
   Cash and cash equivalents .............................................................     $  125         $  125
   Trade receivables, net ................................................................        225            210
   Inventories ...........................................................................        393            406
   Other current assets ..................................................................         82             78
                                                                                               ------         ------
      Total current assets ...............................................................        825            819
Property, plant and equipment, net .......................................................        852            862
Investment in Equistar ...................................................................        520            563
Other assets .............................................................................         46             46
Goodwill .................................................................................        106            106
                                                                                               ------         ------
      Total assets .......................................................................     $2,349         $2,396
                                                                                               ======         ======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable .........................................................................     $    3         $    4
   Other short-term borrowings ...........................................................         13             14
   Current maturities of long-term debt ..................................................          8             12
   Trade accounts payable ................................................................        240            274
   Income taxes payable ..................................................................         44             44
   Accrued expenses and other liabilities ................................................        132            127
                                                                                               ------         ------
      Total current liabilities ..........................................................        440            475
Long-term debt ...........................................................................      1,246          1,212
Deferred income taxes ....................................................................        313            337
Other liabilities ........................................................................        388            388
                                                                                               ------         ------
      Total liabilities ..................................................................      2,387          2,412
Commitments and contingencies (Note 10)
Minority interest ........................................................................         23             19
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued
      and outstanding) ...................................................................         --             --
   Common stock (par value $.01 per share, authorized 225,000,000 shares; issued
      77,896,586 shares at March 31, 2003 and December 31, 2002) .........................          1              1
   Paid in capital .......................................................................      1,296          1,297
   Accumulated deficit ...................................................................       (812)          (776)
   Cumulative other comprehensive loss ...................................................       (289)          (299)
   Treasury stock, at cost (14,456,833 and 14,766,279 shares at March 31, 2003 and
      December 31, 2002, respectively) ...................................................       (270)          (275)
   Deferred compensation .................................................................         13             17
                                                                                               ------         ------
      Total shareholders' deficit ........................................................        (61)           (35)
                                                                                               ------         ------
         Total liabilities and shareholders' deficit .....................................     $2,349         $2,396
                                                                                               ======         ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              -------------------------
                                                                                  2003          2002
                                                                              -----------   -----------
                                                                              (Restated -   (Restated
                                                                              See Note 2)   See Note 2)
Net sales .................................................................     $  415        $  351
Operating costs and expenses
   Cost of products sold ..................................................        331           293
   Depreciation and amortization ..........................................         27            25
   Selling, development and administrative expense ........................         30            26
                                                                                ------        ------
      Operating income ....................................................         27             7
Interest expense ..........................................................        (23)          (22)
Interest income ...........................................................          1             1
Loss on Equistar investment ...............................................        (43)          (37)
Other expense, net ........................................................         --            (1)
                                                                                ------        ------
Loss before income taxes, minority interest and cumulative effect
   of accounting change ...................................................        (38)          (52)
Benefit from income taxes .................................................         15            20
                                                                                ------        ------
Loss before minority interest and cumulative effect of accounting change...        (23)          (32)
Minority interest .........................................................         (3)           (1)
                                                                                ------        ------
Loss before cumulative effect of accounting change ........................        (26)          (33)
Cumulative effect of accounting change ....................................         (1)         (305)
                                                                                ------        ------
Net loss ..................................................................     $  (27)       $ (338)
                                                                                ======        ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change ..........................     $(0.41)       $(0.52)
   From cumulative effect of accounting change ............................      (0.02)        (4.80)
                                                                                ------        ------
   After cumulative effect of accounting change ...........................     $(0.43)       $(5.32)
                                                                                ======        ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2003          2002
                                                                                    -----------   -----------
                                                                                     (Restated    (Restated -
                                                                                    See Note 2)   See Note 2)
Cash flows from operating activities:
   Net loss......................................................................      $(27)        $(338)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Cumulative effect of accounting change.....................................         1           305
      Depreciation and amortization..............................................        27            25
      Deferred income tax benefit ...............................................       (21)          (24)
      Loss on Equistar investment................................................        43            37
      Minority interest..........................................................         3             1
      Other, net.................................................................        (2)           --
      Changes in assets and liabilities:
         (Increase) decrease in trade receivables................................       (13)            5
         Decrease in inventories.................................................        18            42
         Decrease (increase) in other current assets.............................         1           (16)
         Increase in other assets................................................        --            (2)
         Decrease in trade accounts payable......................................       (36)          (58)
         Increase (decrease) in accrued expenses and other liabilities and income
            taxes payable........................................................         4            (1)
         Decrease in other liabilities...........................................       (12)           (9)
                                                                                       ----         -----
      Cash used in operating activities..........................................       (14)          (33)
                                                                                       ----         -----
Cash flows from investing activities:
   Capital expenditures..........................................................        (8)          (13)
                                                                                       ----         -----
      Cash used in investing activities..........................................        (8)          (13)
                                                                                       ----         -----
Cash flows from financing activities:
   Dividends to shareholders.....................................................        (9)           (9)
   Proceeds from long-term debt..................................................        96            97
   Repayment of long-term debt...................................................       (66)          (87)
   (Decrease) increase in notes payable..........................................        (1)            1
                                                                                       ----         -----
      Cash provided by financing activities......................................        20             2
                                                                                       ----         -----
Effect of exchange rate changes on cash..........................................         2             1
                                                                                       ----         -----
Decrease in cash and cash equivalents............................................        --           (43)
Cash and cash equivalents at beginning of year...................................       125           114
                                                                                       ----         -----
Cash and cash equivalents at end of period.......................................      $125         $  71
                                                                                       ====         =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except share data)

Note 1 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary and the La Porte Methanol Company. All significant intercompany accounts and transactions have been eliminated. The Company's 29.5% investment in Equistar, a joint venture between the Company and Lyondell Chemical Company ("Lyondell"), is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation, principally $2 of selling, development and administrative ("S,D&A") costs allocated to the Company's investment in Equistar and previously reported in Loss on Equistar investment for each of the three months ended March 31, 2003 and 2002 have been reclassified to Selling, development and administrative expense in the Company's Consolidated Statements of Operations.

Note 2 - Restatement of Financial Statements

     The Company restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003, to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations and its accounting for a multi-year precious metals agreement. The Company's independent auditors, PricewaterhouseCoopers LLP ("PwC"), concur with the Company's decision to restate its financial statements.

     Deferred tax assets and liabilities and deferred tax expense for the years 1998 through 2002 and for the first quarter of 2003 were restated to appropriately account for the Company's book and tax basis differences associated with its investment in Equistar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The accounting for deferred taxes associated with Equistar was previously based on the difference between book and tax basis of a subsidiary that holds the partnership investment. Deferred tax is now based on the difference between book and tax basis of the actual partnership interest held by the subsidiary. The effect of the adjustments to deferred tax assets and liabilities was to increase net deferred tax liabilities by $425, increase Accumulated deficit by $440 and decrease Cumulative other comprehensive loss by $15 at December 31, 2002. The effect of the adjustments to Benefit from income taxes for the three months ended March 31, 2003 was an increase of $24, and for the three months ended March 31, 2002 was less than $1. In addition, during the course of its review of its deferred taxes, the Company concluded that its realization of a deferred tax asset of $10 related to its French subsidiaries was unlikely. The elimination of this deferred tax asset as of December 31, 2002 resulted in an increase of $10 in net deferred tax liabilities and Accumulated deficit.

     The Company's accrued pension benefit costs, included in Other liabilities, and its net periodic pension benefit cost were restated for 2002 and for the first quarter of 2003. The restatement corrected errors in the calculation of the Company's pension liability. The Company's principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated pension benefit obligation at December 31, 2002 for the Company's largest domestic pension plan. The effect of these corrections was to increase accrued pension benefit cost by $53, decrease net deferred tax liabilities by $19, increase Accumulated deficit by $1 and increase Cumulative other comprehensive loss by $33 at December 31, 2002. The changes to net periodic pension benefit cost due to this restatement for the three months ended March 31, 2003 and 2002 were each less than $1.

     The Company also restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 due to a change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 7. The Company previously accounted for this agreement as an operating lease but is now accounting for this agreement as a secured financing. As a result, Other assets were increased by $4, Current liabilities were increased by $13, net deferred tax

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

liabilities were decreased by $4, and Accumulated deficit was increased by $5 at December 31, 2002. This restatement changed Operating income for the three months ended March 31, 2003 by less than $1 and decreased Operating income for the three months ended March 31, 2002 by $1. Net loss changed by less than $1 for the three months ended March 31, 2003, and increased by $1 for the three months ended March 31, 2002 as a result of this restatement.

     A summary of the aggregate effect of these restatements and the reclassification described in Note 1 on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations for the periods presented herein is shown below.

                                                                    March 31, 2003            December 31, 2002
                                                              -------------------------   -------------------------
                                                              As Reported   As Restated   As Reported   As Restated
                                                              -----------   -----------   -----------   -----------
Changes to Consolidated Balance Sheets:
   Deferred income taxes - asset ..........................      $   75        $   --        $   75        $   --
   Other assets ...........................................          42            46            42            46
   Total assets ...........................................       2,420         2,349         2,467         2,396
   Other short-term borrowings ............................          --            13            --            14
   Accrued expenses and other liabilities .................         132           132           128           127
   Total current liabilities ..............................         427           440           462           475
   Deferred income taxes - liability ......................          --           313            --           337
   Other liabilities ......................................         335           388           335           388
   Total liabilities ......................................       2,008         2,387         2,009         2,412
   Accumulated deficit ....................................        (380)         (812)         (320)         (776)
   Cumulative other comprehensive loss ....................        (271)         (289)         (281)         (299)
   Total shareholders' equity (deficit) ...................         389           (61)          439           (35)
   Total liabilities and shareholders' equity (deficit) ...       2,420         2,349         2,467         2,396

                                                                Three Months Ended           Three Months Ended
                                                                  March 31, 2003               March 31, 2002
                                                             -------------------------   -------------------------
                                                             As Reported   As Restated   As Reported   As Restated
                                                             -----------   -----------   -----------   -----------
Changes to Consolidated Statements of Operations:
   Cost of products sold .................................     $  330        $  331        $  293        $  293
   Selling, development and administrative expense .......         29            30            23            26
   Operating income ......................................         29            27            10             7
   Loss on Equistar investment ...........................        (45)          (43)          (39)          (37)
   Loss before income taxes, minority interest and
      cumulative effect of accounting change .............        (38)          (38)          (51)          (52)
   (Provision for) benefit from income taxes .............         (9)           15            20            20
   Loss before minority interest and cumulative effect of
      accounting change ..................................        (47)          (23)          (31)          (32)
   Loss before cumulative effect of accounting change ....        (50)          (26)          (32)          (33)
   Net loss ..............................................        (51)          (27)         (337)         (338)
   Basic and diluted loss per share:
      Before cumulative effect of accounting change ......      (0.78)        (0.41)        (0.50)        (0.52)
      After cumulative effect of accounting change .......      (0.80)        (0.43)        (5.30)        (5.32)

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 3 - Earnings per Share and Stock-Based Compensation

     The weighted-average number of equivalent shares of common stock outstanding used in computing earnings per share is as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
Weighted-average common stock outstanding - basic and diluted ...   63,852,822   63,476,591
                                                                    ==========   ==========

     The calculation of diluted earnings per share for the three months ended March 31, 2003 does not include 53,957 restricted shares issued under a Company incentive plan, and 219,140 shares held by certain of the Company's employee benefit plan trusts. The calculation of diluted earnings per share for the three months ended March 31, 2002 does not include 91,740 options to purchase common stock, 78,944 restricted shares issued under a Company incentive plan, and 220,995 shares held by certain of the Company's employee benefit plan trusts. The effect of including these options and shares would be antidilutive.

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

Note 4 - Recent Accounting Developments

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. The Company reported an after-tax transition charge of $1 as the cumulative effect of this accounting change. The impact of adoption was insignificant to the Company's reported assets and liabilities. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is not expected to be significant. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was not significant for the three months ended March 31, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the aggregate asset retirement obligation at March 31, 2003, January 1, 2003, March 31, 2002, and January 1, 2002, as if SFAS No. 143 had been applied during all periods affected is $12, $12, $11, and $11, respectively.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Company's estimate of fair value for this business considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital.

Note 5 - European Receivables Securitization Program

     Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable up to five years) with maximum availability of 70 million euro, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $65 and $61 outstanding at March 31, 2003 and December 31, 2002, respectively, are removed from the Company's Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $10 and $9 at March 31, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at March 31, 2003 was 1 million euro. For the three months ended March 31, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $95 and $43, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 for the three months ended March 31, 2003 and was not significant for the three months ended March 31, 2002. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant.

Note 6 - Inventories

     Inventories are stated at the lower of cost or market value.

                                                        March 31,   December 31,
                                                           2003         2002
                                                        ---------   ------------
Finished products....................................      $229         $210
In-process products..................................        29           30
Raw materials........................................        77          106
Maintenance parts and supplies.......................        58           60
                                                           ----         ----
                                                           $393         $406
                                                           ====         ====

Note 7 - Long-Term Debt and Credit Arrangements

     In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America Inc. ("Millennium America"), a wholly owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"). The gross proceeds of the offering were used to repay all outstanding borrowings at that time under the Company's revolving loan portion (the "Revolving Loans") of its five-year credit agreement (the "Credit Agreement") and to repay $65 outstanding under the term loan portion (the "Term Loans") of the Credit Agreement. The Company and Millennium America guarantee the obligations under the Credit Agreement.

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

     On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the completion of an offering by Millennium America of $100 additional principal amount at maturity of the 9.25% Senior Notes. The proceeds of the offering were used to repay all of the $85 of borrowings outstanding under the

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Company's Revolving Loans and for general corporate purposes. At April 30, 2003, the Company had $13 outstanding (no outstanding borrowings and outstanding letters of credit of $13) under the Revolving Loans and, accordingly, had $162 of unused availability under such facility, and had $48 outstanding under the Term Loans. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $11 at April 30, 2003.

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

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and
(iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2003, any reduction in CNTA below approximately $1,600 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and
(iii) 50% of any cash distributions received from Equistar. As of May 12, 2003, the date of filing of the original Quarterly Report on Form 10-Q, and after taking into consideration the restatements and reclassification in this Form 10-Q/A, the amount of the restricted payments basket is $12 and includes results through March 31, 2003. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15,
2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

     At March 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

     The Company is currently rated BB+ by S&P and Ba1 by Moody's, which are both non-investment grade ratings. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. As a result of the non-investment grade rating by both S&P and Moody's, the Company was required to provide in April of 2003 a $2.5 letter of credit in accordance with a real estate lease, which resulted in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions.

     The Company uses gold as a component in a catalyst in the Company's La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. As a result of a change in accounting for this agreement, the Company's financial statements were restated as more fully described in Note 2. In April 2003, the Company renewed this agreement for a one-year term. The renewed agreement requires the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provides that if the Company is downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. The value of the gold and the Company's obligation under this agreement was $13 and $14 at March 31, 2003 and December 31, 2002, respectively. The Company's obligation under this agreement is included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense,

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

was a gain of $1 for the three months ended March 31, 2003, and a loss of $1 for the three months ended March 31, 2002. In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold.

Note 8 - Derivative Instruments and Hedging Activities

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

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

Note 9 - Comprehensive Loss

     The following table sets forth the components of other comprehensive income
(loss) and total comprehensive loss:

                                                                  Three Months Ended
                                                                      March 31,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------   -----------
                                                               (Restated -   (Restated -
                                                               See Note 2)   See Note 2)
Net loss....................................................      $(27)         $(338)
Other comprehensive income (loss)
   Net (losses) gains on derivative financial instruments...        (3)             5
   Minimum pension liability adjustment.....................        --              1
   Currency translation adjustment..........................        13             (1)
                                                                  ----          -----
Total comprehensive loss....................................      $(17)         $(333)
                                                                  ====          =====

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

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

     From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. On April 14, 2003, a subsidiary of the Company received Proposed Director's Final Findings and Orders from the Ohio Environmental Protection Agency (the "Ohio EPA"), for alleged violations of Ohio environmental regulations. The Ohio EPA proposed a penalty in the amount of one hundred seventy-five thousand dollars. The Company disputes the findings of the Ohio EPA. The Company and the Ohio EPA are currently negotiating a resolution of this matter. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $67 and $90 and has accrued $73 as of March 31, 2003. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spin-off) from Hanson plc ("Hanson"), a company incorporated in the United Kingdom, on October 1, 1996 to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

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

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
                                                       (Restated -   (Restated -
                                                       See Note 2)   See Note 2)
Net sales
   Titanium Dioxide and Related Products ...........       $288          $262
   Acetyls .........................................        102            65
   Specialty Chemicals .............................         25            24
                                                           ----          ----
      Total ........................................       $415          $351
                                                           ====          ====

Operating income (loss)
   Titanium Dioxide and Related Products ...........       $ 21          $ 10
   Acetyls .........................................          7            (8)
   Specialty Chemicals .............................          2             4
   Other ...........................................         (3)            1
                                                           ----          ----
      Total ........................................       $ 27          $  7
                                                           ====          ====

Depreciation and amortization
   Titanium Dioxide and Related Products ...........       $ 22          $ 20
   Acetyls .........................................          3             3
   Specialty Chemicals .............................          2             2
                                                           ----          ----
      Total ........................................       $ 27          $ 25
                                                           ====          ====

Capital expenditures
   Titanium Dioxide and Related Products ...........       $  7          $ 12
   Acetyls .........................................         --            --
   Specialty Chemicals .............................          1             1
   Other ...........................................         --            --
                                                           ----          ----
      Total ........................................       $  8          $ 13
                                                           ====          ====

                                                       March 31,   December 31,
                                                         2003          2002
                                                       ---------   ------------
Goodwill
   Titanium Dioxide and Related Products ...........      $ 58         $ 58
   Acetyls .........................................        48           48
                                                          ----         ----
      Total ........................................      $106         $106
                                                          ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 12 - Information on Equistar

     The following is summarized financial information for Equistar:

                                                       March 31,   December 31,
                                                          2003         2002
                                                       ---------   ------------
Current assets .....................................     $1,180       $1,126
Noncurrent assets ..................................      3,863        3,926
                                                         ------       ------
   Total assets ....................................     $5,043       $5,052
                                                         ======       ======

Current liabilities ................................     $  984       $  714
Noncurrent liabilities .............................      2,284        2,417
Partners' capital ..................................      1,775        1,921
                                                         ------       ------
   Total liabilities and partners' capital .........     $5,043       $5,052
                                                         ======       ======

                                                        Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         2003      2002
                                                        ------   -------
Net sales ..........................................    $1,641   $ 1,136
Operating loss .....................................       (96)      (75)
Loss before cumulative effect of accounting
   change ..........................................      (146)     (126)
Cumulative effect of accounting change .............        --    (1,053)
Net loss ...........................................      (146)   (1,179)

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

     In April 2003, Equistar completed a private placement of $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, are being used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of outstanding term loans under Equistar's credit facility and prepayment premiums of approximately $17.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information

     Millennium America, a wholly owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2003 and December 31, 2002, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three month periods ended March 31, 2003 and 2002, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders' deficit of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 13 - Supplemental Financial Information - Continued

                                                                                                                 Millennium
                                                     Millennium     Millennium                                 Chemicals Inc.
                                                    America Inc.  Chemicals Inc.  Non-Guarantor                     and
                                                      (Issuer)      (Guarantor)   Subsidiaries   Eliminations   Subsidiaries
                                                    ------------  --------------  -------------  ------------  --------------
March 31, 2003 (Restated - See Note 2)
--------------------------------------
                     ASSETS

Inventories ......................................     $   --          $ --           $  393        $    --        $  393
Other current assets .............................          6            --              426             --           432
Property, plant and equipment, net ...............         --            --              852             --           852
Investment in Equistar ...........................         --            --              520             --           520
Investment in subsidiaries .......................        287            78               --           (365)           --
Other assets .....................................         15            --               31             --            46
Goodwill .........................................         --            --              106             --           106
Due from parent and affiliates, net ..............        701            --               --           (701)           --
                                                       ------          ----           ------        -------        ------
   Total assets ..................................     $1,009          $ 78           $2,328        $(1,066)       $2,349
                                                       ======          ====           ======        =======        ======

  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current maturities of long-term debt .............     $    3          $ --           $    5        $    --        $    8
Other current liabilities ........................         31            --              401             --           432
Long-term debt ...................................      1,230            --               16             --         1,246
Deferred income taxes ............................         --            --              313             --           313
Other liabilities ................................         --            --              388             --           388
Due to parent and affiliates, net ................         --           139              562           (701)           --
                                                       ------          ----           ------        -------        ------
   Total liabilities .............................      1,264           139            1,685           (701)        2,387
Minority interest ................................         --            --               23             --            23
Shareholders' (deficit) equity ...................       (255)          (61)             620           (365)          (61)
                                                       ------          ----           ------        -------        ------
   Total liabilities and shareholders' (deficit)
      equity .....................................     $1,009          $ 78           $2,328        $(1,066)       $2,349
                                                       ======          ====           ======        =======        ======
December 31, 2002 (Restated - See Note 2)
-----------------------------------------
                     ASSETS

Inventories ......................................     $   --          $ --           $  406        $    --        $  406
Other current assets .............................         10            --              403             --           413
Property, plant and equipment, net ...............         --            --              862             --           862
Investment in Equistar ...........................         --            --              563             --           563
Investment in subsidiaries .......................        349            95               --           (444)           --
Other assets .....................................         15            --               31             --            46
Goodwill .........................................         --            --              106             --           106
Due from parent and affiliates, net ..............        638            --               --           (638)           --
                                                       ------          ----           ------        -------        ------
   Total assets ..................................     $1,012          $ 95           $2,371        $(1,082)       $2,396
                                                       ======          ====           ======        =======        ======

   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current maturities of long-term debt .............     $    3          $ --           $    9        $    --        $   12
Other current liabilities ........................          8            --              455             --           463
Long-term debt ...................................      1,196            --               16             --         1,212
Deferred income taxes ............................         --            --              337             --           337
Other liabilities ................................         --            --              388             --           388
Due to parent and affiliates, net ................         --           130              508           (638)           --
                                                       ------          ----           ------        -------        ------
   Total liabilities .............................      1,207           130            1,713           (638)        2,412
Minority interest ................................         --            --               19             --            19
Shareholders' (deficit) equity ...................       (195)          (35)             639           (444)          (35)
                                                       ------          ----           ------        -------        ------
   Total liabilities and shareholders' (deficit)
      equity .....................................     $1,012          $ 95           $2,371        $(1,082)       $2,396
                                                       ======          ====           ======        =======        ======

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                 (Dollars in millions, except per share data)

Note 13 - Supplemental Financial Information - Continued

                                                                                                                   Millennium
                                                    Millennium      Millennium                                     Chemicals
                                                   America Inc.   Chemicals Inc.   Non-Guarantor                    Inc. and
                                                     (Issuer)       (Guarantor)     Subsidiaries   Eliminations   Subsidiaries
                                                   ------------   --------------   -------------   ------------   ------------
Three Months Ended March 31, 2003
(Restated - See Note 2)
-----------------------
Net sales.........................................     $  --          $  --            $ 415          $ --           $ 415
Cost of products sold.............................        --             --              331            --             331
Depreciation and amortization.....................        --             --               27            --              27
Selling, development and administrative expense...        --             --               30            --              30
                                                       -----          -----            -----          ----           -----
   Operating income...............................        --             --               27            --              27
Interest expense, net.............................       (22)            --               --            --             (22)
Intercompany interest income (expense), net.......        24             (1)             (23)           --              --
Loss on Equistar investment.......................        --             --              (43)           --             (43)
Equity in loss of subsidiaries....................       (40)           (26)               -            66              --
Other expense, net................................        --             --               (3)           --              (3)
Income taxes......................................        (1)            --               16            --              15
Cumulative effect of accounting change............        --             --               (1)           --              (1)
                                                       -----          -----            -----          ----           -----
   Net loss.......................................     $ (39)         $ (27)           $ (27)         $ 66           $ (27)
                                                       =====          =====            =====          ====           =====

Three Months Ended March 31, 2002
(Restated - See Note 2)
-----------------------
Net sales.........................................     $  --          $  --            $ 351          $ --           $ 351
Cost of products sold.............................        --             --              293            --             293
Depreciation and amortization.....................        --             --               25            --              25
Selling, development and administrative expense...        --             --               26            --              26
                                                       -----          -----            -----          ----           -----
   Operating income...............................        --             --                7            --               7
Interest (expense) income, net....................       (22)            --                1            --             (21)
Intercompany interest income (expense), net.......        27             (1)             (26)           --              --
Loss on Equistar investment.......................        --             --              (37)           --             (37)
Equity in loss of subsidiaries....................      (347)          (337)              --           684              --
Other expense, net................................        --             --               (2)           --              (2)
Income taxes......................................        (2)            --               22            --              20
Cumulative effect of accounting change............        --             --             (305)           --            (305)
                                                       -----          -----            -----          ----           -----
   Net loss.......................................     $(344)         $(338)           $(340)         $684           $(338)
                                                       =====          =====            =====          ====           =====

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                 (Dollars in millions, except per share data)

Note 13 - Supplemental Financial Information - Continued

                                                                                                                  Millennium
                                                    Millennium      Millennium                                     Chemicals
                                                   America Inc.   Chemicals Inc.   Non-Guarantor                   Inc. and
                                                     (Issuer)       (Guarantor)     Subsidiaries   Eliminations   Subsidiaries
                                                   ------------   --------------   -------------   ------------   ------------
Three Months Ended
March 31, 2003
--------------
Cash flows from operating activities .............     $ 25            $(1)            $(38)           $--           $(14)
                                                       ----            ---             ----            ---           ----
Cash flows from investing activities
   Capital expenditures ..........................       --             --               (8)            --             (8)
                                                       ----            ---             ----            ---           ----
      Cash used in investing activities ..........       --             --               (8)            --             (8)
                                                       ----            ---             ----            ---           ----
Cash flows from financing activities
   Dividends to shareholders .....................       --             (9)              --             --             (9)
   Proceeds from long-term debt ..................       95             --                1             --             96
   Repayment of long-term debt ...................      (61)            --               (5)            --            (66)
   Intercompany ..................................      (64)            10               54             --             --
   Decrease in notes payable .....................       --             --               (1)            --             (1)
                                                       ----            ---             ----            ---           ----
      Cash (used in) provided by financing
         activities ..............................      (30)             1               49             --             20
                                                       ----            ---             ----            ---           ----
Effect of exchange rate changes on cash ..........       --             --                2             --              2
                                                       ----            ---             ----            ---           ----
(Decrease) increase in cash and cash
   equivalents ...................................       (5)            --                5             --             --
Cash and cash equivalents at beginning of
   year ..........................................        6             --              119             --            125
                                                       ----            ---             ----            ---           ----
Cash and cash equivalents at end of period .......     $  1            $--             $124            $--           $125
                                                       ====            ===             ====            ===           ====
Three Months Ended
March 31, 2002
--------------
Cash flows from operating activities .............     $ 18            $(2)            $(49)           $--           $(33)
                                                       ----            ---             ----            ---           ----
Cash flows from investing activities
   Capital expenditures ..........................       --             --              (13)            --            (13)
                                                       ----            ---             ----            ---           ----
      Cash used in investing activities ..........       --             --              (13)            --            (13)
                                                       ----            ---             ----            ---           ----
Cash flows from financing activities
   Dividends to shareholders .....................       --             (9)              --             --             (9)
   Proceeds from long-term debt ..................       95             --                2             --             97
   Repayment of long-term debt ...................      (85)            --               (2)            --            (87)
   Intercompany ..................................      (31)            11               20             --             --
   Increase in notes payable .....................       --             --                1             --              1
                                                       ----            ---             ----            ---           ----
      Cash (used in) provided by financing
         activities ..............................      (21)             2               21             --              2
                                                       ----            ---             ----            ---           ----
Effect of exchange rate changes on cash ..........       --             --                1             --              1
                                                       ----            ---             ----            ---           ----
Decrease in cash and cash equivalents ............       (3)            --              (40)            --            (43)
Cash and cash equivalents at beginning of
   year ..........................................        5             --              109             --            114
                                                       ----            ---             ----            ---           ----
Cash and cash equivalents at end of period .......     $  2            $--             $ 69            $--           $ 71
                                                       ====            ===             ====            ===           ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

     The Company restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003, to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations and its accounting for a multi-year precious metals agreement. The Company's independent auditors, PwC, concur with the Company's decision to restate its financial statements.

     Deferred tax assets and liabilities and deferred tax expense for the years 1998 through 2002 and for the first quarter of 2003 were restated to appropriately account for the Company's book and tax basis differences associated with its investment in Equistar in accordance with SFAS No. 109. The accounting for deferred taxes associated with Equistar was previously based on the difference between book and tax basis of a subsidiary that holds the partnership investment. Deferred tax is now based on the difference between book and tax basis of the actual partnership interest held by the subsidiary. The effect of the adjustments to deferred tax assets and liabilities was to increase net deferred tax liabilities by $425 million, increase Accumulated deficit by $440 million and decrease Cumulative other comprehensive loss by $15 million at December 31, 2002. The effect of the adjustments to Benefit from income taxes for the three months ended March 31, 2003 was an increase of $24 million, and for the three months ended March 31, 2002 was less than $1 million. In addition, during the course of its review of its deferred taxes, the Company concluded that its realization of a deferred tax asset of $10 million related to its French subsidiaries was unlikely. The elimination of this deferred tax asset as of December 31, 2002 resulted in an increase of $10 million in net deferred tax liabilities and Accumulated deficit.

     The Company's accrued pension benefit costs, included in Other liabilities, and its net periodic pension benefit cost were restated for 2002 and for the first quarter of 2003. The restatement corrected errors in the calculation of the Company's pension liability. The Company's principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated pension benefit obligation at December 31, 2002 for the Company's largest domestic pension plan. The effect of these corrections was to increase accrued pension benefit cost by $53 million, decrease net deferred tax liabilities by $19 million, increase Accumulated deficit by $1 million and increase Cumulative other comprehensive loss by $33 million at December 31, 2002. The changes to net periodic pension benefit cost due to this restatement for the three months ended March 31, 2003 and 2002 were each less than $1 million.

     The Company also restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 due to a change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 7 to the Consolidated Financial Statements included in this Quarterly Report. The Company previously accounted for this agreement as an operating lease but is now accounting for this agreement as a secured financing. As a result, Other assets were increased by $4 million, Current liabilities were increased by $13 million, net deferred tax liabilities were decreased by $4 million, and Accumulated deficit was increased by $5 million at December 31, 2002. This restatement changed Operating income by less than $1 million for the three months ended March 31, 2003 and decreased Operating income for the three months ended March 31, 2002 by $1 million.

     In addition, $2 million of S,D&A costs allocated to the Company's investment in Equistar and previously reported in Loss on Equistar investment for each of the three months ended March 31, 2003 and 2002 have been reclassified to Selling, development and administrative expense in the Company's Consolidated Statements of Operations.

     The Company has filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2002 to reflect the above-described corrections.

                                  Introduction

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the Consolidated Financial Statements included in this Quarterly Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2002, as amended. The Company has restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 as described in "Restatement of Financial Statements" above and in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

     In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in the "Disclosure Concerning Forward-Looking Statements" on Pages 2 and 3 of this Quarterly Report.

                       Results of Consolidated Operations

                                                                Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                               2003          2002
                                                            -----------   -----------
                                                            (Restated)*   (Restated)*
                                                          (Millions, except share data)
Net sales..............................................       $  415        $  351
Operating income.......................................           27             7
Loss on Equistar investment............................          (43)          (37)
Loss before cumulative effect of accounting change.....          (26)          (33)
Net loss...............................................          (27)         (338)
Basic and diluted loss per share:
   Before cumulative effect of accounting change.......        (0.41)        (0.52)
   After cumulative effect of accounting change........        (0.43)        (5.32)

* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     The Company's first quarter loss before the cumulative effect of accounting changes was $26 million or $0.41 per share for 2003 and $33 million or $0.52 per share for 2002. The cumulative effect of the accounting change for SFAS No. 143, reported in the first quarter of 2003 due to required changes in the method for recognition of asset retirement obligations, was $1 million or $0.02 per share. The cumulative effect of the accounting change for SFAS No. 142, reported in the first quarter of 2002 due to the write-off of certain of the Company's and Equistar's goodwill, was $305 million or $4.80 per share.

     First quarter 2003 operating income of $27 million increased by $20 million from the first quarter of 2002, as operating income increased by $11 million in the Titanium Dioxide and Related Products business segment and by $15 million in the Acetyls business segment, but was down by $2 million in the Specialty Chemicals business segment and down by $4 million in Other operating income and expense not identified with the three separate business segments.

     Net sales of $415 million for the first quarter of 2003 increased by $64 million or 18% compared to the same period of 2002 primarily due to higher sales prices in the Titanium Dioxide and Related Products business segment and higher sales prices and sales volume in the Acetyls business segment. TiO[u]2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 through the end of the first quarter of 2003 as certain of the Company's worldwide price increases for TiO[u]2 and for Acetyls' principal products announced during 2002 and the first quarter of 2003 were gradually realized. Foreign currency strength against the US dollar, except for the Brazilian real, also contributed to this price improvement. Specialty Chemicals revenue increased by $1 million or 4% over the prior year quarter.

     Manufacturing costs were generally higher for most of the Company's products in the first quarter of 2003 as compared with the same period of 2002 primarily due to higher utility and feedstock costs, particularly natural gas and ethylene, the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and maintenance and environmental costs, partially offset by higher fixed cost absorption due to higher plant operating rates. In the Acetyls business segment, 2002 costs were increased by $7 million due to unfavorable fixed-price natural gas purchase contracts, which expired at the end of the first quarter of 2002.

     First quarter 2003 S,D&A costs of $30 million increased by $4 million or 15% from the prior year quarter, primarily due to increased employee-related costs, lower foreign currency transaction gains and a full quarter of costs related to the Company's European receivables securitization program in the three months ended March 31, 2003 compared to the same period last year.

     The Company reported a pre-tax loss on its investment in Equistar of $43 million for the first quarter of 2003, an increase of $6 million compared to a pre-tax loss of $37 million for the same quarter last year. The pre-tax loss for the first quarter of 2003 includes $4 million representing the Company's share of Equistar's loss on the sale of assets (see Note 12 to the Consolidated Financial Statements included in this Quarterly Report). Product margins for Equistar's Petrochemicals and Polymers segments were lower in the first quarter of 2003 compared to the same quarter last year as a result of rapid increases in raw material and energy costs. Equistar implemented significant price increases in the first quarter of 2003 for substantially all of its petrochemicals and polymers products; however, the timing of implementation of these price increases was such that Equistar experienced decreases in average product margins in the first quarter of 2003 compared to the first quarter of 2002.

Outlook for 2003

     The Company announced additional price increases for TiO[u]2 during the first quarter of 2003; however, contracts with most of the Company's large-volume TiO[u]2 customers include periods of price protection. Therefore, the benefits of TiO[u]2 price increases, if implementation is successful, may not be fully realized by the Company for several months after the effective date of the price increases. The success of price increases is dependent on continuing economic recovery and accompanying strong customer demand. Earnings in the TiO[u]2 business segment are expected to improve in the second quarter of over the first quarter as sales volume should increase seasonally due to the North American and European coatings season. Manufacturing costs per metric ton are also expected to improve with higher operating rates and global TiO[u]2 price increases should continue to be gradually realized.

     Acetyls profitability in the second quarter of 2003 is expected to be lower than in the first quarter as anticipated lower natural gas feedstock costs are expected to be offset by the adverse effects of an extended acetic acid plant shutdown.

     Specialty Chemicals earnings in the second quarter of 2003 are expected to be comparable to the first quarter of 2003 as new product sales growth continues. Crude sulfate turpentine ("CST") costs are expected to slightly increase in the second quarter.

     While Equistar's raw material and energy costs peaked in late February and early March 2003, they have since moderated. Sales price increases in Equistar's core ethylene chain and co-products, coupled with the moderation of raw material and energy costs, have improved ethylene production economics, particularly for production using crude oil-based raw materials. However, the combination of higher product prices and global economic and political uncertainty is negatively impacting demand and Equistar sales volume early in the second quarter of 2003. Global economic weakness, combined with uncertainty following the war in Iraq, make it difficult to provide a near-term outlook. Nevertheless, product margins have improved and Equistar believes that, barring further economic deterioration, undue pricing pressure or a resumption of raw material and energy cost increases, the industry is positioned to show a significant near-term improvement as demand recovers. More importantly, the longer-term fundamentals in its business lines are favorable, and Equistar's operations are expected to benefit when current global events and economic uncertainties are resolved.

     With the Company's continued focus on cost reduction, improved prices for its major products, and moderation of natural gas prices from the very high levels experienced in the first quarter of 2003, overall prospects for the Company's majority-owned businesses are expected to be favorable for 2003 compared to 2002; however, the current global economic uncertainties and volatile energy markets could significantly adversely affect these prospects as well as the prospects of Equistar.

Independent Review

     The Company recently commissioned a review by an outside independent third party of its business plan, strategic options and competitive position. The findings of this review, first, confirmed the attractiveness of the TiO[u]2 and acetyls businesses and their ability to offer an opportunity for above-average returns over the next several years. Second, they affirmed the importance of continuous improvement in our cost structure while delivering improved value to our customers. Accordingly, the Company currently intends to focus its resources primarily on efforts to increase its efficiency and improve its profitability. Third, the Company's interest in Equistar provides considerable potential for future cash generation and debt reduction; current industry expectations regarding improvements in the ethylene/polyethylene cycle correspond well with the Company's long-term debt maturity schedule. At the same time, the Company will continue to review its strategic options for Equistar.

     The Company currently is undertaking a fresh and independent review of its organizational structure to ensure alignment with the efficiency and profitability priorities mentioned above.

                                Segment Analysis

Titanium Dioxide and Related Products

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2003      2002
                                                                 ----      ----
                                                                   (Millions)
Net sales...................................................     $288      $262
Operating income............................................       21        10

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

     Sales revenue in the first quarter of 2003 of $288 million increased by $26 million or 10% compared to the prior year quarter due to higher average selling prices and foreign currency strength against the US dollar, except for the Brazilian real, partially offset by lower sales volume. The first quarter average TiO[u]2 selling price was 16% higher than the prior year quarter in US dollar terms and 10% higher in local currencies. US dollar TiO[u]2 prices in the first quarter of 2003 were higher than prices in the first quarter of 2002 in all major geographic regions and across all major markets, reflecting the realization of all or portions of the worldwide price increases for TiO[u]2 previously announced by the Company and most major producers during 2002 and the first quarter of 2003, as well as the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. This was partially offset by a 5% decrease in sales volume, as generally poorer weather compared to the prior year and uncertain economic conditions held back demand and delayed the traditional March start of the North American and European coatings seasons. TiO[u]2 sales volume was lower than the prior year in all major geographic regions globally except Central and South America.

     Operating income in the first quarter of 2003 was decreased by $20 million as a result of higher manufacturing and other cost of sales per metric ton in 2003 compared with the prior year quarter. TiO[u]2 manufacturing cost per metric ton in the first quarter of 2003 was 12% higher than the same quarter last year due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher costs for raw materials and utilities (including higher natural gas costs) and increased maintenance and environmental costs. These were partially offset by higher fixed cost absorption due to increased production volume. The overall operating rate of the Company's TiO[u]2 plants in the first quarter of 2003 was 88%, up from 81% in the same period last year.

     S,D&A expenses increased by $2 million or 7% compared to the prior year quarter, primarily due to increased employee-related costs, lower foreign currency transaction gains and a full quarter of costs related to the Company's European receivables securitization program in the three months ended March 31, 2003 compared to the same period last year.

Acetyls

                                                                   Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------   -----------
                                                               (Restated)*   (Restated)*
                                                                       (Millions)
Net sales...................................................       $102          $65
Operating income (loss).....................................          7           (8)

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Operating income in the Acetyls business segment of $7 million for the three months ended March 31, 2003 increased by $15 million from an operating loss of $8 million in the first quarter of 2002, primarily due to higher average selling prices ($27 million) and lower S,D&A expenses ($2 million), partially offset by increased production costs ($14 million).

     Net sales for the first quarter of 2003 of $102 million increased by $37 million or 57% from the prior year, primarily due to selling prices that were significantly above prior year levels. The aggregate US dollar price for vinyl acetate monomer ("VAM") and acetic acid increased by 34% from the first quarter of 2002 as worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls' principal products were realized. Aggregate first quarter of 2003 sales volume for VAM and acetic acid increased by 17% over the first quarter of 2002, driven primarily by increased demand for acetic acid.

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

     First quarter 2003 S,D&A expenses in the Acetyls business segment were $2 million lower than S,D&A expenses in the same period of 2002.

Specialty Chemicals

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2003      2002
                                                               -------   --------
                                                                   (Millions)
Net sales...................................................     $25        $24
Operating income............................................       2          4

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Operating income for the three months ended March 31, 2003 of $2 million was $2 million or 50% lower than the three months ended March 31, 2002. The decrease was primarily due to higher manufacturing and other cost of sales ($3 million), partially offset by higher sales volume ($1 million).

     Net sales for the three months ended March 31, 2003 increased by $1 million or 4% to $25 million compared to the three months ended March 31, 2002. The weighted-average selling price for Specialty Chemicals products decreased by 1% from the first quarter of 2002 due to the Company's implementation of a competitive pricing structure in 2003 to regain and maintain market share. Sales volume was up 7% from the first quarter of 2002 as volumes increased across all product lines, particularly those sold in the European market.

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

Other

                                                                   Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------   -----------
                                                               (Restated)*   (Restated)*
                                                                      (Millions)
Operating (loss) income.....................................       $(3)           $1

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

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

Equistar

                                                                   Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                   2003        2002(1)
                                                               -----------   -----------
                                                               (Restated)*   (Restated)*
                                                                      (Millions)
Loss, as reported by Equistar...............................      $(146)        $(126)
                                                                  =====         =====
Loss on Equistar investment, as reported by the Company.....        (43)          (37)
                                                                  =====         =====

----------
(1)  Before cumulative effect of accounting change.

* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     The Company reported a pre-tax loss on its investment in Equistar of $43 million for the first quarter of 2003, an increase of $6 million compared to a pre-tax loss of $37 million for the same quarter last year. The pre-tax loss for the first quarter of 2003 includes $4 million representing the Company's share of Equistar's loss on the sale of assets (see Note 12 to the Consolidated Financial Statements included in this Quarterly Report).

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

     Equistar's Petrochemicals segment reported an operating loss for the first quarter of 2003 of $32 million, an $8 million greater loss than the $24 million loss reported for the same quarter last year. Excluding approximately $33 million of additional costs incurred in the first quarter of 2002 as a result of certain above-market fixed price feedstock purchase contracts entered into in early 2001, which largely expired by the end of the first quarter of 2002, the operating loss increased by $41 million. The greater operating loss in the first quarter of 2003 is primarily due to lower product margins. Revenues of $1.5 billion in the first quarter of 2003 were 55% higher than revenues in the same period last year due to higher sales prices, partially offset by lower sales volume. However, dramatically higher raw material and energy costs in the first quarter of 2003 offset the higher average sales prices, resulting in lower product margins.

     Equistar's Polymers segment reported an operating loss of $35 million for the first quarter of 2003, a $14 million greater loss than the $21 million loss reported in the first quarter of 2002. The operating loss in the first quarter of 2003 includes the $12 million loss on the sale of assets. Lower margins as a result of increases in raw material costs, primarily ethylene and propylene, as well as higher energy costs and, to a lesser extent, lower sales volume contributed to the increase in net loss. Benchmark ethylene and propylene costs were 49% and 54% higher, respectively, in the first quarter of 2003 compared to the first quarter of 2002. In response to the higher raw material costs, price increases were implemented in the first quarter of 2003. However, the timing of implementation of these price increases was such that it did not fully offset the impact of the raw material and energy cost increases.

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

     Cash used in operating activities for the quarter ended March 31, 2003 was $14 million compared to $33 million used in the quarter ended March 31, 2002. The $19 million decrease in cash used in operating activities was primarily due to higher operating income before depreciation and amortization ($22 million) and favorable movements in other current assets compared to unfavorable movements in the prior year ($17 million), partially offset by movements in trade working capital (accounts receivable, inventory and accounts payable) that were unfavorable to a greater extent than the prior year ($20 million).

     Cash used in investing activities for capital expenditures in the quarter ended March 31, 2003 was $8 million compared to $13 million used for capital expenditures in the first quarter of 2002. The 38% decrease in capital spending from the first quarter of 2002 reflects the Company's continued focus on optimization of its asset base. Capital spending for 2003 is expected to be approximately $60 million.

     Cash provided by financing activities was $20 million in the first quarter of 2003 compared to $2 million provided in the first quarter of 2002. Financing activities in 2003 included $29 million of net debt proceeds, while 2002 included $11 million of net debt proceeds. Dividends paid to shareholders totaled $9 million in both years.

     On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of the 9.25% Senior Notes. The proceeds of the offering were used to repay all of the $85 million of borrowings outstanding under the Company's Revolving Loans and for general corporate purposes. At April 30, 2003, the Company had $13 million outstanding (no outstanding borrowings and outstanding letters of credit of $13 million) under the Revolving Loans and, accordingly, had $162 million of unused availability under such facility, and had $48 million outstanding under the Term Loans. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding letters of credit under other arrangements of $11 million at April 30, 2003. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $34 million at April 30, 2003.

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

     The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the offering of $100 million additional principal amount of the 9.25% Senior Notes and retirement of the Credit Agreement debt described in
Note 7 to the Consolidated Financial Statements included in this Quarterly Report. The latest amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.75 to 1.00 for the second quarter of 2003; 5.50 to 1.00 for the third quarter of 2003; 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to
1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than
2.25 to 1.00 for the second, third and fourth quarters of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments;
(vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures") that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2003, any reduction in CNTA below approximately $1.6 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.0 billion at March 31, 2003.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." The basket is reduced by the amount of each such restricted payment and is increased by: (i) 50% of the Company's Cumulative Net Income (as defined in such indenture) since July 1, 2001 (or is reduced by 100% of its Cumulative Net Income if such amount is negative); (ii) the net cash proceeds from the sale by the Company of its common stock to third parties; and
(iii) 50% of any cash distributions received from Equistar. As of May 12, 2003, the date of filing of the original Quarterly Report on Form 10-Q, and after taking into consideration the restatements and reclassification reflected in this Form 10-Q/A, the amount of the restricted payments basket is $12 million and includes results through March 31, 2003. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.00 to 1.00 (2.25 to 1.00 after June 15, 2003), there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply.

     At March 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, and 7.625% Senior Debentures.

     The Company is currently rated BB+ by S&P and Ba1 by Moody's, which are both non-investment grade ratings. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. As a result of the non-investment grade rating by both S&P and Moody's, the Company was required to provide in April of 2003 a $2.5 million letter of credit in accordance with a real estate lease, which resulted in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions.

     The Company uses gold as a component in a catalyst in the Company's La Porte, Texas facility. In April 1998, the Company entered into an agreement that provides the Company with the right to use gold owned by a third party for a five-year term. As a result of a change in accounting for this agreement, the Company's financial statements were restated as more fully described in Note 2 to the Consolidated Financial Statements included in this Quarterly Report. In April 2003, the Company renewed this agreement for a one-year term. The renewed agreement requires the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provides that if the Company is downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. The value of the gold and the Company's obligation under this agreement was $13 million and $14 million at March 31, 2003 and December 31, 2002, respectively. The Company's obligation under this agreement is included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a gain of $1 million for the three months ended March 31, 2003, and a loss of $1 million for the three months ended March 31, 2002. In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold.

     The Company's focus in 2003 is to sustain the benefits of cost reduction efforts achieved to date, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, will be sufficient to fund the Company's cash requirements in 2003.

                          Critical Accounting Policies

     The preparation of the Company's financial statements requires management to apply generally accepted accounting principles to the Company's specific circumstances and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     There have been no revisions to the critical accounting policies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Company's Form 10-K/A.

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

     Within 90 days prior to filing the initial Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In addition, in October and early November 2003, prior to filing this Amendment to the Quarterly Report on Form 10-Q, the Company carried out a further evaluation, also under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on both of these evaluations, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) In light of the restatements described in Note 2 to the Consolidated Financial Statements included in this Amendment to the Quarterly Report on Form 10-Q, the Company is considering whether any changes to enhance the Company's internal control processes and procedures are warranted. There have been no changes in the Company's internal controls over financial reporting that occurred since the date of the further evaluation described above that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

      4.1 Exchange and Registration Rights Agreement. *

     10.1 Third Amendment dated as of April 25, 2003 to the Credit Agreement dated June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002). *

     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

     31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

     32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
          229.601(b)(32)(ii)).**

     32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
          229.601(b)(32)(ii)).**

     99.1 Information relevant to forward-looking statements. * For a revised and updated statement regarding information relevant to forward-looking statements, please see Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which is incorporated by reference herein.

(b)  Reports on Form 8-K.

     Current Reports on Form 8-K dated March 25, 2003, March 27, 2003, March 31, 2003, April 1, 2003, April 14, 2003, April 22, 2003, April 23, 2003, April
     28, 2003 and April 29, 2003 were filed during the quarter ended March 31, 2003 and through May 12, 2003, the date the original Form 10-Q was filed with the Securities and Exchange Commission. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

* Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2003, as such Form 10-Q was filed with the Securities and Exchange Commission on May 12, 2003, and incorporated by reference herein.

**   Filed herewith.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLENNIUM CHEMICALS INC.


Date: November 14, 2003                 By:         /s/ JOHN E. LUSHEFSKI
                                            ------------------------------------
                                                      John E. Lushefski
                                                Executive Vice President and
                                                   Chief Financial Officer
                                               (as duly authorized officer and
                                                principal financial officer)

                                  Exhibit Index

Exhibit
Number                                       Description of Document
-------                                      -----------------------
 31.1     Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1     Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2     Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'
Characters normally expressed as subscript shall be preceded by......... [u]