Form 10-Q
period 2003-09-30
MILLENNIUM CHEMICALS INC
filed 2003-11-14
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)

                               230 Half Mile Road
                               Red Bank, NJ 07701
                                  732-933-5000
   (Former name, former address, and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,422,974 shares of Common Stock, par value $.01 per share, as of October 31, 2003, excluding 13,473,612 shares held by the registrant and its subsidiaries, but including 660,326 shares held by certain Company trusts that are not entitled to be voted.

================================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Part I    FINANCIAL INFORMATION
          Item 1  Financial Statements                                                           3
          Item 2  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                 27
          Item 3  Quantitative and Qualitative Disclosures about Market Risk                    43
          Item 4  Controls and Procedures                                                       43

Part II   OTHER INFORMATION
          Item 1  Legal Proceedings                                                             44
          Item 6  Exhibits and Reports on Form 8-K                                              44
          Signature                                                                             45

     In this Quarterly Report, the terms "our", "we" and "the Company" refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

                           Non-GAAP Financial Measures

     Financial measures based on accounting principles generally accepted in the United States of America ("GAAP") are commonly referred to as GAAP financial measures. For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses so-called non-GAAP financial measures, primarily EBITDA, Pro Forma EBITDA, Pro Forma Operating Income, Pro Forma Net Sales and Pro Forma Depreciation and Amortization. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies' performance. Pro Forma EBITDA and Pro Forma Operating Income include the Company's underlying interest (29.5%) in the results of Equistar Chemicals, LP ("Equistar"). Pro Forma Net Sales and Pro Forma Depreciation and Amortization include net sales and depreciation and amortization, respectively, in accordance with GAAP together with the Company's underlying interest in Equistar's corresponding amounts. The Company believes this pro forma information provides useful information to investors regarding its underlying interest in Equistar. EBITDA and the pro forma measures identified above are not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures of other companies.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                  September 30,   December 31,
                                                                                       2003           2002
                                                                                  -------------   ------------
                                                                                   (Unaudited)    (Restated -
                                                                                                   See Note 2)
                                     ASSETS
Current assets
   Cash and cash equivalents ..................................................       $  158         $  125
   Trade receivables, net .....................................................          238            210
   Inventories ................................................................          427            406
   Other current assets .......................................................           66             78
                                                                                      ------         ------
      Total current assets ....................................................          889            819
Property, plant and equipment, net ............................................          849            862
Investment in Equistar ........................................................          494            563
Other assets ..................................................................           48             46
Goodwill ......................................................................          106            106
                                                                                      ------         ------
      Total assets ............................................................       $2,386         $2,396
                                                                                      ======         ======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable ..............................................................       $   --         $    4
   Other short-term borrowings ................................................           --             14
   Current maturities of long-term debt .......................................           99             12
   Trade accounts payable .....................................................          200            274
   Income taxes payable .......................................................           21             44
   Accrued expenses and other liabilities .....................................          154            127
                                                                                      ------         ------
      Total current liabilities ...............................................          474            475
Long-term debt ................................................................        1,264          1,212
Deferred income taxes .........................................................          290            337
Other liabilities .............................................................          380            388
                                                                                      ------         ------
      Total liabilities .......................................................        2,408          2,412
Commitments and contingencies (Note 11)
Minority interest .............................................................           28             19
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding) ............................................           --             --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares at September 30, 2003 and December 31, 2002) ...            1              1
   Paid in capital ............................................................        1,295          1,297
   Accumulated deficit ........................................................         (857)          (776)
   Cumulative other comprehensive loss ........................................         (235)          (299)
   Treasury stock, at cost (14,240,999 and 14,766,279 shares at September 30,
      2003 and December 31, 2002, respectively) ...............................         (266)          (275)
   Deferred compensation ......................................................           12             17
                                                                                      ------         ------
      Total shareholders' deficit .............................................          (50)           (35)
                                                                                      ------         ------
         Total liabilities and shareholders' deficit ..........................       $2,386         $2,396
                                                                                      ======         ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)

                                                                   Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                  --------------------   --------------------
                                                                   2003       2002        2003       2002
                                                                  ------   -----------   ------   -----------
                                                                           (Restated -            (Restated -
                                                                           See Note 2)            See Note 2)
Net sales .....................................................   $  431      $ 411      $1,262      $1,167
Operating costs and expenses
   Cost of products sold ......................................      362        317       1,019         945
   Depreciation and amortization ..............................       28         26          83          76
   Selling, development and administrative expense ............       31         38          98          89
   Reorganization and office closure costs ....................       15         --          16          --
                                                                  ------      -----      ------      ------
      Operating (loss) income .................................       (5)        30          46          57
Interest expense ..............................................      (25)       (23)        (72)        (67)
Interest income ...............................................        2          1           4           3
(Loss) earnings on Equistar investment ........................      (12)         6         (69)        (39)
Other income (expense), net ...................................        2         (1)          1          (2)
                                                                  ------      -----      ------      ------
(Loss) income before income taxes, minority interest and
   cumulative effect of accounting change .....................      (38)        13         (90)        (48)
Benefit from (provision for) income taxes .....................       11         (7)         32          24
                                                                  ------      -----      ------      ------
(Loss) income before minority interest and cumulative effect of
   accounting change ..........................................      (27)         6         (58)        (24)
Minority interest .............................................       (1)        (1)         (5)         (2)
                                                                  ------      -----      ------      ------
(Loss) income before cumulative effect of accounting change ...      (28)         5         (63)        (26)
Cumulative effect of accounting change ........................       --         --          (1)       (305)
                                                                  ------      -----      ------      ------
Net (loss) income .............................................   $  (28)     $   5      $  (64)     $ (331)
                                                                  ======      =====      ======      ======
Basic and diluted (loss) earnings per share:
   Before cumulative effect of accounting change ..............   $(0.44)     $0.08      $(0.98)     $(0.41)
   From cumulative effect of accounting change ................       --         --       (0.02)      (4.80)
                                                                  ------      -----      ------      ------
   After cumulative effect of accounting change ...............   $(0.44)     $0.08      $(1.00)     $(5.21)
                                                                  ======      =====      ======      ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  -------------------
                                                                                  2003       2002
                                                                                  -----   -----------
                                                                                          (Restated -
                                                                                          See Note 2)
Cash flows from operating activities:
   Net loss ...................................................................   $ (64)     $(331)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Cumulative effect of accounting change ..................................       1        305
      Depreciation and amortization ...........................................      83         76
      Deferred income tax benefit .............................................     (43)       (26)
      Loss on Equistar investment .............................................      69         39
      Minority interest .......................................................       5          2
      Other, net ..............................................................      --          4
      Changes in assets and liabilities:
         Increase in trade receivables ........................................     (23)       (17)
         Decrease in inventories ..............................................       1         30
         Decrease (increase) in other current assets ..........................      27         (9)
         Decrease (increase) in other assets ..................................       2        (13)
         Decrease in trade accounts payable ...................................     (82)       (22)
         Increase in accrued expenses and other liabilities and income taxes
            payable ...........................................................      --         25
         Decrease in other liabilities ........................................     (23)       (11)
                                                                                  -----      -----
      Cash (used in) provided by operating activities .........................     (47)        52
                                                                                  -----      -----
Cash flows from investing activities:
   Capital expenditures .......................................................     (29)       (43)
                                                                                  -----      -----
      Cash used in investing activities .......................................     (29)       (43)
                                                                                  -----      -----
Cash flows from financing activities:
   Dividends to shareholders ..................................................     (17)       (26)
   Proceeds from long-term debt, net of financing costs .......................     356        255
   Repayment of long-term debt ................................................    (220)      (234)
   (Decrease) increase in notes payable and other short-term borrowings .......     (19)         3
                                                                                  -----      -----
      Cash provided by (used in) financing activities .........................     100         (2)
                                                                                  -----      -----
Effect of exchange rate changes on cash .......................................       9         (2)
                                                                                  -----      -----
Increase in cash and cash equivalents .........................................      33          5
Cash and cash equivalents at beginning of year ................................     125        114
                                                                                  -----      -----
Cash and cash equivalents at end of period ....................................   $ 158      $ 119
                                                                                  =====      =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except share data)

Note 1 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the interim periods.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary and the La Porte Methanol Company. All significant intercompany accounts and transactions have been eliminated. The Company's 29.5% investment in Equistar Chemicals, LP ("Equistar"), a joint venture between the Company and Lyondell Chemical Company ("Lyondell"), is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income or loss. Certain prior year balances have been reclassified to conform to the current year presentation, principally $2 and $6 of selling, development and administrative ("S,D&A") costs allocated to the Company's investment in Equistar and previously reported in Loss on Equistar investment for the three months and nine months ended September 30, 2002, respectively, have been reclassified to Selling, development and administrative expense in the Company's Consolidated Statements of Operations, as no such S,D&A costs were allocated and reported in Loss on Equistar investment for the three months and nine months ended September 30, 2003.

Note 2 - Restatement of Financial Statements

     The Company restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003, to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations and its accounting for a multi-year precious metals agreement. The Company has filed with the Securities and Exchange Commission Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, which is dated November 12, 2003 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is dated November 14, 2003, to reflect changes therein required as a consequence of the restatements described in this Note 2 and the reclassification described in
Note 1 and adjustments to its prior financial statements for the timing of income and expense recognition associated with legal, environmental and other reserves established for certain of the Company's predecessor businesses, as more fully described in the amendment to the Company's Annual Report on Form 10-K. These adjustments for the timing of income and expense recognition did not change any of the financial information presented in this Quarterly Report on Form 10-Q and, accordingly, are not discussed in this Quarterly Report.

     Deferred tax assets and liabilities and deferred tax expense for the years 1998 through 2002 and for the first quarter of 2003 were restated to appropriately account for the Company's book and tax basis differences associated with its investment in Equistar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The accounting for deferred taxes associated with Equistar was previously based on the difference between book and tax basis of a subsidiary that holds the partnership investment. Deferred tax is now based on the difference between book and tax basis of the actual partnership interest held by the subsidiary. The effect of the adjustments to deferred tax assets and liabilities was to increase net deferred tax liabilities by $425, increase Accumulated deficit by $440 and decrease Cumulative other comprehensive loss by $15 at December 31, 2002. The effect of the adjustments to Benefit from income taxes for the three months and nine months ended September 30, 2002 was less than $1. In addition, during the course of its review of its deferred taxes, the Company concluded that its realization of a deferred tax asset of $10 related to its French subsidiaries was unlikely. The elimination of this deferred tax asset as of December 31, 2002 resulted in an increase of $10 in net deferred tax liabilities and Accumulated deficit.

     The Company's accrued pension benefit costs, included in Other liabilities, and its net periodic pension benefit cost were restated for 2002 and for the first quarter of 2003. The restatement corrected errors in the calculation of the Company's pension liability. The Company's principal actuarial firm incorrectly utilized participant data in its 2002 actuarial valuation and underestimated the accumulated pension benefit obligation at December 31, 2002 for the Company's largest domestic pension plan. The effect of these corrections was to increase accrued pension benefit cost by $53, decrease net deferred tax liabilities by $19, increase Accumulated deficit by $1 and increase Cumulative other comprehensive loss by $33 at December 31, 2002. Net periodic pension benefit cost changed by less than $1 for the three months ended September 30, 2002, and increased by $1 for the nine months

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

ended September 30, 2002 due to this restatement. Net income (loss) for the three months and nine months ended September 30, 2002 changed by less than $1 as a result of these errors.

     The Company also restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 due to a change in accounting treatment for a five-year agreement entered into in 1998 that provides the Company with the right to use gold owned by a third party, as more fully described in Note 8. The Company previously accounted for this agreement as an operating lease but changed the accounting for this agreement to a secured financing. As a result, Other assets were increased by $4, Current liabilities were increased by $13, net deferred tax liabilities were decreased by $4, and Accumulated deficit was increased by $5 at December 31, 2002. This restatement decreased Operating income for the three months and nine months ended September 30, 2002 by $1 and $3, respectively, decreased Net income by $1 for the three months ended September 30, 2002, and increased Net loss by $2 for the nine months ended September 30, 2002.

     A summary of the aggregate effect of these restatements and the reclassification described in Note 1 on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations for the periods presented herein is shown below.

                                                                  December 31, 2002
                                                              -------------------------
                                                              As Reported   As Restated
                                                              -----------   -----------
Changes to Consolidated Balance Sheet:
   Deferred income taxes - asset ..........................     $   75        $   --
   Other assets ...........................................         42            46
   Total assets ...........................................      2,467         2,396
   Other short-term borrowings ............................         --            14
   Accrued expenses and other liabilities .................        128           127
   Total current liabilities ..............................        462           475
   Deferred income taxes - liability ......................         --           337
   Other liabilities ......................................        335           388
   Total liabilities ......................................      2,009         2,412
   Accumulated deficit ....................................       (320)         (776)
   Cumulative other comprehensive loss ....................       (281)         (299)
   Total shareholders' equity (deficit) ...................        439           (35)
   Total liabilities and shareholders' equity (deficit) ...      2,467         2,396

                                                                 Three Months Ended           Nine Months Ended
                                                                 September 30, 2002           September 30, 2002
                                                              -------------------------   -------------------------
                                                              As Reported   As Restated   As Reported   As Restated
                                                              -----------   -----------   -----------   -----------
Changes to Consolidated Statements of Operations:
   Cost of products sold ..................................      $ 316         $ 317         $  944         $  945
   Selling, development and administrative expense ........         36            38             80             89
   Operating income .......................................         33            30             67             57
   Income (loss) on Equistar investment ...................          4             6            (45)           (39)
   Income (loss) before income taxes, minority interest
     and cumulative effect of accounting change ...........         14            13            (44)           (48)
   (Provision for) benefit from income taxes ..............         (7)           (7)            22             24
   Income (loss) before minority interest and cumulative
     effect of accounting change ..........................          7             6            (22)           (24)
   Income (loss) before cumulative effect of accounting
     change ...............................................          6             5            (24)           (26)
   Net income (loss) ......................................          6             5           (329)          (331)
   Basic and diluted earnings (loss) per share:
     Before cumulative effect of accounting change ........       0.10          0.08          (0.38)         (0.41)
     After cumulative effect of accounting change .........       0.10          0.08          (5.18)         (5.21)

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 3 - (Loss) Earnings per Share and Stock-Based Compensation

     The weighted-average number of equivalent shares of common stock outstanding used in computing (loss) earnings per share is as follows:

                                                                 Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              -----------------------   -----------------------
                                                                 2003         2002         2003        2002
                                                              ----------   ----------   ----------   ----------
Weighted-average common stock outstanding - basic..........   64,050,943   63,618,337   63,959,584   63,547,478
Restricted shares..........................................           --       91,282           --           --
Shares held by employee benefit plan trusts................           --      227,970           --           --
                                                              ----------   ----------   ----------   ----------
Weighted-average common stock outstanding - diluted........   64,050,943   63,937,589   63,959,584   63,547,478
                                                              ==========   ==========   ==========   ==========

     The calculation of diluted loss per share for the three months ended September 30, 2003 does not include 60,014 restricted shares issued under a Company incentive plan and 225,982 shares held by certain of the Company's employee benefit plan trusts. The calculation of diluted loss per share for the nine months ended September 30, 2003 does not include 60,218 restricted shares issued under a Company incentive plan and 223,723 shares held by certain of the Company's employee benefit plan trusts. The calculation of diluted loss per share for the nine months ended September 30, 2002 does not include 63,998 options to purchase common stock, 91,929 restricted shares issued under a Company incentive plan, and 227,970 shares held by certain of the Company's employee benefit plan trusts. The effect of including these options and shares would be antidilutive.

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements.
SFAS No. 123 also allows the Company to continue to account for stock-based compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     The following table illustrates the effect on net (loss) income and related
(loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                              --------------------   -----------------------
                                                               2003        2002       2003        2002
                                                              ------   -----------   ------   --------------
                                                                       (Restated -            (Restated -
                                                                       See Note 2)            See Note 2)
Net (loss) income before cumulative effect of accounting
   change..................................................   $  (28)     $   5      $  (63)     $  (26)
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all
   awards, net of related tax effects......................       --        --           (1)         (1)
                                                              ------      -----      ------      ------
Pro forma net (loss) income before cumulative effect of
   accounting change.......................................   $  (28)     $   5      $  (64)     $  (27)
                                                              ======      =====      ======      ======
(Loss) earnings per share:
   Basic and diluted - as reported.........................   $(0.44)     $0.08      $(0.98)     $(0.41)
                                                              ======      =====      ======      ======
   Basic and diluted - pro forma...........................   $(0.44)     $0.08      $(0.99)     $(0.43)
                                                              ======      =====      ======      ======

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 4 - Recent Accounting Developments

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was insignificant to the Company's reported assets and liabilities. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is expected to be approximately $1. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was not significant for each of the three months and nine months ended September 30, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the aggregate asset retirement obligation at September 30, 2003, January 1, 2003, September 30, 2002, and January 1, 2002, as if SFAS No. 143 had been applied during all periods affected is $13, $12, $12, and $11, respectively.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital.

Note 5 - Reorganization and Office Closure Costs

     In July 2003, the Company announced the implementation of a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company's employees worldwide and, effective September 1, 2003, the closure of the Company's executive offices in Red Bank, New Jersey and the relocation of its headquarters to the Company's existing administrative offices in Hunt Valley, Maryland. In addition, the Company announced the suspension of payment of dividends on its Common Stock.

     The Company expects to record charges totaling $19 to $21 associated with this program. The Company has recorded charges in the three months and nine months ended September 30, 2003 of $15 and $16, respectively, of which $14 and $15, respectively, are for severance-related costs and $1 is for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Substantially all of the remaining charges for this program, estimated at $3 to $5, are expected to be recorded during the next several quarters. All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" ("SFAS No. 112") or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", as appropriate. Severance-related cash payments of $7 for the implementation of this program were made in the three months ended September 30, 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $17, will be disbursed during the next several quarters. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $7 at September 30, 2003.

Note 6 - European Receivables Securitization Program

     Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party), with

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

maximum availability of 70 million euros, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $58 and $61 outstanding at September 30, 2003 and December 31, 2002, respectively, were removed from the Company's Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $9 and $9 at September 30, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at September 30, 2003 was 12 million euros. For the nine months ended September 30, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $253 and $159, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 and $2 for the three months and nine months ended September 30, 2003, respectively, and $1 and $2 for the three months and nine months ended September 30, 2002, respectively. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant. In the event the Company's unsecured long-term debt is downgraded to a rating of either B2 by Moody's Investor Services, Inc. ("Moody's") or B by Standard & Poor's ("S&P"), the counterparty would have the right to terminate the securitization arrangement. As discussed in Note 8 below, the Company expects to raise additional funds in the capital markets on or before December 31, 2003, which would be used in part to terminate this program.

Note 7 - Inventories

     Inventories are stated at the lower of cost or market value.

                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------
Finished products ..................................     $255           $210
In-process products ................................       31             30
Raw materials ......................................       80            106
Maintenance parts and supplies .....................       61             60
                                                         ----           ----
                                                         $427           $406
                                                         ====           ====

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 8 - Long-Term Debt and Credit Arrangements

     On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of the Company, of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by the Company. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the revolving loan portion (the "Revolving Loans") of the Company's credit agreement (the "Credit Agreement"), which expires on June 18, 2006, and for general corporate purposes. The Company and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and the Company entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and the Company agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, the Company filed a registration statement with the Securities and Exchange Commission. However, as of November 14, 2003, the Company has not been able to cause this exchange offer registration statement to be declared effective. As a result, beginning October 22, 2003, Millennium America and the Company are obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 additional amount of notes.
Such additional interest will be paid until such time as the registration statement becomes effective.

     At September 30, 2003, the Company had $65 outstanding ($47 of outstanding borrowings and outstanding undrawn standby letters of credit of $18) of the maximum available credit line of $175 under the Revolving Loans and, accordingly, had $110 of unused availability under such facility, and had $47 outstanding under the term loan portion (the "Term Loans") of the Credit Agreement. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit of $6 under other arrangements. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $31 at September 30, 2003.

     The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of September 30, 2003, $18 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans may be prepaid in part or in total at the option of the Company at any time, but any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As of September 30, 2003, the Company was not in compliance with the Leverage Ratio and Interest Coverage Ratio covenants described below. Accordingly, the Company obtained a waiver on September 30, 2003, which was then extended on November 10, 2003, of the provisions of these financial covenants. This waiver, as so extended, expires on December 31, 2003. The Company is seeking an amendment to the Credit Agreement to revise these financial covenants, among other things. Based on its discussions with the agent banks and the lending banks under the Credit Agreement, the Company believes that it will be able to obtain this amendment prior to the expiration of the waiver. However, the amendment will not become effective unless the Company obtains at least $110 of long-term financing in the capital markets prior to the expiration of the current waiver. The funds so obtained would be used to repay secured Term Loans of approximately $47 and to enable the Company to terminate its European accounts receivable securitization program of approximately $60. The Company believes that it will be able to obtain the requisite financing on or before December 31, 2003, at which time the amendment to the Credit Agreement referred to above would become effective. If the Company is not able to obtain the requisite financing on or before December 31, 2003, the Company believes that it would be able to extend the current waiver to provide additional time to obtain such financing or otherwise amend or refinance the Credit Agreement. In addition, the Company had at October 31, 2003, approximately $125 of cash and cash equivalents held primarily by foreign subsidiaries, which the Company would

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

be able to utilize to provide liquidity in the near-term until it is able to obtain the requisite financing, or amend or refinance the Credit Agreement. If the Credit Agreement is terminated and refinanced, the collateral currently securing the Credit Agreement would be released and available to secure other debt of the Company or its subsidiaries. The Company expects that it will incur additional costs in the form of fees and interest in connection with any such waiver, amendment or refinancing, and that additional restrictions will be imposed on the Company as a result thereof. The total amount of debt outstanding under the Credit Agreement at September 30, 2003 of $94, which includes $47 of Term Loans and $47 of Revolving Loans, is classified as a current liability at September 30, 2003 because the current waiver expires at December 31, 2003.

     The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the June 2002 offering of $100 additional principal amount of the 9.25% Senior Notes and repayment of the Credit Agreement debt described above. The April 2003 amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and 4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than
2.25 to 1.00 for the fourth quarter of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the "Senior Notes") that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2003, any reduction in CNTA below approximately $1,500 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

no intention at the present time to pay dividends or make distributions, repurchase its common stock or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.25 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody's and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

     At September 30, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes and 7.625% Senior Debentures.

     The Company, as well as the Senior Notes, are rated BB- by S&P with a stable outlook. The Company has received a senior implied rating of Ba2 and the Senior Notes are rated Ba3 by Moody's. Moody's currently has the Company on CreditWatch for possible downgrade and has assigned a negative outlook. These ratings are non-investment grade ratings. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. On July 22, 2003, S&P again lowered the Company's credit rating from BB+ to BB, citing the Company's July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemical industry as factors that are likely to further delay the Company's efforts to restore its financial profile. On August 6, 2003, S&P announced that it had placed the Company's credit ratings on CreditWatch with negative implications, citing the Company's August 6, 2003 announcement regarding restatements of financial statements. On September 22, 2003, S&P, lowered the Company's credit rating to BB- from BB citing the Company's subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years. At that time, S&P also removed the Company's credit ratings from CreditWatch and revised its current outlook from negative to stable. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. On July 23, 2003, Moody's announced that it had placed the Company's credit ratings under review for possible downgrade due to Moody's concern that weaker North American demand for titanium dioxide combined with pricing pressure could translate into weaker credit metrics and less free cash flow for the near term. On August 13, 2003, Moody's announced that it had lowered the Company's senior implied rating to Ba2, and the Senior Notes' rating to Ba3, citing the Company's high leverage, modest coverage of interest expense, weaker than anticipated TiO[u]2 demand and potential covenant compliance issues. The ratings remain under review by Moody's for possible downgrade pending Moody's analysis of announced accounting errors and related financial statement restatements, and the Company's current outlook for its business. As a result of the non-investment grade ratings by both S&P and Moody's, the Company was required to provide, in April 2003, a $2.5 letter of credit, which remains outstanding, to secure its obligations under a real estate lease, resulting in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments which expire in January 2004, dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions. In addition, these actions by Moody's and S&P could heighten concerns of the Company's creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

     The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody's August 13, 2003

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14, net of $1 of proceeds from the termination of its forward purchase contract. The Company's obligation under this agreement was $14 at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 for each of the three months and nine months ended September 30, 2003, a loss of $2 for the nine months ended September 30, 2002, and for the three months ended September 30, 2002 was not significant. The change in value of the forward purchase agreement was a gain of $1 for each of the three months and nine months ended September 30, 2003, which is included in Selling, development and administrative expense.

     The maturities of the Company's Long-term debt through 2008 and thereafter are as follows:

                                    October 1-
                                   December 31,
                                       2003       2004   2005   2006   2007   2008   Thereafter   Total
                                   ------------   ----   ----   ----   ----   ----   ----------   ------
Revolving Loans ................       $--         $47    $--   $ --    $--   $ --      $ --      $   47
Term Loans .....................        --          47     --     --     --     --        --          47
7.00% Senior Notes .............        --          --     --    500     --     --        --         500
7.625% Senior Debentures .......        --          --     --     --     --     --       250         250
9.25% Senior Notes .............        --          --     --     --     --    475        --         475
Other Long-term debt ...........         2           5      5      5      2      1         4          24
                                       ---         ---    ---   ----    ---   ----      ----      ------
Maturities of Long-term debt ...       $ 2         $99    $ 5   $505    $ 2   $476      $254       1,343
                                       ===         ===    ===   ====    ===   ====      ====

Non-cash components of Long-term
    debt .......................                                                                      20
                                                                                                  ------
Total debt .....................                                                                   1,363
Less:  Current maturities of
   long-term debt ..............                                                                     (99)
                                                                                                  ------
Total Long-term debt ...........                                                                  $1,264
                                                                                                  ======

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

     Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of September 30, 2003, these contracts had expiration dates no later than September 2004.

     The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were gains of $3 and $6 in the three months and nine months ended September 30, 2003, respectively, and a loss of $2 and a gain of $2 in the three months and nine months ended September 30, 2002, respectively.

     In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

losses on these instruments are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were a net loss of $1 and $5 for the three months and nine months ended September 30, 2003, respectively, and a net gain of $1 and $4 for the three months and nine months ended September 30, 2002, respectively. Hedge ineffectiveness had no significant impact on earnings for each of the three months and nine months ended September 30, 2003 and 2002. No forward exchange contract cash flow hedges were discontinued during the three months and nine months ended September 30, 2003 and 2002. The Company currently estimates that net losses of approximately $3 ($2 net of tax) on foreign currency cash flow hedges included in OCI at September 30, 2003 will be reclassified to earnings during the next twelve months.

     Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of September 30, 2003, these instruments had expiration dates no later than March 2004. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized immediately in Cost of products sold. During the three months ended September 30, 2003, net losses on commodity swaps designated as cash flow hedges reclassified to Cost of products sold were $1, and for the nine months ended September 30, 2003, were not significant. During the three months and nine months ended September 30, 2002, net losses of $1 and $4, respectively, on commodity swaps designated as cash flow hedges were reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on results of operations for the three months and nine months ended September 30, 2003 and 2002. No commodity swap cash flow hedges were discontinued in the three months ended September 30, 2003 or the three months and nine months ended September 30, 2002. Net losses on commodity swap cash flow hedges that were discontinued in the nine months ended September 30, 2003 were not significant. The Company currently estimates that net losses on commodity swaps included in OCI at September 30, 2003 that will be reclassified to earnings during the next twelve months will not be significant.

     In addition, the Company utilizes commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net losses included in earnings were $1 and $2 in the three months and nine months ended September 30, 2003, respectively. The Company held no such instruments during the nine months ended September 30, 2002.

     In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. This forward purchase contract was terminated in August 2003 when the Company discontinued its arrangement for the right to use gold owned by a third party, as more fully described in Note 8. This derivative was not designated as a hedge for accounting purposes. The gain on this instrument, which is included in Selling, development and administrative expense, and offsets a similar amount of loss on the Company's obligation under the gold agreement, while the agreement was in effect, was $1 for each of the three months and nine months ended September 30, 2003.

     Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At September 30, 2003, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $5 at September 30, 2003 resulting in an increase in the carrying value of long-term debt and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. In addition, at September 30, 2003, the Company had outstanding an interest forward rate agreement with a notional amount of $50, which is designated as a cash flow hedge of outstanding variable rate debt. The fair value of this interest rate swap agreement was not significant at September 30, 2003. The Company also had an interest forward rate agreement with a notional amount of $50, which has not been designated as a hedge for accounting purposes. The gains and losses on this derivative are recorded in the current period in Interest expense. The fair value of this interest rate swap agreement was not significant at

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

September 30, 2003. Hedge ineffectiveness had no significant impact on earnings for the three months and nine months ended September 30, 2003 and 2002.

Note 10 - Comprehensive Income (Loss)

     The following table sets forth the components of other comprehensive income
(loss) and total comprehensive (loss) income:

                                                                   Three Months Ended   Nine Months Ended
                                                                     September 30,        September 30,
                                                                   ------------------   ------------------
                                                                   2003      2002       2003      2002
                                                                   ----   -----------   ----   -----------
                                                                          (Restated -          (Restated -
                                                                          See Note 2)          See Note 2)
Net (loss) income...............................................   $(28)      $  5      $(64)     $(331)
Other comprehensive income (loss):
   Net gains (losses) on derivative financial instruments.......      1          4        (2)         6
   Minimum pension liability adjustment.........................     --         --        --          1
   Currency translation adjustment..............................      7        (14)       66         10
                                                                   ----       ----      ----      -----
Total comprehensive (loss) income................................  $(20)      $ (5)     $ --      $(314)
                                                                   ====       ====      ====      =====

Note 11 - Commitments and Contingencies

     Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings. In addition, the Company may be subject to potential unknown liabilities associated with its present and former operations for which it may be responsible.

     Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance. Legal proceedings relating to lead pigment or paint are in various procedural stages or pre-trial, post-trial and post-dismissal settings.

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

     There are eleven pending legal proceedings relating to lead pigment or paint in various pre-trial stages. There are three pending legal proceedings relating to lead pigment or paint that were dismissed after motions to dismiss or for summary judgment were granted by courts in favor of the defendants, but are now pending appeal. There are two legal proceedings in which the court granted summary judgment in favor of the defendants and for which notices of appeal have been filed. There are four legal proceedings relating to lead pigment or paint which have been voluntarily dismissed by the plaintiffs. There is also one legal proceeding relating to lead pigment or paint that was dismissed after summary judgment was granted by the court in favor of the defendants, but which has not been appealed. There are four legal proceedings relating to lead pigment or paint that were abated under the laws of the State of Texas pending the resolution of an appeal in another legal proceeding involving lead pigment or paint where summary judgment was granted by the court in favor of one defendant. During the abatement period, expected to last one to two years, no defense costs will be incurred for the abated legal proceedings. Finally, there are five legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies. One additional legal

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

proceeding was similarly filed, never served on the Company or any defendant, and was withdrawn. The case will be automatically dismissed for failure to prosecute after one year.

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

     The Company believes that it has valid defenses to the pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. There can be no assurance that additional lead-based paint and lead pigment litigation will not be filed against the Company or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. While an outcome such as that reached in the Rhode Island proceeding may have a positive effect on the lead-based paint and lead pigment litigation against the Company, its subsidiaries and other defendants by reducing the number and nature of future claims and proceedings, other adverse court rulings or determinations of liability, among other factors, could encourage an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Due to the uncertainties involved, the Company is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the Company or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Based upon, among other things, the outcome of such litigation to date, including the dismissal of most of the over 50 lawsuits brought in recent years, management does not currently believe, but can not assure, that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company has not accrued any potential liabilities for judgments or settlements resulting from lead-based paint and lead pigment litigation.

     The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals, a wholly-owned indirect subsidiary of the Company, is one of a number of defendants in 90 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. In addition, various other Company subsidiaries and alleged former subsidiaries are among a number of defendants in 60 active premises-based asbestos cases. The Company believes that it has valid defenses to these proceedings and is defending them vigorously. However, litigation is subject to uncertainties and the Company is unable to guarantee the outcome of these proceedings.

     On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit against Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company, alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell.

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

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flows in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company, will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the Texas Commission on Environmental Quality (the "TCEQ") submitted a plan to the United States Environmental Protection Agency ("EPA") requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements would have mandated significant reductions of nitrogen oxide ("NOx") emissions requiring increased capital investment by Equistar of between $200 and $260 before the 2007 regulatory deadline, as well as create higher annual operating costs. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds ("HRVOCs"), such as ethylene, propylene, butadiene and butanes. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, of which $45 has been incurred as of September 30, 2003, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar is still assessing the impact of the new HRVOC control requirements. Additionally, the TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by May 2004. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

     From time to time, various agencies may serve cease and desist orders or notices of violation on an operating unit or deny its applications for certain licenses or permits, in each case alleging that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. On April 14, 2003, a subsidiary of the Company received a Proposed Director's Final Findings and Orders from the Ohio Environmental Protection Agency (the "Ohio EPA"), for alleged violations of Ohio environmental regulations. On August 7, 2003, the Company settled the matter by agreeing to pay a penalty of $0.106. The Company believes that its operating units generally operate in compliance with applicable regulations and ordinances in a manner that should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties ("PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to be between $0.01 and $23. In the most significant of these proceedings, a subsidiary is named as one of four PRPs at the Kalamazoo River Superfund Site in Michigan. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc., et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73. The five remedial options considered in the Draft Study range from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated nine additional potential remedies. The cost for these remedial options ranged from $0 to $2.5 billion, however, the Company strongly believes that both the $0 figure and the $2.5 billion figure are remote. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA assumed responsibility for the site at the request of the State. While the State submitted negative comments to the EPA on the Draft Study, the EPA has yet to comment. The Company is paying 35% of the costs for the river portion of the investigation based on an interim allocation. The Company has estimated its liability at this site based upon its share of the KRSG Draft Study's recommended remedy. However, guidance as to how the EPA will likely proceed at the Kalamazoo site with respect to further evaluation and remediation is not expected until early 2004. At that time, the Company's estimate of its liability and its accrual will be reevaluated. Recently, the EPA identified 14 private entities and 7 municipalities and sent them formal requests for information regarding their possible connection with the Kalamazoo site. The Company's ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities and other environmental proceedings, is between $59 and $80 and has accrued $66 as of September 30, 2003. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its demerger (i.e., spin-off) from Hanson plc ("Hanson"), a company incorporated in the United Kingdom, on October 1, 1996 to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

     No assurance can be given that actual costs for known legal and environmental matters will not exceed accrued amounts, or that estimates made with respect to indemnification obligations will be accurate. In addition, it is possible that costs will be incurred with respect to legal and environmental matters that currently are unknown or as to which it is currently not possible to make an estimate. Based upon information currently available, the Company believes, but can not assure, that the resolution of these legal and environmental matters will not, either individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 12 - Operations by Business Segment

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's reorganization and cost reduction program announced in July 2003, are reflected as Other. The following is a summary of the Company's operations by business segment:

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------   --------------------
                                                2003       2002       2003        2002
                                                ----   -----------   ------   -----------
                                                       (Restated -            (Restated -
                                                       See Note 2)            See Note 2)
Net sales
   Titanium Dioxide and Related Products ....   $293      $296       $  874      $  858
   Acetyls ..................................    115        91          316         239
   Specialty Chemicals ......................     23        24           72          70
                                                ----      ----       ------      ------
      Total .................................   $431      $411       $1,262      $1,167
                                                ====      ====       ======      ======
Operating (loss) income (1)
   Titanium Dioxide and Related Products ....   $  7      $ 21       $   51      $   46
   Acetyls ..................................      6         8           18           3
   Specialty Chemicals ......................     (1)        2            3           8
   Other ....................................    (17)       (1)         (26)         --
                                                ----      ----       ------      ------
      Total .................................   $ (5)     $ 30       $   46      $   57
                                                ====      ====       ======      ======
Depreciation and amortization
   Titanium Dioxide and Related Products ....   $ 24      $ 21       $   69      $   61
   Acetyls ..................................      2         3            8           9
   Specialty Chemicals ......................      2         2            6           6
                                                ----      ----       ------      ------
      Total .................................   $ 28      $ 26       $   83      $   76
                                                ====      ====       ======      ======
Capital expenditures
   Titanium Dioxide and Related Products ....   $  9      $ 14       $   26      $   37
   Acetyls ..................................      1         1            1           1
   Specialty Chemicals ......................     --         3            2           5
                                                ----      ----       ------      ------
      Total .................................   $ 10      $ 18       $   29      $   43
                                                ====      ====       ======      ======

----------
(1) The Other segment includes $15 and $16 of costs for the three months and nine months ended September 30, 2003, respectively, as a result of the Company's cost-reduction program (see Note 5), and a benefit of $5 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years in the nine months ended September 30, 2002.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

                                                                    September 30,   December 31,
                                                                         2003           2002
                                                                    -------------   ------------
Goodwill
   Titanium Dioxide and Related Products ..............                 $ 58            $ 58
   Acetyls ............................................                   48              48
                                                                        ----            ----
      Total ...........................................                 $106            $106
                                                                        ====            ====

Note 13 - Information on Equistar

      The following is summarized financial information for Equistar:

                                                                    September 30,   December 31,
                                                                        2003            2002
                                                                    -------------   ------------
Current assets ..................................................       $1,196         $1,126
Noncurrent assets ...............................................        3,749          3,926
                                                                        ------         ------
   Total assets .................................................       $4,945         $5,052
                                                                        ======         ======

Current liabilities .............................................       $  625         $  714
Noncurrent liabilities ..........................................        2,634          2,417
Partners' capital ...............................................        1,686          1,921
                                                                        ------         ------
   Total liabilities and partners' capital ......................       $4,945         $5,052
                                                                        ======         ======

                                                                    Three Months Ended   Nine Months Ended
                                                                      September 30,        September 30,
                                                                    ------------------   -----------------
                                                                      2003     2002       2003       2002
                                                                     ------   ------     ------    -------
Net sales........................................................    $1,642   $1,508     $4,880    $ 4,106
Operating income (loss)..........................................        12       71        (60)        18
(Loss) income before cumulative effect of accounting change......       (40)      22       (235)      (132)
Cumulative effect of accounting change...........................        --       --         --     (1,053)
Net (loss) income................................................       (40)      22       (235)    (1,185)

     The Company recorded $30 related to its share of Equistar's write-down of goodwill during the three months ended March 31, 2002. Even though the Company's share (i.e., 29.5%) of Equistar's write-down is higher than the amount recorded by the Company, most of the write-down was previously taken by the Company in 1999 when it wrote down its investment in Equistar by $639.

     On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment under the propylene supply arrangement. Equistar's results for the nine months ended September 30, 2003, include a $12 loss on the sale of the polypropylene production facility.

     In April 2003, Equistar issued $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, were used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of outstanding term loans under Equistar's credit facility and prepayment premiums of approximately $17. Equistar's results for the nine months ended September 30, 2003, include $19 of debt prepayment costs, consisting of the $17 prepayment premium and the write-off of $2 of unamortized debt issuance costs related to the prepaid term loan.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

Note 14-Supplemental Financial Information

     Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium America guarantees all obligations under the Credit Agreement. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are guaranteed by the Company. Accordingly, the following Condensed Consolidating Balance Sheets at September 30, 2003 and December 31, 2002, the Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) the Company, (ii) Millennium America, and (iii) all subsidiaries of the Company other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and the Company are accounted for by the equity method; accordingly, the shareholders' (deficit) equity of Millennium America and the Company are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

Note 14 - Supplemental Financial Information - Continued

                                                                                                             Millennium
                                             Millennium      Millennium                                     Chemicals Inc.
Condensed Consolidating                     America Inc.   Chemicals Inc.    Non-Guarantor                       and
Balance Sheets                                (Issuer)      (Guarantor)      Subsidiaries    Eliminations    Subsidiaries
                                            ------------   --------------    -------------   ------------   --------------
September 30, 2003
                  ASSETS
Inventories .............................      $   --           $ --            $  427          $    --         $  427
Other current assets ....................          15             --               447               --            462
Property, plant and equipment, net ......          --             --               849               --            849
Investment in Equistar ..................          --             --               494               --            494
Investment in subsidiaries ..............         344            100                --             (444)            --
Other assets ............................          16             --                32               --             48
Goodwill ................................          --             --               106               --            106
Due from parent and affiliates, net .....         807             --                --             (807)            --
                                               ------           ----            ------          -------         ------
   Total assets .........................      $1,182           $100            $2,355          $(1,251)        $2,386
                                               ======           ====            ======          =======         ======
      LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY
Current maturities of long-term debt ....      $   94           $ --            $    5          $    --         $   99
Other current liabilities ...............          33             --               342               --            375
Long-term debt ..........................       1,247             --                17               --          1,264
Deferred income taxes ...................          --             --               290               --            290
Other liabilities .......................          --             --               380               --            380
Due to parent and affiliates, net .......          --            150               657             (807)            --
                                               ------           ----            ------          -------         ------
   Total liabilities ....................       1,374            150             1,691             (807)         2,408
Minority interest .......................          --             --                28               --             28
Shareholders' (deficit) equity ..........        (192)           (50)              636             (444)           (50)
                                               ------           ----            ------          -------         ------
   Total liabilities and shareholders'
      (deficit) equity ..................      $1,182           $100            $2,355          $(1,251)        $2,386
                                               ======           ====            ======          =======         ======

December 31, 2002 (Restated - See Note 2)
               ASSETS
Inventories .............................      $   --           $ --            $  406          $    --         $  406
Other current assets ....................          10             --               403               --            413
Property, plant and equipment, net ......          --             --               862               --            862
Investment in Equistar ..................          --             --               563               --            563
Investment in subsidiaries ..............         349             95                --             (444)            --
Other assets ............................          15             --                31               --             46
Goodwill ................................          --             --               106               --            106
Due from parent and affiliates, net .....         638             --                --             (638)            --
                                               ------           ----            ------          -------         ------
   Total assets .........................      $1,012           $ 95            $2,371          $(1,082)        $2,396
                                               ======           ====            ======          =======         ======
      LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY
Current maturities of long-term debt ....      $    3           $ --            $    9          $    --         $   12
Other current liabilities ...............           8             --               455               --            463
Long-term debt ..........................       1,196             --                16               --          1,212
Deferred income taxes ...................          --             --               337               --            337
Other liabilities .......................          --             --               388               --            388
Due to parent and affiliates, net .......          --            130               508             (638)            --
                                               ------           ----            ------          -------         ------
   Total liabilities ....................       1,207            130             1,713             (638)         2,412
Minority interest .......................          --             --                19               --             19
Shareholders' (deficit) equity ..........        (195)           (35)              639             (444)           (35)
                                               ------           ----            ------          -------         ------
   Total liabilities and shareholders'
      (deficit) equity ..................      $1,012           $ 95            $2,371          $(1,082)        $2,396
                                               ======           ====            ======          =======         ======

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

Note 14 - Supplemental Financial Information - Continued

                                       Millennium      Millennium                                       Millennium
Condensed Consolidating               America Inc.   Chemicals Inc.   Non-Guarantor                   Chemicals Inc.
Statements of Operations                (Issuer)       (Guarantor)    Subsidiaries    Eliminations   and Subsidiaries
                                      ------------   --------------   -------------   ------------   ----------------
Three Months Ended
September 30, 2003
Net sales .........................       $ --            $ --            $431            $ --             $431
Cost of products sold .............         --              --             362              --              362
Depreciation and amortization .....         --              --              28              --               28
Selling, development and
   administrative expense .........         --               1              30              --               31
Reorganization and office closure
   costs ..........................         --              --              15              --               15
                                          ----            ----            ----            ----             ----
   Operating loss .................         --              (1)             (4)             --               (5)
Interest expense, net .............        (24)             --               1              --              (23)
Intercompany interest income
   (expense), net .................         25              --             (25)             --               --
Loss on Equistar investment .......         --              --             (12)             --              (12)
Equity in (loss) earnings of
   subsidiaries ...................        (10)            (28)             --              38               --
Other income, net .................         --              --               1              --                1
Benefit from income taxes .........         --               1              10              --               11
                                          ----            ----            ----            ----             ----
   Net (loss) income ..............       $ (9)           $(28)           $(29)           $ 38             $(28)
                                          ====            ====            ====            ====             ====

Three Months Ended
September 30, 2002 (Restated - See
   Note 2)
Net sales .........................       $ --            $ --            $411            $ --             $411
Cost of products sold .............         --              --             317              --              317
Depreciation and amortization .....         --              --              26              --               26
Selling, development and
   administrative expense .........          1              --              37              --               38
                                          ----            ----            ----            ----             ----
   Operating (loss) income ........         (1)             --              31              --               30
Interest expense, net .............        (22)             --              --              --              (22)
Intercompany interest income
   (expense), net .................         26              (1)            (25)             --               --
Earnings on Equistar investment ...         --              --               6              --                6
Equity in (loss) earnings of
   subsidiaries ...................         (4)              6              --              (2)              --
Other expense, net ................         --              --              (2)             --               (2)
Provision for income taxes ........         (1)             --              (6)             --               (7)
                                          ----            ----            ----            ----             ----
   Net (loss) income ..............       $ (2)           $  5            $  4            $ (2)            $  5
                                          ====            ====            ====            ====             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 14 - Supplemental Financial Information - Continued

                                                                                                 Millennium
                                 Millennium      Millennium                                    Chemicals Inc.
Condensed Consolidating         America Inc.   Chemicals Inc.   Non-Guarantor                       and
Statements of Operations          (Issuer)       (Guarantor)     Subsidiaries   Eliminations    Subsidiaries
                                ------------   --------------   -------------   ------------   --------------
Nine Months Ended
September 30, 2003
Net sales....................      $  --            $ --          $1,262           $ --          $1,262
Cost of products sold........         --              --           1,019             --           1,019
Depreciation and amortization         --              --              83             --              83
Selling, development and
   administrative expense....         --               1              97             --              98
Reorganization and office
   closure costs.............         --              --              16             --              16
                                   -----            ----          ------           ----          ------
   Operating (loss) income...         --              (1)             47             --              46
Interest expense, net........        (69)             --               1             --             (68)
Intercompany interest income
   (expense), net............         73              (2)            (71)            --              --
Loss on Equistar investment..         --              --             (69)            --             (69)
Equity in (loss) earnings of
   subsidiaries..............        (69)            (62)             --            131              --
Other expense, net...........         --              --              (4)            --              (4)
(Provision for) benefit
   from income taxes.........         (1)              1              32             --              32
Cumulative effect of
   accounting change.........         --              --              (1)            --              (1)
                                   -----            ----          ------           ----          ------
   Net (loss) income.........      $ (66)           $(64)         $  (65)          $131          $  (64)
                                   =====            ====          ======           ====          ======

Nine Months Ended
September 30, 2002 (Restated
- See Note 2)
Net sales....................      $  --           $  --           $1,167           $ --          $1,167
Cost of products sold........         --              --              945             --             945
Depreciation and amortization         --              --               76             --              76
Selling, development and
   administrative expense....          1              --               88             --              89
                                   -----           -----           ------           ----          ------
   Operating (loss) income...         (1)             --               58             --              57
Interest expense, net........        (64)             --               --             --             (64)
Intercompany interest income
   (expense), net............         79              (4)             (75)            --              --
Loss on Equistar investment..         --              --              (39)            --             (39)
Equity in (loss) earnings of
   subsidiaries..............       (364)           (328)              --            692              --
Other expense, net...........         --              --               (4)            --              (4)
(Provision for) benefit from
   income taxes..............         (5)              1               28             --              24
Cumulative effect of
   accounting change.........         --              --             (305)            --            (305)
                                   -----           -----           ------           ----          ------
   Net (loss) income.........      $(355)          $(331)          $ (337)          $692          $ (331)
                                   =====           =====           ======           ====          ======

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 14 - Supplemental Financial Information - Continued

                                                                                                              Millennium
                                              Millennium      Millennium                                    Chemicals Inc.
Condensed Consolidating                      America Inc.   Chemicals Inc.   Non-Guarantor                       and
Statements of Cash Flows                       (Issuer)      (Guarantor)     Subsidiaries    Eliminations    Subsidiaries
                                             ------------   --------------   -------------   ------------   --------------
Nine Months Ended
September 30, 2003
Cash flows from operating
   activities.............................      $  21            $ (2)           $(66)           $--            $ (47)
                                                -----            ----            ----            ---            -----
Cash flows from investing activities:
   Capital expenditures...................         --              --             (29)            --              (29)
                                                -----            ----            ----            ---            -----
      Cash used in investing activities...         --              --             (29)            --              (29)
                                                -----            ----            ----            ---            -----
Cash flows from financing
   activities:
   Dividends to shareholders..............         --             (17)             --             --              (17)
   Proceeds from long-term debt...........        354              --               2             --              356
   Repayment of long-term debt............       (212)             --              (8)            --             (220)
   Intercompany...........................       (163)             19             144             --               --
   Decrease in notes payable and other
      short-term borrowings...............         --              --             (19)            --              (19)
                                                -----            ----            ----            ---            -----
      Cash (used in) provided by
         financing activities.............        (21)              2             119             --              100
                                                -----            ----            ----            ---            -----
Effect of exchange rate changes on
   cash...................................         --              --               9             --                9
                                                -----            ----            ----            ---            -----
Increase in cash and cash equivalents.....         --              --              33             --               33
Cash and cash equivalents at beginning
   of year................................          6              --             119             --              125
                                                -----            ----            ----            ---            -----
Cash and cash equivalents at end of
   period.................................      $   6            $ --            $152            $--            $ 158
                                                =====            ====            ====            ===            =====

Nine Months Ended
September 30, 2002
Cash flows from operating activities......      $  (6)           $ (4)           $ 62            $--            $  52
                                                -----            ----            ----            ---            -----
Cash flows from investing activities:
   Capital expenditures...................         --              --             (43)            --              (43)
                                                -----            ----            ----            ---            -----
      Cash used in investing activities...         --              --             (43)            --              (43)
                                                -----            ----            ----            ---            -----
Cash flows from financing activities:
   Dividends to shareholders..............         --             (26)             --             --              (26)
   Proceeds from long-term debt...........        245              --              10             --              255
   Repayment of long-term debt............       (228)             --              (6)            --             (234)
   Intercompany...........................         (3)             30             (27)            --               --
   Increase in notes payable..............         --              --               3             --                3
                                                -----            ----            ----            ---            -----
      Cash provided by (used in)
         financing activities.............         14               4             (20)            --               (2)
                                                -----            ----            ----            ---            -----
Effect of exchange rate changes on
   cash..................................          --              --              (2)            --               (2)
                                                -----            ----            ----            ---            -----
Increase (decrease) in cash and cash
   equivalents............................          8              --              (3)            --                5
Cash and cash equivalents at
   beginning of year......................          5              --             109             --              114
                                                -----            ----            ----            ---            -----
Cash and cash equivalents at end of
   period.................................      $  13            $ --            $106            $--            $ 119
                                                =====            ====            ====            ===            =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Disclosure Concerning Forward-Looking Statements

     The statements in this Quarterly Report on Form 10-Q (the "Quarterly Report") that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

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

     o the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company's shared control of Equistar, and the Company's contractual commitments regarding possible future capital contributions to Equistar;

     o changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

     o the Company's substantial indebtedness and its impact on the Company's cash flows, business operations and ability to obtain additional financing. A failure to comply with the covenants and other restrictions in the Company's debt instruments would lead to additional restrictions and costs, or an acceleration of the Company's indebtedness;

     o limitations on credit extended to the Company and demands from creditors and suppliers for additional credit restrictions or security;

     o    the ability of raw material suppliers to fulfill their commitments;

     o the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets without adversely affecting reliability or employee retention, and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;

     o risks of doing business outside the United States, including currency fluctuations;

     o the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company's and Equistar's current and former operations;

     o    pricing and other competitive pressures; and

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

     Some of these Cautionary Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

Cost Reduction Program; Suspension of Dividend

     On July 21, 2003, the Company announced that it would implement a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company's employees worldwide. The Company closed its executive offices in Red Bank, New Jersey, effective September 1, 2003, and relocated its headquarters to Hunt Valley, Maryland, where the Company has existing administrative offices. In addition, the Company announced the suspension of payment of dividends on its Common Stock. Given the volatile industry in which it operates, the Company initiated these actions to reduce expenses and strengthen its balance sheet.

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost-reduction program announced on July 21, 2003. The Company expects to record charges totaling $19 million to $21 million associated with this program. The Company recorded charges, primarily for severance-related costs, of $15 million and $1 million in the three months ended September 30, 2003 and June 30, 2003, respectively. Substantially all of the remaining charges for this program, estimated at $3 million to $5 million, are expected to be recorded during the next several quarters. Severance-related cash payments of $7 million for the implementation of this program were made in the third quarter of 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $17 million, will be disbursed during the next several quarters.

                                Operating Results

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's reorganization and cost reduction program announced in July 2003, are reflected as Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the Consolidated Financial Statements included in this Quarterly Report). A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003.

                       Results of Consolidated Operations

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                           -----------------------   -----------------------
                                                            2003           2002       2003           2002
                                                           ------      -----------   ------      -----------
                                                                       (Restated)*               (Restated)*
                                                                     (Millions, except share data)
Net sales ..............................................   $  431         $ 411      $1,262        $1,167
Operating (loss) income ................................       (5)(1)        30          46 (1)        57
(Loss) earnings on Equistar investment .................      (12)            6         (69)(2)       (39)
(Loss) income before cumulative effect of accounting
   change ..............................................      (28)            5         (63)          (26)
Net (loss) income ......................................      (28)            5         (64)         (331)
Basic and diluted (loss) earnings per share:
   Before cumulative effect of accounting change .......    (0.44)         0.08       (0.98)        (0.41)
   After cumulative effect of accounting change ........    (0.44)         0.08       (1.00)        (5.21)

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

(1) Includes $15 million and $16 million of costs for the three months and nine months ended September 30, 2003, respectively, associated with the Company's cost-reduction program announced in July 2003.

(2) Includes $6 million representing the Company's share of Equistar's debt prepayment costs associated with Equistar's early payment of debt with proceeds from a private placement of senior notes, and $4 million representing the Company's share of Equistar's loss on the sale of assets of its polypropylene production facility in Pasadena, Texas.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     The Company's net loss was $28 million, or $0.44 per share, for the third quarter of 2003, down from net income of $5 million, or $0.08 per share, for the third quarter of 2002. The Company's majority-owned businesses reported a pre-tax loss of $26 million in the third quarter of 2003 compared to pre-tax income of $7 million in the same period of 2002. Results for the majority-owned businesses in the third quarter of 2003 include $15 million ($10 million after tax) of reorganization and office closure costs as a result of the Company's cost-reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above). The Company reported a pre-tax loss of $12 million on its investment in Equistar for the third quarter of 2003 compared to pre-tax income of $6 million for the third quarter of 2002.

     The Company's third quarter 2003 operating loss, including $15 million of reorganization and office closure costs, was $5 million compared to operating income of $30 million in the same period of the prior year. Operating income decreased by $14 million in the Titanium Dioxide and Related Products business segment, by $3 million in the Specialty Chemicals business segment, by $2 million in the Acetyls business segment, and was down by $16 million in Other operating income and expense not identified with the three separate business segments, which includes $15 million of reorganization and office closure costs for the three months ended September 30, 2003.

     Net sales of $431 million for the third quarter of 2003 increased by $20 million, or 5%, compared to the same period of 2002 primarily due to higher sales prices and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments. TiO[u]2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the Company's worldwide price increases for TiO[u]2 and for Acetyls' principal products announced during 2002 and the first quarter of 2003 were gradually realized. Sales volume for the third quarter of 2003 for the Acetyls business segment was higher than in the same quarter in the prior year primarily due to higher acetic acid sales volume, but was lower for the Titanium Dioxide and Related Products business segment. Specialty Chemicals revenue decreased by $1 million, or 4%, compared to the prior year quarter, as lower average selling prices for flavor and fragrance products more than offset higher sales volume.

     Manufacturing costs were generally higher for most of the Company's products in the third quarter of 2003 as compared to the same period of 2002 primarily due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, higher utility and feedstock costs, particularly natural gas and ethylene, and an overall decrease in fixed cost absorption. Fixed cost absorption was lower due to a reduction in plant operating rates, primarily in the TiO[u]2 business segment due to planned slowdowns and unscheduled operating disruptions.

     Third quarter 2003 Selling, development and administrative ("S,D&A") costs of $31 million decreased by $7 million, or 18%, from the prior year quarter due to a decrease in employee-related costs and various other expenses as the result of the Company's focus on tight cost management.

     The Company recorded a pre-tax charge of $15 million ($10 million after-tax) in the three months ended September 30, 2003, as the result of its previously announced cost-reduction program (see "Cost Reduction Program; Suspension of Dividend" above).

     The Company reported a pre-tax loss on its investment in Equistar of $12 million for the third quarter of 2003 compared to pre-tax income of $6 million for the same quarter last year. The decrease in Equistar's results for the third quarter of 2003 compared to the same period of 2002 is primarily due to higher raw material and energy costs, particularly natural gas, which were only partially offset by higher sales prices.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     The Company's loss before the cumulative effect of accounting changes was $63 million, or $0.98 per share, for the nine months ended September 30, 2003 and $26 million, or $0.41 per share, for the same period of 2002. Before the cumulative effect of accounting changes, the Company's majority-owned businesses reported a pre-tax loss of $21 million in the first nine months of 2003 compared to a pre-tax loss of $9 million in the same period of 2002. Results for the majority-owned businesses for the nine months ended September 30, 2003 include $16 million ($10 million after tax) of reorganization and office closure costs as a result of the Company's cost-reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above). The cumulative effect of the accounting change for SFAS No. 143, reported in the first quarter of 2003 due to required changes in the method for recognition of asset retirement obligations, was $1 million or $0.02 per share. The cumulative effect of the accounting change for SFAS No. 142, reported in the first quarter of 2002 due to the write-off of certain of the Company's and Equistar's goodwill, was $305 million or $4.80 per share. The Company's pre-tax loss on its investment in Equistar for the nine months ended September 30, 2003 of $69 million increased by $30 million, 77% more than the pre-tax loss of $39 million for the same period of 2002.

     Operating income of $46 million for the nine months ended September 30, 2003 decreased by $11 million compared to the same period of 2002, including $16 million of reorganization and office closure costs in the nine months ended September 30, 2003. Operating income increased by $15 million in the Acetyls business segment and by $5 million in the Titanium Dioxide and Related Products business segment, but was down by $5 million in the Specialty Chemicals business segment and down by $26 million in Other operating income and expense not identified with the three separate business segments, which includes the $16 million of reorganization and office closure costs for the nine months ended September 30, 2003.

     Net sales of $1,262 million for the nine months ended September 30, 2003 increased by $95 million, or 8%, compared to the same period of 2002 primarily due to higher sales prices and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments. TiO[u]2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the Company's worldwide price increases for TiO[u]2 and for Acetyls' principal products announced during 2002 and the first quarter of 2003 were gradually realized. Sales volume for the Titanium Dioxide and Related Products business segment was lower in the nine months ended September 30, 2003 compared to the corresponding period in the prior year, while sales volume was higher in the Acetyls business segment. Specialty Chemicals revenue increased by $2 million, or 3%, over the prior year period as higher sales volume more than offset lower average selling prices for flavor and fragrance products.

     Manufacturing costs were generally higher for most of the Company's products in the nine months ended September 30, 2003 compared to the same period of 2002 primarily due to higher utility and feedstock costs, particularly natural gas and ethylene, the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher maintenance and fixed costs, partially offset by an overall increase in fixed cost absorption. Higher fixed cost absorption due to increased plant operating rates in the TiO[u]2 and Specialty Chemicals business segments was partially offset by lower fixed cost absorption in the Acetyls business segment.

     S,D&A costs of $98 million for the nine months ended September 30, 2003 increased by $9 million, or 10%, from the prior year period. The increase from the nine months ended September 30, 2002 was due primarily to higher expenses associated with selling and marketing and research and development, lower income in 2003 from employee benefit plans related to predecessor businesses, and an unfavorable change in net foreign currency transaction gains and losses, partially offset by a decrease in current employee-related costs.

     The Company recorded a pre-tax charge of $16 million ($10 million after-tax) in the nine months ended September 30, 2003, as the result of its previously announced cost-reduction program (see "Cost Reduction Program; Suspension of Dividend" above).

     The Company reported a pre-tax loss on its investment in Equistar of $69 million for the nine months ended September 30, 2003, an increase of $30 million compared to a pre-tax loss of $39 million for the same period last year. The pre-tax loss for the nine months ended September 30, 2003 includes $6 million representing the Company's share of debt prepayment costs incurred by Equistar and $4 million representing the Company's share of Equistar's loss on the sale of assets (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report). The remaining increase in the Company's share of Equistar's pre-tax loss for the nine months ended September 30, 2003 compared to the same period of 2002 is primarily due to lower sales volume, partially offset by higher product margins. In response to higher raw material and energy costs in the first nine months of 2003 compared to the first nine months of 2002, Equistar implemented significant sales price increases for substantially all of its petrochemicals and polymers products. However, the magnitude of these price increases had a negative effect on product demand and contributed to lower sales volume in the first nine months of 2003 compared to the same period of 2002.

Outlook for 2003

     Operating income in the TiO[u]2 business segment is expected to be slightly lower in the fourth quarter of 2003 compared to the third quarter of 2003. Production rates will continue to be low as required for normal seasonally slow demand conditions and to manage inventory levels. Pricing as measured in average US dollars per metric ton is expected to remain relatively flat.

     Operating profit in the Acetyls business segment for the fourth quarter of 2003 is expected to be higher than the third quarter of 2003, reflecting lower average opening inventory cost and stable market conditions.

     Results for the Specialty Chemicals business segment in the fourth quarter of 2003 are expected to be similar to those in the third quarter of 2003. Fragrance and Flavor chemicals markets remain competitive, with continued price pressure in most markets. Crude sulfate turpentine ("CST") supply and demand balance remains tight, and higher-cost alternative feedstock will be used as required. Supply chain improvements are reducing inventory levels, which is expected to result in lower fourth quarter operating rates.

     Equistar is currently implementing price increases in polyethylene; however, raw material and energy costs remain volatile and continue to impact margins. The fourth quarter is typically a slow quarter for chemicals; but, in October 2003, sales volume and pricing have been consistent with the levels experienced late in the third quarter of 2003. At the beginning of October, Equistar began a seven-week maintenance turnaround at one of its large liquid raw-material based ethylene plants. To compensate for this activity, Equistar will produce a greater than normal percentage of its ethylene from natural gas-based raw materials. Based on current costs and co-product prices, this activity is expected to negatively impact quarterly earnings by an estimated $5 million to $10 million. The cash expenditures for the maintenance turnaround are expected to be approximately $50 million. The global economy has shown signs of improvement, but improvements in the chemical business are being overshadowed by ongoing volatility in raw material and energy prices.

                                Segment Analysis

Titanium Dioxide and Related Products

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------   -----------------
                                                               2003   2002         2003   2002
                                                               ----   ----         ----   ----
                                                                         (Millions)
Net sales...............................................       $293   $296         $874   $858
Operating income........................................          7     21           51     46

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Operating income of $7 million for the Titanium Dioxide and Related Products business segment for the third quarter of 2003 decreased by $14 million, or 67%, from $21 million for the three months ended September 30, 2002, primarily due to higher manufacturing and other cost of sales ($31 million) and lower sales volume ($3 million), partially offset by higher average selling prices ($17 million) and lower S,D&A expenses ($3 million).

     Net sales for the third quarter of 2003 of $293 million decreased by $3 million, or 1%, compared to the same quarter in 2002 due to lower sales volume, partially offset by higher average selling prices and foreign currency strength against the US dollar. The average TiO[u]2 selling price for the third quarter of 2003 was 8% higher than the third quarter of the prior year in US dollar terms and 4% higher in local currencies. US dollar TiO[u]2 selling prices in the third quarter of 2003 were higher than in the third quarter of 2002 due to the favorable effect of translating sales denominated in stronger foreign currencies into US dollars, and the realization of all or portions of the worldwide price increases for TiO[u]2 previously announced by the Company and most other major producers during 2002 and the first quarter of 2003. The favorable effect of higher average selling prices was more than offset by an 8% decrease in sales volume that was primarily due to weak economic conditions.

     Manufacturing and other costs of sales for the quarter ended September 30, 2003 were higher than in the same quarter of 2002 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, lower fixed cost absorption due to decreased production volume, higher maintenance and utility costs, including higher natural gas costs, and higher fixed costs. The overall operating rate of the Company's TiO[u]2 plants was 84% in the third quarter of 2003, compared to 90% in the same period of 2002. The decrease was due to planned slowdowns and unscheduled operating disruptions resulting from the European heat wave, the power blackout in the Northeastern United States and Hurricane Isabel.

     S,D&A expenses in the third quarter of 2003 decreased by $3 million, or 10%, compared to the prior year quarter, primarily due to a favorable change in net foreign currency transaction gains and losses.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Operating income of $51 million for the Titanium Dioxide and Related Products business segment for the nine months ended September 30, 2003 increased by $5 million, or 11%, from $46 million for the nine months ended September 30, 2002, primarily due to higher average selling prices ($82 million), partially offset by higher manufacturing and other costs of sales ($63 million), lower sales volume ($8 million), and higher S,D&A expenses ($6 million).

     Net sales for the nine months ended September 30, 2003 of $874 million were $16 million, or 2%, higher than in the comparable period of 2002, due to higher average selling prices and foreign currency strength against the US dollar, partially offset by lower sales volume. For the nine months ended September 30, 2003, the average TiO[u]2 selling price was 13% higher than in the same period of 2002 in US dollar terms and 6% higher in local currencies. US dollar TiO[u]2 selling prices for the nine months ended September 30, 2003 were higher than in the same period of 2002 due to the realization in the most recent period of all or portions of the worldwide price increases for TiO[u]2 previously announced by the Company and most other major producers during 2002 and the first quarter of 2003, and the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. The favorable effect of higher average selling prices was partially offset by a 9% decrease in sales volume, primarily due to the lack of a coatings season in most of North America due to poor weather conditions in many areas, as well as weak economic conditions.

     Manufacturing and other costs of sales for the nine months ended September 30, 2003 were higher than in the nine months ended September 30, 2002 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, higher maintenance and fixed costs, and higher costs for utilities, including higher natural gas costs, partially offset by higher fixed cost absorption due to increased production volume. The overall operating rate of the Company's TiO[u]2 plants for the nine months ended September 30, 2003 was 89%, up from 87% in the same period of last year.

     S,D&A expenses for the nine months ended September 30, 2003 increased $6 million, or 8%, from the same period in the prior year primarily due to higher expenses associated with selling and marketing, research and development and professional services fees, partially offset by a decrease in employee-related costs.

Acetyls

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                           ------------------   ------------------
                                                           2003       2002      2003      2002
                                                           ----   -----------   ----   -----------
                                                                  (Restated)*          (Restated)*
                                                                         (Millions)
Net sales...............................................   $115       $91       $316      $239
Operating income........................................      6         8         18         3

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     For the three months ended September 30, 2003, operating income for the Acetyls business segment decreased by $2 million from the third quarter of 2002. This decrease was primarily due to increased manufacturing and other costs of sales ($25 million), partially offset by an increase in average selling prices ($17 million), a reduction in S,D&A expenses ($4 million) and an increase in sales volume ($2 million).

     For the quarter ended September 30, 2003, sales for the Acetyls business segment increased by $24 million, or 26%, from the comparable period in 2002 primarily due to an increase in selling prices. For the three months ended September 30, 2003, the aggregate US dollar price for vinyl acetate monomer ("VAM") and acetic acid increased by 16% over the third quarter of 2002. Certain worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls' principal products were realized. The increased value in US dollar terms of foreign currency denominated sales due to the weaker US dollar also contributed to the increase in net sales. The favorable effect of higher selling prices was further complemented by an increase in sales volume.

     Production costs per ton for VAM and acetic acid in the third quarter of 2003 increased by 13% over the same period in the prior year. These increases were primarily due to higher feedstock and energy costs, particularly natural gas and ethylene.

     S,D&A expenses in the third quarter of 2003 decreased by $4 million from the same quarter of 2002, primarily due to lower legal costs.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003, operating income for the Acetyls business segment increased by $15 million from the nine months ended September 30, 2002. This increase was primarily due to higher average selling prices ($78 million), lower S,D&A expenses ($5 million) and higher sales volume ($2 million), partially offset by increased manufacturing and other cost of sales ($70 million).

     For the nine months ended September 30, 2003, sales increased by $77 million or 32% from the same period of 2002, primarily due to significantly higher selling prices. For the nine months ended September 30, 2003, the aggregate US dollar price for VAM and acetic acid was 29% higher than in the nine months ended September 30, 2002. Certain worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls' principal products were realized. The increased value in US dollar terms of foreign currency denominated sales due to the weaker US dollar also contributed to the increase in net sales. The aggregate sales volume for VAM and acetic acid for the nine months ended September 30, 2003 increased 4% over the comparable period of 2002.

     For the nine months ended September 30, 2003, production costs per ton for VAM and acetic acid increased by 19% from the same period of 2002. These increases were primarily due to higher feedstock and energy costs, particularly natural gas and ethylene.

     S,D&A costs for the nine months ended September 30, 2003 decreased by $5 million from the same period of 2002, primarily due to lower legal costs.

Specialty Chemicals

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------   -----------------
                                                               2003   2002         2003   2002
                                                               ----   ----         ----   ----
                                                                         (Millions)
Net sales...............................................        $23    $24          $72    $70
Operating (loss) income.................................         (1)     2            3      8

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     The Specialty Chemicals segment incurred an operating loss of $1 million for the three months ended September 30, 2003 compared to operating income of $2 million for the three months ended September 30, 2002, due primarily to lower selling prices ($2 million) and higher manufacturing and other costs of sales ($2 million), partially offset by lower S,D&A costs ($1 million).

     Net sales for the three months ended September 30, 2003 of $23 million were $1 million, or 4%, lower than in the three months ended September 30, 2002. Average selling prices for the third quarter of 2003 were 7% lower than the third quarter of 2002, partially offset by a 3% increase in sales volume. The combination of competitive pricing and proportionally higher sales volume in lower-priced product lines contributed to the decrease in average selling prices in the third quarter of 2003 compared to the same period of 2002.

     Manufacturing and other costs of sales were higher in the third quarter of 2003 compared to the same period of the prior year, primarily due to higher raw material costs in 2003 due to an increase in the cost of CST, the principal raw material for the business, and the use of a higher-cost alternative raw material due to the short supply of CST. Although planned downtime and startup issues that impacted the third quarter of 2002 did not recur in the third quarter of 2003, lower production rates to reduce inventory levels resulted in lower fixed cost absorption in the 2003 period.

     For the three months ended September 30, 2003, S,D&A costs were $1 million lower than S,D&A costs in the same period of 2002, primarily due to lower employee-related costs.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Operating income for the nine months ended September 30, 2003 of $3 million was $5 million, or 63%, lower than in the nine months ended September 30, 2002. The decrease was primarily due to lower selling prices ($8 million), partially offset by higher sales volume ($2 million) and lower S,D&A costs ($1 million).

     Net sales of $72 million for the nine months ended September 30, 2003 were $2 million, or 3%, higher than in the nine months ended September 30, 2002. Sales volume for the nine months ended September 30, 2003 was 14% greater than in the nine months ended September 30, 2002, with higher sales volume in most product lines, reflecting the Company's competitive pricing structure. However, the new pricing structure and proportionally higher sales volume in lower-priced product lines contributed to a 10% decrease in average selling prices in the 2003 period.

     Manufacturing and other cost of sales for the nine months ended September 30, 2003 were similar to manufacturing and other costs of sales for the same period in 2002, primarily due to improved production results and higher fixed cost absorption due to higher production volumes, partially offset by higher raw material costs. The production issues that occurred in the nine months ended September 30, 2002 including plant shutdowns, startup issues and high maintenance costs did not recur in the nine months ended September 30, 2003. Raw material costs were higher in the 2003 period due to an increase in the cost of CST, the principal raw material for the business, the use of a higher-cost alternative raw material due to the short supply of CST and higher costs for raw materials other than CST, including natural gas.

     For the nine months ended September 30, 2003, S,D&A costs were $1 million lower than in the same period of 2002, primarily due to lower employee-related costs.

Other

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------   ------------------
                                                           2003       2002      2003       2002
                                                           ----   -----------   ----   -----------
                                                                  (Restated)*          (Restated)*
                                                                         (Millions)
Operating loss..........................................   $(17)      $(1)      $(26)      $--

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Operating loss not identified with the three separate business segments for the three months ended September 30, 2003 of $17 million was $16 million more than the $1 million operating loss for the three months ended September 30, 2002, primarily due to $15 million of reorganization and office closure costs recorded in the third quarter of 2003 as a result of the Company's cost reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above).

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Operating loss not identified with the three separate business segments for the nine months ended September 30, 2003 was $26 million compared to breakeven results for the nine months ended September 30, 2002, primarily due to $16 million of reorganization and office closure costs recorded in the nine months ended September 30, 2003 as a result of the Company's cost-reduction program (see "Cost Reduction Program; Suspension of Dividend" above), a $5 million benefit from the reduction of reserves recorded in the second quarter of 2002 due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, and lower income in 2003 from employee benefit plans related to predecessor businesses.

Equistar

                                                           Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                           ------------------   -------------------
                                                           2003       2002       2003      2002(1)
                                                           ----   -----------   -----   -----------
                                                                  (Restated)*           (Restated)*
                                                                          (Millions)
(Loss) income, as reported by Equistar..................   $(40)      $22       $(235)     $(132)
                                                           ====       ===       =====      =====
(Loss) earnings on Equistar investment, as reported
   by the Company.......................................   $(12)      $ 6       $ (69)     $ (39)
                                                           ====       ===       =====      =====

----------
* The Company's financial statements have been restated as disclosed in Note 2 to the Consolidated Financial Statements included in this Quarterly Report.

(1)  Before cumulative effect of accounting change.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     The Company reported a pre-tax loss on its investment in Equistar of $12 million for the third quarter of 2003, a decrease of $18 million compared to pre-tax income of $6 million for the same quarter of last year.

     Equistar reported a net loss in the third quarter of 2003 of $40 million compared to net income of $22 million in the third quarter of 2002. The $62 million decrease in Equistar's results includes an $11 million charge for the write-off of a polymer research and development facility in the third quarter of 2003. The remainder of the decrease is due to higher raw material and energy costs, primarily natural gas, partially offset by higher average selling prices.

     Equistar's Petrochemicals segment reported operating income of $66 million for the third quarter of 2003, a decrease of $30 million compared to the third quarter of the prior year. The decrease in operating income is due to the combination of lower product margins and a 5% decrease in sales volume. Product margins deteriorated as the cost of energy, particularly natural gas, and raw materials increased more than average sales prices. Revenues for Equistar's Petrochemicals segment in the third quarter of 2003 were 9% higher than the third quarter of the prior year primarily due to higher average selling prices, which were increased in response to the higher cost of production, partially offset by lower sales volume. Benchmark ethylene selling prices averaged 20% higher in the third quarter of 2003 compared to the same period in the prior year, while the benchmark weighted average cost of ethylene production increased approximately 29% (based on the estimated ratio of crude-oil-based liquid raw materials and natural gas-based liquid raw materials used in US ethylene production and is subject to revision by Chemical Marketing Associates, Incorporated).

     Equistar's Polymers segment reported an operating loss of $19 million for the third quarter of 2003 compared to operating income of $6 million for the third quarter of 2002. The $25 million decrease in operating results includes a charge of $11 million for the write-off of the polymer research and development facility in the third quarter of 2003. The remaining decrease in operating results is due to the combination of lower sales volume and lower product margins. The lower product margins is due to raw material cost increases that exceeded the increases in average selling prices. Revenues for Equistar's Polymers segment in the third quarter of 2003 were 3% higher than the third quarter of the prior year primarily due to higher average selling prices, partially offset by an 8% decrease in sales volume. Sales volume in the third quarter of 2003 was approximately 80 million pounds lower than the comparable period in the prior year as the result of the sale of the Bayport polypropylene production facility in the first quarter of 2003.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     The Company reported a pre-tax loss on its investment in Equistar of $69 million for the nine months ended September 30, 2003, an increase of $30 million compared to a pre-tax loss of $39 million for the nine months ended September 30, 2002. The pre-tax loss for the nine months ended September 30, 2003 included $6 million representing the Company's share of debt prepayment costs incurred by Equistar and $4 million representing the Company's share of Equistar's loss on the sale of assets of its polypropylene production facility in Pasadena, Texas (see Note 13 to the Consolidated Financial Statements included in this Quarterly Report).

     Equistar reported a net loss of $235 million for the nine months ended September 30, 2003 compared to a loss before the cumulative effect of an accounting change for goodwill of $132 million for the nine months ended September 30, 2002. Results for the nine months ended September 30, 2003 include an $11 million charge for the write-off of a polymer research and development facility, $19 million of debt prepayment costs, and a loss of $12 million from the sale of assets, while the results for the nine months ended September 30, 2002 include a $33 million negative impact from certain above-market, fixed-price feedstock purchase contracts entered into in early 2001 that largely expired by the end of the first quarter of 2002. During the first nine months of 2003, the chemical industry experienced high and volatile raw material and energy costs, with rapid increases in early 2003, weak demand and excess industry capacity. These factors combined to put downward pressure on industry product margins and sales volume during 2003. These factors also contributed to Equistar's higher loss for the nine months ended September 30, 2003 compared to the same period of the prior year, which includes lower sales volume, partially offset by higher average product margins.

     Equistar's Petrochemicals segment reported operating income of $119 million for the nine months ended September 30, 2003, $32 million less than operating income of $151 million for the same period in the prior year. Excluding approximately $33 million of costs in the first nine months of 2002 due to the above-market, fixed-price feedstock purchase contracts discussed above, operating income for the first nine months of 2003 was $65 million lower than the same period of 2002. The lower operating income is primarily due to significant increases in raw material and energy costs and lower sales volume, partially offset by increases in average selling prices. In response to increases in the production cost of ethylene, as a result of significantly higher energy and raw material costs in the first nine months of 2003 compared to the first nine months of 2002, Equistar implemented significant sales price increases for substantially all of its products. Benchmark ethylene and propylene sales prices averaged 33% and 22% higher, respectively. However, sales volume decreased 8% due to the industry-wide slowing of demand and the negative effect of higher selling prices.

     Equistar's Polymers segment reported an operating loss of $81 million for the nine months ended September 30, 2003, $40 million higher than the operating loss of $41 million for the same period in the prior year. The higher operating loss includes a charge of $11 million for the write-off of the polymer research and development facility and a loss of $12 million on the sale of the Bayport polypropylene production facility. The remaining increase in operating loss for the nine months ended September 30, 2003 is due to a decrease in sales volume, partially offset by higher polymer product margins. Revenues for the nine months ended September 30, 2003 increased 6% from the same period in the prior year due to higher average selling prices, which increased in response to higher raw material costs, partially offset by a 15% decrease in sales volume. Sales volume decreased due to an industry-wide slowing of demand in 2003 and the sale of the Bayport polypropylene production facility in the first quarter of 2003. Product margins were higher in the first nine months of 2003 as higher average selling prices more than offset higher raw material costs.

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

     Cash used in operating activities for the nine months ended September 30, 2003 was $47 million compared to $52 million provided by operations for the nine months ended September 30, 2002. The $99 million change in cash from operating activities was primarily due to unfavorable movements in trade working capital (accounts receivable, inventory, and accounts payable) in the first nine months of 2003 compared to the same period in the prior year ($95 million) and lower operating income before depreciation and amortization ($4 million). The unfavorable movements in trade working capital are mostly due to the timing of vendor payments and higher finished products inventory levels at September 30, 2003 compared to September 30, 2002, reflecting the Company's decision to not curtail production levels until the third quarter of 2003 in response to product demand weakness during 2003.

     Cash used in investing activities for capital expenditures in the nine months ended September 30, 2003 was $29 million compared to $43 million used for capital expenditures in the nine months ended September 30, 2002. The 33% decrease in capital spending from the nine months ended September 30, 2002 reflects the Company's continued focus on optimization of its asset base. Capital spending for 2003 is expected to be approximately $50 million.

     Cash provided by financing activities was $100 million in the first nine months of 2003 compared to $2 million used in the first nine months of 2002. Financing activities in 2003 included $117 million of net debt proceeds, while

2002 included $24 million of net debt proceeds. Dividends paid to shareholders totaled $17 million in the first nine months of 2003 versus $26 million in the same period of 2002.

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost-reduction program announced on July 21, 2003. The Company expects to record charges totaling $19 million to $21 million associated with this program. The Company recorded charges primarily for severance-related costs for departing employees of $15 million and $1 million in the three months ended September 30, 2003 and June 30, 2003, respectively. The remaining charges, estimated at $3 million to $5 million, are expected to be recorded during the next several quarters. Cash payments of $7 million for the implementation of this program were made in the third quarter of 2003.
The remainder of the cash payments relating to this program, which are estimated to be $17 million, will be disbursed during the next several quarters.

     In addition, in July 2003, the Company announced the suspension of the payment of dividends on its common stock, as more fully described at "Cost Reduction Program; Suspension of Dividend" above. The decision to suspend payment of dividends will decrease the Company's reported cash outflows from financing activities by approximately $17 million in 2003 versus 2002 and by approximately $34 million in 2004 versus 2002.

     On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes, which are guaranteed by the Company. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Under the terms of this issuance and sale, Millennium America and the Company entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and the Company agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, the Company filed a registration statement with the Securities and Exchange Commission. However, as of November 14, 2003, the Company has not been able to cause this exchange offer registration statement to be declared effective. As a result, beginning October 22, 2003, Millennium America and the Company are obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 million additional amount of notes. Such additional interest will be paid until such time as the registration statement becomes effective.

     The Company depends on the Credit Agreement and the European revolving securitization arrangement discussed below as its primary source of liquidity for its operations and working capital needs. At October 31, 2003, the Company had $58 million outstanding ($40 million of outstanding borrowings and outstanding undrawn standby letters of credit of $18 million) under the Revolving Loans and, accordingly, had $117 million of unused availability under such facility, and had $47 million outstanding under the Term Loans. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit of $6 million under other arrangements. As these letters of credit mature, the issuers could require the Company to renew them under the Credit Agreement. If this were to occur, it would result in a corresponding decrease in availability under the Credit Agreement. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $31 million at October 31, 2003.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As of September 30, 2003, the Company was not in compliance with the Leverage Ratio and Interest Coverage Ratio covenants described below. Accordingly, the Company obtained a waiver on September 30, 2003, which was then extended on November 10, 2003, of the provisions of these financial covenants. This waiver, as so extended, expires on December 31, 2003. The Company is seeking an amendment to the Credit Agreement to revise these financial covenants, among other things. Based on its discussions with the agent banks and the lending banks under the Credit Agreement, the Company believes that it will be able to obtain this amendment prior to the expiration of the waiver. However, the amendment will not become effective unless the Company obtains at least $110 million of long-term financing in the capital markets prior to the expiration of the current waiver. The funds so obtained would be used to repay secured Term Loans of approximately $47 million and to enable the Company to terminate its European accounts receivable securitization program of approximately $60 million. The Company believes that it will be able to obtain the requisite financing on or before December 31, 2003, at which time the amendment to the

Credit Agreement referred to above would become effective. If the Company is not able to obtain the requisite financing on or before December 31, 2003, the Company believes that it would be able to extend the current waiver to provide additional time to obtain such financing or otherwise amend or refinance the Credit Agreement. In addition, the Company had at October 31, 2003, approximately $125 million of cash and cash equivalents held primarily by foreign subsidiaries, which the Company would be able to utilize to provide liquidity in the near-term until it is able to obtain the requisite financing, or amend or refinance the Credit Agreement. If the Credit Agreement is terminated and refinanced, the collateral currently securing the Credit Agreement would be released and available to secure other debt of the Company or its subsidiaries. The Company expects that it will incur additional costs in the form of fees and interest in connection with any such waiver, amendment or refinancing, and that additional restrictions will be imposed on the Company as a result thereof. The total amount of debt outstanding under the Credit Agreement at September 30, 2003 of $94 million, which includes $47 million of Term Loans and $47 million of Revolving Loans, is classified as a current liability at September 30, 2003 because the current waiver expires at December 31, 2003.

     The financial covenants in the Credit Agreement include a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon consummation of the June 2002 offering of the $100 million additional principal amount of the 9.25% Senior Notes and repayment of the Credit Agreement debt described above and in Note 8 to the Consolidated Financial Statements included in this Quarterly Report. The April 2003 amendment was not conditioned on the sale of 9.25% Senior Notes. Under the covenants, as amended in April of 2003, the Company is required to maintain a Leverage Ratio of no more than 5.25 to 1.00 for the fourth quarter of 2003; 5.00 to 1.00 for the first and second quarters of 2004; 4.75 to 1.00 for the third and fourth quarters of 2004; and
4.00 to 1.00 for the first quarter of 2005 and thereafter; and an Interest Coverage Ratio of no less than 2.25 to 1.00 for the fourth quarter of 2003; 2.50 to 1.00 for the first, second, third and fourth quarters of 2004; and 3.00 to
1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, the Term Loans must be prepaid with a portion of the net cash proceeds of such sale. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement);
(2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes and $250 million aggregate principal amount of 7.625% Senior Debentures that are fully and unconditionally guaranteed by the Company. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and
(iii) the ability of Millennium America and the Company to merge, consolidate or transfer substantially all of their respective assets. This indenture allows the Company to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2003, any reduction in CNTA below approximately $1.5 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.1 billion at September 30, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by the Company. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its common stock or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. If this ratio were to cease to be greater than 2.25 to 1.00, there would be certain restrictions on the Company's ability to incur additional indebtedness and pay dividends, repurchase capital stock or make certain other restricted payments. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Standard & Poor's ("S&P") and Moody's Investor Services, Inc. ("Moody's") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

     At September 30, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, the 7.00% Senior Notes and the 7.625% Senior Debentures.

     The Company, as well as the Senior Notes, are rated BB- by S&P with a stable outlook. The Company has received a senior implied rating of Ba2 and the Senior Notes are rated Ba3 by Moody's. Moody's currently has the Company on CreditWatch for possible downgrade and has assigned a negative outlook. These ratings are non-investment grade ratings. On March 7, 2003, S&P lowered the Company's credit rating from investment grade rating BBB- to non-investment grade rating BB+ with a negative outlook, reflecting S&P's concern regarding the Company's ability to generate the cash flow necessary to substantially improve its financial profile during a period of economic uncertainties and higher raw material costs. On July 22, 2003, S&P again lowered the Company's credit rating from BB+ to BB, citing the Company's July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemical industry as factors that are likely to further delay the Company's efforts to restore its financial profile. On August 6, 2003, S&P announced that it had placed the Company's credit ratings on CreditWatch with negative implications, citing the Company's August 6, 2003 announcement regarding restatements of financial statements. On September 22, 2003, S&P, lowered the Company's credit rating to BB- from BB citing the Company's subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years. At that time, S&P also removed the Company's credit ratings from CreditWatch and revised its current outlook from negative to stable. Moody's affirmed the Company's non-investment grade rating on June 19, 2002, but revised its ratings outlook to negative from stable, reflecting Moody's concern over the Company's cash flow performance in the fourth quarter of 2001 and the first quarter of 2002. On July 23, 2003, Moody's announced that it had placed the Company's credit ratings under review for possible downgrade due to Moody's concern that weaker North American demand for titanium dioxide combined with pricing pressure could translate into weaker credit metrics and less free cash flow for the near term. On August 13, 2003, Moody's announced that it had lowered the Company's senior implied rating to Ba2, and the Senior Notes' rating to Ba3, citing the Company's high leverage, modest coverage of interest expense, weaker than anticipated TiO[u]2 demand and potential covenant compliance issues. The ratings remain under review by Moody's for possible downgrade pending Moody's analysis of announced accounting errors and related financial statement restatements, and the Company's current outlook for its business. As a result of the non-investment grade ratings by both S&P and Moody's, the Company was required to provide, in April 2003, a $2.5 million letter of credit, which remains outstanding, to secure its obligations under a real estate lease, resulting in an equal reduction of availability under the Revolving Loans. Furthermore, the Company could be required to cash collateralize the mark-to-market positions of certain derivative instruments which expire in January 2004, dependent upon the market value of these instruments. Based on the current market value of the instruments, the Company is not required to place any funds on deposit with the counterparty to these transactions. In addition, these actions by Moody's and S&P could heighten concerns of the Company's creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

     Since March 2002, the Company has been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year, at the option of the third party), with maximum availability of 70 million euros, which is treated, in part, as a sale under accounting principles generally accepted in the United States of America. Accordingly, transferred trade receivables that qualify as a sale, $58 million and $61 million outstanding at September 30, 2003 and December 31, 2002, respectively, were removed from the Company's Consolidated Balance Sheets. The Company continues to carry its retained interest in a portion of the transferred assets that do not qualify as a sale, $9 million and $9 million at September 30, 2003 and December 31, 2002, respectively, in Trade receivables, net in its Consolidated Balance Sheets at amounts that approximate net realizable value based upon the Company's historical collection rate for these trade receivables. Unused availability under this arrangement at September 30, 2003 was 12 million euros. For the nine months ended September 30, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $253 million and $159 million, respectively. Cash flows from this securitization arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows. The cost of sale associated with this arrangement was $1 million and $2 million for the three months and nine months ended September 30, 2003, respectively, and $1 million and $2 million for the three months and nine months ended September 30, 2002, respectively. Administration and servicing of the trade receivables under the arrangement remains with the Company. Servicing liabilities associated with the transaction are not significant. In the event the Company's unsecured long-term debt is downgraded to a rating of either B2 by Moody's or B by S&P, the counterparty would have the right to terminate the securitization arrangement. As discussed above, the Company currently anticipates that it will terminate the securitization arrangement on or before December 31, 2003.

     The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody's August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14 million, net of $1 million of proceeds from the termination of its forward purchase contract. The Company's obligation under this agreement was $14 million at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 million for each of the three months and nine months ended September 30, 2003, a loss of $2 million for the nine months ended September 30, 2002, and for the three months ended September 30, 2002 was not significant. The change in value of the forward purchase agreement was a gain of $1 million for each of the three months and nine months ended September 30, 2003, which is included in Selling, development and administrative expense.

     In July 2003, the Company paid $19 million to the Internal Revenue Service relating to a preliminary settlement of federal tax for audit years 1989 through 1992.

     The Company's focus for the remainder of 2003 and for the near-term future is to sustain the benefits of cost reduction efforts achieved to date, achieve further benefits from cost reduction actions announced in the third quarter of 2003, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. The Company believes these efforts, along with the borrowing availability under the Credit Agreement (as it may be amended or refinanced), the successful completion of the Credit Agreement amendment and long-term financing discussed above, and considering the suspension of the payment of dividends on the Company's common stock announced in the third quarter of 2003, will be sufficient to fund the Company's cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement (as it may be amended or refinanced).

     The maturities of the Company's Long-term debt through 2008 and thereafter are as follows:

                                   October 1-
                                  December 31,
                                      2003       2004   2005   2006   2007   2008   Thereafter    Total
                                  ------------   ----   ----   ----   ----   ----   ----------   ------
                                                                (Millions)
Revolving Loans................       $--         $47    $--   $ --    $--   $ --      $ --      $   47
Term Loans.....................        --          47     --     --     --     --        --          47
7.00% Senior Notes.............        --          --     --    500     --     --        --         500
7.625% Senior Debentures.......        --          --     --     --     --     --       250         250
9.25% Senior Notes.............        --          --     --     --     --    475        --         475
Other Long-term debt...........         2           5      5      5      2      1         4          24
                                      ---         ---    ---   ----    ---   ----      ----      ------
Maturities of Long-term debt...       $ 2         $99    $ 5   $505    $ 2   $476      $254       1,343
                                      ===         ===    ===   ====    ===   ====      ====
Non-cash components of
   debt........................                                                                      20
                                                                                                 ------
Total Long-term debt...........                                                                   1,363
Less:  Current maturities of
   long-term debt..............                                                                     (99)
                                                                                                 ------
Total Long-term debt                                                                             $1,264
                                                                                                 ======

                          Critical Accounting Policies

     The preparation of the Company's financial statements requires management to apply accounting principles generally accepted in the United States of America to the Company's specific circumstances and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     There have been no revisions to the critical accounting policies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003.

                         Recent Accounting Developments

     See Note 4 to the Consolidated Financial Statements included in this Quarterly Report for a discussion of recent accounting developments.

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

     The Company carried out an evaluation as of the end of the period covered by this quarterly report on Form 10-Q under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period.

(b) In light of the restatements described in Note 2 to the Consolidated Financial Statements included in this Quarterly Report, the Company is considering whether any changes to enhance the Company's internal control processes and procedures are warranted. There were no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002, as amended, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, as amended, and June 30, 2003 and no termination of any proceeding required to be disclosed in response to this Item 1.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

     10.1 Form of Separation and Consulting Agreement by and among Millennium Chemicals Inc., Millennium America Holdings Inc. and William M. Landuyt, dated September 1, 2003**'D'

     10.2 Form of Separation and Consulting Agreement by and among Millennium Chemicals Inc., Millennium Inorganic Chemicals Inc. and each of Peter
          P. Hanik and David L. Vercollone, dated August 1, 2003.**'D'

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

     99.1 Information relevant to forward-looking statements.**

(b)  Reports on Form 8-K.

     Current Reports on Form 8-K dated August 21, 2003, August 22, 2003, September 16, 2003, November 10, 2003 and November 12, 2003 were filed during the quarter ended September 30, 2003 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

**   Filed herewith.

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLENNIUM CHEMICALS INC.


Date: November 14, 2003                   By:        /s/ JOHN E. LUSHEFSKI
                                              ----------------------------------
                                                      John E. Lushefski
                                              Executive Vice President and Chief
                                                      Financial Officer
                                               (as duly authorized officer and
                                                 principal financial officer)

                                  Exhibit Index

Exhibit
 Number                         Description of Document
-------                         -----------------------
  10.1    Form of Separation and Consulting Agreement by and among Millennium
          Chemicals Inc., Millennium America Holdings Inc. and William M. Landuyt,
          dated September 1, 2003.

  10.2    Form of Separation and Consulting Agreement by and among Millennium
          Chemicals Inc., Millennium Inorganic Chemicals Inc. and each of Peter
          P. Hanik and David L. Vercollone, dated August 1, 2003.

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

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'
Characters normally expressed as subscript shall be preceded by......... [u]
The dagger symbol shall be expressed as................................. 'D'