Form 10-K
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2004-03-12
CIK 1018099

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
  Title of each class                                     on which registered
-----------------------                                 -----------------------
Common Stock, par value                                 New York Stock Exchange
    $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 75 days. Yes [X] No [ ].

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

     The aggregate market value of voting stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (based upon the closing price of $9.51 per common share as quoted on the New York Stock Exchange), was approximately $593 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly-owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 5, 2004, was 64,605,553 shares, excluding 13,291,033 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote.

                       Documents Incorporated by Reference

     Portions of the registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

                                TABLE OF CONTENTS

Item                                                                                 Page
----                                                                                 ----
                                     PART I

1. Business.......................................................................      5

2. Properties.....................................................................     23

3. Legal Proceedings..............................................................     23

4. Submission of Matters to a Vote of Security Holders............................     26

                                     PART II

5. Market for the Registrant's Common Equity and Related Shareholder Matters......     27

6. Selected Financial Data........................................................     27

7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations..................................................................     29

7A. Quantitative and Qualitative Disclosures about Market Risk....................     55

8.  Financial Statements and Supplementary Data...................................     56

9.  Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure.................................................................    100

9A. Controls and Procedures.......................................................    100

                                    PART III

10. Directors and Executive Officers of the Registrant............................    101

11. Executive Compensation........................................................    101

12. Security Ownership of Certain Beneficial Owners and Management................    101

13. Certain Relationships and Related Transactions................................    101

14. Principal Accountant Fees and Services........................................    101

                                    PART IV

15. Exhibits, Financial Statement Schedule and Reports on Form 8-K................    102

    Signatures....................................................................    107

Disclosure Concerning Forward-Looking Statements

     The statements in this Annual Report on Form 10-K (the "Annual Report") that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. and its majority-owned subsidiaries (the "Company") or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

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

                           Non-GAAP Financial Measures

     Financial measures based on accounting principles generally accepted in the United States of America ("GAAP") are commonly referred to as GAAP financial measures. A non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses non-GAAP financial measures, primarily EBITDA. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings, and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies' performance. EBITDA identified above is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures used by other companies.

     The Company also periodically reports adjusted net or operating income
(loss) or adjusted EBITDA, excluding designated items. Management believes that excluding these items generally helps investors to compare operating performance between two periods. Adjusted data are not reported without an explanation of the items that are excluded.

                                     PART I

Item 1. Business

     The Company is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

     The Company has three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. The Company also owns a 29.5% interest in Equistar, a partnership between the Company and Lyondell Chemical Company ("Lyondell"). The Company accounts for its interest in Equistar as an equity investment.

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

     The Company manages its operations under an operational excellence business model, focused on optimizing cash flow while providing resources for disciplined growth. As a result of a strategic review completed in mid-2003, and a cost reduction program that was implemented as a result of that review, the Company identified and communicated three priorities for the near to medium term: 1) achieving a world class cost position in its core businesses; 2) focusing on earning its customers' business with highly competitive products and services; and 3) improving financial flexibility through debt reduction. These priorities provide the foundation for the Company's management structures, work processes, and pay practices.

     The Company was incorporated in Delaware on April 18, 1996 and became a publicly traded company following its demerger (i.e., spin-off) from Hanson plc ("Hanson"), a company incorporated in the United Kingdom, on October 1, 1996 (the "Demerger"). The Company's principal executive offices are located at 20 Wight Avenue, Suite 100, Hunt Valley, MD 21030. Its telephone number is (410) 229-4400 and its fax number is (410) 229-5003. Its website is http://www.millenniumchem.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments thereto are available free of charge through the Company's website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company's website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

     In this Annual Report:

     o References to the Company are to Millennium Chemicals Inc., including its consolidated subsidiaries, except as the context otherwise requires.

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

                                Business Segments

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's selling, development and administrative ("S,D&A") costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Annual Report), are grouped under the heading Other. See Note 16 to the Consolidated Financial Statements included in this Annual Report. The Company's 29.5% interest in Equistar is accounted for under the equity method. See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.

     The Company's Titanium Dioxide and Related Products segment is operated through Millennium Inorganic Chemicals Inc. and its non-United States affiliates (collectively, "Millennium Inorganic Chemicals"). Third party equity investors own a minority interest in Millennium Inorganic Chemicals Do Brasil S.A. ("Millennium Brasil"), which is one of the non-United States affiliates of the Titanium Dioxide and Related Products segment. The Company's Acetyls segment is operated through Millennium Petrochemicals Inc. ("Millennium Petrochemicals"), and the Company's Specialty Chemicals segment is operated through Millennium Specialty Chemicals Inc. ("Millennium Specialty Chemicals"). In addition to its 29.5% interest in Equistar, the Company owns an 85% interest in La Porte Methanol Company, a Delaware limited partnership, which owns a methanol plant located in La Porte, Texas and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. La Porte Methanol Company is included in the Company's Consolidated Financial Statements.

                               Principal Products

     The following is a description of the principal products of each of the Company's three business segments:

                   Product                                    Uses
                   -------                                    ----
Titanium Dioxide and Related Products:
   Titanium dioxide ("TiO[u]2")..............   A white pigment used to provide
                                                whiteness, brightness, opacity
                                                and durability in paint and
                                                coatings, plastics, paper and
                                                elastomers.

   Titanium tetrachloride ("TiCl[u]4").......   The intermediate product used in
                                                making TiO[u]2. TiCl[u]4 is also
                                                used for: the manufacture of
                                                titanium metal, which is used to
                                                make a wide variety of products
                                                including eyeglass frames,
                                                aerospace parts and golf clubs;
                                                the manufacture of catalysts and
                                                specialty pigments; and as a
                                                surface treatment for glass.

                   Product                                    Uses
                   -------                                    ----
   Zirconium-based compounds and chemicals...   Chemicals used in coloring for
                                                ceramics, in pigment surface
                                                treatment, solid oxide fuel
                                                cells and to enhance optics.

   Ultra-fine TiO[u]2........................   Nanoparticle and ultra-fine
                                                products used in optical,
                                                electronic, catalyst and
                                                ultra-violet absorption
                                                applications.

   Silica gel................................   Inorganic product used to reduce
                                                gloss and control flow in
                                                coatings. Also used to stabilize
                                                beer and extend the shelf life
                                                of plastic films, powdered food
                                                products and pharmaceuticals.

   Cadmium-based pigments....................   Inorganic colors used in
                                                engineered plastics, artists'
                                                colors, ceramics, inks,
                                                automotive refinish coatings,
                                                coil and extrusion coatings,
                                                aerospace coatings and specialty
                                                industrial finishes.

   Zircon Sand ("Zircon")....................   A coarse fine white mineral
                                                powder used in refractory
                                                material, ceramic material and
                                                foundry sand.

Acetyls:
   Vinyl acetate monomer.....................   A petrochemical product used to
                                                produce a variety of polymers
                                                products used in adhesives,
                                                water-based paint, textile
                                                coatings and paper coatings.

   Acetic acid...............................   A feedstock used to produce
                                                vinyl acetate monomer,
                                                terephthalic acid (used to
                                                produce polyester for textiles
                                                and plastic bottles), industrial
                                                solvents, and a variety of other
                                                chemicals.

   Methanol..................................   A feedstock used to produce
                                                acetic acid; methyl tertiary
                                                butyl ether ("MTBE"), a gasoline
                                                additive; formaldehyde; and
                                                several other products. The
                                                Company is a producer of
                                                methanol through its 85%
                                                interest in La Porte Methanol
                                                Company.

Specialty Chemicals:
   Terpene fragrance chemicals...............   Individual components that are
                                                blended to make fragrances used
                                                in detergents, soaps, perfumes,
                                                personal-care items and
                                                household goods.

   Flavor chemicals..........................   Individual components that are
                                                blended to impart or enhance
                                                flavors used in toothpaste,
                                                chewing gum and other consumer
                                                products.

     For a description of Equistar's principal products, see "Equity Interest in Equistar" below.

                      Titanium Dioxide and Related Products

Titanium Dioxide

     The Company is the second-largest producer of TiO[u]2 in the world, based on reported production capacities. TiO[u]2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

     As of the date of this report, the Company's annual production capacity, using the chloride process and the sulfate process discussed below, is approximately 690,000 metric tons per annum.

     The Company has decided to rationalize certain equipment at its Le Havre, France plant in the second quarter of 2004, which will result in the reduction of the rated capacity for that plant from 95,000 metric tons per annum to 65,000 tons per annum. This rationalization will include the idling of certain equipment. In addition to the Le Havre plant reduction, in the second quarter of 2004, the Company will also recognize an aggregate gain of 10,000 metric tons per annum of production capacity at its Ashtabula, Ohio and Australian chloride plants, due primarily to reliability improvements made with a limited investment in those plants. Therefore, in the second quarter of 2004, the Company's total net reduction of production capacity for TiO[u]2 will be 20,000 metric tons per annum. The rated capacities provided in the table below reflect both the reduction of capacity at the Le Havre plant and the increase in capacity at the Ashtabula, Ohio and Australian plants.

                   Millennium Chemicals' TiO[u]2 Rated Capacity
                             (metric tons per annum)

                                                                      Percentage
Process                                                   Capacity   of Capacity
-------                                                   --------   -----------
Chloride...............................................    515,000        77%
Sulfate................................................    155,000        23%
                                                          --------   -----------
   Total...............................................    670,000       100%

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

     The Company's TiO[u]2 plants are located in the four major world markets for TiO[u]2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland and two in Ashtabula, Ohio have aggregate production capacities of 265,000 tpa using the chloride process. The plant in Salvador, Bahia, Brazil has a capacity to produce approximately 60,000 tpa using the sulfate process. The Company also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 120,000 tpa of ilmenite (titanium-bearing ore), which is generally consumed in the Salvador TiO[u]2 plant, and 19,000 tpa of zircon and 2,000 tpa of natural rutile titanium ore, which are sold to third parties. The Company's Stallingborough, United Kingdom plant has chloride-process production capacity of 150,000 tpa. The plants in France at Le Havre, Normandy and Thann, Alsace have sulfate-process capacities of 65,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 100,000 tpa.

     The Company's TiO[u]2 plants operated at an average rate of 89%, 89% and 85% of installed capacity during 2003, 2002 and 2001, respectively. Production volumes for 2003 and 2002 were similar. The increase in the operating rate in 2002 compared to the rate in 2001 was primarily due to higher production driven by increased market demand.

     Titanium-bearing ores used in the TiO[u]2 extraction process (ilmenite, leucoxene and natural rutile) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat ilmenite to extract iron and other minerals and produce slag or synthetic rutile with higher TiO[u]2 concentrations, resulting in lower amounts of wastes and by-products during the TiO[u]2 production process. Ores are generally shipped by bulk carriers from terminals in the country of origin to TiO[u]2 production plants, usually located near port facilities. The Company obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, and Ukraine, generally pursuant to one- to six-year supply contracts expiring in 2004 through 2006.
Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources

Limited are the world's largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 71% of the titanium ores and upgraded titaniferous raw materials purchased by the Company in 2003.

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

     A number of the raw materials used by the Company in the production of TiO[u]2 are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the Company could suffer reduced supplies and/or be forced to incur increased prices for these raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company. At the present time, chloride- and sulfate-process feedstock is available in sufficient quantities.

     Of the total 591,000 metric tons of TiO[u]2 sold by the Company in 2003, approximately 61% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 14% to customers in the paper industry, and approximately 1% to other customers. The Company's ten largest customers accounted for approximately 40% of its TiO[u]2 sales volume in 2003. The Company experiences some seasonality in its sales because, in general, its customers' sales of paint and coatings are greatest in the spring and summer months.

     TiO[u]2 is sold by the Company either directly to its customers or, to a lesser extent, through agents or distributors. TiO[u]2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

     The global markets for TiO[u]2 and related products are highly competitive. The Company competes primarily on the basis of price, product quality and service. Certain of the Company's competitors are more vertically integrated than the Company, producing titanium-bearing ores as well as TiO[u]2. The Company is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies that facility. The Company's major competitors in the TiO[u]2 business are E. I. Du Pont de Nemours and Company ("DuPont"); Kerr-McGee Chemical Corporation (both directly and through various joint ventures) ("Kerr-McGee Chemicals"), a unit of Kerr-McGee Corporation; Huntsman Tioxide ("Huntsman"), a business segment of Huntsman International LLC; and Kronos Worldwide, Inc. ("Kronos"), a majority-owned subsidiary of NL Industries Inc. Collectively, DuPont, the Company, Kerr-McGee Chemicals, Huntsman and Kronos account for approximately three-quarters of the world's production capacity.

     In certain applications, TiO[u]2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments, both ground and precipitated forms, and synthetic polymers materials. New plant capacity additions in the TiO[u]2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity. As of the date of this report, no major new plant capacity additions or expansions have been announced in the TiO[u]2 industry.

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

     Ultra-fine TiO[u]2 Products: Ultra-fine TiO[u]2 products are produced at the Company's plant in Thann, Alsace, France. These non-pigmentary products with a particle size of less than 150 nanometers in size are produced and sold for their physio-chemical characteristics in various applications. The Company is a major supplier of ultra-fine TiO[u]2 used to remove nitrogen oxides from power plant emissions. The principal competitors in the ultra-fine TiO[u]2 products market are Ishihara Sangyo Kaisha, Ltd., Kerr-McGee Chemicals, and Tayca Corporation.

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

     Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company's SiLCRON'r' brand of fine-particle silica gel is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON'r' is also used in food and pharmaceutical applications. SiL-PROOF'r' grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica gel is distributed in dry form in palletized bags by truck and ocean carrier. The Company's principal competitors in this market are W.R. Grace & Co., Ineos Silicas, The PQ Corporation, and Fuji Silysia Ltd.

     Cadmium-based Pigments: The Company manufactures a line of cadmium-based colored pigments at its St. Helena, Maryland plant, and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists' colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, the Company has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier. The principal competitor in this market is Johnson Matthey plc.

     Zircon: Zircon is a coproduct of titanium minerals production mined at the Company's Mataraca, Paraiba, Brazil mineral sands mine. Zircon is stable to very high temperatures and insoluble in water, dilute acids and hot concentrated sulfuric acid. Zircon is used primarily as an opacifier in the ceramics industry (particularly in ceramic tiles) and is also sold to molders for use in refractory and foundry applications. The Company's principal competitor in this market is INB.

                                     Acetyls

     The following table sets forth information concerning the Company's annual production capacity, as of the date of this report, for its principal Acetyls products:

                  Millennium Chemicals' Acetyls Rated Capacity
                         (millions of pounds per annum)

Product                                                                 Capacity
-------                                                                 --------
Vinyl Acetate Monomer ("VAM")........................................       850
Acetic Acid..........................................................     1,200

     The Company also owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see "La Porte Methanol Company" below.

Vinyl Acetate Monomer

     The Company is the second-largest producer of VAM in North America, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located next to the Company's acetic acid plant at La Porte, Texas. The process used by the Company to produce VAM is proprietary.

     The principal feedstocks for the production of VAM are acetic acid and ethylene. The Company obtains its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

     The Company has a long-term agreement with DuPont to convert acetic acid produced at the Company's La Porte, Texas plant into VAM through DuPont's nearby VAM plant and to acquire all the VAM production at DuPont's plant not utilized internally by DuPont. The contract expires on December 31, 2006 but may be extended by mutual agreement thereafter from year-to-year. The conversion agreement increases the Company's effective VAM capacity to approximately 11% of the world's installed capacity.

     The Company sells VAM into domestic and export markets under contracts that range in term from one to seven years, as well as on a spot basis. The majority of sales are completed under contract. The pricing for domestic contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. The Company also sells VAM to Equistar pursuant to a yearly contract at a formula-based price. Equistar has provided notice to the Company that it will terminate this contract on December 31, 2004. The Company ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. The Company has bulk storage arrangements for VAM in the Netherlands, the United Kingdom, Italy, Turkey and several Asian countries to better serve its customers' requirements in those regions. Sales are made through the Company's direct sales force and through agents and distributors. The Company's ten largest VAM customers accounted for approximately 71% of its VAM sales volume in 2003.

     The global market for VAM is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company's principal competitors in the VAM business are Celanese AG ("Celanese"); BP p.l.c. ("BP"); Dow Chemical Company ("Dow"); Acetex Chemie S.A., a subsidiary of Acetex Corporation ("Acetex"); and Dairen Chemical Corporation.

Acetic Acid

     The Company is the second-largest producer of acetic acid in North America, and the third-largest producer worldwide, based on reported production capacities. Its acetic acid plant is located at La Porte, Texas, near its VAM plant. In 2003, the Company used approximately 54% of its acetic acid production to produce VAM. The Company utilizes proprietary technology to produce acetic acid.

     The principal raw materials required for the production of acetic acid are carbon monoxide and methanol. The Company purchases its carbon monoxide from Linde AG ("Linde") pursuant to a long-term contract under which pricing is based primarily on cost of production. Linde produces this carbon monoxide at its synthesis gas ("syngas") plant at La Porte, Texas. La Porte Methanol Company, 85% owned by the Company, and 15% owned by Linde, supplies all of the Company's requirements for methanol. See "La Porte Methanol Company" below.

     Acetic acid not consumed internally by the Company for the production of VAM is sold into domestic and export markets under contract and on a spot basis. Contracts range in term from one to five years. Pricing for domestic sales under these contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck. Sales are made through the Company's direct sales force and through agents and distributors. The top ten customers accounted for approximately 71% of the Company's acetic acid sales volume in 2003.

     The global market for acetic acid is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company's principal competitors in the acetic acid business are Celanese, BP, Kyodo Sakusan, Acetex and Eastman Chemical Company ("Eastman").

                               Specialty Chemicals

     The Company is one of the world's leading producers of terpene-based fragrance ingredients and a major producer of flavor ingredients, primarily for the oral care markets. In addition, the Company supplies products for a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, like pine oil, for the hard surface cleaner markets.

     The Company operates manufacturing facilities in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of crude sulfate turpentine ("CST"), the key raw material used by the Company for the production of fragrance ingredients. Through fractionation, the components of CST are separated into relatively pure individual materials, such as alpha- and beta-pinene. The Company believes it is the largest purchaser and distiller of CST in the world, based on the amount of CST processed. Sophisticated chemical processes are then used to produce a number of fragrance and flavor ingredients.

     The Jacksonville facility also produces synthetic pine oil, anethole, l-carvone and coolants. Synthetic pine oil is an active ingredient in cleaning products. Anethole is a flavor ingredient and sweetener used in mint formulations, primarily in the oral care market. L-carvone is the primary component in spearmint oil and is used in flavor formulations. Coolants are used in confectionery, oral care and other food and personal care applications. The Brunswick site produces linalool, geraniol and dihydromyrcenol from the alpha-pinene component of CST. Linalool, geraniol and dihydromyrcenol are used in a wide range of fragrance applications including soaps, detergents and fine fragrances. Linalool and geraniol are produced utilizing a proprietary and, the Company believes, unique technology. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance ingredients, including linalyl and geranyl acetate, citronellol and dimethyloctanol. The Company believes, based on production capacity, it operates the world's largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over three thousand tons.

     CST is a by-product of the kraft papermaking process. The Company purchases CST from approximately 30 pulp mills in North America. These purchases are made under long-term contracts in order to ensure a stable supply of CST. Additionally, the Company purchases quantities of gum turpentine or its derivatives from Indonesia, China and other Asian countries, Europe and South America, as business conditions dictate.

     Fragrance ingredients are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. The Company sells directly worldwide to major soap, detergent and fabric conditioner producers. It also sells a significant quantity of product to the major fragrance compounders and to producers of cosmetics and toiletries. Approximately 68% of the Company's specialty chemical sales are to users of fragrance ingredients, 23% are to users of flavor ingredients, and 9% are to users of solvents and cleaners and industrial specialties. Approximately 60% of the Company's 2003 specialty chemicals sales were made outside the United States to approximately 49 different countries. Sales are made primarily through the Company's direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

     The markets in which the Company's Specialty Chemicals business segment competes are highly competitive. The Company competes primarily on the basis of price, quality, service and on its ability to produce its products to the technical and quality specifications of its customers. The Company works closely with many of its customers in developing products to satisfy specific requirements of those customers. The Company's supply agreements with customers are typically short-term in duration (up to one year). Therefore, its Specialty Chemicals business segment is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. From time to time, a customer may change the formulations of an end product in which one of the Company's fragrance ingredients is used, which may affect demand for that ingredient. The top ten customers accounted for approximately 57% of the Company's Specialty Chemicals business segment revenue in 2003. The major Specialty Chemicals competitors are BASF AG, Givaudan SA, Derives Resiniques Et Terpeniques (DRT), Kuraray Co. LTD and International Flavors & Fragrances Inc.

                            Research and Development

     The Company's expenditures for research and development totaled $21 million, $20 million and $20 million in 2003, 2002 and 2001, respectively. Research and development expense increased by approximately $1 million from 2002 to 2003 due to the Company's intensified focus on product quality and improvement. The Company conducts research at its facilities in Baltimore, Maryland; Stallingborough, United Kingdom; Bunbury, Western Australia; Le Havre, France and Jacksonville, Florida. The Company's research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

                             International Exposure

     The Company generates revenue from export sales (i.e., sales from within the United States to foreign customers), as well as revenue from those of the Company's operations that are conducted outside the United States. Export sales, which are made to more than 90 countries, amounted to approximately 16%, 14% and 13% of total revenues in 2003, 2002 and 2001, respectively. Revenue from non-United States operations amounted to approximately 46%, 45% and 41% of total revenues in 2003, 2002 and 2001, respectively, principally reflecting the operations of the Company's Titanium Dioxide and Related Products business segment in Europe, Australia and Brazil. Identifiable assets of the non-United States operations represented 41% and 36% of total identifiable assets at December 31, 2003 and 2002, respectively, principally reflecting the assets of these operations. Identifiable assets of non-United States operations as a percentage of the Company's total assets increased in 2003 compared to 2002, due to an increase in assets outside the United States, primarily current assets, partially offset by the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant and a decrease in the Company's identifiable assets in the United States, primarily the Company's investment in Equistar. See Notes 2 and 4 to the Consolidated Financial Statements included in this Annual Report.

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

     The Company's export sales and its non-United States manufacturing and sourcing are subject to the customary risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company's exposure to these risks will increase if and to the extent that the Company expands its foreign operations. From time to time, the Company utilizes derivative financial instruments to hedge the impact of currency fluctuations on its purchases and sales.

     The functional currency of each of the Company's non-United States operations is generally the local currency. The Company is subject to the strengthening and weakening of various currencies against each other and against the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering derivative transactions pursuant to the Company's hedging practices. Translation exposure associated with translating the functional currency financial statements of the Company's foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. Since the Company's mix of foreign denominated revenues and costs compared to functional currency denominated revenues and costs varies significantly from subsidiary to subsidiary, it is difficult to predict the impact foreign currency exchange fluctuations will have on the Company's results. Costs associated with the Company's non-United States operations are predominately denominated in foreign currencies; however, a portion of the revenue generated by these non-United States operations is denominated in US dollars.

     As a result of translating the functional currency financial statements of all its foreign subsidiaries into US dollars, consolidated shareholders' deficit decreased by approximately $128 million and $27 million during 2003 and 2002, respectively, and consolidated shareholders' equity decreased by $19 million during 2001. Future events, which may significantly increase or decrease the risk of future movement in the currencies in which the Company conducts business, including the Brazilian real or the euro, cannot be predicted.

     The Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. The Company hedges certain revenues and costs to minimize the impact of changes in the exchange rates of those currencies compared to the functional currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency transactions aggregated losses of $2 million and $7 million in 2003 and 2001, respectively, and gains of $3 million in 2002.

                           Equity Interest in Equistar

     Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world, with total 2003 revenues of $6.5 billion and assets of $5.0 billion as of December 31, 2003. Equistar is one of the world's largest, and North America's second-largest, producer of ethylene. Ethylene is the world's most widely used petrochemical. Equistar currently is also the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated products, aromatics and specialty products.

     Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former ethylene, polyethylene, ethanol and related products business to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymers business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of the chemicals subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively "Occidental"). On August 22, 2002,

Occidental sold its 29.5% equity interest in Equistar to Lyondell, bringing Lyondell's ownership interest in Equistar to 70.5%, with the Company continuing to hold its 29.5% interest. See the description of the Equistar Partnership Agreement and Equistar Parent Agreement in "Equity Interest in Equistar -- Management of Equistar; Agreements between Equistar, Lyondell and the Company" below.

     Equistar's petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins products include ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethanol, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene, acrylonitrile and propylene oxide. Equistar's oxygenated products include ethylene oxide and its derivatives, ethylene glycol, ethanol and MTBE. Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar's aromatics include benzene and toluene.

     Equistar's polymers segment manufactures and markets polyolefins, including high density polyethylene, low density polyethylene, linear low density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, grocery and trash bags, housewares, toys and lightweight high-strength plastic bottles and containers for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including fibers for carpets and upholstery, housewares, automotive components, rigid packaging and plastic caps and other closures. Equistar's performance polymers include enhanced grades of polyethylene, such as wire and cable insulating resins, polymeric powders, polymers for adhesives, sealants and coatings and reactive polyolefins.

Equistar's Petrochemicals Segment

     Equistar produces a variety of petrochemicals at eleven facilities located in five states. Equistar's Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils (collectively, "Petroleum Liquids"), to produce ethylene. The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil and piperylenes. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, "NGLs"). Facilities using Petroleum Liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the first quarter of 2003, when crude oil prices rose sharply in anticipation of the war in Iraq, the advantage was significantly reduced. However, the advantage rebounded strongly in the second quarter of 2003, bringing the 2003 yearly average back to historical levels. Equistar has the capability to realize this margin advantage due to its ability to process Petroleum Liquids at the Channelview, Corpus Christi and Chocolate Bayou, Texas facilities. Equistar temporarily idled its La Porte ethylene facility from June 2003 to August 2003 to lower its average cost of US ethylene production by taking advantage of unused production capacity at its Channelview, Corpus Christi and Chocolate Bayou facilities, which can process Petroleum Liquids. The Channelview facility is particularly flexible because it can range from processing all Petroleum Liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly Petroleum Liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

     Equistar's Morris, Illinois, Clinton, Iowa, Lake Charles, Louisiana, and La Porte, Texas plants are designed to use primarily NGLs to produce ethylene with some co-products, such as propylene. Equistar's La Porte, Texas facility can process heavier NGLs such as butane and natural gasoline. A comprehensive pipeline system connects Equistar's Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically from a wide variety of sources. The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangements. Equistar obtains a portion of its olefin raw material requirements from LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation ("LCR"), at market-related prices. Raw materials are shipped via vessel and pipeline.

     Equistar produces ethylene oxide and derivatives thereof, including ethylene glycol, at facilities located in Pasadena, Texas and through a joint venture with DuPont located in Beaumont, Texas that is 50% owned by Equistar and 50% owned by DuPont. Equistar produces synthetic ethanol at its Tuscola, Illinois facility and denatures ethanol at a facility in Newark, New Jersey.

     The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product, as of January 1, 2004:

Product                                                  Annual Capacity
-------                                          ------------------------------
Olefins:
   Ethylene...................................   11.6 billion pounds (a)
   Propylene..................................   5.0 billion pounds (a)(b)
   Butadiene..................................   1.2 billion pounds
Oxygenated Products:
   Ethylene oxide.............................   1.1 billion pounds ethylene
                                                 oxide equivalents, 400 million
                                                 pounds as pure ethylene
                                                 oxide (c)
   Ethylene glycol............................   1.0 billion pounds (c)
   Ethylene oxide derivatives.................   225 million pounds
   MTBE.......................................   284 million gallons (d)
   Ethanol....................................   50 million gallons
Aromatics:
   Benzene....................................   310 million gallons
   Toluene....................................   66 million gallons
Specialty Products:
   Dicyclopentadiene..........................   130 million pounds
   Isoprene...................................   145 million pounds
   Resin oil..................................   150 million pounds
   Piperylenes................................   100 million pounds
   Alkylate...................................   337 million gallons (e)
   Diethyl ether..............................   5 million gallons

----------
(a) Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar's Lake Charles, Louisiana facility. Equistar's Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions.

(b) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.

(c) Includes 350 million pounds/year of ethylene oxide equivalents capacity and 400 million pounds/year of ethylene glycol capacity at the Beaumont, Texas facility, which represents Equistar's 50% of the total ethylene oxide equivalents capacity and ethylene glycol capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.

(d) Includes up to 44 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

(e) Includes up to 172 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

     Ethylene produced by the Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced at Equistar's La Porte facility is consumed as a raw material by Equistar's polymers operations and the Company's VAM operations in La Porte and also is distributed by pipeline for Equistar's other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymers and ethylene oxide and glycol facilities as well as Equistar's affiliates and unrelated parties. Equistar's Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. For the year ended December 31, 2003, approximately 70% of the ethylene produced by Equistar, based on sales dollars, was consumed by Equistar's polymers or oxygenated products businesses or sold to Equistar's owners and their affiliates at market-related prices. In addition, Equistar also had significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which is the beneficial owner of approximately 25% of Lyondell) during 2003 pursuant to a long-term ethylene supply agreement.

     With respect to sales to third parties, Equistar sells a majority of its olefin products to customers with whom it has had long-standing relationships, generally pursuant to written agreements that typically provide for monthly negotiation of price, customer purchases of a specified minimum quantity, and three to six year terms with automatic one- or two-year extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months.

     Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a 1,430 mile pipeline system that has connections to numerous Gulf Coast ethylene and propylene consumers. Exchange agreements with other olefin producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and some propylene is shipped by ocean-going vessel. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois.

     In 2003, Equistar entered into a long-term propylene supply arrangement with Sunoco, Inc. Beginning in April, 2003, Equistar supplies 700 million pounds of propylene annually to Sunoco for a period of 15 years, with a majority of the propylene to be supplied under a cost-based formula and the balance to be supplied on a market-related basis, adjusted monthly. This 15-year supply arrangement replaces a previous contract under which Equistar supplied 400 million pounds of propylene to Sunoco at market-related prices.

     The bases for competition in Equistar's petrochemical products are price, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ("Chevron Phillips"), Dow, Enterprise Products Partners L.P., ExxonMobil Chemical Company ("ExxonMobil"), Huntsman Chemical Company ("Huntsman"), and Shell Chemical Company. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

Equistar's Polymers Segment

     Through facilities located at nine plant sites in four states, Equistar's polymers business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

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

     Equistar's Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from unrelated parties. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco. Equistar produces performance polymers products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar produces wire and cable insulating resins and compounds at its La Porte, Texas facility, and wire and cable insulating compounds at its Fairport Harbor, Ohio facility. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the La Porte, Texas facility at the end of the first quarter of 2004. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco.

     Equistar's polymers facilities have the capacity to produce annually 3.2 billion pounds of high density polyethylene, 1.4 billion pounds of low density polyethylene, 1.1 billion pounds linear low density polyethylene and 280 million pounds of polypropylene. Equistar's polymers facilities also produce wire and cable insulating resins and compounds, polymeric powders, polymers for adhesives, sealants and coatings, and reactive polyolefins. These products are enhanced grades of polyethylene. Equistar's capacity to produce these products is included in the capacity figures for polyethylene, discussed above.

     The primary raw material for Equistar's polymers segment is ethylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system, third party pipelines or Equistar's own on-site production. All of the ethylene used in Equistar's polyethylene production is produced internally by Equistar's petrochemicals segment. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar's petrochemicals segment and from unrelated parties.

     Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 65% of Equistar's polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and its customer. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its polymers products in the rest of the world. Polymers are distributed primarily by railcar.

     The bases for competition in Equistar's polymers products are price, product performance, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals Corporation ("NOVA Chemicals"), and Westlake Polymers. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

Management of Equistar; Agreements between Equistar, Lyondell and the Company

     Equistar is a Delaware limited partnership. The Company owns its 29.5% interest in Equistar through two wholly-owned subsidiaries of Millennium Petrochemicals, one of which serves as a general partner of Equistar and one of which serves as a limited partner. The Equistar Partnership Agreement governs, among other things, the ownership, cash distributions, capital contributions and management of Equistar.

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

     Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997 providing for the transfer of assets to Equistar. Among other things, the agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. The agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and Occidental entered into similar agreements with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities. Millennium Petrochemicals, Lyondell and Occidental each remains liable under these indemnification arrangements to the same extent following Lyondell's acquisition of Occidental's interest in Equistar as it was before.

     Equistar is party to a number of agreements with Millennium Petrochemicals for the provision of services, utilities and materials from one party to the other at common locations, principally La Porte, Texas. In general, the goods and services under these agreements, other than the purchase of ethylene by Millennium Petrochemicals from Equistar and the purchase of VAM by Equistar from Millennium Petrochemicals, are provided at cost. Millennium Petrochemicals purchases its ethylene requirements at market-based prices from Equistar pursuant to a long-term contract. Equistar purchases its VAM requirements from Millennium Petrochemicals at a formula-based price pursuant to a long-term contract. Equistar has provided notice to Millennium Petrochemicals that it will terminate this contract on December 31, 2004. Lyondell also entered into agreements with Equistar for the provision of services. Pursuant to the Equistar Parent Agreement, the Company and Lyondell have agreed to guarantee the obligations of their respective subsidiaries under each of the agreements discussed above, including the Equistar Partnership Agreement and the asset-transfer agreements.

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

     Before the selling Parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling Parent must demonstrate to the other Parent that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the Equistar

Parent Agreement, has outstanding indebtedness that is rated investment grade by either Moody's or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody's, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, a Parent may transfer its Partner Sub Stock under the previous paragraph only if all of the following occur: (A) the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations; (B) the transfer does not cause a default under any material contract which has been approved unanimously by the Partnership Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound; (C) the transferee executes an appropriate agreement to be bound by the Equistar Parent Agreement; (D) the transferor and/or transferee bear all reasonable costs incurred by Equistar in connection with the transfer; (E) the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to the other Parent and Equistar substantially in the form of the Equistar Parent Agreement; and (F) the transferor is not in default in the timely performance of any of its material obligations to Equistar.

                            La Porte Methanol Company

     The La Porte Methanol Company is a Delaware limited partnership that owns a methanol plant and certain related facilities in La Porte, Texas. The partnership is owned 85% by the Company and 15% by Linde. Linde is also required to purchase, under certain circumstances, an additional 5% interest in the partnership. A wholly-owned subsidiary of the Company is the managing general partner of the partnership. A wholly-owned subsidiary of Linde is responsible for operating the methanol plant. The partnership commenced operations on January 18, 1999 when the methanol plant and certain related facilities owned by the Company were contributed to the partnership and Linde purchased its partnership interest from the Company.

     La Porte Methanol Company's methanol plant had an annual production capacity of 207 million gallons as of December 31, 2003. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

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

     The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from Linde's syngas plant at La Porte, Texas. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

     La Porte Methanol Company's principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, and Caribbean Petrochemical Marketing Company Limited.

                                    Employees

     At December 31, 2003, the Company had approximately 3,600 full- and part-time employees. Approximately 3,000 of the Company's employees were engaged in manufacturing; 400 were engaged in sales, distribution and technology; and 200 were engaged in administrative, executive and support functions. Approximately one-fourth of the Company's United States employees are represented by various labor unions, and a significant percentage of the Company's European and Brazilian employees are represented by various worker associations. Of the Company's ten collective bargaining agreements or other required labor negotiations, five must be renegotiated on an annual basis, two were renegotiated in 2003, and three must be renegotiated in 2004. All required annual renegotiations relate to units outside the United States. The Company believes that the relations between its operating subsidiaries and their respective employees, unions and worker associations are generally good.

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

     The Company's annual operating expenses relating to environmental matters were approximately $55 million, $46 million and $46 million in 2003, 2002 and 2001, respectively. These amounts cover, among other things, the Company's cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $9 million, $17 million and $19 million in 2003, 2002 and 2001, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects that are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 2003 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, in December 2000, the Texas Commission on Environmental Quality (the "TCEQ") submitted a plan to the United States Environmental Protection Agency ("EPA") requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide ("NOx") emissions. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds ("HRVOCs"), such as ethylene, propylene, butadiene and butanes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 million and $200 million before the 2007 deadline, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar's spending through December 31, 2003 totaled $69 million. Equistar is still assessing the impact of the new HRVOC control requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

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

     Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company's current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to range between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. A subsidiary of the Company is named as one of four PRPs at the Kalamazoo River Superfund Site. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. The five remedial options considered in the Draft Study range from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated nine additional potential remedies. The cost for these remedial options ranged from $0 to $2.5 billion; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted negative comments to the EPA on the Draft Study, the EPA has yet to comment. The Company estimated its liability at this site based upon the KRSG Draft Study's recommended remedy. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental condition of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. The Company's ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs. Recently, the EPA identified 14 private entities and 7 municipalities and sent them formal requests for information regarding their possible connection with the Kalamazoo site.

     In April 1997, the Illinois Attorney General filed a complaint in Circuit Court in Grundy, Illinois alleging releases into the environment from Millennium Petrochemical's former Morris, Illinois facility (which was contributed to Equistar on December 1, 1997). Equistar has reached a tentative settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000, and is finalizing the settlement decree with the State of Illinois. The Company is responsible for paying this amount pursuant to the agreement under which Equistar was formed on December 1, 1997.The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7 million, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                            Senior Executive Officers

     The following individuals serve as senior executive officers of the
Company:

        Name                                      Position
---------------------   --------------------------------------------------------
Robert E. Lee........   President and Chief Executive Officer

John E. Lushefski....   Executive Vice President and Chief Financial Officer

C. William Carmean...   Senior Vice President, General Counsel and Secretary

Timothy E. Dowdle....   Senior Vice President - Manufacturing, Supply Chain and
                           Research and Development

Marie S. Dreher......   Senior Vice President - Strategic and Corporate
                           Development

Myra J. Perkinson....   Senior Vice President - Human Resources

     Mr. Lee, 47, has served as the President and Chief Executive Officer of the Company since July 2003. He was the Executive Vice President - Growth and Development of the Company from March 2001 to July 2003. He was President and Chief Executive Officer of Millennium Inorganic Chemicals from June 1997 to March 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

     Mr. Lushefski, 48, has served as Executive Vice President and Chief Financial Officer of the Company since July 2003. He was Senior Vice President and Chief Financial Officer of the Company from the Demerger in 1996 to July 2003. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary that held Hanson's coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

     Mr. Carmean, 51, has served as Senior Vice President, General Counsel and Secretary of the Company since January 2002. He was Vice President - Legal of the Company from December 1997 to December 2001. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from 1990 until its acquisition by Hanson in 1993. Mr. Carmean is a member of the Equistar Partnership Governance Committee.

     Mr. Dowdle, 52, has served as Senior Vice President - Manufacturing, Supply Chain and Research and Development of the Company since July 2003. He was Senior Vice President - Manufacturing, Operational Excellence Businesses of the Company from March 2001 to July 2003. He served as Senior Vice President - Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 2001 and as Vice President - Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals' Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in 1980.

     Ms. Dreher, 45, has served as Senior Vice President - Strategic and Corporate Development of the Company since July 2003. She was Senior Vice President - Strategic Development of the Company from January 2003 to July 2003. She was Vice President - Finance of the Company from March 2001 to December 2002. She served as Senior Vice President and Chief Financial Officer of Millennium Inorganic Chemicals from August 2000 to March 2001. She was Vice President - Corporate Controller of the Company from October 1996 to August 2000. Ms. Dreher joined Hanson Industries in 1994 as Assistant Corporate Controller, and was appointed Director - Planning and Budgeting in 1995.

     Ms. Perkinson, 52, has served as Senior Vice President - Human Resources of the Company since August 2002. Prior to re-joining the Company, she was Vice President, People, Olefins & Polyolefins for NOVA Chemicals starting in April 2000. From 1997 to 1999, she was Vice President, Human Resources for Equistar. Prior thereto, she was Vice President, Human Resources, for Millennium Petrochemicals. Ms. Perkinson joined Millennium Petrochemicals in 1973.

Item 2. Properties

     Set forth below is a list of the Company's principal manufacturing facilities (not including facilities of Equistar or of La Porte Methanol Company) and its mineral sands mine, all of which are owned. The Company leases warehouses, offices and its research facility in Baltimore, Maryland. The Company believes that its properties are well maintained and are in good operating condition.

                     Location                                Products
----------------------------------------------   ------------------------------
Titanium Dioxide and Related Products

   Ashtabula, Ohio*...........................   TiO[u]2 and TiCl[u]4

   Baltimore, Maryland (Hawkins Point)*.......   TiO[u]2

   Baltimore, Maryland (St. Helena) ..........   Cadmium-based pigments and
                                                    silica gel

   Kemerton, Western Australia................   TiO[u]2

   Le Havre, France...........................   TiO[u]2

   Mataraca, Paraiba, Brazil**................   Ilmenite (generally consumed in
                                                    the Salvador TiO[u]2 plant),
                                                    zircon and natural rutile
                                                    titanium ore

   Rockingham, Western Australia..............   Zirconium-based compounds and
                                                    chemicals

   Salvador, Bahia, Brazil**..................   TiO[u]2

   Stallingborough, United Kingdom............   TiO[u]2

   Thann, France..............................   TiO[u]2, TiCl[u]4 and ultra-fine
                                                    TiO[u]2
Acetyls

   La Porte, Texas............................   VAM and acetic acid

Specialty Chemicals

   Brunswick, Georgia.........................   Fragrance and flavor chemicals

   Jacksonville, Florida......................   Fragrance and flavor chemicals

----------
* The Company has two manufacturing plants at Ashtabula, Ohio, both of which use the chloride process, and two manufacturing plants located in Baltimore, Maryland (Hawkins Point), one of which uses the chloride process for manufacturing TiO[u]2 and the other of which used the sulfate process but is currently idle.

** Third-party equity investors hold a minority ownership interest in Millennium Brasil, which owns this facility.

Item 3. Legal Proceedings

     The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in 95 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors) in Texas, Illinois, and Indiana. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Millennium Inorganic Chemicals is one of a number of defendants in 80 premises-based asbestos cases filed in late 2003 in Baltimore County, Maryland. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket claims, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. Defunct indirect Company subsidiaries are among a number of defendants in 65 premises-based asbestos cases in Texas. Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and one state, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance.

     Legal proceedings relating to lead pigment or paint are in various procedural stages of pre-trial, post-trial and post-dismissal settings. These legal proceedings are described below in groups pursuant to their particular procedural posture. Pending legal proceedings relating to lead pigment or paint in various pre-trial stages are as follows: The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Kayla Sabater et al., individually and on behalf of all those similarly situated in the State of New York v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992; City of St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000; Mark Ludwigsen Walters v. NL Industries, Inc., et al., commenced on July 18, 2002, in the Supreme Court, County of Kings, New York; Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., filed on March 14, 2002, in the Circuit Court, Cook County, Illinois; William Russell, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 30, 2002; Will T. Turner v. Sherwin-Williams Company, et al., commenced in the Circuit Court of Jefferson County, Mississippi on December 30, 2002; and John Henry Sweeney v. The Sherwin Williams Co., et al., commenced in the Circuit Court of Hinds County, Mississippi on December 30, 2002.

     One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industries Association, Inc., et al., commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999, declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a "public nuisance." This case is tentatively set to be retried on April 6, 2005. An order is anticipated from the court specifying the additional issues to be considered by the jury in the retrial beyond the public nuisance questions considered by the jury in the first trial. Another legal proceeding is tentatively set for trial on June 1, 2004; Herman Frederick Jackson, Billye Raye Ishee, Gaiey Ducksworth, Jr. and Roy Lee Merrick v. Phillips Building Supply of Laurel, et al., commenced in the Circuit Court of Jones County, Mississippi on January 14, 2002. The complaint alleges that three former painters, two of whom are living, have work histories of painting, sanding, and scraping paints, including lead-containing paints. The complaint asserts three counts including strict liability, negligence, and fraud/misrepresentation/conspiracy.

     Legal proceedings relating to lead pigment or paint dismissed after motions to dismiss or for summary judgment were granted by the court in favor of the defendants, but pending appeal are as follows: Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999; Reginald Smith, et al. v. Lead Industries Association, Inc., et al. commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999; and In Re Lead Paint Litigation, consolidated on February 11, 2002, in the Superior Court of New Jersey, Law
Division: Middlesex County, Case Code 702. There are two cases in which the court entered summary judgment on behalf of all defendants, and notices of appeal have been filed: The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000; and City of Chicago v. American Cyanamid Company, et al., commenced on September 5, 2002, in the Circuit Court, Cook County, Illinois. One case relating to lead pigment or paint was voluntarily dismissed by the plaintiffs in 2003: Frederick Moore and Virginia Moore v. The Glidden Company, et al., commenced on June 17, 2002 in the Court of Common Pleas, Hamilton County, Ohio.

     Legal proceedings relating to lead pigment or paint that are pending but have been abated under the laws of the State of Texas pending resolution of the appeal of a decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. Lead Industries Association, and for which no defense costs will be incurred during the abatement period (expected to last one to two years), are as follows: Houston Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 30, 2000; Harris County v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on April 23, 2001; Liberty Independent School District v. Lead Industries Association, et al., commenced in the District Court of Liberty County, Texas, on January 22, 2002; and Brownsville Independent School District
v. Lead Industries Association, Inc., et al., filed on May 28, 2002, in the District Court, Cameron County, Texas.

     Legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on the Company, any of its subsidiaries, or alleged predecessor companies, are as follows: Hall, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 19, 2000; Hart, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 26, 2000; Johnson, et al. v. Clinton, et al., commenced in the Baltimore City, Maryland, Circuit Court on October 10, 2000; Randle, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on August 10, 2000; Williams, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on July 7, 2000; and Myreona Stewart, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 31, 2002.

     The Company's defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. The Company's ability to collect under the indemnity coverage would depend upon the timing of any request for indemnity and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by the Company, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court's decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

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

     The Company believes that it has valid defenses to the legal proceedings described above and intends to defend these legal proceedings vigorously. The Company also has indemnity rights for some of these proceedings to reimburse the Company for certain legal expenses and to offset certain amounts deemed to be owed in the event of an unfavorable litigation outcome. An unfavorable outcome in one or more of these proceedings could have a material impact on the Company's consolidated financial position, results of operations or cash flows. For additional information, see "Environmental and Litigation Matters" in Item 7 and Note 15 to the Consolidated Financial Statements included in this Annual Report.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's par value $0.01 per share common stock (the "Common Stock") is traded on the New York Stock Exchange under the symbol "MCH". The following table sets forth the high and low trading prices per share of Common Stock in each quarter of 2003 and 2002:

                                                                  High      Low
                                                                 ------   ------
2003
First quarter.................................................   $12.09   $ 8.70
Second quarter................................................    14.00     9.41
Third quarter.................................................    11.70     9.00
Fourth quarter................................................    13.14     9.02
2002
First quarter.................................................   $15.25   $11.28
Second quarter................................................    15.80    12.49
Third quarter.................................................    14.15     9.76
Fourth quarter................................................    11.26     7.79

     The Company suspended payment of dividends on its Common Stock in July 2003. The Company paid a dividend of $0.135 per share of Common Stock in each of the first two quarters of 2003. The Company paid a dividend of $0.135 per share of Common Stock in each quarter of 2002. The indenture under which the 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes") were issued contains certain restrictions on the ability of the Company to pay dividends on its Common Stock. For a description of those restrictions, please see "Financing and Capital Structure" in Item 7 and Note 8 to the Company's Consolidated Financial Statements.

     As of March 5, 2004, there were approximately 17,000 record holders of the Company's Common Stock.

     No Common Stock of the Company was repurchased by the Company during the fourth quarter of 2003.

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

Selected Financial Data

                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                          2003        2002        2001         2000        1999
                                                         ------      ------      ------       ------      ------
                                                                    (Millions, except per share data)
Income Statement Data
   Net sales..........................................   $1,687      $1,554      $1,590       $1,793      $1,589
   Operating (loss) income............................      (51)(1)      80 (5)      14  (8)     201(11)     139(13)
   (Loss) earnings on Equistar investment.............     (100)(2)     (73)        (83) (9)      45 (9)      (7)(9)
   (Loss) income from continuing operations
      before cumulative effect of accounting change...     (183)(3)     (28)(6)     (54)(10)     111(12)    (549)(14)
   Cumulative effect of accounting change.............       (1)(4)    (305)(7)      --           --          --
   Net (loss) income from continuing operations.......     (184)(3)    (333)(6)     (54)(10)     111(12)    (549)(14)
   Basic (loss) earnings per share from continuing
      operations before cumulative effect of
      accounting change...............................    (2.86)(3)   (0.44)(6)   (0.85)(10)    1.73(12)   (7.93)(14)
   Basic (loss) earnings per share from continuing
     operations.......................................    (2.88)(3)   (5.24)(6)   (0.85)(10)    1.73(12)   (7.93)(14)
   Dividends declared per share.......................     0.27        0.54        0.54         0.54        0.54
Balance Sheet Data (at period end)
   Total assets.......................................   $2,398      $2,396      $2,965       $3,259      $3,286
   Total liabilities..................................    2,444       2,412       2,454        2,631       2,621
   Minority interest..................................       27          19          21           22          16
   Shareholders' (deficit) equity.....................      (73)        (35)        490          606         649
Other Data (with respect to continuing operations)
   Depreciation and amortization......................   $  113      $  102      $  110       $  113      $  105
   Capital expenditures...............................       48          71          97          110         109

----------
(1) Includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant and $18 million of reorganization and office closure costs associated with the Company's cost reduction program.

(2) Includes the Company's share of Equistar's financing costs of $11 million, loss on sale of assets of $4 million and severance costs of $2 million.

(3) Includes after-tax asset impairment charges of $101 million or $1.58 per share associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant; a tax charge of $22 million or $0.34 per share to provide a full valuation allowance for newly generated deferred tax assets of the Company's French subsidiaries, unrelated to the impairment charges reported in 2003; a net tax benefit of $18 million or $0.28 per share unrelated to transactions in 2003; after-tax reorganization and office closure charges of $12 million or $0.19 per share; and an after-tax benefit of $2 million or $0.03 per share from the collection of a note receivable previously written off. In addition, this amount includes the Company's after-tax share of Equistar's financing costs of $7 million or $0.11 per share, loss on sale of Equistar's assets of $3 million or $0.04 per share and Equistar's severance costs of $1 million or $0.02 per share.

(4) Reflects the cumulative effect of a change in accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143. See "Cumulative Effect of Accounting Changes" in Item 7 included in this Annual Report.

(5) Includes a benefit of $6 million from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(6) Includes an after-tax benefit of $4 million or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 million or $0.35 per share primarily related to a federal tax refund claim, and a tax charge of $10 million or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

(7) Reflects the cumulative effect of a change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See "Cumulative Effect of Accounting Changes" in Item 7 included in this Annual Report.

(8) Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company's goodwill amortization.

(9)  Includes $10 million of Equistar's goodwill amortization.

(10) Includes $24 million after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 million or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant, $9 million after-tax or $0.14 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company's goodwill amortization, $10 million or $0.16 per share of Equistar's goodwill amortization and a tax benefit of $42 million or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

(11) Includes $6 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company's goodwill amortization.

(12) Includes $4 million after-tax or $0.06 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company's goodwill amortization and $10 million or $0.16 per share of Equistar's goodwill amortization.

(13) Includes $5 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $12 million of the Company's goodwill amortization.

(14) Includes a charge for loss in value of the Equistar interest of $639 million to reduce the carrying value of the Equistar interest to estimated fair value, $3 million after-tax or $0.04 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, and $12 million or $0.17 per share of the Company's goodwill amortization and $10 million or $0.14 per share of Equistar's goodwill amortization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Annual Report), are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in "Disclosure Concerning Forward-Looking Statements" included in this Annual Report.

Restatement of Financial Statements

     The Company restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations, its accounting for a multi-year precious metals agreement, and the timing of its recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company's predecessor businesses.

     In addition, during the course of the Company's review of its deferred tax assets related to its investment in Equistar, the Company reexamined the deferred tax asset associated with its French subsidiaries and concluded that, due to the unlikelihood of realizing the value of that asset, it should be eliminated as of December 31, 2002. Finally, as a consequence of the Company's review of its accounting with respect to its investment in Equistar, the Company elected to further amend its Consolidated Statements of Operations for the years 1998 through 2002 to reclassify to Selling, development and administrative expense various costs allocated to its investment in Equistar and previously included in (Loss) earnings on Equistar investment in those Consolidated Statements of Operations.

     On November 12, 2003, the Company filed with the Securities and Exchange Commission Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, and on November 14, 2003, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, to reflect changes therein required as a consequence of the restatements and the reclassification described above. A detailed discussion of the restatements of the Company's financial statements, including a summary of the aggregate effect of the changes implemented by the restatements, as well as the reclassification of costs associated with the Company's investment in Equistar, can be found in Note 2 to the Consolidated Financial Statements included in Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Note 2 to the Consolidated Financial Statements included in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

Major Factors Affecting 2003 Results

     o The Company's results in 2003 include non-cash, pre-tax asset impairment charges of $103 million ($101 million after tax or $1.58 per share) associated primarily with the writedown of property, plant and equipment at its Le Havre, France TiO[u]2 manufacturing plant.

     o During 2003, the Company recorded pre-tax reorganization and office closure charges of $18 million ($12 million after tax or $0.19 per share) associated with its cost reduction program.

     o 2003 results include a net tax benefit of $18 million or $0.28 per share unrelated to 2003 transactions and a tax charge of $22 million or $0.34 per share to provide a full valuation allowance for newly generated deferred tax assets of the Company's French subsidiaries unrelated to the impairment charges reported in 2003.

     o TiO[u]2 and Acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the worldwide price increases announced during 2002 and the first quarter of 2003 by the Company and most other major producers for TiO[u]2 and for Acetyls' principal products were gradually realized. Although average selling prices for both TiO[u]2 and Acetyls decreased slightly from the second quarter of 2003 to the end of the year, average selling prices for TiO[u]2 for the full year 2003 were higher than the prior year and Acetyls average selling prices for the full year 2003 were significantly higher than 2002 average prices.

     o Demand for TiO[u]2 decreased from the prior year primarily due to the lack of a coatings season in most of North America due to poor weather conditions, as well as weak global economic conditions throughout most of 2003.

     o Sales prices measured in US dollars further increased due to the strengthening of the euro, the British pound and the Australian dollar versus the US dollar. The weakening US dollar increased foreign currency-based manufacturing costs, when measured in US dollars, which substantially offset revenue increases from foreign currency strength.

     o TiO[u]2 manufacturing costs increased in 2003 compared to 2002 primarily due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, higher maintenance and fixed costs, and higher costs for utilities, including higher natural gas costs. The increase in average selling prices was more than offset by the increase in manufacturing costs during 2003, which contributed to lower margins for the TiO[u]2 business segment.

     o Acetyls revenues were higher in 2003 compared to 2002 due to significantly higher average selling prices as the result of price increases and the favorable effect of translating foreign currency denominated sales into US dollars. The price increases were implemented in response to significantly higher feedstock and energy costs. In addition, Acetyls sales volume was slightly higher in 2003 compared to 2002 primarily due to higher acetic acid sales volume.

     o Acetyls production costs per ton increased significantly in 2003 compared to 2002 primarily due to higher feedstock and energy costs, particularly natural gas and ethylene. However, the increase in production costs were more than offset by higher average selling prices, contributing to higher margins in the Acetyls business segment.

     o Continued soft demand and strong competition from low-cost manufacturers characterized the business environment for Specialty Chemicals in 2003. Manufacturing and other costs of sales were higher in 2003 compared to 2002 primarily due to an increase in the cost of crude sulfate turpentine ("CST") and the use of a higher-cost alternative raw material due to the short supply of CST, and higher natural gas costs.

     o Interest costs were higher in 2003 compared to 2002 as the result of higher average debt levels and the higher cost of debt. In April 2003, the Company issued $100 million additional principal amount of 9.25% Senior Notes and in November 2003 $150 million of 4% Convertible Senior Debentures. Additionally, in November 2003, the Company terminated its European receivables securitization program.

     o At Equistar, operating losses in 2003 were greater than 2002. Equistar's results in 2003 include lower sales volume and significantly higher raw material and energy costs, which were only partially offset by higher average selling prices. In response to the higher raw material and energy costs in 2003, Equistar implemented significant sales price increases in 2003 for substantially all of its petrochemicals and polymers products. Raw material and energy cost increases of nearly $1 billion were recovered through sales price increases in 2003. However, the magnitude of these price increases had a negative effect on demand and contributed to lower sales volume.

Outlook for 2004

     Operating income in the first quarter of 2004 for the TiO[u]2 business segment is expected to be slightly higher than the fourth quarter of 2003 excluding asset impairment charges (fourth quarter 2003 operating loss was $102 million; however, excluding $103 million of asset impairment charges operating income would have been $1 million), but substantially lower than the first quarter of 2003. Sales volume in the first quarter of 2004 is expected to be seasonally higher than the fourth quarter of 2003, but manufacturing costs are expected to remain high in part due to anticipated continued weakness in the US dollar compared to foreign currencies.

     First quarter 2004 operating income for the Acetyls business segment is expected to be lower than the fourth quarter of 2003 due to anticipated higher feedstock costs, particularly ethylene and natural gas costs. Sales volume is expected to be similar to the fourth quarter of 2003.

     Operating income for the Specialty Chemicals business segment in the first quarter of 2004 is expected to improve from the fourth quarter of 2003, primarily due to expected higher sales volume, improved operating efficiency and favorable product mix.

     The completion of scheduled maintenance turnarounds at three of Equistar's largest ethylene plants has better positioned Equistar to take advantage of any recovery in 2004. A fourth ethylene plant will begin a scheduled maintenance turnaround in the first quarter of 2004. Thus far in 2004, Equistar has seen a continuation of the improvement in product sales volume experienced in the second half of 2003. However, Equistar's product margins are heavily dependent on hydrocarbons pricing, primarily crude oil and natural gas. Thus far in 2004, hydrocarbon prices have remained high and volatile. Equistar has responded by implementing product price increases and announcing additional product price increases across the majority of its product lines. Since Equistar's products have broad utilization across the economy, external factors such as the pace of global economic growth, in addition to raw materials pricing, will be important factors to Equistar's financial performance during 2004.

     The Company's priorities in 2004 will continue to be increasing customer focus, reducing costs and improving financial flexibility. Based on negotiations with customers during the last few months, the Company's market share in the TiO[u]2 business segment continues to improve. Indications thus far in 2004 of increased demand as well as continuing improvement in the economy are expected to support the TiO[u]2 price increases announced in the fall of 2003. The successful implementation of these announced price increases as well as those announced in the first quarter of 2004 for certain of the Company's TiO[u]2 and Acetyls products is dependent on continuing economic recovery and strong customer demand. Successful implementation of announced price increases will be a key business driver for improving and sustaining margins in the TiO[u]2 and Acetyls business segments in 2004. The Company will continue to evaluate opportunities to decrease production costs through both structural and control measures. All costs and capital expenditures will continue to be managed tightly. Feedstock costs, particularly ethylene and natural gas costs, will be critical to profitability in the Acetyls business segment. The Company will continue to seek options to reduce debt in 2004 and progress with its plans to dispose of non-core assets that have limited strategic value. The Company's Specialty Chemicals business segment will implement measures to reduce the number of its product offerings and total costs, while the Company entertains offers to purchase this business, as it is not a key strategic long-term asset for the Company.

     With the Company's lowered cost base and expected continued economic recovery coupled with stronger customer demand for its major products during the first quarter, overall prospects for the Company's business segments are expected to be favorable for 2004 compared to 2003. A slower economic global recovery and volatility in the energy markets could adversely affect these prospects as well as the prospects of Equistar.

Critical Accounting Estimates

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

     The Company considers the following accounting estimates to be critical to the preparation of the Company's financial statements:

     Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company, its subsidiaries and predecessor companies. In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003, including $22 million for the Kalamazoo River matter discussed below. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company's S,D&A costs. In 2003, net benefits resulting from changes in the estimated liabilities for these contingencies were not significant. Included in 2002 is a benefit of $6 million from a reduction of reserves due to a favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. Additionally, 2002 includes $3 million of expenses associated with environmental and other legal contingencies related to the Company's current businesses. In 2001, $15 million of the Company's total $16 million of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years and will not be concentrated in any single year.

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to range between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group, of which one of the Company's subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River Superfund Site and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site could range from $0 to $2.5 billion, if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. See "Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 included in this Annual Report.

     Income Taxes -- The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets. The Company's deferred tax assets, net of valuation allowances, were $342 million at December 31, 2003. See "Income Taxes" below for additional information on the Company's deferred tax assets.

     The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service (the "IRS") or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid. The Company believes it has adequately provided for any probable assessments and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS's position on certain issues is upheld after all of the Company's administrative and legal options are exhausted, a material impact on the Company's consolidated financial position, results of operations or cash flows could result.

     The Company has recorded significant tax benefits in the past three years associated with its assessment and resolution of tax exposures. See "Income Taxes" below for additional information related to these benefits.

     Equity Interest in Equistar -- The Company has evaluated the carrying value of its investment in Equistar at December 31, 2003 using fair value estimates prepared by the Company and third parties. Those valuations included discounted cash flow analysis of both internal management and external party cash flow projections, as well as replacement cost analysis. Additionally, the Company analyzed Lyondell's 2002 purchase of Occidental's 29.5% interest in Equistar and determined, after considering tax effects, that the fair value of such transaction related to Occidental's partnership investment exceeds the Company's carrying value for its Equistar investment. The carrying value of the Company's investment in Equistar at December 31, 2003 was $469 million. If future valuation estimates for the Company's interest in Equistar are lower than the Company's carrying value for its interest in Equistar, an adjustment to write down the investment would be required.

     Goodwill -- The Company evaluates the carrying value of goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Fair value estimates are prepared by the Company and third parties. Those valuation estimates include discounted cash flow analysis, replacement cost analysis, precedent transaction analysis and various other valuation methodologies. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The carrying value of goodwill at December 31, 2003 was $104 million, of which, $56 million and $48 million was associated with the Company's TiO[u]2 and Acetyls business segments, respectively. The recoverability of the Company's goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

     Retirement-Related Benefits -- The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company's benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

     To develop its expected return on plan assets, the Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources rather than relying on current fluctuations in market conditions. The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates.

     Due to the reduction of rates on high-quality fixed income debt instruments, the Company reduced the discount rate at December 31, 2003. The weighted average discount rate, the expected return on plan assets, and the rate of compensation increase assumptions at December 31, 2003 and 2002 were 5.94% and 6.35%; 8.33% and 8.34%; and 3.59% and 3.52%, respectively.

     A decrease in the discount rate by 1% would increase the Company's annual net periodic pension cost by approximately $5 million due primarily to increased loss amortization costs. A decrease in the expected return on plan assets by 1% would increase the Company's annual net periodic pension cost by approximately $8 million.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2003 was 8.5% for 2004, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed healthcare cost trend rates would affect service and interest components of postretirement healthcare benefit costs by an insignificant amount in each of the years ended December 31, 2003 and 2002. The effect on the accumulated postretirement benefit obligation would be $4 million at each of December 31, 2003 and 2002. See "Pension and Other Postretirement Benefits" below and Note 11 to the Consolidated Financial Statements included in this Annual Report for additional information related to the Company's retirement-related benefits.

Asset Impairment Charges

     In the fourth quarter of 2003, the Company recorded a non-cash, pre-tax asset impairment charge of $103 million ($101 million after tax) associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant. Management prepared and the Company's Board of Directors approved its strategic operating plan for this manufacturing plant in the fourth quarter of 2003. Financial projections resulting from this strategic planning process produced cash flow estimates for this plant that were less favorable than previous estimates. The Company evaluated the carrying value of the Le Havre manufacturing plant assets by analyzing the estimated future cash flows associated with these assets. Such analysis demonstrated that the undiscounted estimated future cash flows were insufficient to recover the carrying value of these assets. Accordingly, an impairment charge was required to write down the basis in the property, plant and equipment to its estimated fair value. The Company evaluated discounted cash flow analysis and information from third parties to determine a fair value estimate. At December 31, 2003, after the impairment charge, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero. Future capital expenditures at this plant are expected to be included in period charges and classified as asset impairment charges when incurred.

     The operations of the Le Havre, France TiO[u]2 manufacturing plant were not profitable in 2003. The Company does not expect these operations to return to profitability in the future and is evaluating various alternatives for the facility. The Company has decided to rationalize certain equipment at this plant in the second quarter of 2004, which will result in the reduction of the plant's rated capacity from 95,000 metric tons per annum to 65,000 metric tons per annum. This rationalization will include the idling of certain equipment for which the carrying value is zero, after the asset impairment charge reported in 2003.

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

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded charges for the year ended December 31, 2003 of $18 million, of which $17 million is for severance-related costs and $1 million is for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Substantially all of the remaining charges for this program, estimated at $1 million to $3 million, are expected to be recorded during the next several quarters. Severance-related cash payments of $14 million for the implementation of this program were made during the year ended December 31, 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $11 million, will be disbursed during the next several quarters.

Pension and Other Postretirement Benefits

     Certain of the Company's foreign and US pension plans had underfunded Accumulated Benefit Obligations ("ABO") at December 31, 2003 and December 31, 2002. Due to recent improvement in the financial markets, the underfunded ABO was reduced in 2003. The Company recorded an after-tax benefit in 2003 of $26 million in Shareholders' deficit to reflect the improvement in the underfunded status of the ABO for these plans. At December 31, 2002, the Company recorded an after-tax charge in Shareholders' deficit of $188 million to reflect the required additional minimum pension liability resulting from the underfunded status of the ABO at that time.

     Pension expense for 2003 was $7 million and pension income was $7 million and $8 million for 2002 and 2001, respectively. The 2003 pension expense includes a $3 million curtailment charge resulting from the Company's 2003 cost reduction program. Due to a reduction in the discount rate assumption related to the Company's pension plans and the amortized recognition of pension fund investment losses in the financial markets in recent years prior to 2003, pension expense for 2004 is estimated to be approximately $14 million, or $10 million more than pension expense in 2003, excluding the $3 million curtailment charge.

     The Company expects to contribute approximately $12 million to its US and foreign defined benefit pension plans and approximately $10 million to its Other Postretirement Employee Benefits ("OPEB") plan in 2004. These estimates reflect expected increases in pension plan trust funding to meet minimum requirements. Additionally, the Company expects to contribute approximately $4 million to its defined contribution pension plans in 2004.

     As a result of rising medical benefit costs and competitive business conditions, the Company announced in early 2004 that effective April 1, 2004 it will reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy in 2004 to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company's accumulated postretirement benefit obligation by approximately $45 million. Beginning in 2004, this reduction will be recognized ratably over approximately thirteen years through OPEB net periodic benefit cost. Estimated
OPEB net periodic benefit cost for 2004, after giving affect to this change, will be income of approximately $4 million compared to a benefit cost of $2 million in 2003. The Company estimates that 2004 cash payments for retiree medical and insurance benefits to be slightly less than 2003 as it transitions to the subsidy plan. Cash payments in subsequent years are estimated to be significantly less than 2003.

Income Taxes

     The Company recorded tax benefits of $37 million, $22 million and $42 million in 2003, 2002 and 2001, respectively, unrelated to transactions for those years. In 2003, the tax benefit primarily related to the reversal of tax reserves recorded in prior years associated with the IRS audits that were settled during 2003. In 2002, the tax benefit primarily related to an $18 million refund of tax and interest originating from refund claims filed with the IRS in 2002, which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit primarily related to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company's original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. These benefits were offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

     The undistributed earnings of the Company's foreign subsidiaries are generally considered to be indefinitely reinvested and, accordingly, no provision for US Federal or state income taxes or foreign withholding taxes has been provided. In 2003, deferred tax expense on certain unremitted earnings of foreign subsidiaries of $19 million was recorded due to the Company's plan to repatriate approximately $107 million from its Australian and European businesses to the US by implementing certain intercompany financing strategies in early 2004.

     As a result of the Company's assessment of its net deferred tax assets, a valuation allowance of $69 million and $10 million was required for the net deferred tax assets of its French subsidiaries at December 31, 2003 and 2002, respectively. No income tax benefits associated with 2003 operating losses for the Company's French subsidiaries were recognized. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company's results in those periods would be adversely affected. Additionally, due to the uncertainty of the realization of deferred tax assets for state net operating loss carryforwards and Federal capital loss carryforwards, a valuation allowance totaling $28 million and $25 million was recorded at December 31, 2003 and 2002, respectively.

Historic Cyclicality of the Chemicals Industry

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

     Demand for TiO[u]2 is influenced by changes in the gross domestic product of various regions of the world and to changes in its customers' marketplaces, which are primarily the paint and coatings, plastics and paper industries. In recent history, consolidations and negative business conditions within certain of those industries have put pressure on TiO[u]2 prices as companies compete to keep volume placed. Demand for ethylene and its derivatives and for acetyls has fluctuated from year to year depending on various factors, including but not limited to the economy, industrial production, weather and threat of war. These markets are particularly sensitive to capacity additions. Producers have historically experienced alternating periods of inadequate capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycle.

     Profitability in the Acetyls business segment and in Equistar's businesses is further influenced by fluctuations in the price of natural gas and feedstocks for ethylene. It is not possible to predict accurately the effect that future changes in natural gas and feedstock costs, market conditions and other factors will have on the Company's or Equistar's profitability.

                       Results of Consolidated Operations

                                                         2003        2002        2001
                                                        ------      ------      ------
                                                            (Millions, except per
                                                                  share data)
Net sales............................................   $1,687      $1,554      $1,590
Operating (loss) income..............................      (51)(1)      80 (5)      14  (8)
Loss on Equistar investment..........................     (100)(2)     (73)        (83) (9)
Loss before cumulative effect of accounting change...     (183)(3)     (28)(6)     (54)(10)
Cumulative effect of accounting change...............       (1)(4)    (305)(7)      --
Net loss.............................................     (184)(3)    (333)(6)     (54)(10)
Basic and diluted loss per share before cumulative
   effect of accounting change.......................    (2.86)(3)   (0.44)(6)   (0.85)(10)
Basic and diluted loss per share.....................    (2.88)(3)   (5.24)      (0.85)

----------
(1) Includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant and $18 million of reorganization and office closure costs associated with the Company's cost reduction program.

(2) Includes the Company's share of Equistar's financing costs of $11 million, loss on sale of assets of $4 million and severance costs of $2 million.

(3) Includes after-tax asset impairment charges of $101 million or $1.58 per share associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant; a tax charge of $22 million or $0.34 per share to provide a full valuation allowance for newly generated deferred tax assets of the Company's French subsidiaries unrelated to the impairment charges reported in 2003; a net tax benefit of $18 million or $0.28 per share unrelated to transactions in 2003; after-tax reorganization and office closure charges of $12 million or $0.19 per share; and an after-tax benefit of $2 million or $0.03 per share from the collection of a note receivable previously written off. In addition, this amount includes the Company's after-tax share of Equistar's financing costs of $7 million or $0.11 per share, loss on sale of Equistar's assets of $3 million or $0.04 per share and Equistar's severance costs of $1 million or $0.02 per share.

(4) Reflects the cumulative effect of a change in accounting for asset retirement obligations in accordance with SFAS No. 143. See "Cumulative Effect of Accounting Changes" below.

(5) Includes a benefit of $6 million from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(6) Includes an after-tax benefit of $4 million or $0.06 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 million or $0.35 per share primarily related to a federal tax refund claim, and a tax charge of $10 million or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

(7) Reflects the cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See "Cumulative Effect of Accounting Changes" below.

(8) Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company's goodwill amortization.

(9) Includes $10 million of goodwill amortization and $6 million representing the Company's share of costs related to the shutdown of Equistar's Port Arthur, Texas plant.

(10) Includes $24 million after-tax or $0.38 per share in reorganization and plant closure charges; an additional $4 million or $0.07 per share representing the Company's after-tax share of costs related to the shutdown of Equistar's Port Arthur, Texas plant; $9 million after-tax or $0.14 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses; $13 million or $0.20 per share of the Company's goodwill amortization; $10 million or $0.16 per share of Equistar's goodwill amortization; and a tax benefit of $42 million or $0.66 per share from a reduction in the Company's income tax accruals due to favorable developments related to matters reserved for in prior years.

Cumulative Effect of Accounting Changes

Asset Retirement Obligations

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The Company reported an after-tax transition charge of $1 million in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company's reported assets and liabilities by $2 million and $3 million, respectively. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is expected to be approximately $1 million. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was $1 million for the year ended December 31, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The amount of the asset retirement obligation at December 31, 2003 was $13 million. The pro forma amount of the asset retirement obligation at January 1, 2001, December 31, 2001, and December 31, 2002, as if SFAS No. 143 had been applied at the beginning of 2001, the earliest year presented, is $10 million, $11 million and $12 million, respectively.

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

     Goodwill amortization was suspended on January 1, 2002 in accordance with SFAS No. 142. Results for the year 2001 include $13 million of expense in operating income for amortization of the Company's goodwill and $10 million in Loss on Equistar investment for the Company's share of Equistar's goodwill amortization.

2003 Versus 2002

     The Company reported a loss before the cumulative effect of an accounting change for asset retirement obligations of $183 million or $2.86 per share in 2003 compared to a loss before the cumulative effect of an accounting change for goodwill of $28 million or $0.44 per share in 2002. The Company's pre-tax results decreased $163 million in 2003 compared to 2002, including $131 million lower operating income, a $27 million larger loss from the Company's investment in Equistar and higher net interest expense of $6 million. Income taxes in 2003 and 2002 include net tax benefits unrelated to transactions for those years of $18 million and $22 million, respectively. In addition, income taxes in 2003 and 2002 include tax charges of $22 million (unrelated to the impairment charges reported in 2003) and $10 million, respectively, to provide full valuation allowances for deferred tax assets of the Company's French subsidiaries. These tax matters are more fully described in "Income Taxes" above.

     The Company's 2003 operating loss was $51 million compared to operating income of $80 million for the prior year. The $131 million decrease in the Company's operating income from 2002 to 2003 was due primarily to a decrease in operating income of $114 million in the Titanium Dioxide and Related Products business segment, which includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant (see "Asset Impairment Charges" above), and a decrease of $29 million in Other operating income and expense not identified with the three separate business segments, which includes $18 million of reorganization and office closure costs for the year ended December 31, 2003 (see "Cost Reduction Program; Suspension of Dividend" above). Additionally, operating income in the Specialty Chemicals segment decreased by $4 million while operating income in the Acetyls business segment increased by $16 million.

     Net sales of $1.687 billion for 2003 increased by $133 million, or 9%, compared to the same period of 2002 primarily due to higher local currency sales prices and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments. TiO[u]2 and acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the worldwide price increases announced during 2002 and the first quarter of 2003 by the Company and most other major producers were gradually realized. Sales volume for 2003 for the Acetyls business segment was higher than in the prior year, but was lower for the Titanium Dioxide and Related Products business segment. Specialty Chemicals revenue increased by $3 million, or 3%, compared to the prior year due to volume increases that were partially offset by lower average selling prices for flavor and fragrance products.

     Manufacturing costs were generally higher for most of the Company's products in 2003 as compared to 2002 primarily due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher utility and feedstock costs, particularly natural gas and ethylene. Selling, development and administrative ("S,D&A") costs for the year ended December 31, 2003 were $127 million, a decrease of $11 million, or 8%, from the prior year. S,D&A costs decreased primarily due to a decrease in employee-related costs and various other expenses as the result of the Company's focus on cost reduction initiatives.

     The Company's loss from its Equistar investment was $100 million in 2003 and $73 million in 2002. The loss in 2003 includes the Company's share of Equistar's financing costs of $11 million, loss on the sale of a polypropylene production facility of $4 million, and severance costs of $2 million. Excluding the effect of these items, the Company's loss from its Equistar investment was $10 million larger in 2003 compared to 2002 primarily due to lower sales volume, higher pension and medical benefit costs, and a higher provision for doubtful accounts, partially offset by higher average product margins.

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

     Operating income for 2002 of $80 million increased by $66 million from 2001 primarily due to charges recorded in 2001 for reorganization and plant closure costs and to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses that did not recur in 2002 and the suspension of goodwill amortization in 2002. Operating income in 2001 includes $36 million of aggregate reorganization and plant closure costs related to reorganization activities within the Company's Other segment, $15 million of charges to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. During the second quarter of 2001, $31 million was recorded in connection with the Company's announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process TiO[u]2 plant in Hawkins Point, Maryland. The $31 million charge included severance and other employee-related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 million writedown of assets and $2 million in other costs associated with the idling of the plant. During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio, and recorded reorganization and other charges of $5 million in the Other segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the writedown of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001. All payments for severance and related costs and for other costs related to the reorganization and plant closure have been made as of December 31, 2002.

     Operating income in 2002 compared to 2001 increased by $27 million in the Acetyls business segment, including $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Operating income in 2002 compared to 2001 decreased by $9 million in the Titanium Dioxide and Related Products business segment, including $2 million of goodwill amortization in 2001 that was suspended on January 1, 2002 in accordance with SFAS No. 142. Operating income in 2002 compared to 2001 decreased by $6 million in the Specialty Chemicals business segment. Other operating loss not identified with the three separate business segments for 2002 was $54 million lower compared to 2001. Other operating loss in 2002 included a benefit of $6 million from the reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, and in 2001 included $36 million of reorganization and plant closure costs that did not recur in 2002 and charges of $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses.

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

                                Segment Analysis

     A description of the products and markets for each of the business segments is included in Item 1 of this Annual Report. Additional segment information is included in Note 16 to the Consolidated Financial Statements in this Annual Report.

Titanium Dioxide and Related Products

                                                         2003     2002     2001
                                                        ------   ------   ------
                                                               (Millions)
Net sales............................................   $1,172   $1,129   $1,145
Operating (loss) income..............................      (51)      63       72

2003 Versus 2002

     The operating loss for 2003 of $51 million included asset impairment charges of $103 million associated primarily with the Le Havre, France manufacturing plant, as more fully described in "Asset Impairment Charges" above. Excluding these asset impairment charges, operating income in 2003 decreased by $11 million primarily due to higher manufacturing and other costs of sales ($107 million) and lower sales volume ($7 million), partially offset by higher average selling prices ($93 million) and lower S,D&A costs ($10 million).

     Net sales for 2003 increased $43 million, or 4%, to $1.172 billion. The average US dollar TiO[u]2 selling price for 2003 increased by 11% over 2002. Average local currency prices increased by 5% while translation of foreign currency-based prices to a weaker US dollar increased US dollar prices by 6% compared to the prior year. During 2003, local currency prices increased in all major geographic regions. TiO[u]2 sales volume decreased by 6% from 2002. Sales volume decreased from the prior year in all major markets and geographical regions, except for the Central and South American region. Contrary to traditional TiO[u]2 demand trends, the second half of 2003 was stronger than the first half of the year due primarily to the lack of a coatings season in the first half of 2003 in most of North America due to poor weather conditions in many areas, as well as weak global economic conditions.

     The overall operating rate for the TiO[u]2 plants for each of 2003 and 2002 was 89%. Production volumes for 2003 and 2002 were similar.

     Manufacturing and other costs of sales per metric ton increased 7% over the prior year. Costs increased primarily due to the unfavorable effect of translating foreign currency-based manufacturing costs into the weaker US dollar, higher maintenance and fixed costs, and higher costs for utilities, including higher natural gas costs.

     S,D&A costs for 2003 decreased by $10 million or 8% compared to the prior year. The decrease is primarily due to lower employee-related costs, partially offset by higher professional fees.

2002 Versus 2001

     Operating income for 2002 of $63 million decreased $9 million or 13% from the prior year. Operating income in 2001 includes $2 million in goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No.
142. Excluding the goodwill amortization from the 2001 results, operating income in 2002 decreased $11 million from the prior year primarily due to lower selling prices ($83 million) partially offset by the favorable effects of lower manufacturing and other costs of sales ($41 million), lower S,D&A expenses ($19 million) and higher sales volume ($12 million).

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

     S,D&A costs in 2002 decreased by $19 million or 15% compared to 2001. The Company continued to focus on its cost reduction initiatives. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

Acetyls

                                                             2003   2002   2001
                                                             ----   ----   ----
                                                                 (Millions)
Net sales.................................................   $421   $334   $355
Operating income (loss)...................................     27     11    (16)

2003 Versus 2002

     Operating income in the Acetyls business segment for 2003 of $27 million increased by $16 million from operating income of $11 million in 2002. Operating income increased from the prior year primarily due to higher selling prices ($88 million), lower S,D&A expenses ($8 million) and higher sales volume ($2 million), partially offset by higher manufacturing and other costs of sales ($82 million).

     Sales revenue for 2003 of $421 million increased by $87 million or 26% compared to 2002, primarily due to higher average selling prices. For the year ended December 31, 2003, the aggregate US dollar price for VAM and acetic acid was 23% higher than 2002. Certain worldwide price increases that were announced during 2002 and the first quarter of 2003 for Acetyls' principal products were realized. The increased value in US dollar terms of foreign currency denominated sales due to the weaker US dollar also contributed to the increase in net sales. The aggregate sales volume for VAM and acetic acid for the year ended December 31, 2003 increased 2% over the comparable period of 2002, primarily due to higher acetic acid sales volume.

     For the year ended December 31, 2003, manufacturing and other costs of sales increased by $82 million or 27% from the same period of 2002. The increase was primarily due to higher feedstock and energy costs, particularly natural gas and ethylene.

     S,D&A costs for 2003 were $8 million or 44% lower than 2002, primarily due to lower legal expenses and cost savings related to the Company's cost reduction initiatives.

2002 Versus 2001

     Operating income in the Acetyls business segment for 2002 of $11 million increased by $27 million from an operating loss of $16 million in 2001. Operating income in 2001 includes $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Excluding the goodwill amortization from the 2001 results, operating income in 2002 increased $16 million from the prior year, primarily due to lower production costs ($65 million) and higher sales volume ($10 million), partially offset by lower selling prices ($55 million) and higher S,D&A expenses ($4 million).

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

     S,D&A costs for 2002 were $4 million or 29% higher than 2001, primarily due to a loss in 2002 for the change in the value of gold and the Company's obligation under its agreement with a third party, which provides the Company with the right to use gold at its La Porte, Texas facility. See Note 8 to the Consolidated Financial Statements included in this Annual Report.

Specialty Chemicals

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                  (Millions)
Net sales..................................................    $94    $91    $90
Operating income...........................................      2      6     12

2003 Versus 2002

     Operating income for 2003 of $2 million was $4 million or 67% lower than 2002. The $4 million decrease in operating income in 2003 compared to 2002 is primarily due to lower average selling prices ($6 million) and higher manufacturing and other costs of sales ($2 million), partially offset by higher sales volume ($2 million) and a reduction in S,D&A ($2 million).

     Net sales for 2003 of $94 million increased by $3 million or 3% from the prior year. Sales volume for 2003 was 11% higher than 2002 due to increases across most product lines. Average selling prices for 2003 decreased by 6%. The combination of competitive pricing and proportionally higher sales volume in lower-priced product lines contributed to the decrease in average selling prices in 2003 compared to 2002.

     Manufacturing and other costs of sales increased in 2003 compared to the prior year, as the average cost of CST, the principal raw material for the business, increased from the prior year. In addition, the purchase of gum turpentine and its derivatives needed to supplement CST supply further increased overall costs. S,D&A costs for 2003 were $2 million lower than S,D&A costs in 2002 primarily due to lower employee-related costs.

2002 Versus 2001

     Operating income for 2002 of $6 million was $6 million or 50% lower than 2001. Operating income in 2002 decreased by $6 million from the prior year, primarily due to higher manufacturing and other cost of sales ($17 million) and lower sales volume ($4 million), partially offset by higher average selling prices ($15 million).

     Net sales for 2002 increased $1 million or 1% to $91 million. The weighted-average selling price for all Specialty Chemicals products increased by 19% over the 2001 weighted average, resulting primarily from a greater proportion of higher-priced products sold and the favorable effect of strengthening currencies against the US dollar. Sales volume was down 15% from 2001 as the marketplace remains fiercely competitive mainly due to price pressure from low-cost manufacturers in Asia.

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

     S,D&A costs were approximately equal to the prior year.

Other

                                                             2003   2002   2001
                                                             ----   ----   ----
                                                                  (Millions)
Operating loss............................................   $(29)   $--   $(54)

2003 Versus 2002

     Operating loss not identified with the three separate business segments for 2003 increased by $29 million from the prior year. This increase is primarily due to $18 million in reorganization and office closure charges associated with the Company's cost reduction program in 2003 (see "Cost Reduction Program; Suspension of Dividend" above), and a $6 million benefit in 2002 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

2002 Versus 2001

     Operating loss not identified with the three separate business segments for 2002 was $54 million less than 2001 primarily due to $36 million of reorganization and plant closure costs included in 2001 that did not recur in 2002, a $15 million charge in 2001 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and a benefit of $6 million from the reduction of reserves in 2002 due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

Equistar

                                           Company's Share       Reported by Equistar
                                         -------------------   ------------------------
                                          2003   2002   2001    2003    2002(1)    2001
                                         -----   ----   ----   -----   --------   -----
                                                           (Millions)
Loss on Equistar investment............  $(100)  $(73)  $(83)  $(339)   $(246)    $(283)

----------
(1) Before cumulative effect of accounting change

2003 Versus 2002

     The Company recorded a loss from its investment in Equistar of $100 million in 2003 compared to a loss of $73 million in 2002. Equistar reported a loss in 2003 of $339 million compared to a loss before the cumulative effect of an accounting change for goodwill in 2002 of $246 million. Equistar's operating loss in 2003 of $89 million was $45 million higher than the operating loss in 2002 of $44 million. The increase in Equistar's operating loss in 2003 compared to 2002 includes $22 million lower operating income in the Petrochemicals segment, a $4 million greater loss in the Polymers segment, and a $19 million increase in expenses not allocated to Equistar's separate business segments, which is primarily due to higher pension and medical benefit costs and a higher provision for doubtful accounts. Other non-operating expenses and interest expense, net of interest income, which are not included in Equistar's operating income, were $45 million and $3 million higher in 2003 than 2002, respectively. The $45 million increase in other expenses in 2003 is primarily due to $37 million of refinancing charges related to Equistar's financing activities in 2003. These financing activities included the issuance of $700 million of new senior unsecured notes that deferred Equistar's debt maturities, the restructuring of its credit facility, and the commencement of a new receivables sales facility.

     Operating income in Equistar's Petrochemicals segment of $124 million decreased $22 million, or 15%, from 2002 primarily due to the negative effect of two scheduled maintenance turnarounds and 3% lower sales volume, partially offset by approximately $33 million of higher costs in 2002 as the result of certain above-market fixed price contracts for natural gas and natural gas liquids. Revenues in the Petrochemicals segment were 22% higher in 2003 than 2002 due to higher sales prices, partly offset by lower sales volume. In 2003, in response to significantly higher raw material and energy costs compared to 2002, Equistar implemented significant sales price increases for substantially all of its petrochemicals products. However, the magnitude of these price increases had a negative effect on product demand, and contributed to lower sales volume in 2003. Benchmark ethylene sales prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. However, cost of sales for the Petrochemicals segment in 2003 increased approximately 23% compared to 2002 due to higher raw material costs, primarily crude oil-based liquids and natural gas-based liquids, and energy. The benchmark cost of ethylene production averaged 32% higher in 2003 compared to 2002, while benchmark natural gas costs averaged 63% higher.

     The operating loss in Equistar's Polymers segment of $78 million increased $4 million, or 5%, from the prior year, including a $12 million loss on the sale of its Bayport polypropylene production facility and an $11 million write-off of a research and development facility in 2003. Excluding the effect of these losses, the operating loss in the Polymers segment was $19 million lower in 2003 compared to 2002 due to higher product margins partially offset by a 12% decrease in sales volume. Average sales prices in 2003 increased 23% compared to 2002 in response to higher raw material costs, primarily ethylene. The higher average sales prices more than offset the higher raw material costs and contributed to the higher product margins. However, the magnitude of these sales price increases had a negative effect on product demand resulting in the decrease in sales volume. The sale of the Bayport polypropylene production facility in 2003 also contributed to the lower sales volume.

2002 Versus 2001

     The Company recorded a loss from its investment in Equistar of $73 million in 2002 compared to a loss of $83 million in 2001. Equistar reported a loss for 2002 of $246 million, before the cumulative effect of an accounting change, compared to a loss of $283 million for 2001. Equistar's operating losses in 2002 of $44 million were $55 million lower than the $99 million of operating losses in the prior year. Equistar's operating losses in the prior year include $33 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142, and $22 million of plant closure costs related to the shutdown of Equistar's Port Arthur, Texas plant. Operating income in the Petrochemicals segment decreased by $129 million compared to the prior year, while the Polymers segment reported operating losses of $112 million lower than those incurred in 2001. Equistar's expenses not allocated to its separate business segments decreased by $72 million primarily due to the goodwill amortization and plant closure costs incurred in 2001. Equistar's interest costs increased by $13 million in 2002 compared to 2001.

     Operating income in the Petrochemicals segment of $146 million for 2002 decreased $129 million or 47% from the prior year as sales prices decreased more than raw material costs, resulting in lower product margins in 2002 compared to 2001. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volume, which was in line with industry demand growth. Equistar's sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. These lower sales prices were slightly offset by higher 2002 co-product propylene sales prices. Cost of sales decreased 6% compared to the prior year, 2% less than the percent decrease in revenues. While the costs of natural gas and natural gas liquid raw materials decreased from historically high levels experienced in 2001, other raw material costs, such as heavy liquids, did not decrease similarly.

     The operating loss in the Polymers segment of $74 million for 2002 decreased $112 million compared to the operating loss of $186 million in 2001. The $112 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volume. Margins improved in 2002 compared to 2001, as decreases in sales prices were less than the decreases in polymers raw material costs. Sales prices decreased by 9% from 2001, partially offset by a 4% increase in sales volume. Lower sales prices in 2002 reflected generally lower raw material costs compared to 2001. Sales volume increased due to stronger demand in 2002 compared to 2001. Cost of sales decreased 10% compared to the prior year, or 4% more than the percent decrease in revenues. The decrease during 2002 reflected lower raw material costs, primarily ethylene, and lower energy costs, partly offset by the 4% increase in sales volume. Benchmark ethylene prices were 16% lower and were only partly offset by a 3% increase in benchmark propylene prices in 2002 compared to 2001.

                         Interest Expense

                                                     2003   2002   2001
                                                     ----   ----   ----
                                                          (Millions)
Interest expense, net.............................    $92    $86    $82

     During 2003, interest expense, net of interest income, increased $6 million to $92 million from $86 million in the prior year. The $6 million increase in interest expense was due to higher average debt levels throughout the year compared to the prior year and the higher cost of debt due to the Company's issuance of additional 9.25% Senior Notes, as more fully described in "Liquidity and Capital Resources" below. Interest expense, net was $86 million in 2002 versus $82 million in 2001, primarily due to higher debt levels throughout the year and the Company's issuance of additional 9.25% Senior Notes in 2002.

                        Liquidity and Capital Resources

     The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. In 2003, the Company financed its foreign operations through cash generated from those foreign operations and its domestic operations through cash generated from domestic operations and cash from various sources of external financing. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company's businesses. The amount of cash distributions received from Equistar is affected by Equistar's results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000 and it is unlikely the Company will receive any cash distributions from Equistar in 2004.

     Cash used in operating activities for the year ended December 31, 2003 was $90 million compared to $84 million of cash provided by operating activities in the year ended December 31, 2002. The $174 million decrease was primarily due to unfavorable movements in trade working capital ($143 million), lower operating income before non-cash asset impairment charges and depreciation and amortization ($17 million), and various other net unfavorable changes ($14 million), including a $19 million payment to the Internal Revenue Service relating to a preliminary settlement of federal tax for audit years 1989 through 1992. The unfavorable movement in trade working capital (defined as trade receivables, inventories and trade accounts payable) in 2003 compared to 2002 is primarily due to the termination of the Company's European receivables securitization program (see "European Receivables Securitization Program" below), timing of vendor payments, and slightly higher inventory balances.

     Cash used in investing activities for the year ended December 31, 2003 was $48 million compared to $70 million used in 2002. Capital expenditures in 2003 were $48 million, down from $71 million in 2002.

     Cash provided by financing activities was $203 million for the year ended December 31, 2003 compared to $2 million used in 2002. Financing activities in 2003 included $220 million of net debt proceeds, while 2002 included $33 million of net debt proceeds. Dividends paid to shareholders totaled $17 million in 2003 and $35 million in 2002.

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded charges for the year ended December 31, 2003 of $18 million, of which $17 million is for severance-related costs and $1 million is for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Substantially all of the remaining charges for this program, estimated at $1 million to $3 million, are expected to be recorded during the next several quarters. Severance-related cash payments of $14 million for the implementation of this program were made during the year ended December 31, 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $11 million, will be disbursed during the next several quarters.

     In addition, in July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in "Cost Reduction Program; Suspension of Dividend" above. The decision to suspend payment of dividends in mid-2003 decreased the Company's reported cash outflows from financing activities by approximately $17 million in 2003 compared to 2002, and will decrease cash outflows by an additional $17 million in 2004, resulting in a total annual reduction of cash outflows of approximately $34 million.

     In 2002, the Company's cash flows provided by operating activities was $84 million compared to $112 million provided in 2001. The $28 million decrease was primarily due to movements in trade receivables and trade accounts payable that were favorable to a lesser extent during 2002 compared to the prior year ($128 million), and unfavorable movements in other current assets compared to favorable movements in the prior year ($53 million), partially offset by higher operating income before depreciation and amortization in 2002 compared to 2001 ($58 million), movements in other long-term liabilities that were unfavorable to a lesser extent during 2002 than 2001 ($36 million, including $12 million of proceeds from the termination of interest rate swaps in 2002), and favorable movements in inventories, accrued expenses and other liabilities and taxes payable compared to unfavorable movements in the prior year ($57 million). Various other changes resulted in a net favorable movement compared to the prior year ($2 million). Capital expenditures for 2002 were $71 million, down from $97 million in 2001. In 2002, the Company received approximately $1 million in proceeds from the sales of property, plant and equipment, a decrease of $18 million from the $19 million of proceeds received in 2001, which included proceeds of $17 million from the sale of the Company's research center under a sale-leaseback arrangement.

     Net debt (short-term and long-term debt less cash) at December 31, 2003 totaled $1.258 billion compared to $1.117 billion at the end of 2002. At December 31, 2003, the Company had approximately $113 million of unused availability under short-term uncommitted lines of credit and its five-year credit agreement expiring June 18, 2006 (the "Credit Agreement"). The Company's focus in 2004 is to sustain the benefits of cost reduction efforts achieved to date, achieve further benefits from cost reduction actions announced in the third quarter of 2003, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. In the first quarter of 2004, the Company repatriated approximately $107 million from its Australian and European businesses to the US. This cash was used primarily to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, and considering the suspension of the payment of dividends on the Company's Common Stock announced in the third quarter of 2003, will be sufficient to fund the Company's cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement.

     At February 29, 2004, the Company had $21 million outstanding undrawn standby letters of credit and no outstanding borrowings under the revolving loan portion of the Credit Agreement (the "Revolving Loans") and, accordingly, had $129 million of unused availability under such facility. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $7 million. As these letters of credit and bank guarantees mature, the issuers could require the Company to renew them under the Credit Agreement. If this were to occur, it would result in a corresponding decrease in availability under the Credit Agreement. Additionally, at February 29, 2004, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of

$34 million. For a discussion of the term loan repayment and the covenants under the Credit Agreement, see "Financing and Capital Structure" below.

Capital Expenditures

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                   (Millions)
Additions to property, plant and equipment ................    $48    $71    $97

     Capital spending for 2003 was $48 million compared to depreciation and amortization of $113 million. The 32% decrease in capital spending from 2002 reflects the Company's continued focus on optimization of its capital base. Capital expenditures in 2003 were primarily associated with replacement capital projects and certain environmental, cost reduction, and yield-improvement projects.

     Planned capital spending in 2004 is projected to be approximately $60 million primarily for maintenance capital and cost reduction, yield-improvement and environmental projects. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Facility, if necessary.

     Capital spending for 2002 was $71 million compared to depreciation and amortization of $102 million. The 27% decrease in capital spending from 2001 reflects the Company's continued focus on optimization of its capital base. Major expenditures included installation of a dredge and certain related processing equipment at the mine in Mataraca, Paraiba, Brazil, and environmental improvement projects at the Company's TiO[u]2 manufacturing locations in France and the United States. In addition, expenditures included cost reduction and yield-improvement projects at various sites.

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

Financing and Capital Structure

     On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 million aggregate principal amount of 4.00% Convertible Senior Debentures due 2023, unless earlier redeemed, converted or repurchased (the "4.00% Convertible Senior Debentures"), which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of the Company. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion of the Credit Agreement (the "Term Loans") and $103 million of outstanding borrowings under the Revolving Loans, which currently have a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

     On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003, filed an amended registration statement. However, as of December 31, 2003, the exchange offer registration statement has not yet been declared effective. As a result, since

October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 million additional amount of notes. This additional interest will be paid until such time as the registration statement becomes effective.

     In June 2002, the Company received approximately $100 million in net proceeds ($102.5 million in gross proceeds) from the completion of an offering by Millennium America of $100 million additional principal amount at maturity of the 9.25% Senior Notes. The gross proceeds of the offering were used to repay all of the $35 million of outstanding borrowings at that time under the Company's Revolving Loans and to repay $65 million outstanding under the Term Loans. During 2001, the Company refinanced $425 million of borrowings and paid refinancing expenses of $11 million with the combined proceeds of the Credit Agreement, which provided the Revolving Loans and $125 million in Term Loans, and the issuance of $275 million aggregate principal amount of 9.25% Senior Notes by Millennium America. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement, prior to the amendment consummated in the fourth quarter of 2003, which is described below, included a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, in the second quarter of 2003, and in the fourth quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon the consummation of the June 2002 offering of $100 million additional principal amount of the 9.25% Senior Notes and using such proceeds for the repayment of the Credit Agreement debt, as described above. The amendment in the second quarter of 2003 was not conditioned on the sale of the 9.25% Senior Notes in April 2003. The amendment in the fourth quarter of 2003 was conditioned on the Company obtaining at least $110 million of long-term financing in the capital markets, which the Company satisfied by the sale of $150 million of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 amended, among other things, the maximum availability under the Credit Agreement from $175 million to $150 million, the performance criteria for the financial covenants, the definition of EBITDA, and replaced the Leverage Ratio with a Senior Secured Leverage Ratio. Under the financial covenants now in effect, the Company is required to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to
1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, and the Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale. In addition, the maximum availability under the Credit Agreement will be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 million from November 18, 2003, the effective date of the fourth quarter 2003 amendment. Any sale involving Equistar or certain inventory or accounts receivable will reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     The Company was in compliance with all covenants under the Credit Agreement at December 31, 2003. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance.

     The indenture governing the Company's $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the "Senior Notes") allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2003, any reduction in CNTA below approximately $1.0 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.1 billion at December 31, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of Millennium Chemicals and/or certain of its subsidiaries to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit Millennium Chemicals and its Restricted Subsidiaries from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company's Consolidated Coverage Ratio has fallen below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody's and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

     The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company's Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares per $1,000 principal amount of debentures. At the time the 4.00% Convertible Senior Debentures were issued, the common price per share exceeded the trading value of the Company's Common Stock. The conversion privilege may be exercised under the following circumstances:

     o prior to November 15, 2018, during any fiscal quarter commencing after December 31, 2003, if the closing price of the Company's Common Stock on at least 20 of the 30 consecutive trading days ending on the first trading day of that quarter is greater than 125% of the then current conversion price;

     o on or after November 15, 2018, at any time after the closing price of the Company's Common Stock on any date is greater than 125% of the then current conversion price;

     o    if the debentures are called for redemption;

     o upon the occurrence of specified corporate transactions, including a consolidation, merger or binding share exchange pursuant to which the Company's Common Stock would be converted into cash or property other than securities;

     o during the five business-day period after any period of ten consecutive trading days in which the trading price per $1,000 principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company's Common Stock and the then current conversion rate; and

     o at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody's, or B- or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a fundamental change. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances.

     At December 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

     The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody's has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

     On July 22, 2003, S&P lowered the Company's credit rating from BB+ to BB, citing the Company's July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemicals industry as factors that are likely to further delay the Company's efforts to restore its financial profile. On September 22, 2003, S&P again lowered the Company's credit rating from BB to BB- citing the Company's subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years, and revised its outlook from negative to stable. On November 19, 2003, S&P assigned its BB- rating to the 4.00% Convertible Senior Debentures, and affirmed its BB- rating of the Company with a stable outlook. Moody's announced on August 13, 2003, that it had lowered the Company's senior implied rating to Ba2, and the Senior Notes' rating to Ba3, citing the Company's high leverage, modest coverage of interest expense, weaker than anticipated TiO[u]2 demand and potential covenant compliance issues. On November 19, 2003, Moody's again lowered the Company's senior implied rating from Ba2 to Ba3, and the Senior Notes' rating from Ba3 to B1 and affirmed its ratings outlook of negative, citing the challenging operating conditions within the TiO[u]2 business, a significant deterioration in 2003 cash flow performance, and Moody's expectation that a protracted recovery in the TiO[u]2 business will limit the Company's ability to de-lever for the medium-term. These actions by S&P and Moody's could heighten concerns of the Company's creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

     The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody's August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14 million, net of $1 million of proceeds from the termination of its forward purchase contract. The Company's obligation under this agreement was $14 million at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 million and $3 million for each of the years ended December 31, 2003 and 2002, respectively, and was not significant for the year ended December 31, 2001. The change in value of the forward purchase agreement was a gain of $1 million for the year ended December 31, 2003, which is included in S,D&A expense.

European Receivables Securitization Program

     From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there are no balances outstanding at December 31, 2003.

     Transferred trade receivables outstanding at December 31, 2002 that qualified as a sale were $61 million and were not included in the Company's Consolidated Balance Sheet at December 31, 2002. The Company carried its retained interest in a portion of the transferred assets that did not qualify as a sale, $9 million at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximated net realizable value based upon the Company's historical collection rate for these trade receivables. For the years ended December 31, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $281 million and $213 million, respectively. Cash flows from the securitization arrangement were reflected as operating activities in the Consolidated Statements of Cash Flows. For the years ended December 31, 2003 and 2002, the aggregate loss on sale associated with this arrangement was $2 million and $2 million, respectively. Administration and servicing of the trade receivables under the arrangement remained with the Company. Servicing liabilities associated with the transaction were not significant at December 31, 2002.

Contractual Obligations

     In addition to the Company's long-term indebtedness, in the ordinary course of business, the Company enters into contractual obligations to purchase raw materials, utilities and services for fixed or minimum amounts and lease arrangements for certain property, plant and equipment. Following is a schedule that shows long-term debt, unconditional purchase obligations, lease commitments and certain other contractual obligations as of December 31, 2003:

                                          2004    2005   2006    2007   2008   Thereafter   Total
                                          ----   -----   ----   -----   ----   ----------   ------
                                                                (Millions)
Long-term debt.........................   $  6   $   5   $557   $   2   $476     $  404     $1,450
Operating leases.......................     20      15     12      11     11         75        144
VAM toll...............................     63      67     72      --     --         --        202
Unconditional purchase obligations.....    332     272    224     173     99        750      1,850
                                          ----   -----   ----   -----   ----     ------     ------
   Total contractual obligations (1)...   $421   $ 359   $865   $ 186   $586     $1,229     $3,646
                                          ====   =====   ====   =====   ====     ======     ======

--------------
(1) Contractual obligations exclude $287 million of deferred income taxes and $325 million of other non-current liabilities. Due to the nature of these estimated liabilities there are no contractual payments scheduled for ultimate settlement. Other non-current liabilities consist primarily of estimated liabilities for pension and other postretirement benefits, resolution of probable tax assessments, environmental and other legal contingencies, and asset retirement obligations. (See Notes 11, 7, 15 and 1, respectively, to the Consolidated Financial Statements included in this Annual Report).

Off-Balance Sheet Financing Arrangements

     The Company has no material off-balance sheet financing arrangements other than the European receivables securitization program, which was terminated in November 2003, as described in "European Receivables Securitization Program" above, and various operating leases as described in "Contractual Obligations" above.

                      Environmental and Litigation Matters

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to range between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group, of which one of the Company's subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River Superfund Site and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site could range from $0 to $2.5 billion if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation, the Company is paying
35% of costs related to studying and evaluating the environmental conditions of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. In addition, the Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. The Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies, collectively, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003. See "Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 included in this Annual Report.

                                    Inflation

     The financial statements are presented on a historical cost basis. While the United States' inflation rate has been modest for several years, the Company operates in many international areas with both inflation and currency instability. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

                            Foreign Currency Matters

     The functional currency of each of the Company's non-United States operations (principally, the Company's TiO[u]2 operations in the United Kingdom, France, Brazil and Australia) is generally the local currency. The Company is subject to the strengthening and weakening of various currencies against each other and against the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering derivative transactions pursuant to the Company's hedging practices. Translation exposure associated with translating the functional currency financial statements of the Company's foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. Since the Company's mix of foreign denominated revenues and costs compared to functional currency denominated revenues and costs varies significantly from subsidiary to subsidiary, it is difficult to predict the impact foreign currency exchange fluctuations will have on the Company's results. Costs associated with the Company's non-United States operations are predominately denominated in foreign currencies; however, a portion of the revenue generated by these non-United States operations is denominated in US dollars.

     Consolidated Shareholders' deficit decreased approximately $128 million and $27 million in 2003 and 2002, respectively, and consolidated shareholders' equity decreased $19 million during 2001 as a result of translating subsidiary financial statements into US dollars. Future events, which may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, cannot be predicted.

     The Company generates revenue from export sales and revenue from operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency. Revenues earned outside the United States accounted for 62%, 59% and 54% of total revenues in 2003, 2002 and 2001, respectively. These revenues were denominated in US dollars as well as other currencies.

     Net foreign currency transactions aggregated losses of $2 million and $7 million in 2003 and 2001, respectively, and gains of $3 million in 2002.

Derivative Instruments and Hedging Activities

     As more fully described in Note 9 to the Consolidated Financial Statements included in this Annual Report, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are major institutions deemed to be credit worthy by the Company and generally are financial institutions that provide the Company with debt financing. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     Derivative contracts outstanding at December 31, 2003 were as follows:

                       Foreign Currency Forward Contracts


                                                            Unrealized     Weighted Average
                                        Notional Amount   Gain/(Loss)(1)   Settlement Price/
                                        ---------------   --------------   -----------------
                                                (Dollars, in millions)
Less than 1 year
----------------
Receive GBP/Pay US$..................        $  5               $--         1.7656 US$/GBP
Receive GBP/Pay euro.................         121                (2)        0.6975 GBP/euro
Receive euro/Pay US$.................           6                --         1.1670 US$/euro
Receive AUS$/Pay US$.................          38                 3         0.6958 US$/AUS$
Receive US$/Pay euro.................          30                (1)        1.1967 US$/euro
Receive US$/Pay GBP..................           3                --         1.6823 US$/GBP
Receive GBP/Pay JPY..................           1                --         186.1600 JPY/GBP
                                                                ---
                                                                $--
                                                                ===

----------
(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2003.
(2)  As of December 31, 2003.

                        Commodity Derivative Instruments

                                                                            Weighted Average
                                                            Unrealized     Settlement Price/
                                        Notional Amount   Gain/(Loss)(1)      Strike Price
                                        ---------------   --------------   -----------------
                                                (Dollars, in millions)
Less than 1 year
---------------                                                             Pay $5.37/mmbtu,
                                                                            receive  NYMEX
Natural Gas Swap Contracts...........          $1               $--         settlement

Purchased Call Options...............           7                --              $6.25

Written Put Options..................           1                --               4.25

Written Call Options.................           1                --               7.25
                                                                ---
                                                                $--
                                                                ===

----------
(1) As of December 31, 2003.

                               Interest Rate Swaps

                                                            Unrealized        Weighted Average
                                        Notional Amount   Gain/(Loss)(1)         Pay/Receive
                                        ---------------   --------------   ----------------------
                                             (Dollars, in millions)
2-3 Years
---------                                                                  Pay six months LIBOR
Interest Rate Swap Contracts.........         $225              $3         plus 3.22%, receive 7%

----------
(1) As of December 31, 2003.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 102 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
March 8, 2004

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                    As of December 31,
                                                                                    ------------------
                                                                                       2003     2002
                                                                                      ------   ------
                                     ASSETS
Current assets
   Cash and cash equivalents.....................................................     $  209   $  125
   Trade receivables, net........................................................        277      210
   Inventories...................................................................        457      406
   Other current assets..........................................................         65       78
                                                                                      ------   ------
      Total current assets.......................................................      1,008      819
Property, plant and equipment, net...............................................        766      862
Investment in Equistar...........................................................        469      563
Other assets.....................................................................         51       46
Goodwill.........................................................................        104      106
                                                                                      ------   ------
      Total assets...............................................................     $2,398   $2,396
                                                                                      ======   ======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable.................................................................     $   --   $    4
   Other short-term borrowings...................................................         --       14
   Current maturities of long-term debt..........................................          6       12
   Trade accounts payable........................................................        236      274
   Income taxes payable..........................................................          5       44
   Accrued expenses and other liabilities........................................        124      127
                                                                                      ------   ------
      Total current liabilities..................................................        371      475
Long-term debt...................................................................      1,461    1,212
Deferred income taxes............................................................        287      315
Other liabilities................................................................        325      410
                                                                                      ------   ------
      Total liabilities..........................................................      2,444    2,412
                                                                                      ------   ------
Commitments and contingencies (Note 15)
Minority interest................................................................         27       19
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding)...............................................         --       --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares in 2003 and 2002, respectively)...................          1        1
   Paid in capital...............................................................      1,292    1,297
   Accumulated deficit...........................................................       (977)    (776)
   Cumulative other comprehensive loss...........................................       (141)    (299)
   Treasury stock, at cost (13,905,687 and 14,766,279 shares in 2003 and 2002,
      respectively)..............................................................       (260)    (275)
   Unearned restricted shares....................................................         (1)      --
   Deferred compensation.........................................................         13       17
                                                                                      ------   ------
      Total shareholders' deficit................................................        (73)     (35)
                                                                                      ------   ------
         Total liabilities and shareholders' deficit.............................     $2,398   $2,396
                                                                                      ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except per share data)

                                                                               Year Ended December 31,
                                                                              ------------------------
                                                                               2003     2002     2001
                                                                              ------   ------   ------
Net sales..................................................................   $1,687   $1,554   $1,590
Operating costs and expenses
   Cost of products sold...................................................    1,377    1,234    1,261
   Depreciation and amortization...........................................      113      102      110
   Selling, development and administrative expense.........................      127      138      169
   Reorganization, office and plant closure costs..........................       18       --       36
   Asset impairment charges................................................      103       --       --
                                                                              ------   ------   ------
      Operating (loss) income..............................................      (51)      80       14
Interest expense...........................................................      (98)     (90)     (85)
Interest income............................................................        6        4        3
Loss on Equistar investment................................................     (100)     (73)     (83)
Other (expense) income, net................................................       --       (1)       1
                                                                              ------   ------   ------
Loss before income taxes and minority interest.............................     (243)     (80)    (150)
Benefit from income taxes..................................................       65       58      100
                                                                              ------   ------   ------
Loss before minority interest and cumulative effect of accounting change...     (178)     (22)     (50)
Minority interest..........................................................       (5)      (6)      (4)
                                                                              ------   ------   ------
Loss before cumulative effect of accounting change.........................     (183)     (28)     (54)
Cumulative effect of accounting change.....................................       (1)    (305)      --
                                                                              ------   ------   ------
Net loss...................................................................   $ (184)  $ (333)  $  (54)
                                                                              ======   ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change...........................   $(2.86)  $(0.44)  $(0.85)
   From cumulative effect of accounting change.............................    (0.02)   (4.80)      --
                                                                              ------   ------   ------
   After cumulative effect of accounting change............................   $(2.88)  $(5.24)  $(0.85)
                                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                  2003    2002    2001
                                                                                 -----   -----   -----
Cash flows from operating activities:
   Net loss..................................................................    $(184)  $(333)  $ (54)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Cumulative effect of accounting change..............................        1     305      --
         Asset impairment charges............................................      103      --      --
         Write-off of assets related to plant closure........................       --      --      10
         Depreciation and amortization.......................................      113     102     110
         Deferred income tax benefit.........................................      (40)    (35)    (68)
         Non-cash income tax benefit.........................................      (37)    (22)    (42)
         Loss on Equistar investment.........................................      100      73      83
         Minority interest...................................................        5       6       4
         Other, net..........................................................        9       5       1
         Changes in assets and liabilities:
            (Increase) decrease in trade receivables.........................      (56)      7      83
            (Increase) decrease in inventories...............................      (13)      4      (3)
            Decrease (increase) in other current assets......................       30     (23)     30
            Decrease (increase) in other assets..............................        2     (16)    (19)
            (Decrease) increase in trade accounts payable....................      (51)     12      64
            (Decrease) increase in accrued expenses and other liabilities and
               income taxes payable..........................................      (29)     15     (35)
            Decrease in other liabilities....................................      (43)    (16)    (52)
                                                                                 -----   -----   -----
      Cash (used in) provided by operating activities........................      (90)     84     112
                                                                                 -----   -----   -----
Cash flows from investing activities:
   Capital expenditures......................................................      (48)    (71)    (97)
   Proceeds from sales of property, plant & equipment........................       --       1      19
                                                                                 -----   -----   -----
      Cash used in investing activities......................................      (48)    (70)    (78)
                                                                                 -----   -----   -----
Cash flows from financing activities:
   Dividends to shareholders.................................................      (17)    (35)    (35)
   Proceeds from long-term debt, net.........................................      626     302     783
   Repayment of long-term debt...............................................     (387)   (272)   (736)
   (Decrease) increase in notes payable and other short-term borrowings......      (19)      3     (34)
                                                                                 -----   -----   -----
      Cash provided by (used in) financing activities........................      203      (2)    (22)
                                                                                 -----   -----   -----
Effect of exchange rate changes on cash......................................       19      (1)     (5)
                                                                                 -----   -----   -----
Increase in cash and cash equivalents........................................       84      11       7
Cash and cash equivalents at beginning of year...............................      125     114     107
                                                                                 -----   -----   -----
Cash and cash equivalents at end of year.....................................    $ 209   $ 125   $ 114
                                                                                 =====   =====   =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Millions)

                                            Common Stock
                                        --------------------
                                                                                           Paid
                                        Outstanding            Treasury     Deferred        In
                                           Shares     Amount     Stock    Compensation   Capital
                                        -----------   ------   --------   ------------   -------
Balance at December 31, 2000 ........        64         $1      $(282)         $15       $1,326
Comprehensive loss
   Net loss .........................        --         --         --           --           --
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax
            of $5 ...................        --         --         --           --           --
         Less: reclassification
            adjustment, net of
            tax of $3 ...............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
            Net losses ..............        --         --         --           --           --
      Minimum pension liability
         adjustment, net of
         tax of $3 ..................        --         --         --           --           --
      Currency translation
         adjustment .................        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Total comprehensive loss ............        --         --         --           --           --
Amortization and adjustment of
   unearned restricted shares .......        --         --         --           --          (27)
Dividends related to forfeiture of
   restricted shares ................        --         --         --           --           --
Shares purchased by employee benefit
   plan trusts ......................        (1)        --         (1)           2           --
Dividend to shareholders ............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Balance at December 31, 2001 ........        63          1       (283)          17        1,299
Comprehensive loss
   Net loss .........................        --         --         --           --           --
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during the
            year, net of tax
            of $2 ...................        --         --         --           --           --
         Less: reclassification
            adjustment ..............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
            Net gains ...............        --         --         --           --           --
      Minimum pension liability
         adjustment, net of tax
         of $98 .....................        --         --         --           --           --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension
            liability, net of tax
            of $4 ...................        --         --         --           --           --
      Currency translation
         adjustment .................        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Total comprehensive loss ............        --         --         --           --           --
Shares issued to fund 401(k) plan ...        --         --          6           --           (2)
Shares purchased by employee
   benefit plan trusts ..............        --         --          2           (2)          --
Current year compensation
   deferred..........................        --         --         --            2           --
Dividend to shareholders ............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Balance at December 31, 2002 ........        63          1       (275)          17        1,297
Comprehensive loss
   Net loss .........................        --         --         --           --           --
   Other comprehensive
      income (loss)
      Net losses on
         derivative financial
         instruments:
         Losses arising
            during the year,
            net of tax of $2 ........        --         --         --           --           --
         Less:
            reclassification
            adjustment, net of
            tax of $2 ...............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
         Net losses .................        --         --         --           --           --
      Minimum pension liability
         adjustment, net of tax
         of $14 .....................        --         --         --           --           --
      Equity in other comprehensive
         loss of Equistar:
         Minimum pension liability,
            net of tax of $2 ........        --         --         --           --           --
         Net gains on derivative
            financial instruments ...        --         --         --           --           --
      Currency translation
         adjustment .................        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Total comprehensive loss ............        --         --         --           --           --
Shares issued to fund
   401(k) plan ......................         1         --          7           --           (4)
Shares purchased by
   employee benefit plan
   trusts ...........................        --         --          8           (4)          (1)
Dividend to shareholders ............        --         --         --           --           --
                                            ---        ---      -----          ---       ------
Balance at December 31, 2003 ........        64         $1      $(260)         $13       $1,292
                                            ===        ===      =====          ===       ======



                                                                     Cumulative
                                                       Unearned        Other
                                        Accumulated   Restricted   Comprehensive
                                          Deficit       Shares          Loss       Total
                                        -----------   ----------   -------------   -----
Balance at December 31, 2000 ........      $(322)        $(25)         $(107)      $ 606
Comprehensive loss
   Net loss .........................        (54)          --             --         (54)
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $5 ..         --           --            (12)        (12)
         Less: reclassification
            adjustment, net of
            tax of $3 ...............         --           --              6           6
                                           -----         ----          -----       -----
            Net losses ..............         --           --             (6)         (6)
      Minimum pension liability
         adjustment, net of
         tax of $3 ..................         --           --             (4)         (4)
      Currency translation
         adjustment .................         --           --            (19)        (19)
                                           -----         ----          -----       -----
Total comprehensive loss ............        (54)          --            (29)        (83)
Amortization and adjustment
   of unearned restricted
   shares ...........................         --           25             --          (2)
Dividends related to forfeiture of
   restricted shares ................          3           --             --           3
Shares purchased by employee benefit
   plan trusts ......................         --           --             --           1
Dividend to shareholders ............        (35)          --             --         (35)
                                           -----         ----          -----       -----
Balance at December 31, 2001 ........       (408)          --           (136)        490
Comprehensive loss
   Net loss .........................       (333)          --             --        (333)
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during
            the year, net of
            tax of $2 ...............         --           --              6           6
         Less: reclassification
            adjustment ..............         --           --             (1)         (1)
                                           -----         ----          -----       -----
            Net gains ...............         --           --              5           5
      Minimum pension liability
         adjustment, net of tax
         of $98 .....................         --           --           (188)       (188)
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension
               liability, net of
               tax of $4 ............         --           --             (7)         (7)
      Currency translation
         adjustment .................         --           --             27          27
                                           -----         ----          -----       -----
Total comprehensive loss ............       (333)          --           (163)       (496)
Shares issued to fund 401(k) plan ...         --           --             --           4
Shares purchased by employee
   benefit plan trusts ..............         --           --             --          --
Current year compensation
   deferred..........................         --           --             --           2
Dividend to shareholders ............        (35)          --             --         (35)
                                           -----         ----          -----       -----
Balance at December 31, 2002 ........       (776)          --           (299)        (35)
Comprehensive loss
   Net loss .........................       (184)          --             --        (184)
   Other comprehensive
      income (loss)
      Net losses on
         derivative financial
         instruments:
         Losses arising
            during the year,
            net of tax of $2 ........         --           --             (4)         (4)
         Less:
            reclassification
            adjustment, net of
            tax of $2 ...............         --           --              4           4
                                           -----         ----          -----       -----
         Net losses .................         --           --             --          --
      Minimum pension liability
         adjustment, net of tax
         of $14 .....................         --           --             26          26
      Equity in other comprehensive
         loss of Equistar:
         Minimum pension
            liability, net of
            tax of $2 ...............         --           --              3           3
         Net gains on derivative
            financial instruments ...         --           --              1           1
      Currency translation
         adjustment .................         --           --            128         128
                                           -----         ----          -----       -----
Total comprehensive loss ............       (184)          --            158         (26)
Shares issued to fund
   401(k) plan ......................         --           --             --           3
Shares purchased by employee benefit
   plan trusts ......................         --           (1)            --           2
Dividend to shareholders ............        (17)          --             --         (17)
                                           -----         ----          -----       -----
Balance at December 31, 2003 ........      $(977)        $ (1)         $(141)      $ (73)
                                           =====         ====          =====       =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include the accounts of Millennium Chemicals Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Minority interest represents the minority ownership of the Company's Brazilian subsidiary and the La Porte Methanol Company. The Company's 29.5% investment in Equistar Chemicals, LP ("Equistar"), a joint venture between the Company and Lyondell Chemical Company ("Lyondell"), is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income or loss.

     Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the evaluation of and judgments about environmental obligations, legal matters and tax claims brought against the Company, pension and other postretirement benefits, the ability to recover the full carrying value of accounts receivable and inventories owned by the Company, and the carrying value of goodwill, the Company's deferred tax assets and other long-term assets such as the Company's investment in Equistar. Actual results could differ from those estimates.

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

     Cash Equivalents: Cash equivalents represent investments in short-term deposits and commercial paper with banks that have original maturities of 90 days or less. In addition, Other assets include approximately $3 of restricted cash at December 31, 2003 and 2002, which is on deposit to satisfy insurance claims.

     Inventories: Product inventories are stated at the lower of cost or market value. Raw materials and maintenance parts and supplies are carried at average cost. The first-in first-out ("FIFO") method, or methods that approximate FIFO, are used to determine cost for all product inventories of the Company.

     Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost or cost adjusted for impairment writedown, where appropriate. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations. Major repairs and improvements incurred in connection with substantial overhauls or maintenance turnarounds are capitalized and amortized on a straight-line basis until the next planned turnaround (generally 18 months to 3 years). Other less substantial maintenance and repair costs are expensed as incurred. Unamortized capitalized turnaround costs were $22 and $19 at December 31, 2003 and 2002, respectively.

     Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Unamortized capitalized software costs of $30 and $43 at December 31, 2003 and 2002, respectively, are included in Property, plant and equipment.

                            MILLENNIUM CHEMICALS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with accounting principles generally accepted in the United States of America, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Such expected cash flows, on an undiscounted basis, were compared to the carrying value of the tangible and intangible assets and, if impairment was indicated, the carrying value of goodwill was adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company's estimate of fair value for this business considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company's investment in Equistar to its approximate proportional share of Equistar's Partners' capital. The Company reported this adjustment as a charge for the cumulative effect of this accounting change. In the opinion of management, no further adjustment to the carrying value of goodwill of $106 was required at December 31, 2002 under SFAS No. 142. Amortization expense was $13 for the year ended December 31, 2001 for the Company's goodwill. Additionally, the Company's share of amortization expense reported by Equistar for the year ended December 31, 2001 for its goodwill, included in Loss on Equistar investment, was $10. Following is a reconciliation of the reported net loss to net loss adjusted for goodwill amortization and the cumulative effect of the goodwill accounting change, and related per share amounts:

                                                          Year Ended December 31,
                                                          -----------------------
                                                            2003    2002   2001
                                                           -----   -----   ----
Reported net loss ......................................   $(184)  $(333)  $(54)
Goodwill amortization ..................................      --      --     13
Equistar goodwill amortization included
   in Loss on Equistar investment ......................      --      --     10
                                                           -----   -----   ----
Adjusted net loss ......................................    (184)   (333)   (31)
Cumulative effect of goodwill accounting change ........      --     305     --
                                                           -----   -----   ----
Adjusted net loss before cumulative effect of goodwill
   accounting change....................................   $(184)  $ (28)  $(31)
                                                           =====   =====   ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                              Year Ended December 31,
                                                            ---------------------------
Per share amounts:                                            2003      2002      2001
                                                            -------   -------   -------
                                                            Basic &   Basic &   Basic &
                                                            Diluted   Diluted   Diluted
                                                            -------   -------   -------
Reported net loss........................................   $(2.88)   $(5.24)   $(0.85)
Goodwill amortization....................................       --        --      0.20
Equistar goodwill amortization included
   in Loss on Equistar investment........................       --        --      0.16
                                                            ------    ------    ------
Adjusted net loss........................................    (2.88)    (5.24)    (0.49)
Cumulative effect of goodwill accounting change..........       --      4.80        --
                                                            ------    ------    ------
Adjusted net loss before cumulative effect of goodwill
   accounting change.....................................   $(2.88)   $(0.44)   $(0.49)
                                                            ======    ======    ======

     Long-Lived Assets Other than Goodwill: The Company evaluates long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, undiscounted net future cash flows are projected over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a writedown of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

     Asset Retirement Obligations: On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company's reported assets and liabilities by $2 and $3, respectively. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is expected to be approximately $1. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was $1 for the year ended December 31, 2003. The amount of the asset retirement obligation at December 31, 2003 was $13. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the asset retirement obligation at January 1, 2001, December 31, 2001, and December 31, 2002, as if SFAS No. 143 had been applied at the beginning of 2001, the earliest year presented, is $10, $11 and $12, respectively.

     Environmental Liabilities and Legal Matters: The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company and evaluates, accounts, reports and discloses these matters in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the individual matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company's consolidated financial position or results of operations. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

     Foreign Currency: Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenues, expenses and cash flows are translated at the exchange rates in effect at the dates on which transactions are recognized, except where not practicable, then average exchange rates for the reporting period are used. Resulting translation adjustments are recorded as a component of Cumulative other comprehensive loss in Shareholders' deficit. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in earnings as they occur.

     Derivative Instruments and Hedging Activities: Derivatives are recognized on the balance sheet at their fair value. If a derivative is designated as a hedging instrument for accounting purposes, the Company designates the derivative, on the date the derivative contract is entered into, as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign currency" hedge) or (4) a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments for accounting purposes, changes in fair values are recognized in earnings in the period in which they occur.

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

     Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $21, $20 and $20 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Retirement-Related Benefits: The Company determines its benefit obligations and net periodic benefit costs for its defined benefit pension plans and its other postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), respectively. These models use an approach that generally recognizes individual events like plan amendments and changes in actuarial assumptions such as discount rates, rate of compensation increases, inflation, medical costs and mortality over the service lives of the employees in the plan. The market-related value of plan assets, a calculated value that recognizes changes in the fair value of plan assets over a five-year period, is utilized to determine the Company's reported benefit liabilities and net periodic benefit cost.

     The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company's benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

     To develop its expected return on plan assets, the Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources rather than relying on current fluctuations in market conditions. The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is determined by the Company based upon its long-term plans for such increases. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates.

     At December 31 of each year, if any of the Company's defined benefit pension plans are underfunded and require adjustment to establish an additional minimum liability in accordance with SFAS No. 87, an adjustment is first made to establish an intangible asset to the extent of any unrecognized amount of prior service cost for the given plan and then an equity adjustment is included in OCI for the remaining amount of the required minimum liability. This additional minimum liability is calculated and adjusted, as necessary, annually through the Company's Consolidated Balance Sheet and has no immediate impact on the Company's Consolidated Statement of Operations.

     Stock-Based Compensation: SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourages a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. SFAS No. 123, as amended, also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123, as amended. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     The following table illustrates the effect on net loss and loss per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation:

                                                             Year Ended December 31,
                                                            ------------------------
                                                             2003     2002     2001
                                                            ------   ------   ------
Net loss before cumulative effect of accounting change...   $ (183)  $  (28)  $  (54)

Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all
   awards, net of related tax effects....................       (2)      (2)      (1)
                                                            ------   ------   ------
Pro forma net loss before cumulative effect of
   accounting change.....................................   $ (185)  $  (30)  $  (55)
                                                            ======   ======   ======
Loss per share before cumulative effect of
   accounting change:
   Basic and diluted - as reported.......................   $(2.86)  $(0.44)  $(0.85)
                                                            ======   ======   ======
   Basic and diluted - pro forma.........................   $(2.89)  $(0.48)  $(0.87)
                                                            ======   ======   ======

     Earnings Per Share: Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based upon the weighted average number of common shares and potential dilutive common shares outstanding during the period. The computation of diluted loss per share for 2003 does not include 283,881 restricted and other shares, for 2002 the computation does not include 290,160 restricted and other shares and 4,727 options, and for 2001 the computation of diluted loss per share does not include 318,606 restricted and other shares issued under the Company's stock-based compensation plans as their effect would be antidilutive due to reported net losses in each of these periods.

     Loss per share amounts were computed as follows:

                                                                     Year Ended December 31,
                                                             ---------------------------------------
                                                                 2003          2002          2001
                                                             -----------   -----------   -----------
Loss before cumulative effect of accounting change........   $      (183)  $       (28)  $       (54)
Cumulative effect of accounting change....................            (1)         (305)           --
                                                             -----------   -----------   -----------
Net loss available for common shareholders - basic and
   diluted................................................   $      (184)  $      (333)  $       (54)
                                                             ===========   ===========   ===========
Weighted average shares outstanding - basic and diluted...    64,018,512    63,587,561    63,564,497
                                                             ===========   ===========   ===========
Basic and diluted loss per share:
   Before cumulative effect of accounting change..........   $     (2.86)  $     (0.44)  $     (0.85)
   From cumulative effect of accounting change............         (0.02)        (4.80)           --
                                                             -----------   -----------   -----------
   After cumulative effect of accounting change...........   $     (2.88)  $     (5.24)  $     (0.85)
                                                             ===========   ===========   ===========

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments, foreign currency, interest rate and natural gas derivative contracts and accounts receivable. The Company maintains its investments and enters contracts with major institutions that it deems credit worthy, generally financial institutions that provide the Company with debt financing.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     The Company sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. Revenue generated from export sales (i.e., sales from within the United States to foreign customers) as well as sales from those of the Company's operations that are conducted outside the United States accounted for 62%, 59% and 54% of total revenues in 2003, 2002 and 2001, respectively, which are made to customers in over 90 countries. Accordingly, there is no significant concentration of risk in any one particular country. In addition, 58%, 58% and 60% of the revenues of the Titanium Dioxide and Related Products business segment in 2003, 2002 and 2001, respectively (which accounts for approximately 69%, 73% and 72% of consolidated revenues in 2003, 2002 and 2001, respectively) were made to customers in the global paint and coatings industry. The leading United States economic indicator for this industry is new and existing home sales, which has remained relatively strong in recent years despite the weak economic conditions in the United States. In addition, some seasonality in sales exists because sales of paint and coatings are greatest in the spring and summer months. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

     Recent Accounting Developments: In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), primarily to clarify the required accounting for interests in variable interest entities. This standard replaces FIN No. 46, "Consolidation of Variable Interest Entities," that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. The Company's application of FIN No. 46R had no material impact on its consolidated financial statements.

     Effective December 2003, the Company adopted SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"), issued by the FASB in December 2003. SFAS No. 132R requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and related information. Adoption of SFAS No. 132R does not change the Company's accounting for pension and other postretirement benefits.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-1"). FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003"), which was signed into law on December 8, 2003, under SFAS No. 106 and SFAS No. 109, as well as in making disclosures related to its plans as required by SFAS No. 132R until the FASB develops and issues authoritative guidance on accounting for the Federal subsidies provided by the Medicare Act of 2003. The Medicare Act of 2003 introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. Specific authoritative guidance, when issued by the FASB, could require a change in currently reported information. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plans.

     In September 2003, the Accounting Standards Executive Committee ("AcSEC") approved for final issuance Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment," subject to AcSEC's positive clearance and FASB's clearance. AcSEC expects to issue the SOP in the first quarter of 2004. The proposed SOP addresses accounting and disclosure issues related to property, plant and equipment; component accounting for property, plant and equipment; and costs related to maintenance activities. The effective date of the proposed SOP will be for fiscal years beginning after December 15, 2004. Upon the

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

issuance of the final SOP, the Company will evaluate the SOP's impact on its accounting for property, plant, and equipment and maintenance activities.

Note 2 -- Asset Impairment Charges

     In the fourth quarter of 2003, the Company recorded a non-cash, pre-tax asset impairment charge of $103 ($101 after tax) associated primarily with the writedown of property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. Management prepared and the Company's Board of Directors approved its strategic operating plan for this manufacturing plant in the fourth quarter of 2003. Financial projections resulting from this strategic planning process produced cash flow estimates for this plant that were less favorable than previous estimates. The Company evaluated the carrying value of the Le Havre manufacturing plant assets by analyzing the estimated future cash flows associated with these assets. Such analysis demonstrated that the undiscounted estimated future cash flows were insufficient to recover the carrying value of these assets. Accordingly, an impairment charge was required to write down the basis in the property, plant and equipment to its estimated fair value. The Company evaluated discounted cash flow analysis and information from third parties to determine a fair value estimate. At December 31, 2003, after the impairment charge, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero. Future capital expenditures at this plant are expected to be included in period charges and classified as asset impairment charges when incurred.

     The operations of the Le Havre manufacturing plant were not profitable in 2003. The Company does not expect these operations to return to profitability in the future and is evaluating various alternatives for the facility. The Company has decided to rationalize certain equipment at this plant in the second quarter of 2004, which will result in the reduction of the plant's rated capacity from 95,000 metric tons per annum to 65,000 metric tons per annum. This rationalization will include the idling of certain equipment for which the carrying value is zero, after the asset impairment charge reported in 2003.

Note 3 -- Reorganization, Office and Plant Closure Charges

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

     The Company has recorded charges for the year ended December 31, 2003 of $18, of which $17 is for severance-related costs and $1 is for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Substantially all of the remaining charges for this program, estimated at $1 to $3, are expected to be recorded during the next several quarters. All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" ("SFAS No. 112") or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", as appropriate. Severance-related cash payments of $14 for the implementation of this program were made during the year ended December 31, 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $11, will be disbursed during the next several quarters. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $6 at December 31, 2003.

     In 2001, the Company recorded a provision for reorganization and plant closure costs of $36, including $31 in connection with the Company's announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process titanium dioxide plant in Hawkins Point, Maryland, and $5 in connection with the Company's announced decision to close its Acetyls facilities in Cincinnati, Ohio. The $31 charge included $19 of severance and other employee-related costs for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 writedown of assets, and $2 in other costs associated with idling the plant. The $5 charge for the closure of the facilities in Cincinnati, Ohio, included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical,

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 3 -- Reorganization, Office and Plant Closure Charges - Continued

marketing and administrative activities, as well as $2 related to the writedown of assets, lease termination costs and other charges. All payments for severance and related costs and for other costs related to the reorganization and plant closure charges in 2001 were made as of December 31, 2002.

Note 4 -- Investment in Equistar

     On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymers businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its former ethylene, polyethylene, ethanol and related products business. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 received from Equistar to repay debt. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of the chemical subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively "Occidental"). Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar was then owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from these transactions. On August 22, 2002, Occidental sold its 29.5% equity interest in Equistar to Lyondell. Equistar is now owned 70.5% by Lyondell and 29.5% by the Company.

     The Company has evaluated the carrying value of its investment in Equistar at December 31, 2003 using fair value estimates prepared by the Company and third parties. Those valuations included discounted cash flow analysis of both internal management and external party cash flow projections, as well as replacement cost analysis. Additionally, the Company analyzed Lyondell's 2002 purchase of Occidental's 29.5% interest in Equistar and determined, after considering tax effects, that the fair value of such transaction related to Occidental's partnership investment exceeds the Company's carrying value for its Equistar investment. The carrying value of the Company's investment in Equistar at December 31, 2003 and 2002 was $469 and $563, respectively.

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

Note 5 -- European Receivables Securitization Program

     From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there are no balances outstanding at December 31, 2003.

     Transferred trade receivables outstanding at December 31, 2002 that qualified as a sale were $61 and were not included in the Company's Consolidated Balance Sheet at December 31, 2002. The Company carried its retained interest in a portion of the transferred assets that did not qualify as a sale, $9 at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximated net realizable value based upon the Company's historical collection rate for these trade receivables. For the years ended December 31, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $281 and $213, respectively. Cash flows from the securitization arrangement were reflected as operating activities in the Consolidated Statements of Cash Flows. For the years ended December 31, 2003 and 2002, the aggregate loss on sale associated with this arrangement was

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 5 -- European Receivables Securitization Program - Continued

$2 and $2, respectively. Administration and servicing of the trade receivables under the arrangement remained with the Company. Servicing liabilities associated with the transaction were not significant at December 31, 2002.

Note 6 -- Supplemental Financial Information

                                                      2003     2002
                                                     ------   ------
Trade receivables
   Trade receivables..............................   $  286   $  217
   Allowance for doubtful accounts................       (9)      (7)
                                                     ------   ------
                                                     $  277   $  210
                                                     ======   ======

Inventories
   Finished products..............................   $  258   $  210
   In-process products............................       38       30
   Raw materials..................................       96      106
   Maintenance parts and supplies.................       65       60
                                                     ------   ------
                                                     $  457   $  406
                                                     ======   ======

Property, plant and equipment
   Land and buildings.............................   $  220   $  222
   Machinery and equipment........................    1,413    1,401
   Construction-in-progress.......................       77      111
                                                     ------   ------
                                                      1,710    1,734
   Accumulated depreciation and amortization......     (944)    (872)
                                                     ------   ------
                                                     $  766   $  862
                                                     ======   ======

Goodwill
   Goodwill at beginning of year..................   $  106   $  381
   Cumulative effect of accounting change.........       --     (275)
   Other..........................................       (2)      --
                                                     ------   ------
   Goodwill at end of year........................   $  104   $  106
                                                     ======   ======

Accrued expenses and other liabilities
   Customer rebates...............................   $   31   $   37
   Other accrued expenses and other liabilities...       93       90
                                                     ------   ------
                                                     $  124   $  127
                                                     ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 6 -- Supplemental Financial Information - Continued

                                                       2003   2002   2001
                                                       ----   ----   ----
Amortization expense................................    $--    $--    $13
                                                        ===    ===    ===
Rental expense on operating leases is as follows:
   Rental expense...................................    $22    $22    $19
                                                        ===    ===    ===
Cash paid (received) for interest and taxes:
   Interest, net....................................    $95    $86    $81
   Taxes, net.......................................     38     (1)     1

Note 7 -- Income Taxes

                                                        2003    2002    2001
                                                       -----   -----   -----
Pretax (loss) income is generated from:
   United States....................................   $(206)  $(161)  $(221)
   Foreign..........................................     (37)     81      71
                                                       -----   -----   -----
                                                       $(243)  $ (80)  $(150)
                                                       =====   =====   =====
Income tax (benefit) provision is comprised of:
Current
   Federal..........................................   $  --   $ (19)  $ (12)
   State and local..................................      --       2       1
   Foreign..........................................      12      16      21
                                                       -----   -----   -----
      Total current provision (benefit).............      12      (1)     10
                                                       -----   -----   -----
Deferred
   Federal..........................................     (63)    (35)    (58)
   State and local..................................      (2)     --      --
   Foreign..........................................       6      --     (10)
   Unremitted earnings of foreign subsidiaries......      19      --      --
                                                       -----   -----   -----
      Total deferred benefit........................     (40)    (35)    (68)
                                                       -----   -----   -----
Tax benefit from previous years.....................     (37)    (22)    (42)
                                                       -----   -----   -----
   Total income tax benefit.........................   $ (65)  $ (58)  $(100)
                                                       =====   =====   =====

     The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                 2003     2002     2001
                                                                -----    -----    -----
Statutory federal income tax rate............................   (35.0)%  (35.0)%  (35.0)%
State and local income taxes, net of Federal benefit.........    (0.8)     1.9     (0.3)
Provision for nondeductible expenses, primarily goodwill.....     0.4       --      7.5
Foreign rate differential....................................    (9.5)   (20.1)   (12.0)
Tax benefit from previous years..............................   (15.2)   (27.5)   (31.3)
Provision for unremitted earnings of foreign subsidiaries....     7.8       --       --
Establish valuation allowance for French subsidiaries........    23.0     12.5       --
Other........................................................     2.6     (4.3)     4.4
                                                                -----    -----    -----
Effective income tax rate....................................   (26.7)%  (72.5)%  (66.7)%
                                                                =====    =====    =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes - Continued

     The Company recorded tax benefits of $37, $22, and $42 in 2003, 2002 and 2001, respectively, unrelated to transactions for those years. In 2003, the tax benefit primarily related to the reversal of tax reserves recorded in prior years associated with IRS audits that were settled during 2003. In 2002, the tax benefit primarily related to an $18 refund of tax and interest originating from refund claims filed with the IRS in 2002 which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit primarily related to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company's original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. These benefits recorded in 2003, 2002, and 2001 were offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

     Deferred tax expense on certain unremitted earnings of foreign subsidiaries of $19 was recorded in 2003 due to the Company's plan to repatriate $107 from its Australian and European businesses to the US by implementing certain intercompany financing strategies in early 2004.

     Significant components of deferred taxes are as follows:

                                                                        2003   2002
                                                                        ----   ----
Deferred tax assets
   Environmental and legal obligations...............................   $ 20   $ 27
   Other postretirement benefits and pension.........................     65     82
   Net operating loss carryforwards..................................    246    196
   Capital loss carryforwards........................................      3      3
   AMT credits.......................................................     97     97
   Other accruals....................................................      8     14
                                                                        ----   ----
                                                                         439    419
   Valuation allowance...............................................    (97)   (35)
                                                                        ----   ----
      Total deferred tax assets......................................    342    384
                                                                        ----   ----
Deferred tax liabilities
   Excess of book over tax basis in property, plant and equipment....     68    106
   Excess of book over tax basis in investment in Equistar...........    410    456
   Reserve for unremitted earnings of foreign subsidiaries...........     19     --
   Reserve for income taxes..........................................     94     94
   Other.............................................................     38     43
                                                                        ----   ----
      Total deferred tax liabilities.................................    629    699
                                                                        ----   ----
         Net deferred tax liabilities................................   $287   $315
                                                                        ====   ====

     As a result of the Company's assessment of its net deferred tax assets, a valuation allowance of $69 and $10 was required for the net deferred tax assets of its French subsidiaries at December 31, 2003 and 2002, respectively. No income tax benefits associated with 2003 operating losses for the Company's French subsidiaries were recognized. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company's results in those periods would be adversely affected. Additionally, due to the uncertainty of the realization of deferred tax assets for state net operating loss carryforwards and Federal capital loss carryforwards, a valuation allowance totaling $28 and $25 was recorded at December 31, 2003 and 2002, respectively.

     At December 31, 2003 and 2002, certain subsidiaries of the Company had available US net operating loss carryforwards aggregating $379 and $288, respectively, and foreign net operating loss carryforwards aggregating $290 and $244, respectively, including $226 and $203, respectively, that were generated in the United Kingdom

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes - Continued

("UK") and $64 and $41, respectively, that were generated in France. The net operating loss carryforwards generated in the UK and France do not expire; however, those generated in the UK are subject to certain limitations on their use. The US net operating loss carryforwards expire beginning on December 31, 2021 and continuing through December 31, 2023. The capital loss carryforwards expire on December 31, 2006. The AMT credits of $97 have no expiration and can be carried forward indefinitely.

     The undistributed earnings of the Company's foreign subsidiaries, except for those described above that are impacted by the implementation of recent intercompany financing strategies, are considered to be indefinitely reinvested. Accordingly, no provision for US Federal and state income taxes or foreign withholding taxes has been provided on approximately $143 of such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

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

     Certain of the income tax returns of the Company's domestic and foreign subsidiaries are currently under examination by the IRS, Inland Revenue and various foreign and state tax authorities. In many cases, these audits result in the examining tax authority issuing proposed assessments. In the United States, IRS audits for tax years prior to 1993 have been settled. During 2002, the Company negotiated a settlement with the IRS with respect to the audit issues relating to the Company's Federal income tax returns for the years 1989 through 1992. In July 2003, the Company paid $19 to the IRS with respect to a settlement relating to the tax years 1989 through 1992. In connection with the 1993 through 1996 examination, the IRS has issued proposed assessments that challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and it intends to defend its position through the IRS's appeals process. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS's position on certain issues is upheld after all of the Company's administrative and legal options are exhausted, a material impact on the Company's consolidated financial position, results of operations or cash flows could result. The IRS examination for the years 1997 through 2001 commenced in 2003. The IRS has yet to issue any material proposed assessments related to this audit cycle.

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements

                                                                                                 2003     2002
                                                                                                ------   ------
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the Federal funds rate plus .50% and the bank's prime lending rate plus 1.25%; or at
   LIBOR or NIBOR plus 2.25%, plus, in each case, a facility fee of .50%, to be paid
   quarterly.................................................................................   $   52   $   10
Term Loans due 2006 bearing interest at the option of the Company at the higher of the
   Federal funds rate plus .50% and the bank's prime lending rate plus 2.0%; or at LIBOR
   or NIBOR plus 3.0%, to be paid quarterly..................................................       --       49
7.00% Senior Notes due 2006..................................................................      500      500
7.625% Senior Debentures due 2026............................................................      249      249
9.25% Senior Notes due 2008..................................................................      485      377
4.00% Convertible Senior Debentures due 2023.................................................      150       --
Debt payable through 2011 at interest rates ranging from 0% to 9.5%..........................       21       26
Other........................................................................................       10       13
Less current maturities of long-term debt....................................................       (6)     (12)
                                                                                                ------   ------
                                                                                                $1,461   $1,212
                                                                                                ======   ======

     On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 aggregate principal amount of 4.00% Convertible Senior Debentures due 2023, unless earlier redeemed, converted or repurchased (the "4.00% Convertible Senior Debentures"), which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006 (the "Credit Agreement") and $103 of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

     On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003, filed an amended registration statement. However, as of December 31, 2003, the exchange offer registration statement has not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 additional amount of notes. This additional interest will be paid until such time as the registration statement becomes effective.

     In June 2002, the Company received approximately $100 in net proceeds ($102.5 in gross proceeds) from the completion of an offering by Millennium America of $100 additional principal amount at maturity of the 9.25% Senior Notes. The gross proceeds of the offering were used to repay all of the $35 of outstanding borrowings at that time under the Company's Revolving Loans and to repay $65 outstanding under the Term Loans. During 2001, the

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

Company refinanced $425 of borrowings and paid refinancing expenses of $11 with the combined proceeds of the Credit Agreement, which provided the Revolving Loans and $125 in Term Loans, and the issuance of $275 aggregate principal amount of 9.25% Senior Notes by Millennium America. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement.

     The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of December 31, 2003, $19 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loan portion of the credit facility, as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined. The margins set forth in the table above are the margins at the end of the fourth quarter and through the date hereof. The weighted-average interest rate for borrowings under the Company's Revolving Loans, excluding facility fees, was 3.3%, 3.9% and 5.4% for 2003, 2002 and 2001, respectively. The weighted average interest rate for borrowings under the Term Loans was 4.2% while borrowings were outstanding in 2003, 4.9% for 2002 and 6.4% for 2001.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. The financial covenants in the Credit Agreement, prior to the amendment consummated in the fourth quarter of 2003, which is described below, included a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. To permit the Company to be in compliance, these covenants were amended in the fourth quarter of 2001, in the second quarter of 2002, in the second quarter of 2003, and in the fourth quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon the consummation of the June 2002 offering of $100 additional principal amount of the 9.25% Senior Notes and using such proceeds for the repayment of the Credit Agreement debt, as described above. The amendment in the second quarter of 2003 was not conditioned on the sale of the 9.25% Senior Notes in April 2003. The amendment in the fourth quarter of 2003 was conditioned on the Company obtaining at least $110 of long-term financing in the capital markets, which the Company satisfied by the sale of $150 of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 amended, among other things, the maximum availability under the Credit Agreement from $175 to $150, the performance criteria for the financial covenants, the definition of EBITDA, and replaced the Leverage Ratio with a Senior Secured Leverage Ratio. Under the financial covenants now in effect, the Company is required to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to 1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, and the Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale. In addition, the maximum availability under the Credit Agreement will be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 from November 18, 2003, the effective date of the fourth quarter 2003 amendment. Any sale involving Equistar or certain inventory or accounts receivable will reduce the maximum

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets.

     The Company was in compliance with all covenants under the Credit Agreement at December 31, 2003. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance.

     The Company had $71 outstanding ($52 of outstanding borrowings and outstanding undrawn standby letters of credit of $19) under the Revolving Loans and, accordingly, had $79 of unused availability under such facility at December 31, 2003. In addition to letters of credit outstanding under the Credit Agreement, the Company had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $11 at December 31, 2003. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $34 at December 31, 2003.

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the "Senior Notes") that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2003, any reduction in CNTA below approximately $1,000 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,100 at December 31, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company's Consolidated Coverage Ratio has fallen below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody's and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

     The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals Inc. and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company's Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares per one thousand dollar principal amount of debentures. At the time the 4.00% Convertible Senior Debentures were issued, the common price per share exceeded the trading value of the Company's Common Stock. The conversion privilege may be exercised under the following circumstances:

     o prior to November 15, 2018, during any fiscal quarter commencing after December 31, 2003, if the closing price of the Company's Common Stock on at least 20 of the 30 consecutive trading days ending on the first trading day of that quarter is greater than 125% of the then current conversion price;

     o on or after November 15, 2018, at any time after the closing price of the Company's Common Stock on any date is greater than 125% of the then current conversion price;

     o    if the debentures are called for redemption;

     o upon the occurrence of specified corporate transactions, including a consolidation, merger or binding share exchange pursuant to which the Company's Common Stock would be converted into cash or property other than securities;

     o during the five business-day period after any period of ten consecutive trading days in which the trading price per one thousand dollar principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company's Common Stock and the then current conversion rate; and

     o at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody's, or B- or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a fundamental change. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances.

     At December 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

     The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody's has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements - Continued

     On July 22, 2003, S&P lowered the Company's credit rating from BB+ to BB, citing the Company's July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemicals industry as factors that are likely to further delay the Company's efforts to restore its financial profile. On September 22, 2003, S&P again lowered the Company's credit rating from BB to BB- citing the Company's subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years, and revised its outlook from negative to stable. On November 19, 2003, S&P assigned its BB- rating to the 4.00% Convertible Senior Debentures, and affirmed its BB- rating of the Company with a stable outlook. Moody's announced on August 13, 2003, that it had lowered the Company's senior implied rating to Ba2, and the Senior Notes' rating to Ba3, citing the Company's high leverage, modest coverage of interest expense, weaker than anticipated TiO[u]2 demand and potential covenant compliance issues. On November 19, 2003, Moody's again lowered the Company's senior implied rating from Ba2 to Ba3, and the Senior Notes' rating from Ba3 to B1 and affirmed its ratings outlook of negative, citing the challenging operating conditions within the TiO[u]2 business, a significant deterioration in 2003 cash flow performance, and Moody's expectation that a protracted recovery in the TiO[u]2 business will limit the Company's ability to de-lever for the medium-term. These actions by S&P and Moody's could heighten concerns of the Company's creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

     The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody's August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14, net of $1 of proceeds from the termination of its forward purchase contract. The Company's obligation under this agreement was $14 at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 and $3 for each of the years ended December 31, 2003 and 2002, respectively, and was not significant for the year ended December 31, 2001. The change in value of the forward purchase agreement was a gain of $1 for the year ended December 31, 2003, which is included in Selling, development and administrative expense.

     The Company had outstanding Notes payable of $4 as of December 31, 2002, bearing interest at an average rate of approximately 19.1%, with a maturity of 30 days or less. No such Notes payable were outstanding at December 31, 2003.

     The maturities of Long-term debt during the next five years and thereafter are as follows:

2004...................................................................   $    6
2005...................................................................        5
2006...................................................................      557
2007...................................................................        2
2008...................................................................      476
Thereafter.............................................................      404
Non-cash components of long-term debt..................................       17
                                                                          ------
                                                                          $1,467
                                                                          ======

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

     Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of December 31, 2003 these contracts had expiration dates no later than September 2004.

     The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were gains of $10 and $2 in 2003 and 2002, respectively, and were not significant in 2001.

     In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net losses of $5 and $4 during 2003 and 2001, respectively, and net gains of $4 during 2002 on forward exchange contracts designated as cash flow hedges were reclassified to earnings to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2003, 2002 or 2001. No forward exchange contract cash flow hedges were discontinued during 2003, 2002 or 2001. The Company currently estimates that net losses of approximately $1 ($1 after-tax) on foreign currency cash flow hedges included in OCI at December 31, 2003 will be reclassified to earnings during the next twelve months.

     Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of December 31, 2003, these instruments had expiration dates no later than March 2004. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized immediately in Cost of products sold. During 2003, 2002 and 2001, net losses on commodity swaps designated as cash flow hedges of $1, $6 and $5, respectively, were reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2003, 2002 or 2001. Net losses on commodity swap cash flow hedges that were discontinued during 2003, 2002 and 2001 were not significant, and no commodity swap cash flow hedges were discontinued during 2002 or 2001. The Company currently estimates that net gains on commodity swaps included in OCI at December 31, 2003 that will be reclassified to earnings during the next twelve months will not be significant.

     In addition, the Company uses commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net losses of $2 were included in earnings in 2003, and net gains of $1 were included in earnings in 2002. The Company held no such derivatives during 2001.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 9 -- Derivative Instruments and Hedging Activities - Continued

     In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. This forward purchase contract was terminated in August 2003 when the Company discontinued its arrangement for the right to use gold owned by a third party, as more fully described in Note 8. This derivative was not designated as a hedge for accounting purposes. The gain on this instrument, which is included in Selling, development and administrative expense and offsets a similar amount of loss on the Company's obligation under the gold agreement while the agreement was in effect, was $1 for the year ended December 31, 2003.

     Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At December 31, 2003, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $3 at December 31, 2003 resulting in an increase in the carrying value of long-term debt and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. Hedge ineffectiveness had no significant impact on earnings for 2003, 2002 or 2001. In July 2002, the Company terminated all of the interest rate swap agreements that were in effect at that time. Proceeds received upon termination were approximately $12. Gains deferred on these interest rate swaps of approximately $10 result in an increase in the carrying value of long-term debt and will be recognized as a reduction in Interest expense ratably over approximately four years, the remaining term of the underlying fixed-rate obligations previously hedged. The amount of these deferred gains recognized as a reduction of Interest expense during the years ended December 31, 2003 and 2002 was approximately $2 and $1, respectively.

     During the year 2001, the Company entered into interest-rate swap agreements to convert $200 of its fixed-rate debt into variable-rate debt. These derivatives did not qualify for hedge accounting because the maturity of the swaps was less than the maturity of the hedged debt. Accordingly, changes in the fair value of such agreements were recognized as a reduction or increase in Interest expense. The swap agreements were terminated in 2001 and realized gains of $5 were recorded as a reduction of Interest expense for 2001.

Note 10 -- Fair Value of Non-Derivative Financial Instruments

     The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:

                                                    2003               2002
                                              ----------------   ----------------
                                              Carrying    Fair   Carrying    Fair
                                                Value    Value    Value     Value
                                              --------   -----   --------   -----
Amount outstanding under Revolving Loans...     $ 52      $ 52     $ 10      $ 10
Term Loans.................................       --        --       49        49
7.00% Senior Notes.........................      500       513      500       480
7.625% Senior Debentures...................      249       233      249       208
9.25% Senior Notes.........................      485       518      377       392
4.00% Convertible Senior Debentures........      150       189       --        --
Other short-term borrowings................       --        --       14        14

     In addition, the Company has various contractual obligations to purchase raw materials, utilities and services used in the production and distribution of its products, including but not limited to: titanium ores for TiO[u]2, crude sulfate turpentine for fragrance chemicals, syngas for methanol, carbon monoxide for acetic acid and ethylene for VAM. Such commitments are generally at market prices, formula prices based primarily on costs of raw materials, or at fixed prices but subject to escalation for inflation. Accordingly, the fair value of such obligations approximates their contractual value.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits

     Domestic Benefit Plans: The Company has non-contributory defined benefit pension plans that provide postretirement benefits for substantially all of its United States employees. The benefits for the pension plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. In addition, the Company currently provides Other Postretirement Employee Benefits ("OPEB") for healthcare and life insurance to most employees and their dependents.

     The pension plans' assets are held in a master asset trust and are managed by independent portfolio managers. Such assets include the Company's Common Stock, which comprised less than 1% of master trust assets at December 31, 2003 and 2002. The investment objective for the portfolio assets of the Company's domestic pension plans is to provide maximum total return with a strong emphasis on preservation of capital in real terms. This investment strategy allows the assets to participate in rising markets with defensive action in declining markets. The portfolio is expected to be generally less volatile than the market average.

     The portfolio investments are marketable securities that provide sufficient liquidity to pay benefits as required.

     The weighted-average asset allocation by category for US pension plans at December 31 and the Company's current target for asset allocation is as follows:

                                                       Target    2003   2002
                                                      --------   ----   ----
Asset Categories
   Domestic equities ..............................   35% - 60%    55%    53%
   International equities .........................   15% - 25%    17     13(1)
   Fixed income ...................................   20% - 40%    27     33
   Cash equivalents ...............................    1% -  5%     1      1
                                                                  ---    ---
   Total ..........................................               100%   100%
                                                                  ===    ===

----------
(1) The asset allocation percentage for 2002 was below the target due to unfavorable investment performance in this asset category.

     In addition, no more than 20% of the total portfolio may be invested in one industry and no more than 5% of the total portfolio may be invested in the securities of one company.

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

     The Company expects to contribute approximately $12 to its US and foreign defined benefit pension plans and approximately $10 to its OPEB plan in 2004. These estimates reflect expected increases in pension plan trust funding to meet minimum requirements. Additionally, the Company expects to contribute approximately $4 to its defined contribution pension plans in 2004.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The measurement date for all of the Company's benefit obligations and plan assets is December 31. The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31 for both years:

                                                                                  Other
                                                                             Postretirement
                                                          Pension Benefits      Benefits
                                                          ----------------   --------------
                                                             2003    2002      2003    2002
                                                            -----   -----     -----   -----
Accumulated benefit obligation at end of year .........     $ 815   $ 765     $  --   $  --
                                                            =====   =====     =====   =====
Reconciliation of projected benefit obligation
   Projected benefit obligation at beginning of year...     $ 851   $ 758     $  76   $  80
   Service cost, including interest ...................        13      12        --      --
   Interest on PBO ....................................        52      52         6       6
   Benefit payments ...................................       (80)    (78)      (12)    (12)
   Curtailments .......................................        (1)     --        --      --
   Net experience loss ................................        36      74         7      15
   Amendments .........................................        --      11         3     (13)
   Translation and other adjustments ..................        22      22        --      --
                                                            -----   -----     -----   -----
      Projected benefit obligation at end of year .....     $ 893   $ 851     $  80   $  76
                                                            -----   -----     -----   -----
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year .....     $ 629   $ 778     $  --   $  --
   Return on plan assets ..............................       143     (91)       --      --
   Employer contributions .............................        12       9        12      12
   Benefit payments ...................................       (80)    (78)      (12)    (12)
   Translation and other adjustments ..................        17      11        --      --
                                                            -----   -----     -----   -----
      Fair value of plan assets at end of year ........     $ 721   $ 629     $  --   $  --
                                                            -----   -----     -----   -----
Funded status
   Funded status at December 31 .......................     $(172)  $(222)    $ (80)  $ (76)
   Unrecognized net asset .............................        (3)     (3)       --      --
   Unrecognized prior service cost ....................        12      19       (23)    (23)
   Unrecognized loss (gain) ...........................       348     384        (3)    (17)
                                                            -----   -----     -----   -----
   Net prepaid (accrued) benefit cost .................       185     178      (106)   (116)
   Additional minimum liabilities .....................      (269)   (309)       --      --
   Intangible asset ...................................        12      16        --      --
                                                            -----   -----     -----   -----
   Net accrued benefit cost ...........................     $ (72)  $(115)    $(106)  $(116)
                                                            =====   =====     =====   =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     As of December 31, the net accrued benefit cost for pension benefits is comprised of the following:

                                                                   2003    2002
                                                                  -----   -----
Prepaid benefit cost ..........................................   $  29   $  20
Intangible asset ..............................................      12      16
Accrued benefit cost ..........................................    (113)   (151)
                                                                  -----   -----
Net accrued benefit cost ......................................   $ (72)  $(115)
                                                                  =====   =====

     The net accrued benefit cost of $72 and $115 at December 31, 2003 and 2002, respectively, was included in Other liabilities in the Consolidated Balance Sheet. A benefit to equity of $26 ($40 pre-tax) and a charge to equity of $188 ($286 pre-tax) were required at December 31, 2003 and 2002, respectively, to reflect the appropriate additional minimum liabilities associated with certain of the Company's defined benefit pension plans and were included in Cumulative other comprehensive loss at each of December 31, 2003 and 2002.

     Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                  2003   2002
                                                                  ----   ----
Projected benefit obligation...................................   $879   $838
Fair value of assets...........................................    690    604

     Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                  2003   2002
                                                                  ----   ----
Accumulated benefit obligation.................................   $767   $751
Fair value of assets...........................................    656    604

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                                        Other Postretirement
                                                     Pension Benefits         Benefits
                                                     ----------------   --------------------
                                                        2003   2002         2003    2002
                                                        ----   ----         ----    ----
Weighed average assumptions at December 31:
   Discount rate..................................      5.94%  6.35%        6.00%   6.50%
   Expected return on plan assets.................      8.33%  8.34%          --      --
   Rate of compensation increase..................      3.59%  3.52%          --      --

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The following table provides the components of net periodic benefit cost:

                                                                                Other
                                                                           Postretirement
                                                     Pension Benefits         Benefits
                                                    ------------------   ------------------
                                                    2003   2002   2001   2003   2002   2001
                                                    ----   ----   ----   ----   ----   ----
Net periodic benefit cost (income)
   Service cost, including interest .............   $ 13   $ 12   $ 12   $--    $--    $--
   Interest on PBO ..............................     52     52     53     6      6      6
   Return on plan assets ........................    (68)   (75)   (76)   --     --     --
   Amortization of unrecognized net loss ........      6      1     --    (1)    (2)    (2)
   Amortization of prior service cost ...........      1      1      1    (2)    (2)    (1)
   Net effect of curtailments and settlements ...      3      2      2    (1)    --     (1)
                                                    ----   ----   ----   ---    ---    ---
   Net periodic benefit cost (income) ...........      7     (7)    (8)    2      2      2
   Defined contribution plans ...................      4      4      4    --     --     --
                                                    ----   ----   ----   ---    ---    ---
   Net periodic benefit cost (income) ...........   $ 11   $ (3)  $ (4)  $ 2    $ 2    $ 2
                                                    ====   ====   ====   ===    ===    ===

     The assumptions used in the measurement of the Company's net periodic benefit cost are shown in the following table:

                                                              Other
                                                         Postretirement
                                   Pension Benefits         Benefits
                                  ------------------   ------------------
                                  2003   2002   2001   2003   2002   2001
                                  ----   ----   ----   ----   ----   ----
Weighted average assumptions
   as of December 31:
   Discount rate...............   6.35%  7.27%  7.38%  6.50%  7.50%  7.50%
   Expected return on plan
      assets...................   8.34%  8.87%  8.86%    --     --     --
   Rate of compensation
      increase.................   3.52%  4.23%  4.30%    --     --     --

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2003 was 8.5% for 2004, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed healthcare cost trend rates would affect service and interest components of postretirement healthcare benefit costs by an insignificant amount in each of the years ended December 31, 2003 and 2002. The effect on the accumulated postretirement benefit obligation would be $4 at each of December 31, 2003 and 2002.

     As a result of rising medical benefit costs and competitive business conditions, the Company announced in early 2004 that effective April 1, 2004 it will reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy in 2004 to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company's accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, this reduction will be recognized ratably over approximately thirteen years through OPEB net periodic benefit cost. Estimated OPEB net periodic benefit cost for 2004, after giving affect to this change, will be income of approximately $4 compared to a benefit cost of $2 in 2003. The Company estimates that 2004 cash payments for retiree medical and insurance benefits to be slightly less than 2003 as it transitions to the subsidy plan. Cash payments in subsequent years are estimated to be significantly less than 2003.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     As more fully described in the "Recent Accounting Developments" section of
Note 1, the Company elected to make the one-time deferral provided by FSP No. FAS 106-1 to defer recognition and accounting for the effects of the Medicare Act of 2003. Accordingly, the measures of the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. Specific authoritative guidance, when issued by the FASB, could require a change in currently reported information. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plans.

Note 12 -- Stock-Based Compensation Plans

     Omnibus Incentive Compensation Plan: The Company's 2001 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") was designed to optimize the profitability and growth of the Company through annual and long-term incentives that are consistent with the Company's goals and to link the personal interests of the participants to those of the Company's shareholders. The Omnibus Incentive Plan was ratified by the Company's shareholders in 2001. Since January 1, 2001, awards under the Company's Long Term Incentive Plan and Executive Long Term Incentive Plan described below have been granted under the Omnibus Incentive Plan.

     The Omnibus Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; (v) performance shares; (vi) stock awards; and (vii) cash-based awards. Awards can be granted to employees and non-employee directors. At December 31, 2003, 1,020,100 of the maximum 3,200,000 shares of the Company's Common Stock originally reserved for delivery to participants under the Omnibus Incentive Plan were available to be granted as awards under the plan.

     Stock Options Awards Under the Omnibus Incentive Plan: The Compensation Committee of the Board of Directors determines the vesting schedule and expiration date of all options granted under the Omnibus Incentive Plan, except that options expire no later than ten years from the date of grant. Stock options are to be granted at exercise prices no less than the market price of the Company's Common Stock on the date of grant. All stock option grants under the Omnibus Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

     A limited number of executive officers and key employees of the Company were awarded an aggregate of 445,800, 957,000, and 655,000 non-qualified stock options in March 2003, January 2002, and May 2001, respectively. The stock option awards vest in three equal annual installments commencing on the first anniversary of the date of grant, and expire ten years from the date of grant. No other stock option awards were granted under the Omnibus Incentive Plan as of December 31, 2003 and 2002, respectively. No compensation expense was recognized for such equity-related awards under this plan in 2003, 2002 or 2001.

     Restricted Stock and Performance Unit Awards Under the Omnibus Incentive
Plan: A limited number of officers and key employees of the Company were awarded an aggregate of 122,100 shares of restricted stock and performance units in November 2003. The restricted stock and performance unit awards vest in three equal annual installments commencing on the first trading day of the New York Stock Exchange in 2005. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company. Compensation expense was not significant in 2003.

     Long Term Incentive Plan: The Company has a Long Term Incentive Plan for certain management employees. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Long Term Incentive Plan. The plan provides for awards of the Company's Common Stock to be granted if certain of the Company's performance targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust was established to hold shares of the Company's Common Stock to fund this obligation. At December 31, 2003, no shares remained in this trust. Compensation expense was $1 and $1 in 2003 and 2002 and was not significant in 2001.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Stock-Based Compensation Plans - Continued

     Executive Long Term Incentive Plan: In 2000, the Company established an Executive Long Term Incentive Plan for its senior executives. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Executive Long Term Incentive Plan. One half of the award granted to each executive provides for the Company's Common Stock to be granted if certain of the Company's performance targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust was established to hold shares of the Company's Common Stock to fund this obligation. At December 31, 2003, no shares remained in this trust. The remaining half of the award is based on the total shareholder return on the Company's Common Stock compared to total shareholder return on the common stock of the Company's peer group (companies in the Standard & Poor's Chemical Composite Index) over a three-year period, in each case including reinvested dividends. This award will be paid in cash. Compensation expense was $2, $1, and $3 in 2003, 2002, and 2001, respectively.

     Long Term Stock Incentive Plan: The Company's Long Term Stock Incentive Plan ("Stock Incentive Plan") was designed to enhance the profitability and value of the Company for the benefit of its shareholders and was ratified by the Company's shareholders in 1997.

     The Stock Incentive Plan provides for the following types of awards to employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; and (v) performance shares. At December 31, 2003, 1,388,214 of the maximum 3,909,000 shares of the Company's Common Stock originally reserved for delivery to participants under the Stock Incentive Plan were available to be granted as awards under the plan.

     Restricted Share Awards Under the Stock Incentive Plan: The vesting schedule for granted restricted share awards was as follows: (i) three equal tranches aggregating 25% of the total award vesting in each of October 1999, 2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award subject to the achievement of "value creation" performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. Half of the earned portion of a tranche relating to a particular performance-based cycle of the award vested immediately and the remainder vests in five equal annual installments commencing on the first anniversary of the end of the cycle.

     Unearned and/or unvested restricted shares, based on the market value of the shares at each balance sheet date, are included as a separate component of Shareholders' deficit and amortized over the restricted period. Expense recognized in 2003 and 2002 was not significant. Income of $2 was recognized for the year ended December 31, 2001.

     Stock Option Awards Under the Long Term Stock Incentive Plan: Stock options granted under the Long Term Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All stock options have been granted at exercise prices equal to the market price of the Company's Common Stock on the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Stock-Based Compensation Plans - Continued

     A summary of changes in all of the awards of restricted stock and stock options for all employees, including executive officers and key employees, under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

                                                      Weighted-                    Weighted-
                                       Restricted      Average       Stock          Average
                                         Shares      Grant Price    Options     Exercise Price
                                       ----------    -----------   ----------   --------------
Balance at December 31, 2000........   1,578,815        $23.73       610,000        $21.31
   Vested and issued................    (298,065)       $23.81            --            --
   Cancelled........................    (641,427)       $23.39       (57,000)       $21.33
   Granted..........................          --            --       748,000        $16.83
                                       ---------                   ---------
Balance at December 31, 2001........     639,323        $23.69     1,301,000        $18.73
   Vested and issued................     (63,447)       $24.22            --            --
   Cancelled........................    (509,502)       $23.94      (103,000)       $20.67
   Granted..........................          --            --       999,000        $12.33
                                       ---------                   ---------
Balance at December 31, 2002........      66,374        $21.19     2,197,000        $15.73
   Vested and issued................     (50,251)       $24.63            --            --
   Exercised........................          --            --        (8,000)       $11.68
   Cancelled........................          --            --       (44,000)       $18.31
   Granted..........................     122,100(1)     $10.02       485,800        $11.65
                                       ---------                   ---------
Balance at December 31, 2003             138,223        $10.07     2,630,800        $14.94
                                       =========                   =========

----------
(1)  Includes 7,800 performance units

     A summary of the Company's stock options as of December 31, 2003 is as follows:

                                  Options Outstanding                       Options Exercisable
                  ---------------------------------------------------   --------------------------
   Range of                     Weighted Average     Weighted Average             Weighted Average
 Exercise Price     Shares    Remaining Life (Yrs)    Exercise Price     Shares    Exercise Price
---------------   ---------   --------------------   ----------------   -------   ----------------
$11.20 - $16.00   1,512,800           8.43                $12.21         41,000        $15.94
$16.01 - $20.00     955,000           6.63                $17.46        233,000        $19.34
$20.01 - $24.00     102,000           5.21                $22.29        102,000        $22.29
$24.01 - $28.00      31,000           5.42                $27.38         31,000        $27.38
$28.01 - $34.88      30,000           4.42                $34.88         30,000        $34.88
                  ---------                                             -------
$11.20 - $34.88   2,630,800           6.73                $14.94        437,000        $21.34
                  =========                                             =======

     The weighted average fair value of stock options at grant date was $4.15 per share, $4.04 per share and $3.16 per share for 2003, 2002 and 2001, respectively, using a Black-Scholes model with the following assumptions: expected dividend yield of 5% for 2003 and 4% for 2002 and 2001, respectively; risk-free interest rate of 4% in 2003, 5% in 2002 and 2001; an expected life of 10 years; and an expected volatility of 48%, 62%, and 39% for 2003, 2002 and 2001, respectively.

     Salary and Bonus Deferral Plan: The Company had a deferred compensation plan under which officers and certain management employees had deferred a portion of their compensation on a pre-tax basis in the form of the Company's Common Stock. A rabbi trust (the "Trust") had been established to hold shares of the Company's Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders'

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)

Note 12 -- Stock-Based Compensation Plans - Continued

deficit. At December 31, 2003, 420,212 shares have been purchased at a total cost of $8 and are held in the Trust. At December 31, 2003, this plan is no longer active but continues to hold shares in the Trust and to distribute such shares based on elections made by participants.

Note 13 -- Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company's share of Equistar's Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

                                   Foreign      Unrealized               Equity in Other     Cumulative
                                   Currency     Losses on     Minimum     Comprehensive        Other
                                 Translation    Derivative    Pension        Loss of       Comprehensive
                                 Adjustments   Instruments   Liability       Equistar           Loss
                                 -----------   -----------   ---------   ---------------   -------------
Balance, December 31, 2000 ...      $(107)         $--         $  --           $--             $(107)
   2001 Change ...............        (19)          (6)           (4)           --               (29)
                                    -----          ---         -----           ---             -----
Balance, December 31, 2001 ...       (126)          (6)           (4)           --              (136)
   2002 Change ...............         27            5          (188)           (7)             (163)
                                    -----          ---         -----           ---             -----
Balance, December 31, 2002 ...        (99)          (1)         (192)           (7)             (299)
   2003 Change ...............        128           --            26             4               158
                                    -----          ---         -----           ---             -----
Balance, December 31, 2003 ...      $  29          $(1)        $(166)          $(3)            $(141)
                                    =====          ===         =====           ===             =====

Note 14 -- Related Party Transactions

     One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility up to a maximum of 330 million pounds per year. The initial term of the contract was through December 1, 2000 and automatically renews annually. Either party may terminate on one year's notice, and neither party has provided such notice. The subsidiary incurred charges of $46, $43 and $53 in 2003, 2002 and 2001, respectively, under this contract.

     One of the Company's subsidiaries sells VAM to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, and Clinton and Morris, Illinois, plants, estimated to be 48 million to 55 million pounds per year, up to a maximum of 60 million pounds per year (the "Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract was through December 31, 2000 and renews annually. Either party may terminate on one year's notice, and Equistar provided notice to the Company that it will terminate this contract on December 31, 2004. During the years ended
December 31, 2003, 2002 and 2001, sales to Equistar were $10, $10 and $14, respectively.

     One of the Company's subsidiaries and Equistar have entered into various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with certain utilities, steam, administrative office space, and health, safety and environmental services. The subsidiary incurred charges of $8, $9 and $17 in 2003, 2002 and 2001, respectively, for such services. In addition, the subsidiary charged Equistar $15, $15 and $18 in 2003, 2002 and 2001, respectively, for electricity and miscellaneous shared services.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies

     Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in 95 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Millennium Inorganic Chemicals is one of a number of defendants in 80 premises-based asbestos cases filed in late 2003 in Baltimore County, Maryland. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. Defunct indirect Company subsidiaries are among a number of defendants in 65 premises-based asbestos cases in Texas.

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

     The Company's defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. The Company has not accrued any liabilities for any lead-based paint and lead pigment litigation. The Company has insurance policies that potentially provide approximately $1,000 in indemnity coverage for lead-based paint and lead pigment litigation. That estimate of indemnity coverage would depend upon the timing of any request for indemnity and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by the Company, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court's decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

     In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of two cases, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Since the Company's defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties' indemnification claims have not been ruled on by a court.

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

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, in December 2000, the Texas Commission on Environmental Quality (the "TCEQ") submitted a plan to the United States Environmental Protection Agency ("EPA") requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide ("NOx") emissions. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds ("HRVOCs"), such as ethylene, propylene, butadiene and butanes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar's spending through December 31, 2003 totaled $69. Equistar is still assessing the impact of the new HRVOC control requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 for several small sites and $22 for the Kalamazoo River Superfund Site in Michigan. A subsidiary of the Company is named as one of four PRPs at the Kalamazoo River Superfund Site. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the "Draft Study"), which evaluated a number of remedial options. The cost for these remedial options ranged from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being either $0 or $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental condition of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. The Company's ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs. Recently, the EPA identified 14 private

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

entities and 7 municipalities and sent them formal requests for information regarding their possible connection with the Kalamazoo site.

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

     The Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies, collectively, is between $53 and $78 and has accrued $61 as of December 31, 2003. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company's selling, development and administrative ("S,D & A") costs. In 2003, net benefits resulting from changes in the estimated liabilities for these contingencies were not significant. Included in 2002 is a benefit of $6 from a reduction of reserves due to a favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. Additionally, 2002 includes $3 of expenses associated with environmental and other legal contingencies related to the Company's current businesses. In 2001, $15 of the Company's total $16 of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities.

     Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO[u]2 and certain other agreements to purchase raw materials, utilities and services with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments at December 31, 2003 (at current exchange rates, where applicable) is as follows:

                      Ore    Other    Total
                     ----   ------   ------
2004 .............   $183   $  149   $  332
2005 .............    155      117      272
2006 .............    117      107      224
2007 .............     65      108      173
2008 .............     --       99       99
Thereafter .......     --      750      750
                     ----   ------   ------
   Total .........   $520   $1,330   $1,850
                     ====   ======   ======

     One of the Company's subsidiaries has entered into an agreement with DuPont to toll acetic acid through DuPont's VAM plant, thereby acquiring all of the VAM production at such plant not utilized by DuPont. The tolling fee is based on the market price of ethylene, plus a processing charge. The term of the contract is from January 1, 2001 through December 31, 2006, and thereafter from year-to-year. The total commitment over the remaining term of the contract is expected to be $202.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

     Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2003, are as follows:

2004 .............   $ 20
2005 .............     15
2006 .............     12
2007 .............     11
2008 .............     11
Thereafter .......     75
                     ----
   Total .........   $144
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

Note 16 -- Operations by Business Segment and Geographic Area

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3), are grouped under the heading Other. The accounting policies of the segments are the same as those described in Note 1.

     Most of the Company's foreign operations are conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between the Company's operations are made on terms similar to those of its third-party distributors.

     Income and expense not allocated to business segments in computing operating income include interest income and expense, other income and expense and loss on Equistar investment.

     Export sales from the United States for the years ended December 31, 2003, 2002 and 2001 were approximately $316, $254 and $245, respectively.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

          The following is a summary of the Company's operations by business segment:

                                               2003     2002     2001
                                              ------   ------   ------
Net sales
   Titanium Dioxide and Related Products...   $1,172   $1,129   $1,145
   Acetyls.................................      421      334      355
   Specialty Chemicals.....................       94       91       90
                                              ------   ------   ------
      Total................................   $1,687   $1,554   $1,590
                                              ======   ======   ======
Operating (loss) income
   Titanium Dioxide and Related Products...   $  (51)  $   63   $   72
   Acetyls.................................       27       11      (16)
   Specialty Chemicals.....................        2        6       12
   Other...................................      (29)      --      (54)
                                              ------   ------   ------
      Total................................   $  (51)  $   80   $   14
                                              ======   ======   ======
Depreciation and amortization
   Titanium Dioxide and Related Products...   $   94   $   83   $   81
   Acetyls.................................       11       11       21
   Specialty Chemicals.....................        8        8        8
                                              ------   ------   ------
      Total................................   $  113   $  102   $  110
                                              ======   ======   ======
Capital expenditures
   Titanium Dioxide and Related Products...   $   42   $   61   $   82
   Acetyls.................................        3        1        6
   Specialty Chemicals.....................        3        9        3
   Other...................................       --       --        6
                                              ------   ------   ------
      Total................................   $   48   $   71   $   97
                                              ======   ======   ======
Identifiable assets
   Titanium Dioxide and Related Products...   $1,487   $1,389
   Acetyls.................................      285      294
   Specialty Chemicals.....................       95       99
   Other (1)...............................      531      614
                                              ------   ------
      Total................................   $2,398   $2,396
                                              ======   ======

----------
(1) Other assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.

                                              December 31,
                                              ------------
                                               2003   2002
                                               ----   ----
Goodwill
   Titanium Dioxide and Related Products...    $ 56   $ 58
   Acetyls.................................      48     48
                                               ----   ----
      Total................................    $104   $106
                                               ====   ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

          The following is a summary of the Company's operations by geographic region:

                                2003     2002     2001
                               ------   ------   ------
Net sales
   United States............   $  984   $  923   $  983
                               ------   ------   ------
   Non-United States
      United Kingdom........      447      404      364
      France................      187      183      179
      Asia/Pacific..........      203      178      160
      Brazil................      107      103      113
                               ------   ------   ------
                                  944      868      816
                               ------   ------   ------
   Inter-area elimination...     (241)    (237)    (209)
                               ------   ------   ------
      Total.................   $1,687   $1,554   $1,590
                               ======   ======   ======

Operating income (loss)
   United States............   $   (9)  $    6   $  (53)
                               ------   ------   ------
   Non-United States
      United Kingdom........       27        5       (5)
      France................     (137)     (11)      (8)
      Asia/Pacific..........       51       54       52
      Brazil................       21       23       30
                               ------   ------   ------
                                  (38)      71       69
                               ------   ------   ------
   Inter-area elimination...       (4)       3       (2)
                               ------   ------   ------
      Total.................   $  (51)  $   80   $   14
                               ======   ======   ======

Identifiable assets
   United States............   $1,424   $1,536
                               ------   ------
   Non-United States
      United Kingdom........      451      346
      France................      146      250
      Asia/Pacific..........      231      137
      Brazil................      133      116
      All Other.............       13       11
                               ------   ------
                                  974      860
                               ------   ------
      Total.................   $2,398   $2,396
                               ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 17 -- Quarterly Financial Data (unaudited)

                                                            1st Qtr.      2nd Qtr.    3rd Qtr.     4th Qtr.
                                                            --------      --------    --------     --------
2003
Net sales................................................    $   415      $  416      $  431      $   425
Operating income (loss)..................................         27          24 (2)      (5)(4)      (97)(6)
Net loss before cumulative effect of accounting change...        (26)(1)      (9)(3)     (28)(5)     (120)(7)
Cumulative effect of accounting change...................         (1)         --          --           --
Net loss after cumulative effect of accounting change....        (27)(1)      (9)(3)     (28)(5)     (120)(7)
Basic and diluted loss per share:
   Before cumulative effect of accounting change.........      (0.41)(1)   (0.14)(3)   (0.44)(5)    (1.87)(7)
   From cumulative effect of accounting change...........      (0.02)         --          --           --
   After cumulative effect of accounting change..........      (0.43)(1)   (0.14)(3)   (0.44)(5)    (1.87)(7)

2002
Net sales................................................    $   351      $  405      $  411      $   387
Operating income.........................................          7          20(8)       30           23(9)
Net (loss) income before cumulative effect of accounting
   change................................................        (33)          2(8)        5           (2)(10)
Cumulative effect of accounting change...................       (305)         --          --           --
Net (loss) income after cumulative effect of accounting
   change................................................       (338)          2(8)        5           (2)(10)
Basic and diluted (loss) earnings per share:
   Before cumulative effect of accounting change.........      (0.52)       0.02(8)     0.08        (0.03)(10)
   From cumulative effect of accounting change...........      (4.80)         --          --           --
   After cumulative effect of accounting change..........      (5.32)       0.02(8)     0.08        (0.03)(10)

----------
(1) Includes $3 after tax or $0.04 per share from the Company's share of Equistar's loss on sale of assets.

(2)  Includes $1 of reorganization charges.

(3) Includes after-tax reorganization charges of $1 or $0.02 per share and the Company's after-tax share of Equistar's debt prepayment costs of $4 or $0.06 per share.

(4)  Includes $15 of reorganization and office closure charges.

(5) Includes after-tax reorganization and office closure charges of $10 or $0.16 per share and an after-tax benefit of $2 or $0.03 per share from the collection of a note receivable previously written off.

(6) Includes $103 of asset impairment charges and $2 of reorganization and office closure charges.

(7) Includes after-tax asset impairment charges of $101 or $1.58 per share, a net tax benefit of $18 or $0.28 per share unrelated to transactions in 2003, after-tax reorganization and office closure charges of $1 or $0.03 per share, and the Company's after-tax share of Equistar's financing costs of $3 or $0.04 per share and severance costs of $1 or $0.02 per share.

(8) Includes a benefit of $5 ($3 after-tax or $0.05 per share) from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(9) Includes a benefit of $1 from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(10) Includes a benefit of $1 after-tax or $0.01 per share from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years, a tax benefit of $22 or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company's French subsidiaries.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information

     Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2003 and 2002, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2003, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders' equity (deficit) of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2003 and 2002

                                                                                                             Millennium
                                            Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                           America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                           ------------   --------------   -------------   ------------   ----------------
2003
               ASSETS
Inventories ............................      $   --           $ --            $  457         $    --          $  457
Other current assets ...................          24              1               526              --             551
Property, plant and equipment, net .....          --             --               766              --             766
Investment in Equistar .................          --             --               469              --             469
Investment in subsidiaries .............         354             80                --            (434)             --
Other assets ...........................          12              3                36              --              51
Goodwill ...............................          --             --               104              --             104
Due from parent and affiliates, net ....         733             --                --            (733)             --
                                              ------           ----            ------         -------          ------
   Total assets ........................      $1,123           $ 84            $2,358         $(1,167)         $2,398
                                              ======           ====            ======         =======          ======
     LIABILITIES AND SHAREHOLDERS'
           (DEFICIT) EQUITY
Current maturities of long-term debt ...      $   --           $ --            $    6         $    --          $    6
Other current liabilities ..............           9              1               355              --             365
Long-term debt .........................       1,295            150                16              --           1,461
Deferred income taxes ..................          --             --               287              --             287
Other liabilities ......................          --             --               325              --             325
Due to parent and affiliates, net ......          --              6               727            (733)             --
                                              ------           ----            ------         -------          ------
   Total liabilities ...................       1,304            157             1,716            (733)          2,444
Minority interest ......................          --             --                27              --              27
Shareholders' (deficit) equity .........        (181)           (73)              615            (434)            (73)
                                              ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity .................      $1,123           $ 84            $2,358         $(1,167)         $2,398
                                              ======           ====            ======         =======          ======
2002
               ASSETS
Inventories ............................      $   --           $ --            $  406         $    --          $  406
Other current assets ...................          10             --               403              --             413
Property, plant and equipment, net .....          --             --               862              --             862
Investment in Equistar .................          --             --               563              --             563
Investment in subsidiaries .............         349             95                --            (444)             --
Other assets ...........................          15             --                31              --              46
Goodwill ...............................          --             --               106              --             106
Due from parent and affiliates, net ....         638             --                --            (638)             --
                                              ------           ----            ------         -------          ------
   Total assets ........................      $1,012           $ 95            $2,371         $(1,082)         $2,396
                                              ======           ====            ======         =======          ======
   LIABILITIES AND SHAREHOLDERS'
           (DEFICIT) EQUITY
Current maturities of long-term debt ...      $    3           $ --            $    9         $    --          $   12
Other current liabilities ..............           8             --               455              --             463
Long-term debt .........................       1,196             --                16              --           1,212
Deferred income taxes ..................          --             --               315              --             315
Other liabilities ......................          --             --               410              --             410
Due to parent and affiliates, net ......          --            130               508            (638)             --
                                              ------           ----            ------         -------          ------
   Total liabilities ...................       1,207            130             1,713            (638)          2,412
Minority interest ......................          --             --                19              --              19
Shareholders' (deficit) equity .........        (195)           (35)              639            (444)            (35)
                                              ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity .................      $1,012           $ 95            $2,371         $(1,082)         $2,396
                                              ======           ====            ======         =======          ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                             Millennium
                                            Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                           America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                           ------------   --------------   -------------   ------------   ----------------
2003
Net sales ..............................       $  --           $  --           $1,687          $ --            $1,687
Cost of products sold ..................          --              --            1,377            --             1,377
Depreciation and amortization ..........          --              --              113            --               113
Selling, development and
   administrative expense ..............          --               1              126            --               127
Reorganization and office closure
   costs ...............................          --              --               18            --                18
Asset impairment charges ...............          --              --              103            --               103
                                               -----           -----           ------          ----            ------
   Operating loss ......................          --              (1)             (50)           --               (51)
Interest expense (income), net .........         (94)             --                2            --               (92)
Intercompany interest income
   (expense), net ......................          98              (3)             (95)           --                --
Loss on Equistar investment ............          --              --             (100)           --              (100)
Equity in loss of subsidiaries .........        (110)           (180)              --           290                --
Other expense ..........................          (1)             --               (4)           --                (5)
(Provision for) benefit from
   income taxes ........................          (1)              1               65            --                65
Cumulative effect of
   accounting change ...................           1              (1)              (1)           --                (1)
                                               -----           -----           ------          ----            ------
   Net loss ............................       $(107)          $(184)          $ (183)         $290            $ (184)
                                               =====           =====           ======          ====            ======
2002
Net sales ..............................       $  --           $  --           $1,554          $ --            $1,554
Cost of products sold ..................          --              --            1,234            --             1,234
Depreciation and amortization ..........          --              --              102            --               102
Selling, development and
   administrative expense ..............           1               1              136            --               138
                                               -----           -----           ------          ----            ------
   Operating (loss) income .............          (1)             (1)              82            --                80
Interest expense, net ..................         (86)             --               --            --               (86)
Intercompany interest income
   (expense), net ......................         103              (5)             (98)           --                --
Loss on Equistar investment ............          --              --              (73)           --               (73)
Equity in loss of subsidiaries .........         (97)            (23)              --           120                --
Other expense ..........................          --              --               (7)           --                (7)
(Provision for) benefit from
   income taxes ........................          (6)              1               63            --                58
Cumulative effect of
   accounting change ...................        (305)           (305)            (305)          610              (305)
                                               -----           -----           ------          ----            ------
   Net loss ............................       $(392)          $(333)          $ (338)         $730            $ (333)
                                               =====           =====           ======          ====            ======
2001
Net sales ..............................       $  --           $  --           $1,590          $ --            $1,590
Cost of products sold ..................          --              --            1,261            --             1,261
Depreciation and amortization ..........          --              --              110            --               110
Selling, development and
   administrative expense ..............          --              --              169            --               169
Reorganization and plant
   closure costs .......................          --              --               36            --                36
                                               -----           -----           ------          ----            ------
   Operating income ....................          --              --               14            --                14
Interest expense, net ..................         (81)             --               (1)           --               (82)
Intercompany interest income
   (expense), net ......................         108              (4)            (104)           --                --
Loss on Equistar investment ............          --              --              (83)           --               (83)
Equity in loss of subsidiaries .........         (76)            (51)              --           127                --
Other expense ..........................          (2)             (1)              --            --                (3)
(Provision for) benefit from
   income taxes ........................          (9)              2              107            --               100
                                               -----           -----           ------          ----            ------
   Net loss ............................       $ (60)          $ (54)          $  (67)         $127            $  (54)
                                               =====           =====           ======          ====            ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                             Millennium
                                            Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                           America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                           ------------   --------------   -------------   ------------   ----------------
2003
Cash flows from operating
   activities ..........................       $   7          $  (2)          $ (95)           $ --            $ (90)
Cash flows from investing activities:
   Capital expenditures ................          --             --             (48)             --              (48)
                                               -----          -----           -----            ----            -----
Cash used in investing activities ......          --             --             (48)             --              (48)
Cash flows from financing activities:
   Dividends to shareholders ...........          --            (17)             --              --              (17)
   Proceeds from long-term debt, net ...         478            146               2              --              626
   Repayment of long-term debt .........        (378)            --              (9)             --             (387)
   Intercompany ........................         (93)          (127)            220              --               --
   Decrease in notes payable and
      other short-term borrowings ......          --             --             (19)             --              (19)
                                               -----          -----           -----            ----            -----
Cash provided by financing
   activities ..........................           7              2             194              --              203
                                               -----          -----           -----            ----            -----
Effect of exchange rate changes on
   cash ................................          --             --              19              --               19
                                               -----          -----           -----            ----            -----
Increase in cash and cash equivalents...          14             --              70              --               84
Cash and cash equivalents at
   beginning of year ...................           6             --             119              --              125
                                               -----          -----           -----            ----            -----
Cash and cash equivalents at end of
   year ................................       $  20          $  --           $ 189            $ --            $ 209
                                               =====          =====           =====            ====            =====

2002
Cash flows from operating activities ...       $  18          $  (6)          $  72            $ --            $  84
Cash flows from investing activities:
   Capital expenditures ................          --             --             (71)             --              (71)
   Proceeds from sales of property,
      plant & equipment ................          --             --               1              --                1
                                               -----          -----           -----            ----            -----
Cash used in investing activities ......          --             --             (70)             --              (70)
Cash flows from financing activities:
   Dividends to shareholders ...........          --            (35)             --              --              (35)
   Proceeds from long-term debt ........         290             --              12              --              302
   Repayment of long-term debt .........        (264)            --              (8)             --             (272)
   Intercompany ........................         (43)            41               2              --               --
   Increase in notes payable ...........          --             --               3              --                3
                                               -----          -----           -----            ----            -----
Cash (used in) provided by financing
   activities ..........................         (17)             6               9              --               (2)
                                               -----          -----           -----            ----            -----
Effect of exchange rate changes on
   cash ................................          --             --              (1)             --               (1)
                                               -----          -----           -----            ----            -----
Increase in cash and cash equivalents...           1             --              10              --               11

Cash and cash equivalents at beginning
   of year .............................           5             --             109              --              114
                                               -----          -----           -----            ----            -----
Cash and cash equivalents at end of
   year ................................       $   6          $  --           $ 119            $ --            $ 125
                                               =====          =====           =====            ====            =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                           Millennium
                                          Millennium     Millennium      Non-Guarantor                   Chemicals Inc.
                                         America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                         ------------   --------------   -------------   ------------   ----------------
2001
Cash flows from operating
   activities ........................      $   7            $ (5)           $110             $--            $ 112
Cash flows from investing
   activities:
   Capital expenditures ..............         --              --             (97)             --              (97)
   Proceeds from sales of
      property, plant & equipment ....         --              --              19              --               19
                                            -----            ----            ----             ---            -----
Cash used in investing activities ....         --              --             (78)             --              (78)
Cash flows from financing
   activities:
   Dividends to shareholders .........         --             (35)             --              --              (35)
   Proceeds from long-term debt ......        741              --              42              --              783
   Repayment of long-term debt .......       (675)             --             (61)             --             (736)
   Intercompany ......................        (51)             40              11              --               --
   Decrease in notes payable .........        (17)             --             (17)             --              (34)
                                            -----            ----            ----             ---            -----
Cash (used in) provided by
   financing activities ..............         (2)              5             (25)             --              (22)
                                            -----            ----            ----             ---            -----
Effect of exchange rate changes on
   cash ..............................         --              --              (5)             --               (5)
                                            -----            ----            ----             ---            -----
Increase in cash and cash
   equivalents .......................          5              --               2              --                7
Cash and cash equivalents at
   beginning of year .................         --              --             107              --              107
                                            -----            ----            ----             ---            -----
Cash and cash equivalents at end
   of year ...........................      $   5            $ --            $109             $--            $ 114
                                            =====            ====            ====             ===            =====

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

     Item 9A. Controls and Procedures

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

     The Company carried out an evaluation as of the end of the year covered by this annual report on Form 10-K under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the year.

(b) In light of the restatements described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction -- Restatement of Financial Statements" in Item 7 included in this Annual Report, the Company considered whether any changes to enhance the Company's internal control processes and procedures were warranted.
     As a result of this consideration, the Company added personnel in its accounting department who are specifically devoted to internal control processes and procedures, instituted procedures for working more closely with the Company's outside actuary and continued a previously-initiated process to improve documentation of the bases for changes in the Company's reserves for legal and environmental matters. Except as noted in the preceding sentence, there were no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to the Company's Annual Meeting of Stockholders to be held May 21, 2004. Therefore, information required under this part, unless set forth below or set forth in "Executive Officers" in Item 1 of this Annual Report, is incorporated herein by reference from such definitive proxy statement.

Code of Ethics

     The Company has adopted a 'code of ethics', as defined in Item 406(b) of Regulation S-K. The Company's code of ethics is known as its Code of Business Conduct, applies to all directors, officers and employees of the Company, including the Company's principal executive officer, its principal financial officer and principal accounting officer, and its controller. The Company has posted its Code of Business Conduct on its website, www.millenniumchem.com, and the Code of Business Conduct is also available in print to any requesting shareholder. In addition, the Company intends to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K, by posting such information on its website, www.millenniumchem.com.

Item 11. Executive Compensation

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to the Company's Annual Meeting of Stockholders to be held May 21, 2004. Therefore, information required under this part is incorporated herein by reference from such definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to the Company's Annual Meeting of Stockholders to be held May 21, 2004. Therefore, information required under this part is incorporated herein by reference from such definitive proxy statement.

Item 13. Certain Relationships and Related Transactions

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to the Company's Annual Meeting of Stockholders to be held May 21, 2004. Therefore, information required under this part is incorporated herein by reference from such definitive proxy statement.

Item 14. Principal Accountant Fees and Services

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to the Company's Annual Meeting of Stockholders to be held May 21, 2004. Therefore, information required under this part is incorporated herein by reference from such definitive proxy statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The Following Documents are Filed as Part of This Report:

1.   Supplemental Financial Information.

       The Supplemental Financial Information relating to Equistar consists of the following:

                                                                                       Page of
                                                                                     This Report
                                                                                     -----------
Financial Statements of Equistar:
   Report of PricewaterhouseCoopers LLP...........................................       F-1
   Consolidated Statements of Income -- Years Ended December 31, 2003, 2002, and
      2001........................................................................       F-2
   Consolidated Balance Sheets -- December 31, 2003 and 2002......................       F-3
   Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002
     and 2001.....................................................................       F-4
   Consolidated Statements of Partners' Capital -- Years Ended December 31, 2003,
      2002 and 2001...............................................................       F-5
   Notes to Consolidated Financial Statements.....................................   F-6 to F-23

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

3.   Exhibits.

 Exhibit
 Number                           Description of Document
--------                          -----------------------
3.1(a)     Amended and Restated Certificate of Incorporation of the Company
           (Filed as Exhibit 3.1 to the Company's Registration Statement on Form
           10 (File No. 1-12091) (the "Form 10"))*

3.1(b)     Certificate of Elimination of Series A Junior Preferred Stock of
           Millennium Chemicals Inc. (Filed as Exhibit 3.1(b) to the Company's
           Annual Report on Form 10-K for the year ended December 31, 2002 (the
           "2002 Form 10-K"))*

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

 Exhibit
 Number    Description
--------   -----------
4.2        Indenture, dated as of June 18, 2001, among Millennium America as
           Issuer, the Company as Guarantor, and The Bank of New York, as
           Trustee (including the form of 9 1/4% Senior Notes due 2008 and the
           Note Guarantee) (Filed as Exhibit 4.1 to the Registration Statement
           of the Company and Millennium America (Registration Nos. 333-65650
           and 333-65650-1) on Form S-4 (the "Form S-4"))*

4.3 Indenture, dated as of November 25, 2003, among the Company as Issuer, Millennium America as Guarantor, and the Bank of New York, as
           Trustee, in respect to the 4% Convertible Senior Debentures due
           November 15, 2023 (Filed as Exhibit 4.1 to the Company's Current
           Report on Form 8-K dated November 25, 2003)*

10.1 Form of Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form
           10)*

10.2       Form of Tax Sharing and Indemnification Agreement, dated as of
           September 30, 1996, between Hanson, Millennium Overseas Holdings
           Ltd., Millennium America Holdings Inc. (formerly HM Anglo American
           Ltd.), Hanson North America Inc. and the Company (Filed as Exhibit
           10.9(a) to the Form 10)*

10.3(a)    Deed of Tax Covenant, dated as of September 30, 1996, between Hanson,
           Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals
           Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V.
           (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd.
           (formerly SCM Chemicals Ltd.), and the Company (the "Deed of Tax
           Covenant") (Filed as Exhibit 10.9(b) to the Form 10)*

10.3(b) Amendment to the Deed of Tax Covenant dated January 28, 1997 (Filed as Exhibit 10.9(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))*

10.4(a) Credit Agreement, dated June 18, 2001, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc., from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative
           Agent and collateral agent (Filed as Exhibit 10.1 to the Form S-4)*

10.4(b)    First Amendment, dated as of December 14, 2001, to the Credit
           Agreement dated as of June 18, 2001, with Bank of America, N.A. and
           JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit
           99.1 to the Company's Current Report on Form 8-K dated December 18,
           2001)*

10.4(c) Second Amendment, dated as of June 19, 2002, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP
           Morgan Chase Bank and the lenders party thereto (Filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "June 30, 2002, Form 10-Q"))*

10.4(d) Third Amendment, dated as of April 25, 2003, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP
           Morgan Chase Bank and the lenders party thereto (Filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)*

10.4(e)    Fourth Amendment, dated as of November 18, 2003, to the Credit
           Agreement dated as of June 18, 2001, with the Bank of America, N.A.
           and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)*

10.5       Form of Change in Control Agreements between Millennium America
           Holdings Inc., (or certain of its subsidiaries), and each of Robert
           E. Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher, John
           E. Lushefski and Myra J. Perkinson (Filed as Exhibit 10.7 to the 2002
           Form 10-K)*'D'

10.6(a)    Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as
           Exhibit 10.23 to the Form 10)*'D'

 Exhibit
 Number    Description
--------   -----------
10.6(b)    Amendment Number 1 dated January 20, 1997, to the Millennium
           Chemicals Inc. Annual Performance Plan (Filed as Exhibit 10.23(b) to
           the 1996 Form 10-K)*'D'

10.6(c)    Amendment Number 2 dated January 23, 1998, to the Millennium
           Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit
           10.23(c) to the 1997 Form 10-K)*'D'

10.6(d)    Amendment Number 3 dated January 22, 1999, to the Millennium
           Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit
           10.20(d) to the 1998 Form 10-K)*'D'

10.6(e)    Amendment Number 4 dated as of June 1, 2002, to the Millennium
           Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit
           10.9(e) to the 2002 Form 10-K)*'D'

10.7(a)    Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as
           Exhibit 10.25 to the Form 10)*'D'

10.7(b)    Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock
           Incentive Plan (Filed as Exhibit 10.6 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997)*'D'

10.7(c)    Amendment dated July 24, 1997 to the Millennium Chemicals Inc. Long
           Term Stock Incentive Plan (Filed as Exhibit 10.25(c) to the 1997 Form
           10-K)*'D'

10.7(d)    Amendments dated January 23, 1998 and December 10, 1998, to the
           Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as
           Exhibit 10.23(d) to the 1998 Form 10-K)*'D'

10.7(e)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. Long Term Stock Incentive Plan**'D'

10.8(a)    Amended and Restated Millennium Chemicals Inc. Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.11(a) to the 2002 Form 10-K)*'D'

10.8(b)    Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan
           (Filed as Exhibit 10.11(b) to the 2002 Form 10-K)*'D'

10.9(a)    Millennium Chemicals Grandfathered Supplemental Executive Retirement
           Plan (Filed as Exhibit 10.15(b) to the 2000 Form 10-K)*'D'

10.9(b)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Grandfathered Supplemental Executive Retirement Plan**'D'

10.10(a)   Millennium Petrochemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.16 to the 2000 Form 10-K)*'D'

10.10(b)   Amendment dated as of November, 2002, to the Millennium
           Petrochemicals Grandfathered Supplemental Executive Retirement
           Plan**'D'

10.11(a)   Millennium Inorganic Chemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.17 to the 2000 Form 10-K)*'D'

10.11(b)   Amendment dated as of November, 2002, to the Millennium Inorganic
           Chemicals Inc. Grandfathered Supplemental Executive Retirement
           Plan**'D'

10.12(a)   Millennium Specialty Chemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.18 to the 2000 Form 10-K)*'D'

10.12(b)   Amendment dated as of November, 2002, to the Millennium Specialty
           Chemicals Inc. Grandfathered Supplemental Executive Retirement
           Plan**'D'

10.13(a)   Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as
           Exhibit 10.30 to the 1996 Form 10-K)*'D'

10.13(b)   Amendment Number 1 dated January 23, 1998, to the Millennium
           Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit
           10.30(b) to the 1997 Form 10-K)*'D'

10.13(c)   Amendment Number 2 dated January 22, 1999, to the Millennium
           Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit
           10.28(c) to the 1998 Form 10-K)*'D'

10.13(d)   Amendment Number Three to the Millennium Chemicals Inc. Salary and
           Bonus Deferral Plan dated November 2002 (Filed as Exhibit 10.19(d) to the 2002 Form 10-K)*'D'

 Exhibit
 Number    Description
--------   -----------
10.14(a)   Millennium Chemicals Inc. Supplemental Savings and Investment Plan
           (Filed as Exhibit 10.29 to the 1998 Form 10-K)*'D'

10.14(b)   Amendment to the Millennium Chemicals Inc. Supplemental Savings and
           Investment Plan (Filed as Exhibit 10.20(b) to the 2002 Form 10-K)*'D'

10.15      Millennium Chemicals Inc. 2003 Long Term Incentive Plan**'D'

10.16      Millennium Chemicals Inc. 2004 Long Term Incentive Plan**'D'

10.17      Millennium Chemicals Inc. 2003 Executive Long Term Executive Plan**'D'

10.18      Millennium Chemicals Inc. 2004 Executive Long Term Incentive Plan**'D'

10.19(a)   Millennium America Holdings Inc. Long Term Incentive Plan and
           Executive Long Term Incentive Plan Trust Agreement (Filed as Exhibit
           10.23 to the 2000 Form 10-K)*'D'

10.19(b)   Amendment Number 1 to the Millennium America Holdings Inc. Long Term
           Incentive Plan Trust Agreement (Filed as Exhibit 10.23(b) to the 2002
           Form 10-K)*'D'

10.20(a)   Millennium Chemicals Inc. Omnibus Incentive Compensation Plan
           (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'

10.20(b)   Form of Stock Option Agreement under Omnibus Incentive Compensation
           Plan (Filed as Exhibit 10.24(b) to the 2001 Form 10-K)*'D'

10.20(c)   Amendment to Millennium Chemicals Inc. 2001 Omnibus Incentive
           Compensation Plan (Filed as Exhibit 10.24(c) to the 2002 Form 10-K)*'D'

10.20(d)   Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. 2001 Omnibus Incentive Compensation Plan**'D'

10.20(e)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for Non-Employee Directors**'D'

10.20(f)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Performance Unit Award Agreement for International Officers and
           Key Employees**'D'

10.20(g)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for International Officers and
           Key Employees**'D'

10.20(h)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for Officers and Key
           Employees**'D'

10.21(a) Master Transaction Agreement between the Company and Lyondell (Filed as an Exhibit to the Company's Current Report on Form 8-K dated July
           25, 1997)*

10.21(b) First Amendment to Master Transaction Agreement between Lyondell and the Company (Filed as an Exhibit to the Company's Current Report on Form 8-K dated October 17, 1997)*

10.22      Amended and Restated Limited Partnership Agreement of Equistar
           Chemicals, LP dated as of November 6, 2002 (Filed as Exhibit 10.26 to the Company's Current Report on Form 8-K dated November 25, 2002 (the
           "November 26, 2002 Form 8-K"))*

10.23(a)   Asset Contribution Agreement (the "Millennium Asset Contribution
           Agreement") among Millennium Petrochemicals, Millennium
           Petrochemicals LP LLC and Equistar (Filed as an Exhibit to the
           Company's Current Report on Form 8-K dated December 10, 1997)*

10.23(b) First Amendment to the Millennium Asset Contribution Agreement dated as of May 15, 1998 (Filed as Exhibit 10.23(b) to the 1999 Form 10-K)*

10.23(c)   Second Amendment to the Asset Contribution Agreement among Millennium
           Chemicals Inc., Millennium Petrochemicals LP LLC, and Equistar
           Chemicals, LP (Filed as Exhibit 10.27(c) to the 2002 Form 10-K)*

10.24      Amended and Restated Parent Agreement among Lyondell, the Company and
           Equistar, dated as of November 6, 2002, (Filed as Exhibit 10.29 to the November 26, 2002 8-K)*

 Exhibit
 Number    Description
--------   -----------
21.1       Subsidiaries of the Company**

23.1       Consent of PricewaterhouseCoopers LLP**

23.2       Consent of PricewaterhouseCoopers LLP **

31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
           229.601(b)(32)(ii))

32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
           229.601(b)(32)(ii))

99.1       Information relevant to forward-looking statements**

In addition, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

----------
*    Incorporated by reference.

**   Filed herewith.

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)  Reports on Form 8-K

Current Reports on Form 8-K dated November 18, 2003, November 20, 2003, November 25, 2003, December 15 2003 and February 4, 2004 were filed or furnished during the quarter ended December 31, 2003 and through the date hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM CHEMICALS INC.


                                        By: /s/ ROBERT E. LEE
                                            -----------------------------------
                                              Robert E. Lee
                                              President and
                                              Chief Executive Officer

March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

          Signature                                 Title
          ---------                                 -----


      /s/ ROBERT E. LEE          President, Chief Executive Officer and Director
------------------------------   (principal executive officer)
       (Robert E. Lee)


   /s/ WORLEY H. CLARK, JR.      Chairman of the Board and Director
------------------------------
    (Worley H. Clark, Jr.)


    /s/ JOHN E. LUSHEFSKI        Executive Vice President and Chief Financial Officer
------------------------------   (principal financial and accounting officer)
     (John E. Lushefski)


        /s/ LORD BAKER           Director
------------------------------
  (The Rt. Hon. Lord Baker)


       /s/ MARY K. BUSH          Director
------------------------------
        (Mary K. Bush)


     /s/ IRVIN F. DIAMOND        Director
------------------------------
      (Irvin F. Diamond)


     /s/ LORD GLENARTHUR         Director
------------------------------
(The Rt. Hon. Lord Glenarthur)


     /s/ DAVID J.P. MEACHIN      Director
------------------------------
      (David J.P. Meachin)


    /s/ DANIEL S. VAN RIPER      Director
------------------------------
     (Daniel S. Van Riper)

                         REPORT OF INDEPENDENT AUDITORS

To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 8, 2004

                             EQUISTAR CHEMICALS, LP

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     For the year ended December 31,
                                                     -------------------------------
Millions of dollars                                      2003      2002     2001
-------------------                                     ------   -------   ------
Sales and other operating revenues:
   Trade                                                $4,920   $ 4,295   $4,583
   Related parties                                       1,625     1,242    1,326
                                                        ------   -------   ------
                                                         6,545     5,537    5,909
                                                        ------   -------   ------

Operating costs and expenses:
   Cost of sales                                         6,387     5,388    5,755
   Selling, general and administrative expenses            182       155      181
   Research and development expenses                        38        38       39
   Losses on asset dispositions                             27        --       --
   Amortization of goodwill                                 --        --       33
                                                        ------   -------   ------
                                                         6,634     5,581    6,008
                                                        ------   -------   ------

   Operating loss                                          (89)      (44)     (99)

Interest expense                                          (215)     (205)    (192)
Interest income                                              8         1        3
Other income (expense), net                                (43)        2        5
                                                        ------   -------   ------

Loss before cumulative effect of accounting change        (339)     (246)    (283)

Cumulative effect of accounting change                      --    (1,053)      --
                                                        ------   -------   ------

Net loss                                                $ (339)  $(1,299)  $ (283)
                                                        ======   =======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                               ---------------
Millions of dollars                             2003     2002
                                               ------   ------
ASSETS
Current assets:
   Cash and cash equivalents                   $  199   $   27
   Accounts receivable:
      Trade, net                                  471      490
      Related parties                             137      135
   Inventories                                    408      424
   Prepaid expenses and other current assets       46       50
                                               ------   ------
      Total current assets                      1,261    1,126

Property, plant and equipment, net              3,334    3,565
Investments                                        60       65
Other assets, net                                 373      296
                                               ------   ------

Total assets                                   $5,028   $5,052
                                               ======   ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable:
      Trade                                    $  462   $  421
      Related parties                              51       38
   Current maturities of long-term debt            --       32
   Accrued liabilities                            241      223
                                               ------   ------
      Total current liabilities                   754      714

Long-term debt                                  2,314    2,196
Other liabilities and deferred revenues           359      221
Commitments and contingencies
Partners' capital:
   Partners' accounts                           1,619    1,958
   Accumulated other comprehensive loss           (18)     (37)
                                               ------   ------
      Total partners' capital                   1,601    1,921
                                               ------   ------

Total liabilities and partners' capital        $5,028   $5,052
                                               ======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the year ended December 31,
                                                                  ------------------------------
Millions of dollars                                                    2003     2002     2001
-------------------                                                   -----   -------   -----
Cash flows from operating activities:
   Net loss                                                           $(339)  $(1,299)  $(283)
   Adjustments to reconcile net loss to cash provided by
    operating activities:
      Cumulative effect of accounting change                             --     1,053      --
      Depreciation and amortization                                     307       298     319
      Deferred maintenance turnaround expenditures                      (97)      (49)    (15)
      Debt prepayment premiums and charges                               30        --       3
      Net losses (gains)  on asset dispositions                          27        --      (3)
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                26       (54)    222
      Inventories                                                         4        24      61
      Accounts payable                                                   40        99    (129)
      Deferred revenues                                                 147        23      --
      Other assets and liabilities, net                                  19       (40)     55
                                                                      -----   -------   -----
         Cash provided by operating activities                          164        55     230
                                                                      -----   -------   -----

Cash flows from investing activities:
   Expenditures for property, plant and equipment                      (106)     (118)   (110)
   Proceeds from sales of assets                                         69        --      10
   Other                                                                 --        (6)     (7)
                                                                      -----   -------   -----
         Cash used in investing activities                              (37)     (124)   (107)
                                                                      -----   -------   -----

Cash flows from financing activities:
     Issuance of long-term debt                                         695        --     981
     Repayment of long-term debt                                       (642)     (104)    (91)
     Net repayment under lines of credit                                 --        --    (820)
     Other                                                               (8)       (2)     (9)
                                                                      -----   -------   -----
         Cash provided by (used in) financing activities                 45      (106)     61
                                                                      -----   -------   -----

Increase (decrease) in cash and cash equivalents                        172      (175)    184
Cash and cash equivalents at beginning of period                         27       202      18
                                                                      -----   -------   -----
Cash and cash equivalents at end of period                            $ 199   $    27   $ 202
                                                                      =====   =======   =====

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                  Accumulated
                                              Partners' Accounts                     Other
                                  --------------------------------------------   Comprehensive   Comprehensive
Millions of dollars               Lyondell   Millennium   Occidental    Total    Income (Loss)   Income (Loss)
-------------------               --------   ----------   ----------   -------   -------------   -------------
Balance at January 1, 2001         $  476      $1,517       $ 1,547    $ 3,540        $ --

   Net loss                          (115)        (84)          (84)      (283)         --         $  (283)
   Other comprehensive income -
     Minimum pension liability         --          --            --         --         (19)            (19)
     Other                             --          --            --         --          (1)             (1)
                                   ------      ------       -------    -------        ----         -------

   Comprehensive loss                                                                              $  (303)
                                                                                                   =======

Balance at December 31, 2001       $  361      $1,433       $ 1,463    $ 3,257        $(20)

   Net loss                          (569)       (383)         (347)    (1,299)         --         $(1,299)
   Lyondell purchase of
      Occidental interest           1,116          --        (1,116)        --          --
   Other comprehensive income -
      minimum pension liability        --          --            --         --         (17)            (17)
                                   ------      ------       -------    -------        ----         -------

   Comprehensive loss                                                                              $(1,316)
                                                                                                   =======

Balance at December 31, 2002       $  908      $1,050       $    --    $ 1,958        $(37)

   Net loss                          (239)       (100)           --       (339)         --         $  (339)
   Other comprehensive income -
      minimum pension liability        --          --            --         --          16              16
      Other                            --          --            --         --           3               3
                                   ------      ------       -------    -------        ----         -------

   Comprehensive loss                                                                              $  (320)
                                                                                                   =======

Balance at December 31, 2003       $  669      $  950       $    --    $ 1,619        $(18)
                                   ======      ======       =======    =======        ====

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation of the Partnership and Operations

Equistar Chemicals, LP ("Equistar" or "the Partnership"), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries ("Lyondell") and Millennium Chemicals Inc. and subsidiaries ("Millennium"). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries ("Occidental"). Until August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental's interest in Equistar and, as a result, Lyondell's ownership interest in Equistar increased to 70.5%.

Equistar owns and operates the petrochemicals and polymers businesses originally contributed by Lyondell, Millennium and Occidental. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

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

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Equistar's policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar's discretion. As a result, none of Equistar's cash is restricted.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method, except for materials and supplies, which are valued using the average cost method.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

                             EQUISTAR CHEMICALS, LP

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

Investments--Equistar's investments primarily consist of a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas ("PD Glycol"). The investment in PD Glycol is accounted for using the equity method of accounting.

Turnaround Maintenance and Repair Costs--Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Equistar's manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 5 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets--Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs, licensed technology and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

Environmental Remediation Costs--Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Estimated expenditures have not been discounted to present value.

Income Taxes--The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting and Reporting Changes--Effective January 1, 2003, Equistar implemented Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Equistar incurred a loss of $3 million on the early extinguishment of debt in the year ended December 31, 2001.

                             EQUISTAR CHEMICALS, LP

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Equistar to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Equistar increased its pension disclosure to comply with SFAS No. 132 (Revised 2003). See Note 12.

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. Equistar elected to make the one-time deferral and is currently evaluating the effect of the FSP FAS 106-1.

Effective January 1, 2003, Equistar adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Equistar's adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FIN 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Equistar's application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar's indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar's results of operations for all periods presented as adjusted to eliminate goodwill amortization.

                                            For the year ended December 31,
                                            -------------------------------
Millions of dollars                           2003        2002        2001
-------------------                         --------   ----------   -------
Reported income (loss) before
   cumulative effect of accounting change    $(339)      $  (246)    $(283)
Add back: goodwill amortization                 --            --        33
                                             -----       -------     -----
Adjusted income (loss) before
   cumulative effect of accounting change    $(339)      $  (246)    $(250)
                                             =====       =======     =====

Reported net income (loss)                   $(339)      $(1,299)    $(283)
Add back: goodwill amortization                 --            --        33
                                             -----       -------     -----
Adjusted net income (loss)                   $(339)      $(1,299)    $(250)
                                             =====       =======     =====

                             EQUISTAR CHEMICALS, LP

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

3.   Related Party Transactions

As a result of Lyondell's August 2002 purchase of Occidental's interest in Equistar (see Note 1), Occidental has two representatives on Lyondell's board of directors and, as of December 31, 2003, Occidental owned approximately 22% of Lyondell. In view of Occidental's representation on Lyondell's Board of Directors and its ownership position with Lyondell, which owns 70.5% of Equistar, Occidental's transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar's Consolidated Statements of Income and Consolidated Balance Sheets.

Product Transactions with Lyondell--Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses MTBE technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Lyondell also purchases natural gas used in its methanol facility from Equistar.

Through December 31, 2003, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provides operating and other services for Lyondell, including the lease to Lyondell by Equistar of the real property on which the methanol plant is located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000. It continues thereafter for one-year periods unless either party serves notice twelve months in advance. The contract will continue, at a minimum, through December 31, 2005.

Also, under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants. This contract expired December 31, 2000 and renews annually. Equistar has provided notice to Millennium to terminate the vinyl acetate monomer agreement, effective December 31, 2004.

Product Transactions with Occidental--In connection with the contribution of Occidental assets to Equistar, Equistar and Occidental entered into a long-term agreement for Equistar to supply substantially all of the ethylene requirements for Occidental's U.S. manufacturing plants at market-related prices. The ethylene is exclusively for internal use in production at these plants, less a specified quantity per year tolled in accordance with the provisions of the agreement. Either party has the option to "phase down" volumes over time. However, a "phase down" cannot begin until January 1, 2009 and the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental. Equistar also purchases various other products from Occidental at market-related prices.

Product Transactions with Oxy Vinyls, LP--During 2003, Equistar sold ethylene to Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture partnership between Occidental and an unaffiliated party, for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement that expired December 31, 2003.

                             EQUISTAR CHEMICALS, LP

Transactions with LYONDELL-CITGO Refining LP--Equistar has product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell. Certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Shared Services Agreement with Lyondell--Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for Equistar's share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium--Equistar and Millennium have agreements under which Equistar provides utilities and fuel streams to Millennium. In addition, Millennium provides Equistar with certain operational services, including utilities, as well as barge dock access and related services.

Lease Agreements with Occidental--Equistar subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental - see "Leased Facility" section of Note 13.

Related party transactions are summarized as follows:

                                                       For the year ended December 31,
                                                       -------------------------------
Millions of dollars                                      2003       2002        2001
-------------------                                    --------   --------   ---------
Equistar billed related parties for:
   Sales of products and processing services:
      Lyondell                                           $610       $459        $405
      Occidental                                          448        358         441
      LCR                                                 467        340         377
      Millennium                                           46         43          55
      Oxy Vinyls                                           55         42          48

   Shared services and shared site agreements:
      LCR                                                   3          4           3
      Lyondell                                             18         16          18
      Millennium                                            8          9          17

   Natural gas purchased for Lyondell                      98         76          86

Related parties billed Equistar for:
   Purchases of products:
      LCR                                                $227       $218        $203
      Millennium                                           10         10          15
      Lyondell                                              5          1           4
      Occidental                                            1          1           1

   Shared services, transition and lease agreements:
      Lyondell                                            154        134         135
      Millennium                                           15         16          19
      Occidental                                            7          7           6
      LCR                                                  --          1           2

                             EQUISTAR CHEMICALS, LP

4.   Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $12 million and $16 million at December 31, 2003 and 2002, respectively.

In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace Equistar's previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

At December 31, 2003 and 2002, the balance of Equistar's accounts receivable sold under the facilities was $102 million and $81 million, respectively. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating activities in the Consolidated Statements of Cash Flows. Fees related to the sales are included in "Other income (expense), net" in the Consolidated Statements of Income. The new accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the new inventory-based revolving credit facility, which is secured by a pledge of accounts receivable. See
Note 9. The new facility does not contain ratings triggers.

5.   Inventories

Inventories consisted of the following components at December 31:

Millions of dollars      2003   2002
-------------------      ----   ----
Finished goods           $223   $233
Work-in-process            12     12
Raw materials              83     85
Materials and supplies     90     94
                         ----   ----
   Total inventories     $408   $424
                         ====   ====

The excess of the current cost of inventories over book value was approximately $101 million at December 31, 2003. In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility. See Note 9.

                             EQUISTAR CHEMICALS, LP

6.   Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars                        2003      2002
-------------------                      -------   -------
Land                                     $    76   $    80
Manufacturing facilities and equipment     6,015     6,037
Construction in progress                      63        60
                                         -------   -------
   Total property, plant and equipment     6,154     6,177
Less accumulated depreciation             (2,820)   (2,612)
                                         -------   -------
   Property, plant and equipment, net    $ 3,334   $ 3,565
                                         =======   =======

During 2003, Equistar refocused certain polymer research and development ("R&D") programs, resulting in a charge of $11 million to write off the net book value of certain R&D facilities at Equistar's Morris, Illinois plant that was shutdown at the end of 2003. Also in 2003, Equistar sold a polypropylene production facility in Pasadena, Texas for a loss of $12 million. The effects of these transactions were included in "Losses on asset dispositions" in the Consolidated Statements of Income.

Equistar did not capitalize any interest during 2003, 2002 and 2001 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

                                     2003                         2002
                          --------------------------   --------------------------
                                  Accumulated                  Accumulated
Millions of dollars       Cost   Amortization    Net   Cost   Amortization    Net
-------------------       ----   ------------   ----   ----   ------------   ----
Intangible assets:
   Turnaround costs       $249       $ (77)     $172   $193       $ (94)     $ 99
   Software costs          153         (85)       68    150         (66)       84
   Debt issuance costs      45         (11)       34     43         (13)       30
   Catalyst costs           34         (20)       14     23         (11)       12
   Other                    70         (16)       54     58         (17)       41
                          ----       -----      ----   ----       -----      ----
Total intangible assets   $551       $(209)      342   $467       $(201)      266
                          ====       =====             ====       =====
Pension asset                                     18                           21
Other                                             13                            9
                                                ----                         ----
Total other assets                              $373                         $296
                                                ====                         ====

Scheduled amortization of these intangible assets for the next five years is estimated to be $58 million in 2004, $53 million in 2005, $49 million in 2006, $39 million in 2007 and $29 million in 2008.

                             EQUISTAR CHEMICALS, LP

Depreciation and amortization expense is summarized as follows:

                                                              For the year ended
                                                                 December 31,
                                                              ------------------
Millions of dollars                                           2003   2002   2001
-------------------                                           ----   ----   ----
Property, plant and equipment                                 $246   $242   $237
Goodwill                                                        --     --     33
Turnaround costs                                                30     24     20
Software costs                                                  16     15     12
Other                                                           15     17     17
                                                              ----   ----   ----
  Total depreciation and amortization                         $307   $298   $319
                                                              ====   ====   ====

In addition, amortization of debt issuance costs of $7 million, $7 million and $2 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Consolidated Statements of Income.

7.   Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars                                                  2003   2002
-------------------                                                  ----   ----
Taxes other than income                                              $ 74   $ 65
Interest                                                               64     65
Contractual obligations                                                30     34
Payroll and benefits                                                   27     42
Deferred revenues                                                      14     --
Other                                                                  32     17
                                                                     ----   ----
   Total accrued liabilities                                         $241   $223
                                                                     ====   ====

8.   Deferred Revenues

In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, which is expected to be over 9 years.

Trade sales and other operating revenues included $12 million in 2003 and $2 million in 2002 representing deferred revenue earned in those periods.

                             EQUISTAR CHEMICALS, LP

9.   Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars                                             2003      2002
-------------------                                            ------   -------
Bank credit facility:
   Inventory-based revolving credit facility                   $   --   $   --
   Revolving credit facility                                       --       --
   Term loan due 2007                                              --      296
Other debt obligations:
   Medium-term notes due 2003-2005                                  1       30
   Senior Notes due 2004, 8.50%                                    --      300
   Notes due 2006, 6.50%                                          150      150
   Senior Notes due 2008, 10.125%                                 700      700
   Senior Notes due 2009, 8.75%                                   600      600
   Senior Notes due 2011, 10.625%                                 700       --
   Debentures due 2026, 7.55%                                     150      150
   Other                                                            3        3
   Unamortized premium (discount), net                             10       (1)
                                                               ------   ------
      Total                                                     2,314    2,228
Less current maturities                                            --       32
                                                               ------   ------
      Total long-term debt                                     $2,314   $2,196
                                                               ======   ======

The term loan due 2007, which was paid in full in 2003, had a weighted-average interest rate of 4.80%, 5.25% and 6.26% during 2003, 2002 and 2001, respectively. The medium-term notes had a weighted-average interest rate of 9.51% at December 31, 2003 and 9.75% at December 31, 2002 and 2001.

The 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell is a guarantor of the 6.5% notes and the 7.55% debentures. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2003.

Aggregate maturities of long-term debt during the next five years are $1 million in 2005; $150 million in 2006; $700 million in 2008 and $1.5 billion thereafter. There are no scheduled maturities of long-term debt in 2004 and 2007.

In December 2003, Equistar entered into a new $250 million, four-year, inventory-based revolving credit facility which replaced Equistar's previous $354 million revolving credit facility. The total amount available at December 31, 2003 under both the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility (see Note
4) was approximately $430 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $102 million sold under the accounts receivable facility and $18 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2003, the interest rate under the new inventory-based revolving credit facility was LIBOR plus 2.5%. The new revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the new revolving credit facility at December 31, 2003.

                             EQUISTAR CHEMICALS, LP

In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar's previous credit facility and to repay borrowing under Equistar's previous $354 million revolving credit facility. In September 2003, $29 million of Equistar's medium term notes matured and were repaid using funds borrowed under Equistar's revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar's credit facility and prepayment premiums of approximately $17 million.

In March 2003 and 2002, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

During October 2002, Equistar entered into an agreement to sell certain accounts receivable and received cash proceeds of $100 million. See Note 4. Equistar used the $100 million proceeds to reduce borrowing under the previous $354 million revolving credit facility and for general corporate purposes.

The new $250 million revolving credit facility and the indentures governing Equistar's senior unsecured notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The new credit facility does not require Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable, and would permit the lenders under Equistar's credit facility to terminate future lending commitments. Equistar was in compliance with all such covenants as of December 31, 2003.

10.  Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar's business.

At December 31, 2003, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

                                                                         Minimum
                                                                         Lease
Millions of dollars                                                     Payments
-------------------                                                     --------
2004                                                                      $ 76
2005                                                                        60
2006                                                                        51
2007                                                                        43
2008                                                                        41
Thereafter                                                                 314
                                                                          ----
   Total minimum lease payments                                           $585
                                                                          ====

Operating lease net rental expense was $106 million, $125 million and $110 million for the years ending December 31, 2003, 2002 and 2001, respectively. Net rental expense in 2002 included $21 million of amortization of lease prepayments related to certain railcar leases that were terminated as of December 31, 2003.

                             EQUISTAR CHEMICALS, LP

11.  Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2,459 million and $2,031 million at December 31, 2003 and 2002, respectively.

Equistar is exposed to credit risk with respect to accounts receivable. Equistar performs ongoing credit evaluations of its customers and, in certain circumstances, requires letters of credit from the customers. See Note 4.

12.  Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental and Millennium.

Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002. The measurement date for Equistar's pension and other postretirement benefit plans is December 31, 2003.

                             EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                  Other
                                                  Pension     Postretirement
                                                  Benefits       Benefits
                                                ----------------------------
Millions of dollars                             2003   2002    2003    2002
-------------------                             ----   ----   -----   ------
Change in benefit obligation:
   Benefit obligation, January 1                $170   $147   $ 108   $ 112
   Service cost                                   17     16       3       2
   Interest cost                                  10     11       7       7
   Plan amendments                                --     (2)     --     (13)
   Actuarial loss (gain)                           1      8       5       2
   Benefits paid                                  (8)   (10)     (4)     (2)
                                                ----   ----   -----   -----
   Benefit obligation, December 31               190    170     119     108
                                                ----   ----   -----   -----
Change in plan assets:
   Fair value of plan assets, January 1          102    107
   Actual return on plan assets                   23    (13)
   Partnership contributions                      15     18
   Benefits paid                                  (8)   (10)
                                                ----   ----
   Fair value of plan assets, December 31        132    102
                                                ----   ----

   Funded status                                 (58)   (68)   (119)   (108)
   Unrecognized actuarial and investment loss     56     76      12       7
   Unrecognized prior service cost                (2)    (2)     12      14
                                                ----   ----   -----   -----
   Net amount recognized                        $ (4)  $  6   $ (95)  $ (87)
                                                ====   ====   =====   =====
Amounts recognized in the
   Consolidated Balance Sheet consist of:
   Prepaid benefit cost                         $ 18   $ 21   $  --   $  --
   Accrued benefit liability                     (42)   (51)    (95)    (87)
   Accumulated other comprehensive income         20     36      --      --
                                                ----   ----   -----   -----
   Net amount recognized                        $ (4)  $  6   $ (95)  $ (87)
                                                ====   ====   =====   =====
Additional Information:
Accumulated benefit obligation
   for defined benefit plans, December 31       $158   $142
Increase (decrease) in minimum liability
   included in other comprehensive loss          (16)    17

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars                                                  2003   2002
-------------------                                                  ----   ----
Projected benefit obligation                                         $171   $150
Accumulated benefit obligations                                       139    123
Fair value of assets                                                  109     81

                             EQUISTAR CHEMICALS, LP

Net periodic pension and other postretirement benefit costs included the following components:

                                                            Other Postretirement
                                        Pension Benefits          Benefits
                                       ------------------   --------------------
Millions of dollars                    2003   2002   2001    2003   2002   2001
-------------------                    ----   ----   ----    ----   ----   ----
Components of net periodic
 benefit cost:
   Service cost                        $ 17   $ 16   $ 16     $ 3    $ 2    $ 2
   Interest cost                         10     11     10       7      7      6

   Actual (gain) loss on plan assets    (23)    13      6      --     --     --
   Less-unrecognized gain (loss)         15    (24)   (17)     --     --     --
                                       ----   ----   ----     ---    ---    ---
   Recognized gain on plan assets        (8)   (11)   (11)     --     --     --

   Amortization of actuarial and
      investment loss                     7      4      2      --     --     --
   Prior service cost                    --     --     --       2      2     --
   Net effect of curtailments,
      settlements and special
      termination benefits               --     --      3      --     --      2
                                       ----   ----   ----     ---    ---    ---
   Net periodic benefit cost           $ 26   $ 20   $ 20     $12    $11    $10
                                       ====   ====   ====     ===    ===    ===

The assumptions used in determining the net benefit liability were as follows at December 31:

                                                        Other Postretirement
                                     Pension Benefits         Benefits
                                     ----------------   --------------------
                                        2003   2002          2003   2002
                                        ----   ----          ----   ----
Weighted-average assumptions as of
 December 31:
   Discount rate                        6.25%  6.50%         6.25%  6.50%
   Rate of compensation increase        4.50%  4.50%

The assumptions used in determining net benefit cost were as follows at December 31:

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                    ------------------   --------------------
                                    2003   2002   2001    2003   2002   2001
                                    ----   ----   ----    ----   ----   ----
Weighted-average assumptions
 for the year:
   Discount rate                    6.50%  7.00%  7.50%   6.50%  7.00%  7.50%
   Expected return on plan assets   8.00%  9.50%  9.50%
   Rate of compensation increase    4.50%  4.50%  4.50%

Management's goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by its independent pension investment advisor. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions. Prior to 2003, Equistar's expected long-term rate of return on plan assets of 9.5% had been based on the

                             EQUISTAR CHEMICALS, LP
average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Equistar's actual return on plan assets was a gain averaging 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

Equistar's pension plan weighted-average asset allocations by asset category were as follows at December 31:

                                                       2003 Policy   2003   2002
                                                       -----------   ----   ----
Asset Category:
U.S. equity securities                                      55%        53%    48%
Non-U.S. equity securities                                  15%        18%    20%
Fixed income securities                                     30%        29%    32%
                                                           ---        ---    ---
   Total                                                   100%       100%   100%
                                                           ===        ===    ===

Equistar expects to contribute approximately $17 million to its pension plan in 2004.

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

                                                              Pension     Other
Millions of dollars                                          Benefits   Benefits
-------------------                                          --------   --------
2004                                                            $10        $ 6
2005                                                             12          7
2006                                                             13          7
2007                                                             14          8
2008                                                             15          8
2009 through 2013                                                92         47

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10.0% for 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar's maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2003 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million, $13 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Commitments and Contingencies

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for Equistar's businesses and at prevailing market prices. See also Note 3, describing related party commitments.

                             EQUISTAR CHEMICALS, LP

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2003, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
-------------------
 2004                                                                     $  230
 2005                                                                        231
 2006                                                                        227
 2007                                                                        218
 2008                                                                        199
 Thereafter through 2023                                                   2,416
                                                                          ------
   Total minimum contract payments                                        $3,521
                                                                          ======

Equistar's total purchases under these agreements were $244 million and $230 million for the years ended December 31, 2003 and 2002, respectively.

Leased Facility--Equistar's Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $152 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party's option.

Indemnification Arrangements--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through December 31, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell's August 2002 acquisition of Occidental's interest in Equistar.

Environmental Remediation--Equistar's accrued liability for environmental matters as of December 31, 2003 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the U.S. Environmental Protection Agency ("EPA"). As a result, in December 2000, the Texas Commission on Environmental Quality ("TCEQ") submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar's six plants located in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Of these amounts, Equistar's spending through December 31, 2003 totaled $69 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar is still assessing the impact of the new HRVOC control

                             EQUISTAR CHEMICALS, LP
requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

General--Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

14. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

                                                 For the year ended December 31,
                                                 -------------------------------
Millions of dollars                                     2003   2002   2001
-------------------                                     ----   ----   ----
Cash paid for interest                                  $208   $200   $171
                                                        ====   ====   ====

15. Segment Information and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers (see
Note 1). The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2). No customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2003.

                             EQUISTAR CHEMICALS, LP

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars                     Petrochemicals   Polymers   Unallocated   Eliminations   Consolidated
-------------------                     --------------   --------   -----------   ------------   ------------
For the year ended December 31, 2003:
Sales and other operating revenues:
   Customers                                $4,522        $2,023       $   --       $   --          $6,545
   Intersegment                              1,514            --           --        (1,514)            --
                                            ------        ------       ------       -------         -------
                                             6,036         2,023           --        (1,514)         6,545

Operating income (loss)                        124           (78)        (135)           --            (89)
Total assets                                 3,388         1,283          357            --          5,028
Capital expenditures                            74            32           --            --            106
Depreciation and
   amortization expense                        228            57           22            --            307

For the year ended December 31, 2002:
Sales and other operating revenues:
   Customers                                $3,669        $1,868       $   --       $    --         $5,537
   Intersegment                              1,288            --           --        (1,288)            --
                                            ------        ------       ------       -------         ------
                                             4,957         1,868           --        (1,288)         5,537

Operating income (loss)                        146           (74)        (116)           --            (44)
Total assets                                 3,410         1,438          204            --          5,052
Capital expenditures                            58            59            1            --            118
Depreciation and
   amortization expense                        217            58           23            --            298

For the year ended December 31, 2001:
Sales and other operating revenues:
   Customers                                $3,929        $1,980       $   --       $    --          $5,909
   Intersegment                              1,455            --           --        (1,455)             --
                                            ------        ------       ------       -------          ------
                                             5,384         1,980           --        (1,455)          5,909

Operating income (loss)                        275          (186)        (188)           --             (99)
Total assets                                 3,474         1,400        1,464            --           6,338
Capital expenditures                            84            24            2            --             110
Depreciation and
   amortization expense                        204            58           57            --             319

The following table presents the details of "Operating income (loss)" as presented above in the "Unallocated" column for the years ended December 31, 2003, 2002 and 2001.

Millions of dollars                                    2003    2002    2001
-------------------                                   -----   -----   -----
Items not allocated to petrochemicals and polymers:
   Principally general and administrative expenses    $(135)  $(116)  $(166)
   Other                                                 --     --      (22)
                                                      -----   -----   -----
      Operating income (loss)                         $(135)  $(116)  $(188)
                                                      =====   =====   =====

                             EQUISTAR CHEMICALS, LP

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

Millions of dollars                              2003   2002    2001
-------------------                              ----   ----   ------
Cash and cash equivalents                        $199   $ 27   $  202
Accounts receivable--trade and related parties      2     --       17
Prepaid expenses and other current assets          17     22       20
Property, plant and equipment, net                 13     18       23
Goodwill, net                                      --     --    1,053
Other assets, net                                 126    137      149
                                                 ----   ----   ------
   Total assets                                  $357   $204   $1,464
                                                 ====   ====   ======

SCHEDULE II

                            MILLENNIUM CHEMICALS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended 2001, 2002 and 2003
                               Dollars in millions

                                                                   Additions
                                                            -----------------------
                                                Balance     Charged to   Charged to                Balance at
                                             at Beginning    Costs and     Other                     End of
                                                of Year      Expenses    Accounts     Deductions      Year
                                             ------------   ----------   ----------   ----------   ----------
Year ended December 31, 2001
 Deducted from asset accounts:
   Allowance for doubtful accounts........        $ 4           $ 4        $--          $ (1)(a)       $ 7
   Valuation allowance for deferred tax
      assets..............................         79            --          8(b)        (61)(c)        26
Year ended December 31, 2002
 Deducted from asset accounts:
   Allowance for doubtful accounts........          7            --         --            --             7
   Valuation allowance for deferred tax
      assets..............................         26            --         15(d)         (6)(c)        35
Year ended December 31, 2003
 Deducted from asset accounts:
   Allowance for doubtful accounts........          7             1          1            --             9
   Valuation allowance for deferred tax
      assets..............................         35            --         62(e)         --            97

----------
(a)  Uncollected accounts written off, net of recoveries.

(b) Valuation allowance related to the Company's state net operating loss carryforwards.

(c)  Portion of underlying capital loss carryover expired.

(d) Valuation allowance of $10 million related to the net deferred tax assets of the Company's French subsidiaries and $5 million related to the Company's state net operating loss carryforwards.

(e) Valuation allowance increases and foreign currency translation impact totaling $59 million related to the deferred tax assets of the Company's French subsidiaries and valuation allowance increases of $3 million related to the Company's state net operating loss carryforwards.

                                  Exhibit Index

Exhibit
 Number                         Description of Document
-------                         -----------------------
10.7(e)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. Long Term Stock Incentive Plan'D'

10.9(b)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Grandfathered Supplemental Executive Retirement Plan'D'

10.10(b)   Amendment dated as of November, 2002, to the Millennium
           Petrochemicals Grandfathered Supplemental Executive Retirement Plan'D'

10.11(b)   Amendment dated as of November, 2002, to the Millennium Inorganic
           Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan'D'

10.12(b)   Amendment dated as of November, 2002, to the Millennium Specialty
           Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan'D'

10.15      Millennium Chemicals Inc. 2003 Long Term Incentive Plan'D'

10.16      Millennium Chemicals Inc. 2004 Long Term Incentive Plan'D'

10.17      Millennium Chemicals Inc. 2003 Executive Long Term Incentive Plan'D'

10.18      Millennium Chemicals Inc. 2004 Executive Long Term Incentive Plan'D'

10.20(d)   Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. 2001 Omnibus Incentive Compensation Plan'D'

10.20(e)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for Non-Employee Directors'D'

10.20(f)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Performance Unit Award Agreement for International Officers and
           Key Employees'D'

10.20(g)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for International Officers and
           Key Employees'D'

10.20(h)   Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
           Plan Restricted Stock Award Agreement for Officers and Key Employees'D'

21.1       Subsidiaries of the Company

23.1       Consent of PricewaterhouseCoopers LLP

23.2       Consent of PricewaterhouseCoopers LLP

31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principle Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

32.2 Certificate of Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

99.1       Information relevant to forward-looking statements

----------
'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).


                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................  'r'
The section symbol shall be expressed as................................... 'SS'
The dagger symbol shall be expressed as....................................  'D'
Characters normally expressed as subscript shall be preceded by............  [u]