Form 10-K/A
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2004-04-27
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                (Amendment No.1)

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

Documents Incorporated by Reference

None.

                                EXPLANATORY NOTE

     Millennium Chemicals Inc. ("Millennium Chemicals") hereby amends and restates in its entirety its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Annual Report") that was filed with the Securities and Exchange Commission on March 12, 2004, in order to (i) add a recent developments section in Item 1, Part I of this amendment to describe the proposed stock-for-stock business combination of Millennium Chemicals and Lyondell Chemical Company; (ii) include the information required under Part III, Items 10-14 of the Annual Report, as Millennium Chemicals' annual meeting scheduled for May 21, 2004 will not be held due to the announcement of the proposed business combination with Lyondell Chemical Company (see "Recent Developments" in Item I of this 10-K/A); (iii) amend a typographical error describing the low trading price per share of Millennium Chemicals' Common Stock for the third quarter of 2003 in Part II, Item 5 of the Annual Report; and (iv) re-file exhibits 10.7(e), 10.9(b), 10.10(b), 10.11(b), 10.12(b), and 10.20(d) to the Exhibit
Index of the Annual Report to correct filing errors with respect to those exhibits. Except as otherwise noted above, no changes or modifications have been made to any section of the Annual Report.

     Please note that the information contained in this Form 10-K/A, including financial statements and notes thereto, does not reflect events occurring subsequent to the original filing date of the original Annual Report, including the proposed transaction between Millennium Chemicals and Lyondell Chemical Company (see the "Recent Developments" section to this Annual Report). Millennium Chemicals therefore recommends that this amendment be read in conjunction with any report filed subsequent to the original filing date of the Annual Report. The filing of this Form 10-K/A shall not be deemed an admission that the original Annual Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

1.     Business..........................................................      5
2.     Properties........................................................     24
3.     Legal Proceedings.................................................     25
4.     Submission of Matters to a Vote of Security Holders...............     27

                                     PART II

5.     Market for the Registrant's Common Equity and Related Shareholder
          Matters........................................................     28
6.     Selected Financial Data...........................................     28
7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     30
7A.    Quantitative and Qualitative Disclosures about Market Risk........     56
8.     Financial Statements and Supplementary Data.......................     57
9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    102
9A.    Controls and Procedures...........................................    102

                                    PART III

10.    Directors and Executive Officers of the Registrant................    103
11.    Executive Compensation............................................    105
12.    Security Ownership of Certain Beneficial Owners and Management....    112
13.    Certain Relationships and Related Transactions....................    115
14.    Principal Accountant Fees and Services............................    115

                                     PART IV

15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K....    117
       Signatures........................................................    122

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

                                     PART I

Item 1. Business

Recent Developments

     The Company and Lyondell (as defined herein) announced on March 29, 2004 that their respective Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to each of the companies and their respective shareholders. This transaction will create North America's third-argest independent, publicly traded chemical producer.

     The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before the close of the transaction. The Company's shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 or greater, and 1.05 shares of Lyondell stock if it is $16.50 or less. Between the two prices, the exchange ratio varies proportionately.

     The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares.

     The transaction is subject to customary conditions, including approval by both companies' shareholders and receipt of required regulatory approvals and amendments to each of Lyondell's and the Company's credit agreements. The transaction is expected to close in the third quarter of 2004.

     The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's common stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell's current president and chief executive officer, and Dr. William T. Butler, Lyondell's Chairman of the Board of Directors, will each continue in their respective roles. Upon the closing of the transaction, two independent members of the Company's current Board will join the Lyondell Board. The Company's convertible debentures will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

     Citigroup Global Markets Inc. acted as financial advisor and provided a fairness opinion to Lyondell. J.P. Morgan Securities Inc. acted as principal financial advisor to the Company. J.P. Morgan Securities Inc. and UBS Investment Bank have each provided a fairness opinion to the Company's Board of Directors.

     For additional information relating to the proposed transaction, including risk factors, please refer to the Joint Proxy (as defined below).

     Lyondell and the Company filed a joint proxy statement/prospectus with the Securities and Exchange Commission in connection with the proposed transaction on April 26, 2004. Investors and security holders are urged to read that document because it will contain important information. Investors and security holders may obtain a free copy of that document and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at its web site at www.sec.gov. The joint proxy statement/prospectus and the other documents filed by Lyondell may also be obtained free from Lyondell by calling Lyondell's Investor Relations department at (713) 309-4590 and may be obtained free from the Company by calling the Company's Investor Relations department at
(410) 229-8113.

     The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell's executive officers and directors is available in its proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004, and information regarding the Company's directors and executive officers is available in this Form 10-K/A. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission.

Company Overview

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

                               Principal Products

     The following is a description of the principal products of each of the Company's three business segments:

               Product                                  Uses
               -------                                  ----
Titanium Dioxide and Related Products:

   Titanium dioxide ("TiO[u]2")..........   A white pigment used to provide
                                            whiteness, brightness, opacity and
                                            durability in paint and coatings,
                                            plastics, paper and elastomers.

   Titanium tetrachloride ("TiCl[u]4")...   The intermediate product used in
                                            making TiO[u]2. TiCl[u]4 is also
                                            used for: the manufacture of
                                            titanium metal, which is used to
                                            make a wide variety of products
                                            including eyeglass frames, aerospace
                                            parts and golf clubs; the
                                            manufacture of catalysts and
                                            specialty pigments; and as a surface
                                            treatment for glass.

               Product                                  Uses
               -------                                  ----

   Zirconium-based compounds and
      chemicals..........................   Chemicals used in coloring for
                                            ceramics, in pigment surface
                                            treatment, solid oxide fuel cells
                                            and to enhance optics.

   Ultra-fine TiO[u]2....................   Nanoparticle and ultra-fine products
                                            used in optical, electronic,
                                            catalyst and ultra-violet absorption
                                            applications.

   Silica gel............................   Inorganic product used to reduce
                                            gloss and control flow in coatings.
                                            Also used to stabilize beer and
                                            extend the shelf life of plastic
                                            films, powdered food products and
                                            pharmaceuticals.

   Cadmium-based pigments................   Inorganic colors used in engineered
                                            plastics, artists' colors, ceramics,
                                            inks, automotive refinish coatings,
                                            coil and extrusion coatings,
                                            aerospace coatings and specialty
                                            industrial finishes.

   Zircon Sand ("Zircon")................   A coarse fine white mineral powder
                                            used in refractory material, ceramic
                                            material and foundry sand.

Acetyls:

   Vinyl acetate monomer.................   A petrochemical product used to
                                            produce a variety of polymers
                                            products used in adhesives,
                                            water-based paint, textile coatings
                                            and paper coatings.

   Acetic acid...........................   A feedstock used to produce vinyl
                                            acetate monomer, terephthalic acid
                                            (used to produce polyester for
                                            textiles and plastic bottles),
                                            industrial solvents, and a variety
                                            of other chemicals.

   Methanol..............................   A feedstock used to produce acetic
                                            acid; methyl tertiary butyl ether
                                            ("MTBE"), a gasoline additive;
                                            formaldehyde; and several other
                                            products. The Company is a producer
                                            of methanol through its 85% interest
                                            in La Porte Methanol Company.

Specialty Chemicals:

   Terpene fragrance chemicals...........   Individual components that are
                                            blended to make fragrances used in
                                            detergents, soaps, perfumes,
                                            personal-care items and household
                                            goods.

   Flavor chemicals......................   Individual components that are
                                            blended to impart or enhance flavors
                                            used in toothpaste, chewing gum and
                                            other consumer products.

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

                   Millennium Chemicals' TiO[u]2 Rated Capacity
                             (metric tons per annum)

                                                                Percentage
     Process                                         Capacity   of Capacity
     -------                                         --------   -----------
     Chloride.....................................    515,000        77%
     Sulfate......................................    155,000        23%
                                                      -------       ---
        Total.....................................    670,000       100%

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

                                     Acetyls

     The following table sets forth information concerning the Company's annual production capacity, as of the date of this report, for its principal Acetyls products:

                  Millennium Chemicals' Acetyls Rated Capacity
                         (millions of pounds per annum)

Product                                               Capacity
-------                                               --------
Vinyl Acetate Monomer ("VAM").........................    850
Acetic Acid...........................................  1,200

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

     The following table outlines Equistar's primary petrochemical products and the annual processing capacity for each product, as of January 1, 2004:

Product                                  Annual Capacity
-------                                  ---------------
Olefins:
   Ethylene...........................   11.6 billion pounds (a)
   Propylene..........................   5.0 billion pounds (a)(b)
   Butadiene..........................   1.2 billion pounds
Oxygenated Products:
   Ethylene oxide.....................   1.1 billion pounds ethylene oxide
                                         equivalents, 400 million pounds as pure
                                         ethylene oxide (c)
   Ethylene glycol....................   1.0 billion pounds (c)
   Ethylene oxide derivatives.........   225 million pounds
   MTBE...............................   284 million gallons (d)
   Ethanol............................   50 million gallons
Aromatics:
   Benzene............................   310 million gallons
   Toluene............................   66 million gallons
Specialty Products:
   Dicyclopentadiene..................   130 million pounds

   Isoprene...........................   145 million pounds
   Resin oil..........................   150 million pounds
   Piperylenes........................   100 million pounds
   Alkylate...........................   337 million gallons (e)
   Diethyl ether......................   5 million gallons

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

                                    Employees

     At December 31, 2003, the Company had approximately 3,600 full- and part-time employees. Approximately 3,000 of the Company's employees were engaged in manufacturing; 400 were engaged in sales, distribution and technology; and 200 were engaged in administrative, executive and support functions. Approximately one-fourth of the Company's United States employees are represented by various labor unions, and a significant percentage of the Company's European and Brazilian employees are represented by various worker associations. Of the Company's ten collective bargaining agreements or other required labor negotiations, five must be renegotiated on an annual basis, two were renegotiated in 2003 and three must be renegotiated in 2004. All required annual renegotiations relate to units outside the United States. The Company believes that the relations between its operating subsidiaries and their respective employees, unions and worker associations are generally good.

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

                            Senior Executive Officers

     The following individuals serve as senior executive officers of the
Company:

         Name                                   Position
         ----                                   --------
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

C. William Carmean...   Senior Vice President, General Counsel and Secretary

Timothy E. Dowdle....   Senior Vice President - Manufacturing, Supply Chain and
                           Research and Development

Marie S. Dreher......   Senior Vice President - Strategic and Corporate
                           Development

Myra J. Perkinson....   Senior Vice President - Human Resources

     Mr. Lee, 47, has served as the President and Chief Executive Officer of the Company since July 2003. He was the Executive Vice President - Growth and Development of the Company from March 2001 to July 2003. He was President and Chief Executive Officer of Millennium Inorganic Chemicals Inc. from June 1997 to March 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

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

     Ms. Perkinson, 52, has served as Senior Vice President - Human Resources of the Company since August 2002. Prior to re-joining the Company, she was Vice President, People, Olefins & Polyolefins for NOVA Chemicals starting in April 2000. From 1997 to 1999, she was Vice President, Human Resources for Equistar. Prior thereto, she was Vice President, Human Resources, for Millennium Petrochemicals. Ms. Perkinson joined Millennium Petrochemicals Inc. in 1973.

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

                 Location                                 Products
                 --------                                 --------
Titanium Dioxide and Related Products

   Ashtabula, Ohio*.......................   TiO[u]2 and TiCl[u]4

   Baltimore, Maryland (Hawkins Point)*...   TiO[u]2

   Baltimore, Maryland (St. Helena).......   Cadmium-based pigments and silica gel

   Kemerton, Western Australia............   TiO[u]2

   Le Havre, France.......................   TiO[u]2

   Mataraca, Paraiba, Brazil**............   Ilmenite (generally consumed in the Salvador TiO[u]2
                                                plant), zircon and natural rutile titanium ore

   Rockingham, Western Australia..........   Zirconium-based compounds and chemicals

   Salvador, Bahia, Brazil**..............   TiO[u]2

   Stallingborough, United Kingdom........   TiO[u]2

   Thann, France..........................   TiO[u]2, TiCl[u]4 and ultra-fine TiO[u]2

Acetyls

   La Porte, Texas........................   VAM and acetic acid

Specialty Chemicals

   Brunswick, Georgia.....................   Fragrance and flavor chemicals

   Jacksonville, Florida..................   Fragrance and flavor chemicals

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's par value $0.01 per share common stock (the "Common Stock") is traded on the New York Stock Exchange under the symbol "MCH". The following table sets forth the high and low trading prices per share of Common Stock in each quarter of 2003 and 2002:

                                                                 High      Low
                                                                ------   ------
2003
----
First quarter................................................   $12.09   $ 8.70
Second quarter...............................................    14.00     9.41
Third quarter................................................    11.70     7.34
Fourth quarter...............................................    13.14     9.02

2002
----
First quarter................................................   $15.25   $11.28
Second quarter...............................................    15.80    12.49
Third quarter................................................    14.15     9.76
Fourth quarter...............................................    11.26     7.79

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

Selected Financial Data

                                                                       Year Ended December 31,
                                                      -------------------------------------------------------
                                                       2003        2002        2001         2000        1999
                                                      ------      ------      ------       ------      ------
                                                                   (Millions, except per share data)
Income Statement Data
   Net sales........................................  $1,687      $1,554      $1,590       $1,793      $1,589
   Operating (loss) income..........................     (51)(1)      80(5)       14(8)       201(11)     139(13)
   (Loss) earnings on Equistar investment...........    (100)(2)     (73)        (83)(9)       45(9)       (7)(9)
   (Loss) income from continuing operations before
      cumulative effect of accounting change........    (183)(3)     (28)(6)     (54)(10)     111(12)    (549)(14)
   Cumulative effect of accounting change...........      (1)(4)    (305)(7)      --           --          --
   Net (loss) income from continuing operations.....    (184)(3)    (333)(6)     (54)(10)     111(12)    (549)(14)
   Basic (loss) earnings per share from continuing
      operations before cumulative effect of
      accounting change.............................   (2.86)(3)   (0.44)(6)   (0.85)(10)    1.73(12)   (7.93)(14)
   Basic (loss) earnings per share from continuing
      operations....................................   (2.88)(3)   (5.24)(6)   (0.85)(10)    1.73(12)   (7.93)(14)
   Dividends declared per share.....................    0.27        0.54        0.54         0.54        0.54
Balance Sheet Data (at period end)
   Total assets.....................................  $2,398      $2,396      $2,965       $3,259      $3,286
   Total liabilities................................   2,444       2,412       2,454        2,631       2,621
   Minority interest................................      27          19          21           22          16
   Shareholders' (deficit) equity...................     (73)        (35)        490          606         649
Other Data (with respect to continuing operations)
   Depreciation and amortization....................  $  113      $  102      $  110       $  113      $  105
   Capital expenditures.............................      48          71          97          110         109

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S, D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Annual Report), are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

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

     o Sales prices measured in US dollars further increased due to the strengthening of the euro, the British pound and the Australian dollar versus the US dollar. The weakening US dollar increased foreign currency based manufacturing costs, when measured in US dollars, which substantially offset revenue increases from foreign currency strength.

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

     The Company considers the following accounting estimates to be critical to the preparation of the Company's financial statements:

     Environmental Liabilities and Legal Matters -- The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company, its subsidiaries and predecessor companies. In order to make estimates of liabilities, the Company's evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003, including $22 million for the Kalamazoo River matter discussed below. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company's S, D&A costs. In 2003, net benefits resulting from changes in the estimated liabilities for these contingencies were not significant. Included in 2002 is a benefit of $6 million from a reduction of reserves due to a favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. Additionally, 2002 includes $3 million of expenses associated with environmental and other legal contingencies related to the Company's current businesses. In 2001, $15 million of the Company's total $16 million of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years and will not be concentrated in any single year.

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

     Goodwill -- The Company evaluates the carrying value of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Fair value estimates are prepared by the Company and third parties. Those valuation estimates include discounted cash flow analysis, replacement cost analysis, precedent transaction analysis and various other valuation methodologies. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The carrying value of goodwill at December 31, 2003 was $104 million, of which, $56 million and $48 million was associated with the Company's TiO[u]2 and Acetyls business segments, respectively. The recoverability of the Company's goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

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

                       Results of Consolidated Operations

                                                        2003        2002        2001
                                                       ------      ------      -------
                                                       (Millions, except per share data)

Net sales............................................  $1,687      $1,554      $ 1,590
Operating (loss) income..............................     (51)(1)      80(5)        14(8)
Loss on Equistar investment..........................    (100)(2)     (73)         (83)(9)
Loss before cumulative effect of accounting change...    (183)(3)     (28)(6)      (54)(10)
Cumulative effect of accounting change...............      (1)(4)    (305)(7)       --
Net loss.............................................    (184)(3)    (333)(6)      (54)(10)
Basic and diluted loss per share before cumulative
   effect of accounting change.......................   (2.86)(3)   (0.44)(6)    (0.85)(10)
Basic and diluted loss per share.....................   (2.88)(3)   (5.24)       (0.85)

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

     Manufacturing costs were generally higher for most of the Company's products in 2003 as compared to 2002 primarily due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher utility and feedstock costs, particularly natural gas and ethylene. Selling, development and administrative ("S, D&A") costs for the year ended December 31, 2003 were $127 million, a decrease of $11 million, or 8%, from the prior year. S, D &A costs decreased primarily due to a decrease in employee-related costs and various other expenses as the result of the Company's focus on cost reduction initiatives.

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

     After a reduction of $55 million or 26% in 2001, S, D&A costs were reduced in 2002 by an additional $10 million or 6%. The $55 million reduction in S, D&A costs in 2001 excludes $15 million and $6 million of charges in 2001 and 2000, respectively, to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The $10 million reduction in S, D&A costs in 2002 excludes $15 million of charges in 2001 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and a benefit of $6 million in 2002 from the reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years. The Company continued to focus on its cost reduction initiatives and received a full year of benefit from its June 2001 reorganization and reduction in workforce. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

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

2003 Versus 2002

     The operating loss for 2003 of $51 million included asset impairment charges of $103 million associated primarily with the Le Havre, France manufacturing plant, as more fully described in "Asset Impairment Charges" above. Excluding these asset impairment charges, operating income in 2003 decreased by $11 million primarily due to higher manufacturing and other costs of sales ($107 million) and lower sales volume ($7 million), partially offset by higher average selling prices ($93 million) and lower S, D&A costs ($10 million).

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

     S, D&A costs for 2003 decreased by $10 million or 8% compared to the prior year. The decrease is primarily due to lower employee-related costs, partially offset by higher professional fees.

2002 Versus 2001

     Operating income for 2002 of $63 million decreased $9 million or 13% from the prior year. Operating income in 2001 includes $2 million in goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No.
142. Excluding the goodwill amortization from the 2001 results, operating income in 2002 decreased $11 million from the prior year primarily due to lower selling prices ($83 million) partially offset by the favorable effects of lower manufacturing and other costs of sales ($41 million), lower S, D&A expenses ($19 million) and higher sales volume ($12 million).

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

     S, D&A costs in 2002 decreased by $19 million or 15% compared to 2001. The Company continued to focus on its cost reduction initiatives. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

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

2003 Versus 2002

     Operating income in the Acetyls business segment for 2003 of $27 million increased by $16 million from operating income of $11 million in 2002. Operating income increased from the prior year primarily due to higher selling prices ($88 million), lower S, D&A expenses ($8 million) and higher sales volume ($2 million), partially offset by higher manufacturing and other costs of sales ($82 million).

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

     S, D&A costs for 2003 were $8 million or 44% lower than 2002, primarily due to lower legal expenses and cost savings related to the Company's cost reduction initiatives.

2002 Versus 2001

     Operating income in the Acetyls business segment for 2002 of $11 million increased by $27 million from an operating loss of $16 million in 2001. Operating income in 2001 includes $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Excluding the goodwill amortization from the 2001 results, operating income in 2002 increased $16 million from the prior year, primarily due to lower production costs ($65 million) and higher sales volume ($10 million), partially offset by lower selling prices ($55 million) and higher S, D&A expenses ($4 million).

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

     S, D&A costs for 2002 were $4 million or 29% higher than 2001, primarily due to a loss in 2002 for the change in the value of gold and the Company's obligation under its agreement with a third party, which provides the Company with the right to use gold at its La Porte, Texas facility. See Note 8 to the Consolidated Financial Statements included in this Annual Report.

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

2003 Versus 2002

     Operating income for 2003 of $2 million was $4 million or 67% lower than 2002. The $4 million decrease in operating income in 2003 compared to 2002 is primarily due to lower average selling prices ($6 million) and higher manufacturing and other costs of sales ($2 million), partially offset by higher sales volume ($2 million) and a reduction in S, D&A ($2 million).

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

     Manufacturing and other costs of sales increased in 2003 compared to the prior year, as the average cost of CST, the principal raw material for the business, increased from the prior year. In addition, the purchase of gum turpentine and its derivatives needed to supplement CST supply further increased overall costs. S, D&A costs for 2003 were $2 million lower than S, D&A costs in 2002 primarily due to lower employee-related costs.

2002 Versus 2001

     Operating income for 2002 of $6 million was $6 million or 50% lower than 2001. Operating income in 2002 decreased by $6 million from the prior year, primarily due to higher manufacturing and other cost of sales ($17 million) and lower sales volume ($4 million), partially offset by higher average selling prices ($15 million).

     Net sales for 2002 increased $1 million or 1% to $91 million. The weighted-average selling price for all Specialty Chemicals products increased by 19% over the 2001 weighted average, resulting primarily from a greater proportion of higher-priced products sold and the favorable effect of strengthening currencies against the US dollar. Sales volume was down 15% from 2001, as the marketplace remains fiercely competitive mainly due to price pressure from low cost manufacturers in Asia.

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

     S, D&A costs were approximately equal to the prior year.

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

Equistar

                                          Company's Share      Reported by Equistar
                                        -------------------   -----------------------
                                         2003   2002   2001    2003   2002(1)    2001
                                        -----   ----   ----   -----   -------   -----
                                                       (Millions)
     Loss on Equistar investment.....   $(100)  $(73)  $(83)  $(339)   $(246)   $(283)

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

     Operating income in Equistar's Petrochemicals segment of $124 million decreased $22 million, or 15%, from 2002 primarily due to the negative effect of two scheduled maintenance turnarounds and 3% lower sales volume, partially offset by approximately $33 million of higher costs in 2002 as the result of certain above-market fixed price contracts for natural gas and natural gas liquids. Revenues in the Petrochemicals segment were 22% higher in 2003 than 2002 due to higher sales prices, partly offset by lower sales volume. In 2003, in response to significantly higher raw material and energy costs compared to 2002, Equistar implemented significant sales price increases for substantially all of its petrochemical products. However, the magnitude of these price increases had a negative effect on product demand, and contributed to lower sales volume in 2003. Benchmark ethylene sales prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. However, cost of sales for the Petrochemicals segment in 2003 increased approximately 23% compared to 2002 due to higher raw material costs, primarily crude oil-based liquids and natural gas-based liquids, and energy. The benchmark cost of ethylene production averaged 32% higher in 2003 compared to 2002, while benchmark natural gas costs averaged 63% higher.

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

                                Interest Expense

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                  (Millions)
Interest expense, net......................................    $92    $86    $82

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

$34 million. For a discussion of the term loan repayment and the covenants under the Credit Agreement, see "Financing and Capital Structure" below.

Capital Expenditures

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                   (Millions)
Additions to property, plant and equipment.................    $48    $71    $97

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

     The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody's, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody's August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14 million, net of $1 million of proceeds from the termination of its forward purchase contract. The Company's obligation under this agreement was $14 million at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company's obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 million and $3 million for each of the years ended December 31, 2003 and 2002, respectively, and was not significant for the year ended December 31, 2001. The change in value of the forward purchase agreement was a gain of $1 million for the year ended December 31, 2003, which is included in S, D&A expense.

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

                                          2004   2005   2006   2007   2008   Thereafter    Total
                                          ----   ----   ----   ----   ----   ----------   ------
                                                                (Millions)
Long-term debt.........................   $  6   $  5   $557   $  2   $476     $  404     $1,450
Operating leases.......................     20     15     12     11     11         75        144
VAM toll...............................     63     67     72     --     --         --        202
Unconditional purchase obligations.....    332    272    224    173     99        750      1,850
                                          ----   ----   ----   ----   ----     ------     ------
   Total contractual obligations (1)...   $421   $359   $865   $186   $586     $1,229     $3,646
                                          ====   ====   ====   ====   ====     ======     ======

----------
(1) Contractual obligations exclude $287 million of deferred income taxes and $325 million of other non-current liabilities. Due to the nature of these estimated liabilities there are no contractual payments scheduled for ultimate settlement. Other non-current liabilities consist primarily of estimated liabilities for pension and other postretirement benefits, resolution of probable tax assessments, environmental and other legal contingencies, and asset retirement obligations. (See Notes 11, 7, 15 and 1, respectively, to the Consolidated Financial Statements included in this Annual Report).

Off-Balance Sheet Financing Arrangements

     The Company has no material off-balance sheet financing arrangements other than the European receivables securitization program, which was terminated in November 2003, as described in "European Receivables Securitization Program" above, and various operating leases as described in "Contractual Obligations" above.

                      Environmental and Litigation Matters

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group, of which one of the Company's subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River Superfund Site and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site could range from $0 to $2.5 billion if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. In addition, the Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. The Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies, collectively, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003. See "Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 included in this Annual Report.

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

Derivative Instruments and Hedging Activities

     As more fully described in Note 9 to the Consolidated Financial Statements included in this Annual Report, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are major institutions deemed to be creditworthy by the Company and generally are financial institutions that provide the Company with debt financing. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     Derivative contracts outstanding at December 31, 2003 were as follows:

                       Foreign Currency Forward Contracts

                            Notional Amount       Unrealized      Weighted Average
                          (US$ Equivalent)(1)   Gain/(Loss)(2)    Settlement Price
                          -------------------   --------------   -----------------
                                 (Dollars, in millions)
Less than 1 year.......
----------------
Receive GBP/Pay US$....           $  5                $--          1.7656 US$/GBP
Receive GBP/Pay euro...            121                 (2)         0.6975 GBP/euro
Receive euro/Pay US$...              6                 --          1.1670 US$/euro
Receive AUS$/Pay US$...             38                  3          0.6958 US$/AUS$
Receive US$/Pay euro...             30                 (1)         1.1967 US$/euro
Receive US$/Pay GBP....              3                 --          1.6823 US$/GBP
Receive GBP/Pay JPY....              1                 --        186.1600 JPY/GBP
                                                      ---
                                                      $--
                                                      ===

----------
(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2003.

(2)  As of December 31, 2003.

                        Commodity Derivative Instruments

                                                                    Weighted Average
                                                    Unrealized     Settlement Price/
                                Notional Amount   Gain/(Loss)(1)      Strike Price
                                ---------------   --------------   -----------------
                                     (Dollars, in millions)
Less than 1 year
----------------
                                                                   Pay $5.37/mmbtu,
                                                                   receive NYMEX
Natural Gas Swap Contracts...          $1               $--        settlement

Purchased Call Options.......           7                --            $6.25

Written Put Options..........           1                --             4.25

Written Call Options.........           1                --             7.25
                                                        ---
                                                        $--
                                                        ===

----------
(1)  As of December 31, 2003.

                               Interest Rate Swaps

                                                       Unrealized          Weighted Average
                                   Notional Amount   Gain/(Loss)(1)           Pay/Receive
                                   ---------------   --------------   -------------------------
                                        (Dollars, in millions)
2-3 Years
---------
                                                                      Pay six months LIBOR plus
Interest Rate Swap Contracts....         $225              $3         Plus 3.22%, receive 7%

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

Item 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MILLENNIUM CHEMICALS INC.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 103 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".


/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
March 8, 2004

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                   As of December 31,
                                                                                   ------------------
                                                                                      2003     2002
                                                                                     ------   ------
                                     ASSETS
Current assets
   Cash and cash equivalents....................................................     $  209   $  125
   Trade receivables, net.......................................................        277      210
   Inventories..................................................................        457      406
   Other current assets.........................................................         65       78
                                                                                     ------   ------
      Total current assets......................................................      1,008      819
Property, plant and equipment, net..............................................        766      862
Investment in Equistar..........................................................        469      563
Other assets....................................................................         51       46
Goodwill........................................................................        104      106
                                                                                     ------   ------
      Total assets..............................................................     $2,398   $2,396
                                                                                     ======   ======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable................................................................     $   --   $    4
   Other short-term borrowings..................................................         --       14
   Current maturities of long-term debt.........................................          6       12
   Trade accounts payable.......................................................        236      274
   Income taxes payable.........................................................          5       44
   Accrued expenses and other liabilities.......................................        124      127
                                                                                     ------   ------
      Total current liabilities.................................................        371      475
Long-term debt..................................................................      1,461    1,212
Deferred income taxes...........................................................        287      315
Other liabilities...............................................................        325      410
                                                                                     ------   ------
      Total liabilities.........................................................      2,444    2,412
                                                                                     ------   ------
Commitments and contingencies (Note 15)

Minority interest...............................................................         27       19
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none
      issued and outstanding)...................................................         --       --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares in 2003 and 2002, respectively)..................          1        1
   Paid in capital..............................................................      1,292    1,297
   Accumulated deficit..........................................................       (977)    (776)
   Cumulative other comprehensive loss..........................................       (141)    (299)
   Treasury stock, at cost (13,905,687 and 14,766,279 shares in 2003 and 2002,
      respectively).............................................................       (260)    (275)
   Unearned restricted shares...................................................         (1)      --
   Deferred compensation........................................................         13       17
                                                                                     ------   ------
      Total shareholders' deficit...............................................        (73)     (35)
                                                                                     ------   ------
         Total liabilities and shareholders' deficit............................     $2,398   $2,396
                                                                                     ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except per share data)

                                                                            Year Ended December 31,
                                                                           ------------------------
                                                                            2003     2002     2001
                                                                           ------   ------   ------
Net sales ..............................................................   $1,687   $1,554   $1,590
Operating costs and expenses
   Cost of products sold ...............................................    1,377    1,234    1,261
   Depreciation and amortization .......................................      113      102      110
   Selling, development and administrative expense .....................      127      138      169
   Reorganization, office and plant closure costs ......................       18       --       36
   Asset impairment charges ............................................      103       --       --
                                                                           ------   ------   ------
      Operating (loss) income ..........................................      (51)      80       14
Interest expense .......................................................      (98)     (90)     (85)
Interest income ........................................................        6        4        3
Loss on Equistar investment ............................................     (100)     (73)     (83)
Other (expense) income, net ............................................       --       (1)       1
                                                                           ------   ------   ------
Loss before income taxes and minority interest .........................     (243)     (80)    (150)
Benefit from income taxes ..............................................       65       58      100
                                                                           ------   ------   ------
Loss before minority interest and cumulative effect of accounting
   change ..............................................................     (178)     (22)     (50)
Minority interest ......................................................       (5)      (6)      (4)
                                                                           ------   ------   ------
Loss before cumulative effect of accounting change .....................     (183)     (28)     (54)
Cumulative effect of accounting change .................................       (1)    (305)      --
                                                                           ------   ------   ------
Net loss ...............................................................   $ (184)  $ (333)  $  (54)
                                                                           ======   ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change .......................   $(2.86)  $(0.44)  $(0.85)
   From cumulative effect of accounting change .........................    (0.02)   (4.80)      --
                                                                           ------   ------   ------
   After cumulative effect of accounting change ........................   $(2.88)  $(5.24)  $(0.85)
                                                                           ======   ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                     2003    2002    2001
                                                                                    -----   -----   -----
Cash flows from operating activities:
   Net loss ....................................................................    $(184)  $(333)  $ (54)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Cumulative effect of accounting change ................................        1     305      --
         Asset impairment charges ..............................................      103      --      --
         Write-off of assets related to plant closure ..........................       --      --      10
         Depreciation and amortization .........................................      113     102     110
         Deferred income tax benefit ...........................................      (40)    (35)    (68)
         Non-cash income tax benefit ...........................................      (37)    (22)    (42)
         Loss on Equistar investment ...........................................      100      73      83
         Minority interest .....................................................        5       6       4
         Other, net ............................................................        9       5       1
         Changes in assets and liabilities:
            (Increase) decrease in trade receivables ...........................      (56)      7      83
            (Increase) decrease in inventories .................................      (13)      4      (3)
            Decrease (increase) in other current assets ........................       30     (23)     30
            Decrease (increase) in other assets ................................        2     (16)    (19)
            (Decrease) increase in trade accounts payable ......................      (51)     12      64
            (Decrease) increase in accrued expenses and other liabilities and
               income taxes payable ............................................      (29)     15     (35)
            Decrease in other liabilities ......................................      (43)    (16)    (52)
                                                                                    -----   -----   -----
      Cash (used in) provided by operating activities ..........................      (90)     84     112
                                                                                    -----   -----   -----
Cash flows from investing activities:

   Capital expenditures ........................................................      (48)    (71)    (97)
   Proceeds from sales of property, plant & equipment ..........................       --       1      19
                                                                                    -----   -----   -----
      Cash used in investing activities ........................................      (48)    (70)    (78)
                                                                                    -----   -----   -----
Cash flows from financing activities:

   Dividends to shareholders ...................................................      (17)    (35)    (35)
   Proceeds from long-term debt, net ...........................................      626     302     783
   Repayment of long-term debt .................................................     (387)   (272)   (736)
   (Decrease) increase in notes payable and other short-term borrowings ........      (19)      3     (34)
                                                                                    -----   -----   -----
      Cash provided by (used in) financing activities ..........................      203      (2)    (22)
                                                                                    -----   -----   -----
Effect of exchange rate changes on cash ........................................       19      (1)     (5)
                                                                                    -----   -----   -----
Increase in cash and cash equivalents ..........................................       84      11       7
Cash and cash equivalents at beginning of year .................................      125     114     107
                                                                                    -----   -----   -----
Cash and cash equivalents at end of year .......................................    $ 209   $ 125   $ 114
                                                                                    =====   =====   =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Millions)

                                                Common Stock
                                            --------------------                              Paid
                                            Outstanding            Treasury     Deferred       In
                                              Shares      Amount     Stock    Compensation   Capital
                                            -----------   ------   --------   ------------   -------
Balance at December 31, 2000.............        64        $ 1      $(282)         $15        $1,326
Comprehensive loss
   Net loss..............................        --         --         --           --            --
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $5.......        --         --         --           --            --
         Less: reclassification
            adjustment, net of tax
            of $3........................        --         --         --           --            --
                                                ---        ---      -----          ---        ------
            Net losses...................        --         --         --           --            --
      Minimum pension liability
         adjustment, net of tax of $3....        --         --         --           --            --
      Currency translation adjustment....        --         --         --           --            --
                                                ---        ---      -----          ---        ------
Total comprehensive loss.................        --         --         --           --            --
Amortization and adjustment of
   unearned restricted shares............        --         --         --           --           (27)
Dividends related to forfeiture of
   restricted shares.....................        --         --         --           --            --
Shares purchased by employee benefit
   plan trusts...........................        (1)        --         (1)           2            --
Dividend to shareholders.................        --         --         --           --            --
                                                ---        ---      -----          ---         -----
Balance at December 31, 2001.............        63          1       (283)          17         1,299
Comprehensive loss
   Net loss..............................        --         --         --           --            --
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during the
            year, net of tax of $2.......        --         --         --           --            --
         Less: reclassification
            adjustment...................        --         --         --           --            --
                                                ---        ---      -----          ---        ------
            Net gains....................        --         --         --           --            --
      Minimum pension liability
         adjustment, net of tax of $98...        --         --         --           --            --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
               net of tax of $4..........        --         --         --           --            --
      Currency translation adjustment....        --         --         --           --            --
                                                ---        ---      -----          ---        ------
Total comprehensive loss.................        --         --         --           --            --
Shares issued to fund 401(k) plan........        --         --          6           --            (2)
Shares purchased by employee benefit
   plan trusts...........................        --         --          2           (2)           --
Current year compensation deferred.......        --         --         --            2            --
Dividend to shareholders.................        --         --         --           --            --
                                                ---        ---      -----          ---        ------
Balance at December 31, 2002.............        63          1       (275)          17         1,297
Comprehensive loss
   Net loss..............................        --         --         --           --            --
   Other comprehensive income (loss)
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $2.......        --         --         --           --            --
         Less: reclassification
            adjustment, net of
            tax of $2....................        --         --         --           --            --
                                                ---        ---      -----          ---        ------
            Net losses...................        --         --         --           --            --
      Minimum pension liability
         adjustment, net of tax of $14...        --         --         --           --            --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension
               liability, net of tax
               of $2.....................        --         --         --           --            --
            Net gains on derivative
               financial instruments.....        --         --         --           --            --
      Currency translation adjustment....        --         --         --           --            --
                                                ---        ---      -----          ---        ------
Total comprehensive loss.................        --         --         --           --            --
Shares issued to fund 401(k) plan........         1         --          7           --            (4)
Shares purchased by employee benefit
   plan trusts...........................        --         --          8           (4)           (1)
Dividend to shareholders.................        --         --         --           --            --
                                                ---        ---      -----          ---        ------
Balance at December 31, 2003.............        64        $ 1      $(260)         $13        $1,292
                                                ===        ===      =====          ===        ======



                                                                         Cumulative
                                                            Unearned       Other
                                             Accumulated   Restricted   Comprehensive
                                               Deficit       Shares         Loss        Total
                                            ------------   ----------   -------------   -----
Balance at December 31, 2000.............       $(322)       $(25)          $(107)      $ 606
Comprehensive loss
   Net loss..............................         (54)         --              --         (54)
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $5.......          --          --             (12)        (12)
         Less: reclassification
            adjustment, net of tax
            of $3........................          --          --               6           6
                                                -----        ----           -----       -----
            Net losses...................          --          --              (6)         (6)
      Minimum pension liability
         adjustment, net of tax of $3....          --          --              (4)         (4)
      Currency translation adjustment....          --          --             (19)        (19)
                                                -----        ----           -----       -----
Total comprehensive loss.................         (54)         --             (29)        (83)
Amortization and adjustment of
   unearned restricted shares............          --          25              --          (2)
Dividends related to forfeiture of
   restricted shares.....................           3          --              --           3
Shares purchased by employee benefit
   plan trusts...........................          --          --              --           1
Dividend to shareholders.................         (35)         --              --         (35)
                                                -----        ----            ----       -----
Balance at December 31, 2001.............        (408)         --            (136)        490
Comprehensive loss
   Net loss..............................        (333)         --              --        (333)
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during the
            year, net of tax of $2.......          --          --               6           6
         Less: reclassification
            adjustment...................          --          --              (1)         (1)
                                                -----        ----           -----       -----
            Net gains....................          --          --               5           5
      Minimum pension liability
         adjustment, net of tax of $98...          --          --            (188)       (188)
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
               net of tax of $4..........          --          --              (7)         (7)
      Currency translation adjustment....          --          --              27          27
                                                -----        ----           -----       -----
Total comprehensive loss.................        (333)         --            (163)       (496)
Shares issued to fund 401(k) plan........          --          --              --           4
Shares purchased by employee benefit
   plan trusts...........................          --          --              --          --
Current year compensation deferred.......          --          --              --           2
Dividend to shareholders.................         (35)         --              --         (35)
                                                -----        ----           -----       -----
Balance at December 31, 2002.............        (776)         --            (299)        (35)
Comprehensive loss
   Net loss..............................        (184)         --              --        (184)
   Other comprehensive income (loss)
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $2.......          --          --              (4)         (4)
         Less: reclassification
            adjustment, net of
            tax of $2....................          --          --               4           4
                                                -----        ----           -----       -----
            Net losses...................          --          --              --          --
      Minimum pension liability
         adjustment, net of tax of $14...          --          --              26          26
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension
               liability, net of tax
               of $2.....................          --          --               3           3
          Net gains on derivative
               financial instruments.....          --          --               1           1
      Currency translation adjustment....          --          --             128         128
                                                -----        ----           -----       -----
Total comprehensive loss.................        (184)         --             158         (26)
Shares issued to fund 401(k) plan........          --          --              --           3
Shares purchased by employee benefit
   plan trusts...........................          --          (1)             --           2
Dividend to shareholders.................         (17)         --              --         (17)
                                                -----        ----           -----       -----
Balance at December 31, 2003.............       $(977)       $ (1)          $(141)      $ (73)
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

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2003    2002   2001
                                                          -----   -----   ----
Reported net loss ....................................    $(184)  $(333)  $(54)
Goodwill amortization ................................       --      --     13
Equistar goodwill amortization included
   in Loss on Equistar investment ....................       --      --     10
                                                          -----   -----   ----
Adjusted net loss ....................................     (184)   (333)   (31)
Cumulative effect of goodwill accounting change ......       --     305     --
                                                          -----   -----   ----
Adjusted net loss before cumulative effect of
   goodwill accounting change ........................    $(184)  $ (28)  $(31)
                                                          =====   =====   ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                           Year Ended December 31,
                                                         ---------------------------
Per share amounts:                                         2003      2002      2001
                                                         -------   -------   -------
                                                         Basic &   Basic &   Basic &
                                                         Diluted   Diluted   Diluted
                                                         -------   -------   -------
Reported net loss ....................................   $(2.88)   $(5.24)   $(0.85)
Goodwill amortization ................................       --        --      0.20
Equistar goodwill amortization included
   in Loss on Equistar investment ....................       --        --      0.16
                                                         ------    ------    ------
Adjusted net loss ....................................    (2.88)    (5.24)    (0.49)
Cumulative effect of goodwill accounting change ......       --      4.80        --
                                                         ------    ------    ------
Adjusted net loss before cumulative effect of
   goodwill accounting change ........................   $(2.88)   $(0.44)   $(0.49)
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     The following table illustrates the effect on net loss and loss per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation:

                                                                      Year Ended December 31,
                                                                     ------------------------
                                                                      2003     2002     2001
                                                                     ------   ------   ------
Net loss before cumulative effect of accounting change............   $ (183)  $  (28)  $  (54)

Deduct: Total stock-based employee compensation
   expense determined under fair-value based method for all
   awards, net of related tax effects.............................       (2)      (2)      (1)
                                                                     ------   ------   ------
Pro forma net loss before cumulative effect of accounting change..   $ (185)  $  (30)  $  (55)
                                                                     ======   ======   ======
Loss per share before cumulative effect of accounting change:
   Basic and diluted - as reported................................   $(2.86)  $(0.44)  $(0.85)
                                                                     ======   ======   ======
   Basic and diluted - pro forma..................................   $(2.89)  $(0.48)  $(0.87)
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

     Loss per share amounts were computed as follows:

                                                                           Year Ended December 31,
                                                                ---------------------------------------
                                                                    2003         2002           2001
                                                                -----------   -----------   -----------
Loss before cumulative effect of accounting change...........   $      (183)  $       (28)  $       (54)
Cumulative effect of accounting change.......................            (1)         (305)           --
                                                                -----------   -----------   -----------
Net loss available for common shareholders - basic and
   diluted...................................................   $      (184)  $      (333)  $       (54)
                                                                ===========   ===========   ===========
Weighted average shares outstanding - basic and diluted......    64,018,512    63,587,561    63,564,497
                                                                ===========   ===========   ===========
Basic and diluted loss per share:
   Before cumulative effect of accounting change.............   $     (2.86)  $     (0.44)  $     (0.85)
   From cumulative effect of accounting change...............         (0.02)        (4.80)           --
                                                                -----------   -----------   -----------
   After cumulative effect of accounting change..............   $     (2.88)  $     (5.24)  $     (0.85)
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

the securitization arrangement were reflected as operating activities in the Consolidated Statements of Cash Flows. For the years ended December 31, 2003 and 2002, the aggregate loss on sale associated with this arrangement was $2 and $2, respectively. Administration and servicing of the trade receivables under the arrangement remained with the Company. Servicing liabilities associated with the transaction were not significant at December 31, 2002.

Note 6 -- Supplemental Financial Information

                                                                 2003     2002
                                                                ------   ------
Trade receivables
   Trade receivables.........................................   $  286   $  217
   Allowance for doubtful accounts...........................       (9)      (7)
                                                                ------   ------
                                                                $  277   $  210
                                                                ======   ======
Inventories
   Finished products.........................................   $  258   $  210
   In-process products.......................................       38       30
   Raw materials.............................................       96      106
   Maintenance parts and supplies............................       65       60
                                                                ------   ------
                                                                $  457   $  406
                                                                ======   ======
Property, plant and equipment
   Land and buildings........................................   $  220   $  222
   Machinery and equipment...................................    1,413    1,401
   Construction-in-progress..................................       77      111
                                                                ------   ------
                                                                 1,710    1,734
   Accumulated depreciation and amortization.................     (944)    (872)
                                                                ------   ------
                                                                $  766   $  862
                                                                ======   ======
Goodwill
   Goodwill at beginning of year.............................   $  106   $  381
   Cumulative effect of accounting change....................       --     (275)
   Other.....................................................       (2)      --
                                                                ------   ------
   Goodwill at end of year...................................   $  104   $  106
                                                                ======   ======
Accrued expenses and other liabilities
   Customer rebates..........................................   $   31   $   37
   Other accrued expenses and other liabilities..............       93       90
                                                                ------   ------
                                                                $  124   $  127
                                                                ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 6 -- Supplemental Financial Information - Continued

                                                          2003    2002   2001
                                                          ----   -----   ----
   Amortization expense ...............................    $--    $--     $13
                                                           ===    ===     ===

Rental expense on operating leases is as follows:
   Rental expense .....................................    $22    $22     $19
                                                           ===    ===    ====
Cash paid (received) for interest and taxes:
   Interest, net ......................................    $95    $86     $81
   Taxes, net .........................................     38     (1)      1

Note 7 -- Income Taxes

                                                           2003    2002    2001
                                                          -----   -----   -----
Pretax (loss) income is generated from:
   United States ......................................   $(206)  $(161)  $(221)
   Foreign ............................................     (37)     81      71
                                                          -----   -----   -----
                                                          $(243)  $ (80)  $(150)
                                                          =====   =====   =====
Income tax (benefit) provision is comprised of:
Current
   Federal ............................................   $  --   $ (19)  $ (12)
   State and local ....................................      --       2       1
   Foreign ............................................      12      16      21
                                                          -----   -----   -----
      Total current provision (benefit) ...............      12      (1)     10
                                                          -----   -----   -----
Deferred
   Federal ............................................     (63)    (35)    (58)
   State and local ....................................      (2)     --      --
   Foreign ............................................       6      --     (10)
   Unremitted earnings of foreign subsidiaries ........      19      --      --
                                                          -----   -----   -----
      Total deferred benefit ..........................     (40)    (35)    (68)
                                                          -----   -----   -----
Tax benefit from previous years .......................     (37)    (22)    (42)
                                                          -----   -----   -----
   Total income tax benefit ...........................   $ (65)  $ (58)  $(100)
                                                          =====   =====   =====

     The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                               2003     2002     2001
                                                              -----    -----    -----
Statutory federal income tax rate..........................   (35.0)%  (35.0)%  (35.0)%
State and local income taxes, net of Federal benefit.......    (0.8)     1.9     (0.3)
Provision for nondeductible expenses, primarily goodwill...     0.4       --      7.5
Foreign rate differential..................................    (9.5)   (20.1)   (12.0)
Tax benefit from previous years............................   (15.2)   (27.5)   (31.3)
Provision for unremitted earnings of foreign subsidiaries..     7.8       --       --
Establish valuation allowance for French subsidiaries......    23.0     12.5       --
Other......................................................     2.6     (4.3)     4.4
                                                              -----    -----    -----
Effective income tax rate..................................   (26.7)%  (72.5)%  (66.7)%
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

     Significant components of deferred taxes are as follows:

                                                                      2003   2002
                                                                      ----   ----
Deferred tax assets
   Environmental and legal obligations.............................   $ 20   $ 27
   Other postretirement benefits and pension.......................     65     82
   Net operating loss carryforwards................................    246    196
   Capital loss carryforwards......................................      3      3
   AMT credits.....................................................     97     97
   Other accruals..................................................      8     14
                                                                      ----   ----
                                                                       439    419
   Valuation allowance.............................................    (97)   (35)
                                                                      ----   ----
      Total deferred tax assets....................................    342    384
                                                                      ----   ----
Deferred tax liabilities
   Excess of book over tax basis in property, plant and equipment..     68    106
   Excess of book over tax basis in investment in Equistar.........    410    456
   Reserve for unremitted earnings of foreign subsidiaries.........     19     --
   Reserve for income taxes........................................     94     94
   Other...........................................................     38     43
                                                                      ----   ----
      Total deferred tax liabilities...............................    629    699
                                                                      ----   ----
         Net deferred tax liabilities..............................   $287   $315
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements

                                                                                      2003     2002
                                                                                     ------   ------
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the Federal funds rate plus .50% and the bank's prime lending rate plus 1.25%; or at LIBOR or NIBOR plus 2.25%, plus, in each case, a
   facility fee of .50%, to be paid quarterly.....................................   $   52   $   10
Term Loans due 2006 bearing interest at the option of the Company at the higher of the Federal funds rate plus .50% and the bank's prime lending rate plus
   2.0%; or at LIBOR or NIBOR plus 3.0%, to be paid quarterly.....................       --       49
7.00% Senior Notes due 2006.......................................................      500      500
7.625% Senior Debentures due 2026.................................................      249      249
9.25% Senior Notes due 2008.......................................................      485      377
4.00% Convertible Senior Debentures due 2023......................................      150       --
Debt payable through 2011 at interest rates ranging from 0% to 9.5%...............       21       26
Other.............................................................................       10       13
Less current maturities of long-term debt.........................................       (6)     (12)
                                                                                     ------   ------
                                                                                     $1,461   $1,212
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

Note 10 -- Fair Value of Non-Derivative Financial Instruments

     The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value due to their short maturity or ready availability. The fair value of the Company's other financial instruments is based upon estimates received from independent financial advisors as follows:

                                                    2003                2002
                                              ----------------   ----------------
                                              Carrying    Fair   Carrying    Fair
                                               Value     Value    Value     Value
                                              --------   -----   --------   -----
Amount outstanding under Revolving Loans...     $ 52      $ 52     $ 10     $ 10
Term Loans.................................       --        --       49       49
7.00% Senior Notes.........................      500       513      500      480
7.625% Senior Debentures...................      249       233      249      208
9.25% Senior Notes.........................      485       518      377      392
4.00% Convertible Senior Debentures........      150       189       --       --
Other short-term borrowings.............. .       --        --       14       14

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

     The weighted-average asset allocation by category for US pension plans at December 31 and the Company's current target for asset allocation is as follows:

                                                         Target    2003   2002
                                                       ---------   ----   ----
Asset Categories
   Domestic equities................................   35% - 60%    55%    53%
   International equities...........................   15% - 25%    17     13(1)
   Fixed income.....................................   20% - 40%    27     33
   Cash equivalents.................................    1% -  5%     1      1
                                                                   ---    ---
   Total............................................               100%   100%
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The measurement date for all of the Company's benefit obligations and plan assets is December 31. The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31 for both years:

                                                                                  Other
                                                                              Postretirement
                                                           Pension Benefits      Benefits
                                                           ----------------   --------------
                                                             2003    2002       2003    2002
                                                            -----   -----      -----   -----
Accumulated benefit obligation at end of year...........    $ 815   $ 765      $  --   $  --
                                                            =====   =====      =====   =====
Reconciliation of projected benefit obligation
   Projected benefit obligation at beginning of year....    $ 851   $ 758      $  76   $  80
   Service cost, including interest.....................       13      12         --      --
   Interest on PBO......................................       52      52          6       6
   Benefit payments.....................................      (80)    (78)       (12)    (12)
   Curtailments.........................................       (1)     --         --      --
   Net experience loss..................................       36      74          7      15
   Amendments...........................................       --      11          3     (13)
   Translation and other adjustments....................       22      22         --      --
                                                            -----   -----      -----   -----
      Projected benefit obligation at end of year.......    $ 893   $ 851      $  80   $  76
                                                            -----   -----      -----   -----
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year.......    $ 629   $ 778      $  --   $  --
   Return on plan assets................................      143     (91)        --      --
   Employer contributions...............................       12       9         12      12
   Benefit payments.....................................      (80)    (78)       (12)    (12)
   Translation and other adjustments....................       17      11         --      --
                                                            -----   -----      -----   -----
      Fair value of plan assets at end of year..........    $ 721   $ 629      $  --   $  --
                                                            -----   -----      -----   -----
Funded status
   Funded status at December 31.........................    $(172)  $(222)     $ (80)  $ (76)
   Unrecognized net asset...............................       (3)     (3)        --      --
   Unrecognized prior service cost......................       12      19        (23)    (23)
   Unrecognized loss (gain).............................      348     384         (3)    (17)
                                                            -----   -----      -----   -----
   Net prepaid (accrued) benefit cost...................      185     178       (106)   (116)
   Additional minimum liabilities.......................     (269)   (309)        --      --
   Intangible asset.....................................       12      16         --      --
                                                            -----   -----      -----   -----
   Net accrued benefit cost.............................    $ (72)  $(115)     $(106)  $(116)
                                                            =====   =====      =====   =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     As of December 31, the net accrued benefit cost for pension benefits is comprised of the following:

                                                                   2003    2002
                                                                   ----    ----
Prepaid benefit cost...........................................   $  29   $  20
Intangible asset...............................................      12      16
Accrued benefit cost...........................................    (113)   (151)
                                                                  -----   -----
Net accrued benefit cost.......................................   $ (72)  $(115)
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

     Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                    2003   2002
                                                                    ----   ----
Projected benefit obligation.....................................   $879   $838
Fair value of assets.............................................    690    604

     Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                                    2003   2002
                                                                    ----   ----
Accumulated benefit obligation...................................   $767   $751
Fair value of assets.............................................    656    604

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                                 Other Postretirement
                                              Pension Benefits          Benefits
                                              ----------------   --------------------
                                                 2003   2002         2003   2002
                                                 ----   ----         ----   ----
Weighed average assumptions at December 31:
   Discount rate...........................      5.94%  6.35%        6.00%  6.50%
   Expected return on plan assets..........      8.33%  8.34%          --     --
   Rate of compensation increase...........      3.59%  3.52%          --     --

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The following table provides the components of net periodic benefit cost:

                                                                              Other
                                                                          Postretirement
                                                    Pension Benefits        Benefits
                                                   ------------------   ------------------
                                                   2003   2002   2001   2003   2002   2001
                                                   ----   ----   ----   ----   ----   ----
Net periodic benefit cost (income)
   Service cost, including interest.............   $ 13   $ 12   $ 12    $--    $--    $--
   Interest on PBO..............................     52     52     53      6      6      6
   Return on plan assets........................    (68)   (75)   (76)    --     --     --
   Amortization of unrecognized net loss........      6      1     --     (1)    (2)    (2)
   Amortization of prior service cost...........      1      1      1     (2)    (2)    (1)
   Net effect of curtailments and settlements...      3      2      2     (1)    --     (1)
                                                   ----   ----   ----    ---    ---    ---
   Net periodic benefit cost (income)...........      7     (7)    (8)     2      2      2
   Defined contribution plans...................      4      4      4     --     --     --
                                                   ----   ----   ----    ---    ---    ---
   Net periodic benefit cost (income)...........   $ 11   $ (3)  $ (4)   $ 2    $ 2    $ 2
                                                   ====   ====   ====    ===    ===    ===

     The assumptions used in the measurement of the Company's net periodic benefit cost are shown in the following table:

                                                                              Other
                                                                          Postretirement
                                                    Pension Benefits        Benefits
                                                   ------------------   ------------------
                                                   2003   2002   2001   2003   2002   2001
                                                   ----   ----   ----   ----   ----   ----
Weighted average assumptions
    as of December 31:
       Discount rate............................   6.35%  7.27%  7.38%  6.50%  7.50%  7.50%
       Expected return on plan assets...........   8.34%  8.87%  8.86%    --     --     --
       Rate of compensation increase............   3.52%  4.23%  4.30%    --     --     --

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 12 -- Stock-Based Compensation Plans - Continued

     A summary of changes in all of the awards of restricted stock and stock options for all employees, including executive officers and key employees, under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

                                                Weighted-                  Weighted-
                                 Restricted      Average       Stock        Average
                                   Shares      Grant Price    Options    Exercise Price
                                 ----------    -----------   ---------   --------------
Balance at December 31, 2000..    1,578,815       $23.73       610,000       $21.31
   Vested and issued..........     (298,065)      $23.81            --           --
   Cancelled..................     (641,427)      $23.39       (57,000)      $21.33
   Granted....................           --           --       748,000       $16.83
                                  ---------                  ---------
Balance at December 31, 2001..      639,323       $23.69     1,301,000       $18.73
   Vested and issued..........      (63,447)      $24.22            --           --
   Cancelled..................     (509,502)      $23.94      (103,000)      $20.67
   Granted....................           --           --       999,000       $12.33
                                  ---------                  ---------
Balance at December 31, 2002..       66,374       $21.19     2,197,000       $15.73
   Vested and issued..........      (50,251)      $24.63            --           --
   Exercised..................           --           --        (8,000)      $11.68
   Cancelled..................           --           --       (44,000)      $18.31
   Granted....................      122,100(1)    $10.02       485,800       $11.65
                                  ---------                  ---------
Balance at December 31, 2003..      138,223       $10.07     2,630,800       $14.94
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

Note 13 -- Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company's share of Equistar's Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

                                  Foreign      Unrealized                                    Cumulative
                                 Currency      Losses on     Minimum     Equity in Other       Other
                                Translation    Derivative    Pension      Comprehensive    Comprehensive
                                Adjustments   Instruments   Liability   Loss of Equistar        Loss
                                -----------   -----------   ---------   ----------------   -------------
Balance, December 31, 2000...      $(107)         $--         $  --           $--              $(107)
   2001 Change...............        (19)          (6)           (4)           --                (29)
                                   -----          ---         -----           ---              -----
Balance, December 31, 2001...       (126)          (6)           (4)           --               (136)
   2002 Change...............         27            5          (188)           (7)              (163)
                                   -----          ---         -----           ---              -----
Balance, December 31, 2002...        (99)          (1)         (192)           (7)              (299)
   2003 Change...............        128           --            26             4                158
                                   -----          ---         -----           ---              -----
Balance, December 31, 2003...      $  29          $(1)        $(166)          $(3)             $(141)
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

     The Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies, collectively, is between $53 and $78 and has accrued $61 as of December 31, 2003. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company's selling, development and administrative ("S, D&A") costs. In 2003, net benefits resulting from changes in the estimated liabilities for these contingencies were not significant. Included in 2002 is a benefit of $6 from a reduction of reserves due to a favorable resolution of certain environmental claims related to predecessor businesses reserved for in prior years. Additionally, 2002 includes $3 of expenses associated with environmental and other legal contingencies related to the Company's current businesses. In 2001, $15 of the Company's total $16 of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities.

     Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO[u]2 and certain other agreements to purchase raw materials, utilities and services with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments at December 31, 2003 (at current exchange rates, where applicable) is as follows:

                                                           Ore    Other    Total
                                                          ----   ------   ------
2004...................................................   $183   $  149   $  332
2005...................................................    155      117      272
2006...................................................    117      107      224
2007...................................................     65      108      173
2008...................................................     --       99       99
Thereafter.............................................     --      750      750
                                                          ----   ------   ------
   Total...............................................   $520   $1,330   $1,850
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

     Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2003, are as follows:

2004.....................................................................   $ 20
2005.....................................................................     15
2006.....................................................................     12
2007.....................................................................     11
2008.....................................................................     11
Thereafter...............................................................     75
                                                                            ----
   Total.................................................................   $144
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

Note 16 -- Operations by Business Segment and Geographic Area

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S, D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3), are grouped under the heading Other. The accounting policies of the segments are the same as those described in Note 1.

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

     The following is a summary of the Company's operations by business segment:

                                                        2003     2002     2001
                                                       ------   ------   ------
Net sales
   Titanium Dioxide and Related Products............   $1,172   $1,129   $1,145
   Acetyls .........................................      421      334      355
   Specialty Chemicals .............................       94       91       90
                                                       ------   ------   ------
      Total ........................................   $1,687   $1,554   $1,590
                                                       ======   ======   ======
Operating (loss) income
   Titanium Dioxide and Related Products............   $  (51)  $   63   $   72
   Acetyls .........................................       27       11      (16)
   Specialty Chemicals .............................        2        6       12
   Other ...........................................      (29)      --      (54)
                                                       ------   ------   ------
      Total ........................................   $  (51)  $   80   $   14
                                                       ======   ======   ======
Depreciation and amortization
   Titanium Dioxide and Related Products............   $   94   $   83   $   81
   Acetyls .........................................       11       11       21
   Specialty Chemicals .............................        8        8        8
                                                       ------   ------   ------
      Total ........................................   $  113   $  102   $  110
                                                       ======   ======   ======
Capital expenditures
   Titanium Dioxide and Related Products............   $   42   $   61   $   82
   Acetyls .........................................        3        1        6
   Specialty Chemicals .............................        3        9        3
   Other ...........................................       --       --        6
                                                       ------   ------   ------
      Total ........................................   $   48   $   71   $   97
                                                       ======   ======   ======
Identifiable assets
   Titanium Dioxide and Related Products............   $1,487   $1,389
   Acetyls .........................................      285      294
   Specialty Chemicals .............................       95       99
   Other (1) .......................................      531      614
                                                       ------   ------
      Total ........................................   $2,398   $2,396
                                                       ======   ======

----------
(1) Other assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.

                                                       December 31,
                                                       ------------
                                                        2003   2002
                                                        ----   ----
Goodwill
   Titanium Dioxide and Related Products............    $ 56   $ 58
   Acetyls..........................................      48     48
                                                        ----   ----
      Total.........................................    $104   $106
                                                        ====   ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

     The following is a summary of the Company's operations by geographic region:

                                                        2003     2002     2001
                                                       ------   ------   ------
Net sales
   United States ...................................   $  984   $  923   $  983
                                                       ------   ------   ------
   Non-United States
      United Kingdom ...............................      447      404      364
      France .......................................      187      183      179
      Asia/Pacific .................................      203      178      160
      Brazil .......................................      107      103      113
                                                       ------   ------   ------
                                                          944      868      816
                                                       ------   ------   ------
   Inter-area elimination ..........................     (241)    (237)    (209)
                                                       ------   ------   ------
      Total ........................................   $1,687   $1,554   $1,590
                                                       ======   ======   ======
Operating income (loss)
   United States ...................................   $   (9)  $    6   $  (53)
                                                       ------   ------   ------
   Non-United States
      United Kingdom ...............................       27        5       (5)
      France .......................................     (137)     (11)      (8)
      Asia/Pacific .................................       51       54       52
      Brazil .......................................       21       23       30
                                                       ------   ------   ------
                                                          (38)      71       69
                                                       ------   ------   ------
   Inter-area elimination ..........................       (4)       3       (2)
                                                       ------   ------   ------
      Total ........................................   $  (51)  $   80   $   14
                                                       ======   ======   ======

Identifiable assets
   United States ...................................   $1,424   $1,536
                                                       ------   ------
   Non-United States
      United Kingdom ...............................      451      346
      France .......................................      146      250
      Asia/Pacific .................................      231      137
      Brazil .......................................      133      116
      All Other ....................................       13       11
                                                       ------   ------
                                                          974      860
                                                       ------   ------
      Total ........................................   $2,398   $2,396
                                                       ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 17 -- Quarterly Financial Data (unaudited)

                                                                                1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                                                --------    -------     --------    --------
2003

Net sales....................................................................   $  415      $  416      $  431      $  425
Operating income (loss)......................................................       27          24(2)       (5)(4)     (97)(6)
Net loss before cumulative effect of accounting change.......................      (26)(1)      (9)(3)     (28)(5)    (120)(7)
Cumulative effect of accounting change.......................................       (1)         --          --          --
Net loss after cumulative effect of accounting change........................      (27)(1)      (9)(3)     (28)(5)    (120)(7)
Basic and diluted loss per share:
   Before cumulative effect of accounting change.............................    (0.41)(1)   (0.14)(3)   (0.44)(5)   (1.87)(7)
   From cumulative effect of accounting change...............................    (0.02)         --          --          --
   After cumulative effect of accounting change..............................    (0.43)(1)   (0.14)(3)   (0.44)(5)   (1.87)(7)

2002

Net sales....................................................................   $  351      $  405      $  411      $  387
Operating income.............................................................        7          20(8)       30          23(9)
Net (loss) income before cumulative effect of accounting change..............      (33)          2(8)        5          (2)(10)
Cumulative effect of accounting change.......................................     (305)         --          --          --
Net (loss) income after cumulative effect of accounting change...............     (338)          2(8)        5          (2)(10)
Basic and diluted (loss) earnings per share:
   Before cumulative effect of accounting change.............................    (0.52)       0.02(8)     0.08       (0.03)(10)
   From cumulative effect of accounting change...............................    (4.80)         --          --          --
   After cumulative effect of accounting change..............................    (5.32)       0.02(8)     0.08       (0.03)(10)

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2003 and 2002

                                                                                                                Millennium
                                                   Millennium     Millennium    Non-Guarantor                 Chemicals Inc.
                                                  America Inc.  Chemicals Inc.   Subsidiaries  Eliminations  and Subsidiaries
                                                  ------------  --------------  -------------  ------------  ----------------
2003

                     ASSETS

Inventories ....................................     $   --          $ --          $  457        $    --          $  457
Other current assets ...........................         24             1             526             --             551
Property, plant and equipment, net .............         --            --             766             --             766
Investment in Equistar .........................         --            --             469             --             469
Investment in subsidiaries .....................        354            80              --           (434)             --
Other assets ...................................         12             3              36             --              51
Goodwill .......................................         --            --             104             --             104
Due from parent and affiliates, net ............        733            --              --           (733)             --
                                                     ------          ----          ------        -------          ------
   Total assets ................................     $1,123          $ 84          $2,358        $(1,167)         $2,398
                                                     ======          ====          ======        =======          ======
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current maturities of long-term debt ...........     $   --          $ --          $    6        $    --          $    6
Other current liabilities ......................          9             1             355             --             365
Long-term debt .................................      1,295           150              16             --           1,461
Deferred income taxes ..........................         --            --             287             --             287
Other liabilities ..............................         --            --             325             --             325
Due to parent and affiliates, net ..............         --             6             727           (733)             --
                                                     ------          ----          ------        -------          ------
   Total liabilities ...........................      1,304           157           1,716           (733)          2,444
Minority interest ..............................         --            --              27             --              27
Shareholders' (deficit) equity .................       (181)          (73)            615           (434)            (73)
                                                     ------          ----          ------        -------          ------
   Total liabilities and shareholders'
      (deficit) equity .........................     $1,123          $ 84          $2,358        $(1,167)         $2,398
                                                     ======          ====          ======        =======          ======
2002

                     ASSETS

Inventories ....................................     $   --          $ --          $  406        $    --          $  406
Other current assets ...........................         10            --             403             --             413
Property, plant and equipment, net .............         --            --             862             --             862
Investment in Equistar .........................         --            --             563             --             563
Investment in subsidiaries .....................        349            95              --           (444)             --
Other assets ...................................         15            --              31             --              46
Goodwill .......................................         --            --             106             --             106
Due from parent and affiliates, net ............        638            --              --           (638)             --
                                                     ------          ----          ------        -------          ------
   Total assets ................................     $1,012          $ 95          $2,371        $(1,082)         $2,396
                                                     ======          ====          ======        =======          ======
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current maturities of long-term debt ...........     $    3          $ --          $    9        $    --          $   12
Other current liabilities ......................          8            --             455             --             463
Long-term debt .................................      1,196            --              16             --           1,212
Deferred income taxes ..........................         --            --             315             --             315
Other liabilities ..............................         --            --             410             --             410
Due to parent and affiliates, net ..............         --           130             508           (638)             --
                                                     ------          ----          ------        -------          ------
   Total liabilities ...........................      1,207           130           1,713           (638)          2,412
Minority interest ..............................         --            --              19             --              19
Shareholders' (deficit) equity .................       (195)          (35)            639           (444)            (35)
                                                     ------          ----          ------        -------          ------
   Total liabilities and shareholders' (deficit)
      equity                                         $1,012          $ 95          $2,371        $(1,082)         $2,396
                                                     ======          ====          ======        =======          ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                  Millennium
                                                 Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                                America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                                ------------   --------------   -------------   ------------   ----------------
2003
Net sales ...................................      $  --            $  --          $1,687           $ --            $1,687
Cost of products sold .......................         --               --           1,377             --             1,377
Depreciation and amortization ...............         --               --             113             --               113
Selling, development and administrative
   expense ..................................         --                1             126             --               127
 Reorganization and office closure costs ....         --               --              18             --                18
 Asset impairment charges ...................         --               --             103             --               103
                                                   -----            -----          ------           ----            ------
   Operating loss ...........................         --               (1)            (50)            --               (51)
Interest expense (income), net ..............        (94)              --               2             --               (92)
Intercompany interest income (expense),
   net ......................................         98               (3)            (95)            --                --
Loss on Equistar investment .................         --               --            (100)            --              (100)
Equity in loss of subsidiaries ..............       (110)            (180)             --            290                --
Other expense ...............................         (1)              --              (4)            --                (5)
(Provision for) benefit from income taxes ...         (1)               1              65             --                65
Cumulative effect of accounting change ......          1               (1)             (1)            --                (1)
                                                   -----            -----          ------           ----            ------
   Net loss .................................      $(107)           $(184)         $ (183)          $290            $ (184)
                                                   =====            =====          ======           ====            ======
2002
Net sales ...................................      $  --            $  --          $1,554           $ --            $1,554
Cost of products sold .......................         --               --           1,234             --             1,234
Depreciation and amortization ...............         --               --             102             --               102
Selling, development and administrative
   expense ..................................          1                1             136             --               138
                                                   -----            -----          ------           ----            ------
   Operating (loss) income ..................         (1)              (1)             82             --                80
Interest expense, net .......................        (86)              --              --             --               (86)
Intercompany interest income (expense),
   net ......................................        103               (5)            (98)            --                --
Loss on Equistar investment .................         --               --             (73)            --               (73)
Equity in loss of subsidiaries ..............        (97)             (23)             --            120                --
Other expense ...............................         --               --              (7)            --                (7)
(Provision for) benefit from income taxes ...         (6)               1              63             --                58
Cumulative effect of accounting change ......       (305)            (305)           (305)           610              (305)
                                                   -----            -----          ------           ----            ------
   Net loss .................................      $(392)           $(333)         $ (338)          $730            $ (333)
                                                   =====            =====          ======           ====            ======
2001
Net sales ...................................      $  --            $  --          $1,590           $ --            $1,590
Cost of products sold .......................         --               --           1,261             --             1,261
Depreciation and amortization ...............         --               --             110             --               110
Selling, development and administrative
   expense ..................................         --               --             169             --               169
Reorganization and plant closure costs ......         --               --              36             --                36
                                                   -----            -----          ------           ----            ------
   Operating income .........................         --               --              14             --                14
Interest expense, net .......................        (81)              --              (1)            --               (82)
Intercompany interest income (expense),
   net ......................................        108               (4)           (104)            --                --
Loss on Equistar investment .................         --               --             (83)            --               (83)
Equity in loss of subsidiaries ..............        (76)             (51)             --            127                --
Other expense ...............................         (2)              (1)             --             --                (3)
(Provision for) benefit from income taxes ...         (9)               2             107             --               100
                                                   -----            -----          ------           ----            ------
   Net loss .................................      $ (60)           $ (54)         $  (67)          $127            $  (54)
                                                   =====            =====          ======           ====            ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                  Millennium
                                                     Millennium     Millennium    Non-Guarantor                 Chemicals Inc.
                                                    America Inc.  Chemicals Inc.   Subsidiaries  Eliminations  and Subsidiaries
                                                    ------------  --------------  -------------  ------------  ----------------
2003
Cash flows from operating activities .............     $   7          $  (2)          $ (95)          $--           $ (90)
Cash flows from investing activities:
   Capital expenditures ..........................        --             --             (48)           --             (48)
                                                       -----          -----           -----           ---           -----
Cash used in investing activities ................        --             --             (48)           --             (48)
Cash flows from financing activities:
   Dividends to shareholders .....................        --            (17)             --            --             (17)
   Proceeds from long-term debt, net .............       478            146               2            --             626
   Repayment of long-term debt ...................      (378)            --              (9)           --            (387)
   Intercompany ..................................       (93)          (127)            220            --              --
   Decrease in notes payable and other
      short-term borrowings ......................        --             --             (19)           --             (19)
                                                       -----          -----           -----           ---           -----
Cash provided by financing activities ............         7              2             194            --             203
                                                       -----          -----           -----           ---           -----
Effect of exchange rate changes on cash ..........        --             --              19            --              19
                                                       -----          -----           -----           ---           -----
Increase in cash and cash equivalents ............        14             --              70            --              84
Cash and cash equivalents at beginning of year ...         6             --             119            --             125
                                                       -----          -----           -----           ---           -----
Cash and cash equivalents at end of year .........     $  20          $  --           $ 189           $--           $ 209
                                                       =====          =====           =====           ===           =====
2002
Cash flows from operating activities .............     $  18          $  (6)          $  72           $--           $  84
Cash flows from investing activities:
   Capital expenditures ..........................        --             --             (71)           --             (71)
   Proceeds from sales of property, plant &
      equipment ..................................        --             --               1            --               1
                                                       -----          -----           -----           ---           -----
Cash used in investing activities ................        --             --             (70)           --             (70)
Cash flows from financing activities:
   Dividends to shareholders .....................        --            (35)             --            --             (35)
   Proceeds from long-term debt ..................       290             --              12            --             302
   Repayment of long-term debt ...................      (264)            --              (8)           --            (272)
   Intercompany ..................................       (43)            41               2            --              --
   Increase in notes payable .....................        --             --               3            --               3
                                                       -----          -----           -----           ---           -----
Cash (used in) provided by financing activities ..       (17)             6               9            --              (2)
                                                       -----          -----           -----           ---           -----
Effect of exchange rate changes on cash ..........        --             --              (1)           --              (1)
                                                       -----          -----           -----           ---           -----
Increase in cash and cash equivalents ............         1             --              10            --              11
Cash and cash equivalents at beginning of year ...         5             --             109            --             114
                                                       -----          -----           -----           ---           -----
Cash and cash equivalents at end of year .........     $   6          $  --           $ 119           $--           $ 125
                                                       =====          =====           =====           ===           =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                Millennium
                                               Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                              America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                              ------------   --------------   -------------   ------------   ----------------
2001
Cash flows from operating activities.......      $   7            $ (5)            $110           $--             $ 112
Cash flows from investing activities:
   Capital expenditures....................         --              --              (97)           --               (97)
   Proceeds from sales of property, plant &
      equipment............................         --              --               19            --                19
                                                 -----            ----             ----           ---             -----
Cash used in investing activities..........         --              --              (78)           --               (78)
Cash flows from financing activities:
   Dividends to shareholders...............         --             (35)              --            --               (35)
   Proceeds from long-term debt............        741              --               42            --               783
   Repayment of long-term debt.............       (675)             --              (61)           --              (736)
   Intercompany............................        (51)             40               11            --                --
   Decrease in notes payable...............        (17)             --              (17)           --               (34)
                                                 -----            ----             ----           ---             -----
Cash (used in) provided by financing
   activities..............................         (2)              5              (25)           --               (22)
                                                 -----            ----             ----           ---             -----
Effect of exchange rate changes on cash....         --              --               (5)           --                (5)
                                                 -----            ----             ----           ---             -----
Increase in cash and cash equivalents......          5              --                2            --                 7
Cash and cash equivalents at beginning
   of year.................................         --              --              107            --               107
                                                 -----            ----             ----           ---             -----
Cash and cash equivalents at end of year...      $   5            $ --             $109           $--             $ 114
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

(b) In light of the restatements described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Restatement of Financial Statements" in Item 7 included in this Annual Report, the Company considered whether any changes to enhance the Company's internal control processes and procedures were warranted. As a result of this consideration, the Company added personnel in its accounting department who are specifically devoted to internal control processes and procedures, instituted procedures for working more closely with the Company's outside actuary and continued a previously-initiated process to improve documentation of the bases for changes in the Company's reserves for legal and environmental matters. Except as noted in the preceding sentence, there were no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Term Scheduled to Expire in 2004

     Mr. Worley H. Clark, 71, has been the Chairman of the Board of the Company since July 2003 and was Lead Director from September 18, 2002 to July 2003. He has served as a Director of the Company since the Demerger. He was President and Chief Executive Officer of Nalco Chemical Company from 1982 until his retirement in 1994 and Chairman of Nalco Chemical Company from 1984 until such retirement. Mr. Clark is a member of the Board of Directors of Merrill Lynch & Co., Inc; Georgia-Pacific Corporation; Merchants Exchange and Exchange Cubed. He is a Trustee of The Rush Presbyterian-St. Luke's Medical Center and the Field Museum of Natural History.

     Lord Glenarthur, 59, has served as a Director of the Company since the Demerger. He was an executive of Hanson between October 1989 and the Demerger, and was Deputy Chairman of Hanson Pacific Limited between March 1994 and February 1998. Lord Glenarthur has been a member of the House of Lords in the United Kingdom (the "U.K.") since 1977. He served as the U.K. Parliamentary Under-Secretary of State at the Department of Health and Social Security from 1983 to 1985 and at the U.K. Home Office from 1985 to 1986, as Minister of State for Scotland from 1986 to 1987, and as U.K. Minister of State for Foreign and Commonwealth Affairs from 1987 to 1989. He is Chairman of the British Helicopter Advisory Board and the European Helicopter Association, Deputy Chairman of the International Federation of Helicopter Associations and a Council Member of The Air League in the U.K. He is a Director of Whirlybird Services Limited and The Medical Defence Union, a Governor of Nuffield Nursing Homes Trust (trading as Nuffield Hospitals) and a Commissioner of the Royal Hospital Chelsea.

     Mr. Robert E. Lee, 47, has served as President and Chief Executive Officer of the Company since July 2003. He was Executive Vice President -- Growth and Development of the Company from March 2001 to July 2003. He was President and Chief Executive Officer of Millennium Inorganic Chemicals Inc., a subsidiary of the Company, from June 1997 to March 2001. From the Demerger until June 1997, he served as President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries (which managed the United States operations of Hanson before the Demerger) from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

Term Scheduled to Expire in 2005

     The Honorable Mary K. Bush, 56, has served as a Director of the Company since December 2002. Since 1991, she has been President of Bush International, a firm that advises emerging market governments on banking systems and capital markets and on strategies to support free enterprise. Ms. Bush is a member of the Board of Directors of Mortgage Guaranty Insurance Corporation; The Pioneer Family of Mutual Funds; R. J. Reynolds Tobacco Company; and Brady Corporation. She also serves on the advisory boards of ManTech International Corporation and Washington Mutual Investors Fund.

     Mr. Daniel S. Van Riper, 63, has served as a Director of the Company since December 2002. He currently serves as Special Advisor to Sealed Air Corporation, a manufacturer of packaging materials and systems. From July 1998 to January 2002, he was Senior Vice President and Chief Financial Officer of Sealed Air Corporation. Prior thereto, he was a Partner serving in leadership positions at KPMG LLP, an accounting and tax firm. He is a member of the Board of Directors of Hubbell Incorporated, New Brunswick Scientific Co., Inc; and DOV Pharmaceutical, Inc. Mr. Van Riper is a member of the Dean's Board of Advisors for Rutgers Business School.

Term Scheduled to Expire in 2006

     Lord Baker of Dorking CH, 68, has served as a Director of the Company since the Demerger. Lord Baker has been a Member of the House of Lords in the U.K. since 1997. He served as a member of Parliament in the U.K. between 1968 and 1997, as U.K. Secretary of State for the Environment from 1985 to 1986, as U.K. Secretary of State for Education and Science from 1986 to 1989, as Chairman of the U.K. Conservative Party from 1989 to 1990 and as U.K. Secretary of State for the Home Office from 1990 to 1992. He is Chairman of Northern Edge Ltd., Business Serve Plc, Monster Mob Ltd., and Belmont Press (London) Ltd. He is a member of the Board of Directors of Hanson, Stanley Leisure plc, and Teather and Greenwood, and is an adviser to Cross Border Enterprises, L.L.C. He also is the President of the Royal London Society for the Blind.

     Mr. Irvin F. Diamond, 62, has served as a Director of the Company since December 2002. Since 1976, he has been a Principal of REDW Business & Financial Resources, LLC, a certified public accounting firm. He is a member of the Board of Directors of Cooper's Inc.; Healthcare Horizons, Inc.; Cimarron Health Plan; and Amerinst Insurance Group Ltd.; and a member of the Advisory Board of Directors of First National Bank of Santa Fe. Mr. Diamond is a past officer and Director of the American Institute of Certified Public Accountants and past President of the New Mexico Society of Certified Public Accountants.

     Mr. David J.P. Meachin, 63, has served as a Director of the Company since the Demerger. Mr. Meachin has been Chairman, Chief Executive and founder of Cross Border Enterprises, L.L.C., a private international merchant banking firm, since its formation in 1991. He was a Managing Director in the Investment Banking Division of Merrill Lynch & Co., Inc. from 1981 to 1991. Mr. Meachin is a member of the Advisory Board of Gowe Partners, an executive recruiting firm, Vice Chairman of the University of Cape Town Fund in New York, and a Director and past Chairman of the British American Educational Foundation.

Executive Officers

     Information regarding the Company's executive officers is included in Part I, Item 1 of the Company's Annual Report, as amended, under the heading "Senior Executive Officers."

Audit Committee

     In accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Board of Directors has established an Audit Committee comprised of the following directors: Messrs. David J.P. Meachin (Chairman), Lord Baker, Irvin F. Diamond, and Daniel S. Van Riper. The Board of Directors has designated Messrs. Diamond and Van Riper as "audit committee financial experts," as such term is defined under Item 401(h) of Regulation S-K of the Exchange Act. All members of the Audit Committee are "independent" as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and New York Stock Exchange Rule 303A.02.

Material Changes to Nominee Recommendations by Security Holders

None.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act ("Section 16") requires that reports of beneficial ownership of Common Stock and changes in such ownership be filed with the Securities and Exchange Commission ("SEC") by the Company's Directors, executive officers and persons who own more than ten-percent of the Company's Common Stock. Further, Officers, Directors and ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) filings. The Company is required to conduct a review and to identify in its Annual Report statement each Director, executive officer or ten-percent shareholder who failed to file any required report under Section 16 on a timely basis. Based solely on a review of the copies of such reports and written representations, if any, referred to in Item 405(b)(2)(i) of Regulation S-K furnished to the Company, the Company has determined that all required reports were filed on a timely basis in 2003.

Code of Ethics

     The Company has adopted a 'code of ethics', as defined in Item 406(b) of Regulation S-K. The Company's code of ethics is known as its Code of Business Conduct and applies to all directors, officers and employees of the Company, including the Company's principal executive officer, its principal financial officer and principal accounting officer, and its controller. The Company has posted its Code of Business Conduct on its website, www.millenniumchem.com, and the Code of Business Conduct is also available in print to any requesting shareholder by sending a request to the Secretary of the Company at 20 Wight Ave., Suite 100, Hunt Valley, MD 21030. In addition, the Company intends to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K, by posting such information on its website, www.millenniumchem.com.

Item 11. Executive Compensation

Directors' Remuneration and Attendance at Meetings

     Directors who are also full-time employees of the Company do not receive additional compensation for their services as Directors. Non-employee Directors have received a cash retainer of $10,000 per quarter since October 1, 1998. Since January 13, 2003, non-employee Directors have also received an additional $1,000 for each special meeting of the Board or any Committee thereof attended by a Director not held in conjunction with a regularly scheduled meeting of the Board. Additionally, commencing in July of 2003, Mr. Clark received an annual fee of $50,000 in cash and $50,000 in Common Stock for his service as Chairman of the Board and Mr. Meachin received an annual fee of $20,000 for his service as Chair of the Audit Committee. Commencing in January of 2004, Mr. Van Riper received an annual fee of $12,000 for his service as Chair of the Compensation Committee and Lord Baker received an annual fee of $8,000 for his service as Chair of the Nomination and Governance Committee. The fees paid to Messrs. Meachin and Van Riper and Lord Baker are paid quarterly in cash, in advance.

     Pursuant to the 1996 Long Term Stock Incentive Plan (the "1996 Incentive Plan"), each non-employee Director automatically was granted 2,094 shares of Common Stock on October 1, 2003. The number of shares was determined by dividing $20,000 by the closing price on the business day immediately preceding the grant date ($9.55 per share). The Company's 1996 Incentive Plan currently provides that each non-employee Director serving on October 1, 2004, and each October 1 thereafter, automatically will be granted on each such date the number of shares of Common Stock determined by dividing one-half of the annual cash retainer in effect on such date by the closing price of the Common Stock on the business day immediately preceding such date. Pursuant to the Omnibus Incentive Plan, each non-employee Director also received 6,000 shares of restricted stock on February 4, 2004, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 3, 2007, or earlier upon a Change in Control (as defined in the Omnibus Incentive Plan). Non-employee Directors are reimbursed for all reasonable expenses incurred in connection with Board and Committee meetings. The Company also pays the premiums on directors' and officers' liability and travel accident insurance policies.

Summary Compensation Table

     The following table sets forth certain information with respect to the compensation for 2003, 2002, and 2001 of the individuals who were the Company's five most highly compensated executive officers in 2003, including Mr. Lee, the Chief Executive Officer and Mr. Landuyt, the former Chairman, President and Chief Executive Officer of the Company. Mr. Landuyt resigned such positions on July 17, 2003.

                                                         Annual                           Long-Term
                                                      Compensation                      Compensation
                                                 -----------------------   --------------------------------------
                                                                             Shares         LTIP       All Other
                                                                           Underlying     Payouts    Compensation
Name and Principal Position               Year     Salary($)    Bonus($)   Options(#)    ($)(2)(3)       ($)(4)
---------------------------------------   ----   ------------   --------   ----------    ---------   ------------
Robert E. Lee..........................   2003      617,083            0      28,000       107,813       51,667
   President and Chief Executive
   Officer                                2002      575,000            0      90,000       529,599       46,455
                                          2001      575,000      190,657      61,000             0       67,080

John E. Lushefski......................   2003      412,830            0      28,000        57,000       36,513
   Executive Vice President               2002      380,000      171,000      50,000       198,142       35,260
   and Chief Financial Officer            2001      380,000       31,277      34,000             0       47,205

 Timothy E. Dowdle.....................   2003      292,000            0      20,000        42,450       26,281
   Senior Vice President--                2002      283,000      127,350      36,000       125,210       20,876
   Manufacturing, Supply Chain
   and Research and Development           2001      276,525      104,125      25,000             0       24,061

C. William Carmean.....................   2003      285,000            0      20,000        19,718       29,756
   Senior Vice President, General
   Counsel and Secretary                  2002      250,000      112,500      36,000       108,092       24,716
                                          2001      218,400       13,903      11,000       206,704       31,272

Marie S. Dreher........................   2003      265,500            0      20,000        31,938       27,258
   Senior Vice President - Strategy
   and Corporate Development              2002      255,500      102,200      30,000        84,143       20,605
                                          2001      252,375       96,899      18,000             0       22,959

William M. Landuyt.....................   2003      930,000            0      52,800       918,357    1,434,858
   Former Chairman, President and
   Chief Executive Officer(1)             2002      905,000            0     254,000     1,276,927       60,250
                                          2001      905,000      113,318     176,000             0       94,561

----------
(1) The table presents Mr. Landuyt's salary for 2003 as if he were to have remained the Company's Chairman, President and Chief Executive Officer through the end of 2003. The actual salary paid to Mr. Landuyt for his service during 2003 was $670,000. The amount disclosed under the heading "other compensation" in the table above includes $1,395,000 paid to Mr. Landuyt pursuant to his Separation and Consulting Agreement between the Company and Mr. Landuyt, dated as of September 1, 2003. In addition, upon termination of Mr. Landuyt's employment, he was entitled to payments under certain of the Company's supplemental and qualified pension plans and employee contribution plans which were not enhanced as a result of such termination.

(2) Includes Executive Long Term Incentive Plan earnings and awards credited under the Hanson Industries 1996 Long-Term Incentive Plan. The amounts shown for 2002 reflect the actual Executive Long Term Incentive Plan compensation rather than the estimated compensation reported in the Company's 2002 Proxy Statement.

(3) Messrs. Landuyt, Lee, Lushefski, Dowdle and Carmean and Ms. Dreher were granted one-time performance-based stock awards and time-vested restricted stock in 1996 and 1997 under the 1996 Incentive Plan. The table below shows the number of such shares that vested in 2003, 2002 and 2001; the number and value (at the closing price of the Common Stock on the New York Stock Exchange on December 31, 2003) of unvested performance-based shares as of December 31, 2003; and the number of performance-based shares that have been forfeited to date.

                                             Lee     Lushefski    Dowdle   Carmean    Dreher   Landuyt
                                          --------   ---------   -------   -------   -------   -------
Vested in 2003 ........................      6,079       4,342       428       347       869    17,583
Vested in 2002 ........................      6,079       4,342       427       348       868     8,685
Vested in 2001 ........................     32,215      23,011     3,415     1,841     4,602    46,022
Unvested shares .......................      6,230       4,450       488       357       890         0
Value of unvested shares ..............   $ 78,996    $ 56,426   $ 6,188    $4,527   $11,285  $      0
Forfeited to date .....................    174,437     124,598    22,606     9,968    24,918   249,195

     Dividends accrue and are paid on vested stock awards from the date of grant to the date shares are vested and distributed.

(4) The amounts shown in this column include the aggregate matching contributions under the Company's 401(k) plan, Supplemental Savings and Investment Plan (the "Supplemental Savings Plan"), and Salary and Bonus Deferral Plan (if any), for Mr. Lee of $27,769, $33,705, and $53,858; for Mr. Lushefski of $26,272, $17,757, and $27,918; for Mr. Dowdle of $18,871,
     $16,671, and $20,083; for Mr. Carmean of $17,888, $11,126, and $15,502; for
     Ms. Dreher of $16,502, $15,108, and $17,441, and for Mr. Landuyt of $27,900, $45,074, and $78,454, in each case in 2003, 2002, and 2001, respectively. All such matching employer contributions have been invested in Common Stock. Under the Company's 401(k) plan and Supplemental Savings Plan, the employer contributions may be immediately diversified by the participant. The amounts shown in this column also include the dollar value of insurance premiums paid by or on behalf of the Company with respect to disability insurance benefits, financial planning services and automobile usage fees. Excluded are certain health and medical benefits provided to the individuals named above that are available generally to all salaried employees.

Stock Option Awards

     The Compensation Committee granted the following stock option awards to Messrs. Lee, Lushefski, Dowdle and Carmean and Ms. Dreher during 2003 under the Omnibus Incentive Plan.

                            Option Grants in 2003(1)

                                        Percent of Total    Exercise                      Grant
                           Number       Options Granted       Price                       Date
                         Of Options   to All Employees in   Per Share   Expiration    Present Value
Name                       Granted           2003              ($)         Date          ($)(2)
----------------------   ----------   -------------------   ---------   ----------    -------------
Robert E. Lee.........     28,000             5.8             11.68      3/31/2013       116,760
John E. Lushefski.....     28,000             5.8             11.68      3/31/2013       116,760
Timothy E. Dowdle.....     20,000             4.1             11.68      3/31/2013        83,400
C. William Carmean....     20,000             4.1             11.68      3/31/2013        83,400
Marie S. Dreher.......     20,000             4.1             11.68      3/31/2013        83,400
William M. Landuyt....     52,800            10.9             11.68      8/30/2004(3)    220,176

----------
(1) These stock option awards were granted on March 31, 2003 under the Omnibus Incentive Plan and have an exercise price of $11.68, the closing price of the Common Stock on the New York Stock Exchange on the date of grant. One third of each award will become exercisable on each of the first, second and third anniversaries of the date of grant.

(2) This table shows the hypothetical present value of these options on the date of grant using the Black-Scholes model in accordance with the rules of the SEC. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. The ultimate value of the options will depend on the performance of the Common Stock. The actual value, if any, realized upon exercise of an option will depend on the excess of the market value of the Common Stock on the date the option is exercised over the exercise price. The following assumptions were made for purposes of calculating the original grant date present value: an option term of ten years, volatility of 48%, annual dividends of $0.54 per share, and a risk-free interest rate of 4%.

(3) The expiration date of these options, when granted, was March 31, 2013. Due to the termination of Mr. Landuyt's employment, his options vested and are now only exercisable through August 30, 2004.

     No options were exercised during 2003 by any of the named executive officers. The following table shows the number of shares of Common Stock represented by outstanding options held by each of the named officers as of December 31, 2003 under the Omnibus Incentive Plan and Stock Incentive Plan. The exercise prices of such options were $16.87, $12.24, and $11.68. The closing price of the Common Stock on the New York Stock Exchange on December 31, 2003 was $12.68.

                    Unexercised Options at December 31, 2003

                                           Value of                           Value of
                                       Unexercised In-                    Unexercised In-
                                          the-Money                          the-Money
                                       Options that are                   Options that are
    Name                 Exercisable      Exercisable     Unexercisable     Unexercisable
----------------------   -----------   ----------------   -------------   ----------------
Robert E. Lee ........      70,666           13,200           108,334          54,500
John E. Lushefski ....      39,333            7,333            72,667          42,667
Timothy E. Dowdle ....      28,667            5,280            52,333          30,560
C. William Carmean ...      19,333            5,280            47,667          30,560
Marie S. Dreher ......      22,000            4,400            46,000          28,800
William M. Landuyt ...     482,800          164,560                 0(1)            0

----------
(1) Upon the termination of Mr. Landuyt's employment, all of his options became immediately exercisable.

Executive Long Term Incentive Awards

     The Compensation Committee granted Messrs. Lee, Lushefski, Dowdle, Carmean and Mr. Landuyt and Ms. Dreher the following executive long term incentive award opportunities under the Omnibus Incentive Plan for the three-year performance period beginning January 1, 2003 and ending December 31, 2005. These awards are subject to the achievement of performance-based targets and may be forfeited if the executive's employment is terminated before the end of the performance period.

                Executive Long-Term Incentive Plan Awards In 2003

                           Performance or     Estimated Future Payouts under Non-Stock
                         Other Period Until              Price-Based Plans
                            Maturation or     ----------------------------------------
Name                          Payout(1)       Threshold($)   Target($)   Maximum($)(2)
----------------------   ------------------   ------------   ---------   -------------
Robert E. Lee.........    December 31, 2005         0         283,200       370,992
John E. Lushefski.....    December 31, 2005         0         189,600       248,376
Timothy E. Dowdle.....    December 31, 2005         0         140,160       183,610
C. William Carmean....    December 31, 2005         0         136,800       179,208
Marie S. Dreher.......    December 31, 2005         0         126,960       166,318
William M. Landuyt....    December 31, 2005         0         474,300       621,333

----------
(1) All awards granted in 2003 have a performance or vesting period commencing January 1, 2003 and ending December 31, 2005. One-half of each of these awards is based on the degree of attainment of three pre-determined strategic goals relating to the Company's (i) cumulative operating profit for wholly-owned businesses, (ii) debt to capital ratio, and (iii) overall management of its business portfolio. This half of the award is paid 60% in Common Stock (based on the daily average closing price of the Common Stock over the performance period) and 40% in cash. The remaining half of the award is based on the total shareholder return ("TSR") on the Common Stock during the performance period compared to the TSR on the common stock of certain comparable companies in the S&P Chemical Index (including reinvested dividends). This portion of the award is paid in cash. The TSR award is subject to a share-price threshold, which could reduce the award by 50% if such threshold is not met.

(2) The maximum award for the portion of the award based on the attainment of the strategic goals for any participant is 112% of the participant's target for such portion, before conversion into Common Stock. The maximum TSR-based award for any participant is 150% of the participant's target TSR-based award.

Retirement Plans

     The following table set forth the annual benefits upon retirement at age 65, without regard to statutory maximums, for various combinations of final average earnings and lengths of credited service, which would be payable to the individuals named in the Summary Compensation Table under the Company's qualified defined benefit pension plan and its supplemental retirement plans.

        Millennium Chemicals Inc. Supplemental Executive Retirement Plans

                                       Annual Benefit for Years of Credited Service Shown ($)(2)
Final 5-Year              ------------------------------------------------------------------------------
Average Earnings ($)(1)    5 Years   10 Years   15 Years    20 Years    25 Years    30 Years    35 Years
-----------------------   --------   --------   --------   ---------   ---------   ---------   ---------
  100,000                   12,500     25,000     37,500      50,000      50,000      50,000      50,000
  200,000                   25,000     50,000     75,000     100,000     100,000     100,000     100,000
  300,000                   37,500     75,000    112,500     150,000     150,000     150,000     150,000
  400,000                   50,000    100,000    150,000     200,000     200,000     200,000     200,000
  500,000                   62,500    125,000    187,500     250,000     250,000     250,000     250,000
  600,000                   75,000    150,000    225,000     300,000     300,000     300,000     300,000
  700,000                   87,500    175,000    262,500     350,000     350,000     350,000     350,000
  800,000                  100,000    200,000    300,000     400,000     400,000     400,000     400,000
  900,000                  112,500    225,000    337,500     450,000     450,000     450,000     450,000
1,000,000                  125,000    250,000    375,000     500,000     500,000     500,000     500,000
1,100,000                  137,500    275,000    412,500     550,000     550,000     550,000     550,000
1,200,000                  150,000    300,000    450,000     600,000     600,000     600,000     600,000
1,300,000                  162,500    325,000    487,500     650,000     650,000     650,000     650,000
1,400,000                  175,000    350,000    525,000     700,000     700,000     700,000     700,000
1,500,000                  187,500    375,000    562,500     750,000     750,000     750,000     750,000
1,600,000                  200,000    400,000    600,000     800,000     800,000     800,000     800,000
1,700,000                  212,500    425,000    637,500     850,000     850,000     850,000     850,000
1,800,000                  225,000    450,000    675,000     900,000     900,000     900,000     900,000
1,900,000                  237,500    475,000    712,000     950,000     950,000     950,000     950,000
2,000,000                  250,000    500,000    750,000   1,000,000   1,000,000   1,000,000   1,000,000

----------
(1) Final 5-year Average Earnings under the pension plans is defined as the average of the highest Final Average Earnings of any five calendar years in the ten calendar years preceding retirement. Final Average Earnings for any calendar year under the pension plans is defined as: W-2 compensation plus deferrals under the Company's 401(k) and Section 125 plans (plus, under the supplemental retirement plans only, deferrals of base salary and annual incentive bonuses under the Supplemental Savings Plan and the Salary and Bonus Deferral Plan), less all long-term incentive compensation and most other types of compensation that are not base salary or annual incentive bonuses. Under the supplemental retirement plans, Final Average Earnings is calculated without regard to the limitations set forth in Section 415 and 401(a)(17) of the Internal Revenue Code, as amended. Final 5-year Average Earnings is currently equal to $1,211,072, $654,012, $448,608, $331,998,
     $1,629,593, and $352,610 for Messrs. Lee, Lushefski, Dowdle, Carmean and Landuyt and Ms. Dreher, respectively. Messrs. Lee, Lushefski, Dowdle, Carmean and Landuyt and Ms. Dreher have 22, 19, 23, 14, 21 and 10 years of service, respectively, under the pension plans.

(2) Annual Benefits are computed on the basis of straight-life annuity amounts. The pension benefit set forth above is calculated as follows: Final Average Earnings times 2.5% multiplied by years of Credited Service (not to exceed 20 years). The net benefit under the supplemental retirement plans is the difference between the benefits calculated under the formula described above and the qualified pension plan formula. All capitalized terms used in this paragraph and not otherwise defined have the meanings ascribed to them in the relevant plan document.

Executive Agreements and Other Relationships

     The following is a summary of the change-in-control agreements (the "Agreements") that are in effect between the Company and each of the current executives named in the Summary Compensation Table, one other executive officer of the Company, and one vice president of the Company who is not an executive officer (each, a "Covered Individual"). Subject to certain surviving rights, the Agreements will terminate on September 30, 2005, provided that if a Change-in-Control (as defined) has taken place prior to termination of the Agreements, the Agreements shall continue in full force and effect during the two-year period after a Change-in-Control (the "Post-Change-in-Control Period"). A 'Change-in-Control' is defined in the Agreements as (i) any person (subject to certain exceptions) becoming the 'beneficial owner' (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's outstanding securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii) or (iv) of this definition or a director whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Directors of the Company) whose election by the Board of Directors of the Company or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors of the Company; (iii) the merger or consolidation of the Company with any other corporation, provided the voting securities of the Company outstanding immediately prior to the merger or consolidation do not continue to represent more than fifty percent of the combined voting power of the voting securities of the Company or the surviving entity outstanding immediately after the merger or consolidation; or (iv) approval by the Company's shareholders of a plan of complete liquidation of the Company or the sale of all or substantially all of the Company's assets (subject to certain exceptions).

     The Agreements provide that if (i) the Covered Individual terminates his or her employment for Good Reason (as defined below) during the 180-day period prior to a Change-in-Control (the "Pre-Change-in-Control Period") or the Post-Change-in-Control Period (collectively with the Pre-Change-in-Control Period, the "Change-in-Control Protection Period"); (ii) the Covered Individual terminates his or her employment for any reason within two years after a Change in Control (provided, however, that if the Company or any other entity who gains control of the Company that causes a Change in Control provides the Covered Individual with a letter of credit for the full amount of the cash lump sum payments payable under the Agreements as described below, then this clause (ii) is inapplicable to such Covered Individual during the six month period following a Change in Control; (iii) the Covered Individual's employment is terminated by the Company without Cause or due to disability during the Change-in-Control Protection Period; or (iv) the Covered Individual's employment is terminated by the Company at or after the age of 65 (in certain circumstances) during the Post-Change-in-Control Period, the Covered Individual (or, if applicable, the Covered Individual's legal representative) shall be entitled to receive: (a) in a lump sum within five days after such termination (or, if within the Pre-Change-in-Control Period, within five days after the Change-in-Control) (1) three times the highest annualized base salary in effect within 180 days prior to such termination (provided that if the termination is based on disability, such payment shall be offset by the projected disability benefits to be paid by the Company or by Company-provided insurance), (2) three times the highest annual bonus paid or payable to the Covered Individual for any of the previous three completed fiscal years and (3) three years of the maximum Company contribution under the Company's defined contribution plans; (b) three years of additional age, service and compensation credit for pension purposes; (c) financial planning and tax preparation services; and (d) provision for the Covered Individual's and his or her dependents' health coverage for three years. In addition, if the payment to the Covered Individual under his or her Agreement, together with certain other amounts paid to the Covered Individual, exceeds certain threshold amounts and results from a change in ownership as defined in Section 280G(b)(2) of the Code, the Agreements provide that the Covered Individual will receive an additional amount to cover the federal excise tax and any interest, penalties or additions to tax with respect thereto on a "grossed-up" basis. In addition to providing rights upon a Change-in-Control, the Agreements provide the Covered Individuals with certain indemnification rights.

     In the Agreements, "Cause" is defined as the Covered Individual's (i) willful misconduct with regard to the Company that has a material adverse effect in the aggregate on the Company; (ii) refusal to follow the proper written direction of the Board of Directors of the Company, unless the Covered Individual believes in good faith that such direction is illegal, unethical or immoral and promptly notifies the Board; (iii) conviction for a felony (subject to certain exceptions); (iv) breach of any fiduciary duty owed to the Company that has a material adverse effect on the Company; or (v) material fraud with regard to the Company. "Good Reason" is defined (subject to certain exceptions) as (i) certain material adverse changes in the duties or responsibilities of the Covered Individual; (ii) removal from or the failure of the Covered Individual to be re-elected to any of his positions as an officer with the Company; (iii) certain relocations of the Company's headquarter offices or the relocation of the Covered Individual to a location more than 25 miles from where they are located at the time of a Change-in-Control; (iv) if a Director during the Pre-Change-in-Control Period, the Covered Individual's removal or failure to be re-elected to the Company's Board of Directors; (v) a failure to maintain the Covered Individual as a participant in, or to continue, any bonus program in which the Covered Individual was entitled to participate during the Pre-Change-in-Control Period; (vi) any material breach by a party other than the Covered Individual of any provision of the Agreement; (vii) a reduction by the Company of the Covered Individual's rate of annual base salary within 180 days prior to a Change-in-Control; or (viii) failure by any successor to the Company to assume the Agreement.

     The Agreements apply only upon a Change in Control and do not provide any protection or benefits unless a Change-in-Control has occurred. The proposed business combination between the Company and Lyondell would constitute a Change in Control under the Agreements, the Key Employee Agreements (as defined below) and the other agreements and benefit plans described below.

     In addition to the Agreements, certain other officers and key managers of the Company and its subsidiaries have agreements (the "Key Employee Agreements") that provide severance protection upon a Change-in-Control substantially similar to that provided by the Agreements, except that (i) amounts payable and benefits provided will be determined by a multiple of two rather than three; (ii) the definitions of "Cause" and "Good Reason" in certain instances afford the Company broader rights; and (iii) the rights of the executive officer upon a Change-in-Control will be less in certain instances.

     In addition to the change-in-control provisions under the Agreements and Key Employee Agreements described above, the 1996 Incentive Plan and the agreements pursuant to which restricted stock and options have been awarded under the 1996 Incentive Plan provide that upon a Change-in-Control of the Company, unforfeited restricted stock and options will vest immediately. In addition, the unforfeited restricted stock held by any employee who is terminated by his employer without cause (as defined) or due to his disability or death or who terminates his employment for good reason (as defined) within six months prior to a Change-in-Control, will also vest upon the Change-in-Control. Under the Omnibus Incentive Plan, subject to the terms of participants' award agreements, upon the occurrence of a Change-in-Control (as defined), all options become immediately exercisable and remain exercisable throughout their entire term, all unvested restricted stock will vest immediately, and the target payout opportunities attainable under outstanding performance-based awards will vest and be deemed to have been earned for the entire performance period (or periods) (except that long-term performance awards granted in January 2004 for the 2004 through 2006 performance period will vest and be deemed to have been earned for only the year in which the Change-in-Control occurs and any previous year in that three-year performance period) based on an assumed achievement of targeted performance goals at the target level (or at such greater level if achieved) and will be distributed or paid within thirty days after the Change-in-Control. The Company's supplemental executive retirement plans, except the Company's 2003 Supplemental Executive Retirement Plan (the "2003 SERP"), provide that all accrued benefits vest upon a Change in Control, but are not payable until termination of employment. For Covered Individuals, the 2003 SERP benefits do not vest as a result of a Change-in-Control unless the Covered Individual is terminated without Cause or for Good Reason during the Change-in-Control Protection Period, or alternatively, if the Covered Individual voluntarily terminates within the Change-in-Control Protection Period without Good Reason, subject to certain restrictions. For employees with Key Employee Agreements, the 2003 SERP will only vest if such employee terminates without Cause or for Good Reason within two years after a Change-in-Control (as defined) of the Company. Finally, upon a Change-in-Control of the Company, all amounts deferred under the Company's Salary and Bonus Deferral Plan and Supplemental Savings Plan will become payable.

     The Company requires that employees pay all applicable withholding taxes before receiving any vested restricted stock. In order to permit executive officers to pay such withholding taxes without selling shares, the Company had made, prior to 2002, loans to employees secured by their vested restricted stock. All loans by the Company to executive officers have been repaid in full. In accordance with the Sarbanes-Oxley Act of 2002, the Company will not extend credit to its Directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Certain Beneficial Owners

     The following are the only persons known by the Company as of April 9, 2004 to own beneficially more than 5% of the outstanding Common Stock as of the record date, not including shares held by the Company and its subsidiaries and certain Company trusts, which are not entitled to be voted. Information in the table and footnotes is based on the most recent Statements on
Schedule 13G or 13D or amendments thereto filed by each such person with the SEC, except as otherwise known to the Company.

              Name and Address
            of Beneficial Owner              Number of Shares   Percent of Class
------------------------------------------   ----------------   ----------------
FMR Corp..................................     9,045,221(1)           14.2%
   82 Devonshire Street
   Boston, MA 02109

Capital Research and Management Company...     8,245,000(2)           12.8%
   333 South Hope Street
   Los Angeles, CA 90071

Sterling Capital Management LLC...........     7,053,865(3)           11.1%
   4064 Colony Road, Suite 300
   Charlotte, NC 28211


Vanguard Windsor Funds - Windsor II Fund..     5,868,142(4)            9.1%
   100 Vanguard Boulevard
   Malvern, PA 19355

Citigroup Global Markets Holdings Inc.....     3,927,776(5)            6.1%
   388 Greenwhich Street
   New York, NY 10013

AXA Financial, Inc........................     3,615,574(6)            5.6%
   1290 Avenue of the Americas
   New York, NY 10104

(1) Based on a Schedule 13G/A filed with the SEC, dated February 17, 2004, FMR Corp. and its affiliates have sole voting power over 1,916,030 shares and sole dispositive power over 9,045,221 shares.

(2) Based on a Schedule 13G/A filed with the SEC, dated February 13, 2004, Capital Research and Management Company has no voting power and sole dispositive power over 8,245,000 shares.

(3) Based on a Schedule 13G/A filed with the SEC, dated January 9, 2004, Sterling Capital Management LLC and its affiliates have sole voting and shared dispositive power over 7,053,865 shares.

(4) Based on a Schedule 13G/A filed with the SEC, dated February 5, 2004, Vanguard Windsor Funds - Windsor II Fund has sole voting power and shared dispositive power over 5,868,142 shares.

(5) Based on a Schedule 13G filed with the SEC, dated February 17, 2004, Citigroup Global Markets Holdings Inc. has shared voting and shared dispositive power over 3,927,776 shares.

(6) Based on a Schedule 13G/A filed with the SEC, dated March 17, 2004, AXA Financial, Inc. and its affiliates have sole voting power over 1,645,372 shares, shared voting power over 627,801 shares and shared dispositive power over 3,615,574 shares.

Directors and Executive Officers

     The following table, which is based upon information provided to the Company, sets forth the beneficial ownership of Common Stock, as of April 9, 2004, by each of the Company's Directors, director nominees, and executive officers, and all such Directors, director nominees and executive officers as a group.

                                                                         Number of Shares       % of
                                                                           Beneficially        Shares
Name                                                                          Owned         Outstanding
---------                                                                ----------------   -----------
Robert E. Lee.........................................................      170,276(a)             *
Lord Baker............................................................       17,351(b)             *
Mary K. Bush..........................................................        9,648(b)             *
Worley H. Clark, Jr...................................................       20,298(b)             *
Irvin F. Diamond......................................................       10,098(b)             *
Lord Glenarthur.......................................................       14,993(b)             *
David J. P. Meachin...................................................       12,480(b)             *
Daniel S. Van Riper...................................................        9,648(b)             *
C. William Carmean....................................................       25,109(c)             *
Marie S. Dreher.......................................................       33,141(d)             *
Timothy E. Dowdle.....................................................       50,664(e)             *
John E. Lushefski.....................................................       67,052(f)             *
Myra J. Perkinson.....................................................        9,119(g)             *

All Directors, director nominees, and executive officers as a group
   (13 persons).......................................................      449,878            .693%

----------
*    Represents less than 1%.

(a) Includes: (v) 6,230 shares of earned but unvested performance-based stock awarded under the Company's 1996 Incentive Plan which may vest in equal installments on December 31, 2004 and 2005; (w) 16,600 shares of restricted stock awarded under the Company's Omnibus Incentive Plan, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 2, 2007, or earlier upon a Change in Control (as defined); (x) 12,184 shares of Common Stock held in the Company's 401(k) plan for Mr. Lee's account; (y) 12,334 shares of Common Stock held for Mr. Lee's account in the Company's Supplemental Savings Plan; and (z) 82,662 shares of Common Stock held in the Company's Salary and Bonus Deferral Plan. Also includes 9 shares owned directly by members of Mr. Lee's immediate family, as to which Mr. Lee disclaims beneficial ownership. Does not include options granted under the Omnibus Incentive Plan.

(b) Each outside director received 6,000 shares of restricted stock awarded under the Omnibus Incentive Plan on January 23, 2003, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 3, 2007, or earlier upon a Change in Control (as defined).

(c) Includes: (v) 357 shares of earned but unvested performance-based stock awarded under the 1996 Incentive Plan, which may vest in equal installments on December 31, 2004 and 2005; (w) 6,000 shares of restricted stock awarded under the Omnibus Incentive Plan, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 2, 2007, or earlier upon a Change in Control (as defined); (x) 6,650 shares of Common Stock held in the Company's 401(k) plan for Mr. Carmean's account; (y) 2,462 shares of Common Stock held for Mr. Carmean's account in the Supplemental Savings Plan; and (z) 4,126 shares of Common Stock held in the Company's Salary and Bonus Deferral Plan. Does not include options granted under the 1996 Incentive Plan or the Omnibus Incentive Plan.

(d) Includes: (v) 890 shares of earned but unvested performance-based stock awarded under the 1996 Incentive Plan, which may vest in equal installments on December 31, 2004 and 2005; (w) 6,000 shares of restricted stock awarded under the Omnibus Incentive Plan, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 2, 2007, or earlier upon a Change in Control (as defined); (x) 5,959 shares of Common Stock held in the Company's 401(k) plan for Ms. Dreher's account; and (y) 3,040 shares of Common Stock held for Ms. Dreher's account in the Supplemental Savings Plan. Does not include options granted under the Omnibus Incentive Plan.

(e) Includes: (v) 488 shares of earned but unvested performance-based stock awarded under the 1996 Incentive Plan, which may vest in equal installments on December 31, 2004 and 2005; (w) 7,300 shares of restricted stock awarded under the Omnibus Incentive Plan, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 2, 2007, or earlier upon a Change in Control (as defined); (x) 5,629 shares of Common Stock held in the Company's 401(k) plan for Mr. Dowdle's account; (y) 3,621 shares of Common Stock held for Mr. Dowdle's account in the Supplemental Savings Plan; and (z) 25,865 shares of Common Stock held in the Company's Salary and Bonus Deferral Plan. Does not include options granted under the Omnibus Incentive Plan.

(f) Includes: (w) 4,450 shares of earned but unvested performance-based stock awarded under the 1996 Incentive Plan, which may vest in equal installments on December 31, 2004 and 2005; (x) 19,974 shares of Common Stock held in the Company's 401(k) plan for Mr. Lushefski's account; (y) 10,284 shares of Common Stock held for Mr. Lushefski's account in the Supplemental Savings Plan; and (z) 17,475 shares of Common Stock held in the Company's Salary and Bonus Deferral Plan. Does not include options granted under the Omnibus Incentive Plan.

(g) Includes: (x) 6,000 shares of restricted stock awarded under the Omnibus Incentive Plan, which may vest in equal installments on each of January 3, 2005, January 2, 2006 and January 2, 2007, or earlier upon a Change in Control (as defined); (y) 2,704 shares of Common Stock held in the Company's 401(k) plan for Ms. Perkinson's account; and (z) 415 shares of Common Stock held for Ms. Perkinson's account in the Supplemental Savings Plan. Does not include options granted under the Omnibus Incentive Plan.

Equity Compensation Plan Information

     The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees or Directors under the Company's existing equity compensation plans as of December 31, 2003. See Note 12 to the Company's Consolidated Financial Statements included in the Company's Annual Report for a discussion of the material features of all such plans.

                                                                                                         (c)
                                                     (a)                     (b)           Number of securities remaining
                                           Number of securities to     Weighted average     available for issuance under
                                           be issued upon exercise      exercise price           equity compensation
                                           of outstanding options,      of outstanding            plans (excluding
                                                 warrants and              options,             securities reflected
Plan Category                                     rights (#)         warrants and rights         in column (a)) (#)
----------------------------------------   -----------------------   -------------------   ------------------------------
Equity compensation plans approved by
   security holders (1).................        2,920,358(2)               14.94(4)                   2,282,201

Equity compensation plans not approved
   by security holders..................          674,471                     --                             --

   Total................................        3,594,829(3)               14.94                      2,282,201

(1) The Company's shareholders approved the 1996 Incentive Plan in 1997 and the Omnibus Incentive Plan in 2001. All stock options have been granted under the 1996 Plan or the Omnibus Incentive Plan. Time-vested restricted stock awards were granted under the 1996 Incentive Plan. All Long Term Incentive and Executive Long Term Incentive awards in 2001 and thereafter were granted under the Omnibus Incentive Plan.

(2) Includes an estimated 126,113 shares to be granted under the 2003 Long Term Incentive Plan and the 2003 Executive Long Term Incentive Plan if a change in control (including the proposed transaction between the Company and Lyondell) occurs. See "Recent Developments" in Item 1 of this Form 10-K/A.

(3) Includes the weighted average exercise price of all outstanding stock options but excludes performance-based stock awards, time-vested restricted stock awards, Long Term Incentive and Executive Long Term Incentive awards, and deferrals under the Salary and Bonus Deferral Plan.

Changes In Control

     The Company and Lyondell announced on March 29, 2004 that their respective Boards of Directors approved, and the companies executed, a definitive agreement for a stock-for stock business combination of the companies. The proposed transaction is subject to customary closing conditions, including approval by the shareholders of both the Company and Lyondell. The transaction is expected to close in the third quarter of 2004.

     The transaction involves the merger of a newly created subsidiary of the Company into the Company in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and preferred stock issued by the Company to Lyondell immediately before the merger will be converted into common stock of the Company. As a result, the Company will become a wholly-owned subsidiary of Lyondell. For more information concerning the proposed transaction, see "Recent Developments" in Item I of this Form 10-K/A.

     For additional information regarding entitlements for the Company's directors and certain Company employees if the transaction were to occur, please see the Joint Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

     The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed for audit-related services, tax services and all other services rendered by PricewaterhouseCoopers LLP during those periods:

                                                            2003         2002
                                                         ----------   ----------
Audit fees (1)                                           $2,134,438   $1,660,857

Audit-related fees (2)                                   $   80,743   $   69,900

Tax fees (3)                                             $1,027,076   $1,997,555

All other fees (4)                                       $    3,000   $    9,845
                                                         ----------   ----------
   Total                                                 $3,245,257   $3,738,157

----------
(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements, reviews of the Company's quarterly consolidated financial statements filed on Form 10-Q, comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audits of foreign subsidiaries, and other attest services.

(2) Audit-related fees consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. Audit-related services include audits of employee benefits, internal control reviews, consultation concerning financial accounting and reporting standards, and attest services not required by statute or regulation.

(3) Tax fees consist of fees billed for professional services for federal, state and international tax compliance, advice and planning.

(4) All other fees consist of fees billed for products and services provided, other than the services reported under (1) through (3) above. This category includes miscellaneous advisory services.

     In all instances since the Company's Audit Committee adopted the Company's pre-approval policy described below, performance of these services were pre-approved by the Company's Audit Committee, except for $127,350 in the category of "Tax Services" for the year ended December 31, 2003, which was paid in 2003 under a pre-existing contingency fee arrangement for services associated with sales tax.

Pre-Approval Policy

     The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditor. In May of 2003, the Audit Committee established and the Audit Committee and Board of Directors adopted the Company's "Independent Auditor - Approval of Service Policy, which sets forth the procedures and conditions pursuant to which both audit and non-audit services proposed to be performed by the independent auditor are pre-approved.

     The Audit Committee annually reviews and pre-approves general types of services that may be provided by the independent auditor. Any service proposed that has not received general pre-approval by the Audit Committee, or which exceeds the fee levels established for a particular pre-approved category of services, must be specifically pre-approved by the Audit Committee at a regularly scheduled meeting or at a special meeting, as necessary. The maximum term of any pre-approval is 12 months from the date of such pre-approval.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The Following Documents are Filed as Part of This Report:

1.   Supplemental Financial Information.

     The Supplemental Financial Information relating to Equistar consists of the following:

                                                                                                       Page of
                                                                                                     This Report
                                                                                                     -----------
Financial Statements of Equistar:

   Report of PricewaterhouseCoopers LLP ..........................................................       F-1
   Consolidated Statements of Income -- Years Ended December 31, 2003, 2002, and 2001 ............       F-2
   Consolidated Balance Sheets -- December 31, 2003 and 2002 .....................................       F-3
   Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002 and 2001 .........       F-4
   Consolidated Statements of Partners' Capital -- Years Ended December 31, 2003, 2002 and 2001...       F-5
   Notes to Consolidated Financial Statements ....................................................   F-6 to F-23

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

3.   Exhibits.

Exhibit
Number                       Description of Document
-------                      -----------------------
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

Exhibit
Number                       Description of Document
-------                      -----------------------
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

10.4(e)   Fourth Amendment, dated as of November 18, 2003, to the Credit
          Agreement dated as of June 18, 2001, with the Bank of America, N.A.
          and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)*

10.5      Form of Change in Control Agreements between Millennium America
          Holdings Inc., (or certain of its subsidiaries), and each of Robert E.
          Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher, John E.
          Lushefski and Myra J. Perkinson (Filed as Exhibit 10.7 to the 2002
          Form 10-K)*+

10.6(a)   Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as
          Exhibit 10.23 to the Form 10)*'D'

Exhibit
Number                       Description of Document
-------                      -----------------------
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

10.8(b)   Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan
          (Filed as Exhibit 10.11(b) to the 2002 Form 10-K)*'D'

10.9(a)   Millennium Chemicals Grandfathered Supplemental Executive Retirement
          Plan (Filed as Exhibit 10.15(b) to the 2000 Form 10-K)*'D'

10.9(b)   Amendment dated as of November, 2002, to the Millennium Chemicals
          Grandfathered Supplemental Executive Retirement Plan**'D'

10.10(a)  Millennium Petrochemicals Grandfathered Supplemental Executive
          Retirement Plan (Filed as Exhibit 10.16 to the 2000 Form 10-K)*'D'

10.10(b)  Amendment dated as of November, 2002, to the Millennium Petrochemicals
          Grandfathered Supplemental Executive Retirement Plan*'D'

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

Exhibit
Number                       Description of Document
-------                      -----------------------
10.14(a)  Millennium Chemicals Inc. Supplemental Savings and Investment Plan
          (Filed as Exhibit 10.29 to the 1998 Form 10-K)*'D'

10.14(b)  Amendment to the Millennium Chemicals Inc. Supplemental Savings and
          Investment Plan (Filed as Exhibit 10.20(b) to the 2002 Form 10-K)**'D'

10.15     Millennium Chemicals Inc. 2003 Long Term Incentive Plan*'D'

10.16     Millennium Chemicals Inc. 2004 Long Term Incentive Plan*'D'

10.17     Millennium Chemicals Inc. 2003 Executive Long Term Executive Plan*'D'

10.18     Millennium Chemicals Inc. 2004 Executive Long Term Incentive Plan*'D'

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

10.20(a) Millennium Chemicals Inc. Omnibus Incentive Compensation Plan (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'

10.20(b)  Form of Stock Option Agreement under Omnibus Incentive Compensation
          Plan (Filed as Exhibit 10.24(b) to the 2001 Form 10-K)*'D'

10.20(c)  Amendment to Millennium Chemicals Inc. 2001 Omnibus Incentive
          Compensation Plan (Filed as Exhibit 10.24(c) to the 2002 Form 10-K)*'D'

10.20(d)  Amendment dated as of November, 2002, to the Millennium Chemicals Inc.
          2001 Omnibus Incentive Compensation Plan**'D'

10.20(e)  Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
          Plan Restricted Stock Award Agreement for Non-Employee Directors*'D'

10.20(f)  Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
          Plan Performance Unit Award Agreement for International Officers and
          Key Employees*'D'

10.20(g)  Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
          Plan Restricted Stock Award Agreement for International Officers and
          Key Employees*'D'

10.20(h)  Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation
          Plan Restricted Stock Award Agreement for Officers and Key
          Employees*'D'

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

Exhibit
Number                       Description of Document
-------                      -----------------------
10.24     Amended and Restated Parent Agreement among Lyondell, the Company and
          Equistar, dated as of November 6, 2002, (Filed as Exhibit 10.29 to the
          November 26, 2002 8-K)*

21.1      Subsidiaries of the Company*

23.1      Consent of PricewaterhouseCoopers LLP**

23.2      Consent of PricewaterhouseCoopers LLP **

31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

99.1      Information relevant to forward-looking statements*

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

April 27, 2004

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
                                                           ======   =======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                                ---------------
Millions of dollars                                              2003     2002
-------------------                                             ------   ------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  199   $   27
   Accounts receivable:
      Trade, net                                                   471      490
      Related parties                                              137      135
   Inventories                                                     408      424
   Prepaid expenses and other current assets                        46       50
                                                                ------   ------
      Total current assets                                       1,261    1,126
Property, plant and equipment, net                               3,334    3,565
Investments                                                         60       65
Other assets, net                                                  373      296
                                                                ------   ------
Total assets                                                    $5,028   $5,052
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
                                                                ======   ======

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the year ended December 31,
                                                                  -------------------------------
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
                                                                      =====   =======   =====

               See Notes to the Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                    Accumulated
                                                Partners' Accounts                     Other
                                  ----------------------------------------------   Comprehensive   Comprehensive
Millions of dollars               Lyondell   Millennium   Occidental     Total     Income (Loss)   Income (Loss)
-------------------               --------   ----------   ----------   ---------   -------------   -------------
Balance at January 1, 2001         $  476      $1,517      $ 1,547     $ 3,540        $    --

   Net loss                          (115)        (84)         (84)       (283)            --         $  (283)
   Other comprehensive income -
      Minimum pension liability        --          --           --          --            (19)            (19)
      Other                            --          --           --          --             (1)             (1)
                                  -------      ------      -------     -------        -------         -------
   Comprehensive loss                                                                                 $  (303)
                                                                                                      =======
Balance at December 31, 2001       $  361      $1,433      $ 1,463     $ 3,257        $   (20)

   Net loss                          (569)       (383)        (347)     (1,299)            --         $(1,299)
   Lyondell purchase of
      Occidental interest           1,116          --       (1,116)         --             --
   Other comprehensive income -
      minimum pension liability        --          --           --          --            (17)            (17)
                                  -------      ------      -------     -------        -------         -------
   Comprehensive loss                                                                                 $(1,316)
                                                                                                      =======
Balance at December 31, 2002       $  908      $1,050      $    --     $ 1,958        $   (37)

   Net loss                          (239)       (100)          --        (339)            --         $  (339)
   Other comprehensive income -
      minimum pension liability        --          --           --          --             16              16
      Other                            --          --           --          --              3               3
                                  -------      ------      -------     -------        -------         -------
   Comprehensive loss                                                                                 $  (320)
                                                                                                      =======
Balance at December 31, 2003       $  669      $  950      $    --     $ 1,619        $   (18)
                                  =======      ======      =======     =======        =======

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

                                                 For the year ended December 31,
                                                 -------------------------------
Millions of dollars                                   2003     2002     2001
-------------------                                  -----   -------   -----
Reported income (loss) before
   cumulative effect of accounting change            $(339)  $  (246)  $(283)
Add back: goodwill amortization                         --        --      33
                                                     -----   -------   -----
Adjusted income (loss) before
   cumulative effect of accounting change            $(339)  $  (246)  $(250)
                                                     =====   =======   =====

Reported net income (loss)                           $(339)  $(1,299)  $(283)
Add back: goodwill amortization                         --        --      33
                                                     -----   -------   -----
Adjusted net income (loss)                           $(339)  $(1,299)  $(250)
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

Through December 31, 2003, Equistar acted as a sales agent for the methanol products of Lyondell. Equistar also provides operating and other services for Lyondell, including the lease to Lyondell by Equistar of the real property on which the methanol plant is located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

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

Related party transactions are summarized as follows:

                                                       For the year ended December 31,
                                                       -------------------------------
Millions of dollars                                         2003       2002   2001
-------------------                                         ----       ----   ----
Equistar billed related parties for:
   Sales of products and processing services:
      Lyondell                                              $610       $459   $405
      Occidental                                             448        358    441
      LCR                                                    467        340    377
      Millennium                                              46         43     55
      Oxy Vinyls                                              55         42     48

   Shared services and shared site agreements:
      LCR                                                      3          4      3
      Lyondell                                                18         16     18
      Millennium                                               8          9     17

   Natural gas purchased for Lyondell                         98         76     86

Related parties billed Equistar for:
   Purchases of products:
      LCR                                                   $227       $218   $203
      Millennium                                              10         10     15
      Lyondell                                                 5          1      4
      Occidental                                               1          1      1

   Shared services, transition and lease agreements:
      Lyondell                                               154        134    135
      Millennium                                              15         16     19
      Occidental                                               7          7      6
      LCR                                                     --          1      2

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

In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace Equistar's previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

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

Equistar did not capitalize any interest during 2003, 2002 and 2001 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

                                     2003                         2002
                          --------------------------   --------------------------
                                  Accumulated                  Accumulated
Millions of dollars       Cost   Amortization    Net   Cost   Amortization   Net
-------------------       ----   ------------   ----   ----   ------------   ----
Intangible assets:
   Turnaround costs       $249      $ (77)      $172   $193      $ (94)      $ 99
   Software costs          153        (85)        68    150        (66)        84
   Debt issuance costs      45        (11)        34     43        (13)        30
   Catalyst costs           34        (20)        14     23        (11)        12
   Other                    70        (16)        54     58        (17)        41
                          ----      -----        ---   ----      -----        ---
Total intangible assets   $551      $(209)       342   $467      $(201)       266
                          ====      =====              ====      =====
Pension asset                                     18                           21
Other                                             13                            9
                                                ----                         ----
Total other assets                              $373                         $296
                                                ====                         ====

Scheduled amortization of these intangible assets for the next five years is estimated to be $58 million in 2004, $53 million in 2005, $49 million in 2006, $39 million in 2007 and $29 million in 2008.

                             EQUISTAR CHEMICALS, LP

Depreciation and amortization expense is summarized as follows:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                        2003   2002   2001
                                                        ----   ----   ----
Millions of dollars
--------------------
Property, plant and equipment                           $246   $242   $237
Goodwill                                                  --     --     33
Turnaround costs                                          30     24     20
Software costs                                            16     15     12
Other                                                     15     17     17
                                                        ----   ----   ----
   Total depreciation and amortization                  $307   $298   $319
                                                        ====   ====   ====

In addition, amortization of debt issuance costs of $7 million, $7 million and $2 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Consolidated Statements of Income.

7.   Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

                                                                     2003   2002
                                                                     ----   ----
Millions of dollars
-------------------
Taxes other than income                                              $ 74   $ 65
Interest                                                               64     65
Contractual obligations                                                30     34
Payroll and benefits                                                   27     42
Deferred revenues                                                      14     --
Other                                                                  32     17
                                                                     ----   ----
   Total accrued liabilities                                         $241   $223
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

                             EQUISTAR CHEMICALS, LP

9.   Long-Term Debt

Long-term debt consisted of the following at December 31:

                                                                 2003     2002
                                                                ------   -------
Millions of dollars
-------------------
Bank credit facility:
   Inventory-based revolving credit facility                    $   --   $   --
   Revolving credit facility                                        --       --
   Term loan due 2007                                               --      296
Other debt obligations:
   Medium-term notes due 2003-2005                                   1       30
   Senior Notes due 2004, 8.50%                                     --      300
   Notes due 2006, 6.50%                                           150      150
   Senior Notes due 2008, 10.125%                                  700      700
   Senior Notes due 2009, 8.75%                                    600      600
   Senior Notes due 2011, 10.625%                                  700       --
   Debentures due 2026, 7.55%                                      150      150
   Other                                                             3        3
   Unamortized premium (discount), net                              10       (1)
                                                                ------   ------
      Total                                                      2,314    2,228
Less current maturities                                             --       32
                                                                ------   ------
      Total long-term debt                                      $2,314   $2,196
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

                             EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                           Other
                                                Pension Benefits   Postretirement Benefits
                                                ----------------   -----------------------
Millions of dollars                                2003   2002           2003    2002
-------------------                                ----   ----          -----   -----
Change in benefit obligation:
   Benefit obligation, January 1                   $170   $147          $ 108   $ 112
   Service cost                                      17     16              3       2
   Interest cost                                     10     11              7       7
   Plan amendments                                   --     (2)            --     (13)
   Actuarial loss (gain)                              1      8              5       2
   Benefits paid                                     (8)   (10)            (4)     (2)
                                                   ----   ----          -----   -----
   Benefit obligation, December 31                  190    170            119     108
                                                   ----   ----          -----   -----
Change in plan assets:
   Fair value of plan assets, January 1             102    107
   Actual return on plan assets                      23    (13)
   Partnership contributions                         15     18
   Benefits paid                                     (8)   (10)
                                                   ----   ----
   Fair value of plan assets, December 31           132    102
                                                   ----   ----
   Funded status                                    (58)   (68)          (119)   (108)
   Unrecognized actuarial and investment loss        56     76             12       7
   Unrecognized prior service cost                   (2)    (2)            12      14
                                                   ----   ----          -----   -----
   Net amount recognized                           $ (4)  $  6          $ (95)  $ (87)
                                                   ====   ====          =====   =====
Amounts recognized in the
   Consolidated Balance Sheet consist of:
   Prepaid benefit cost                            $ 18   $ 21          $  --   $  --
   Accrued benefit liability                        (42)   (51)           (95)    (87)
   Accumulated other comprehensive income            20     36             --      --
                                                   ----   ----          -----   -----
   Net amount recognized                           $ (4)  $  6          $ (95)  $ (87)
                                                   ====   ====          =====   =====
Additional Information:
Accumulated benefit obligation
   for defined benefit plans, December 31          $158   $142
Increase (decrease) in minimum liability
   included in other comprehensive loss             (16)    17

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars               2003   2002
-------------------               ----   ----
Projected benefit obligation      $171   $150
Accumulated benefit obligations    139    123
Fair value of assets               109     81

                             EQUISTAR CHEMICALS, LP

Net periodic pension and other postretirement benefit costs included the following components:

                                              Pension Benefits    Other Postretirement Benefits
                                             ------------------   -----------------------------
Millions of dollars                          2003   2002   2001         2003   2002   2001
-------------------                          ----   ----   ----         ----   ----   ----
Components of net periodic
   benefit cost:
   Service cost                              $ 17   $ 16   $ 16          $ 3    $ 2    $ 2
   Interest cost                               10     11     10            7      7      6

   Actual (gain) loss on plan assets          (23)    13      6           --     --     --
   Less-unrecognized gain (loss)               15    (24)   (17)          --     --     --
                                             ----   ----   ----          ---    ---    ---
   Recognized gain on plan assets              (8)   (11)   (11)          --     --     --

   Amortization of actuarial and
      investment loss                           7      4      2           --     --     --
   Prior service cost                          --     --     --            2      2     --
   Net effect of curtailments, settlements
      and special termination benefits         --     --      3           --     --      2
                                             ----   ----   ----          ---    ---    ---
   Net periodic benefit cost                 $ 26   $ 20   $ 20          $12    $11    $10
                                             ====   ====   ====          ===    ===    ===

The assumptions used in determining the net benefit liability were as follows at December 31:

                                                        Other Postretirement
                                     Pension Benefits         Benefits
                                     ----------------   --------------------
                                        2003   2002         2003   2002
                                        ----   ----         ----   ----
Weighted-average assumptions as of
   December 31:
   Discount rate                        6.25%  6.50%        6.25%  6.50%
   Rate of compensation increase        4.50%  4.50%

The assumptions used in determining net benefit cost were as follows at December 31:

                                     Pension Benefits    Other Postretirement Benefits
                                    ------------------   -----------------------------
                                    2003   2002   2001        2003   2002   2001
                                    ----   ----   ----        ----   ----   ----
Weighted-average assumptions
   for the year:
   Discount rate                    6.50%  7.00%  7.50%       6.50%  7.00%  7.50%
   Expected return on plan assets   8.00%  9.50%  9.50%
   Rate of compensation increase    4.50%  4.50%  4.50%

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

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

                      Pension     Other
                      Benefits   Benefits
                      --------   --------
Millions of dollars
2004                     $10       $ 6
2005                      12         7
2006                      13         7
2007                      14         8
2008                      15         8
2009 through 2013         92        47

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

Millions of dollars
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

Millions of dollars                     Petrochemicals   Polymers   Unallocated   Eliminations   Consolidated
-------------------                     --------------   --------   -----------   ------------   ------------
For the year ended December 31, 2003:
Sales and other operating revenues:
   Customers                                $4,522        $2,023      $   --        $    --         $6,545
   Intersegment                              1,514           --           --         (1,514)            --
                                            ------        ------      ------        -------         ------
                                             6,036         2,023          --         (1,514)         6,545

Operating income (loss)                        124           (78)       (135)            --            (89)
Total assets                                 3,388         1,283         357             --          5,028
Capital expenditures                            74            32          --             --            106
Depreciation and amortization expense          228            57          22             --            307

For the year ended December 31, 2002:
Sales and other operating revenues:
   Customers                                $3,669        $1,868      $   --        $    --         $5,537
   Intersegment                              1,288            --          --         (1,288)            --
                                            ------        ------      ------        -------         ------
                                             4,957         1,868          --         (1,288)         5,537

Operating income (loss)                        146           (74)       (116)            --            (44)
Total assets                                 3,410         1,438         204             --          5,052
Capital expenditures                            58            59           1             --            118
Depreciation and amortization expense          217            58          23             --            298

For the year ended December 31, 2001:
Sales and other operating revenues:
   Customers                                $3,929        $1,980      $   --        $    --         $5,909
   Intersegment                              1,455            --          --         (1,455)            --
                                            ------        ------      ------        -------         ------
                                             5,384         1,980          --         (1,455)         5,909

Operating income (loss)                        275          (186)       (188)            --            (99)
Total assets                                 3,474         1,400       1,464             --          6,338
Capital expenditures                            84            24           2             --            110
Depreciation and amortization expense          204            58          57             --            319

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
                                                            ====   ====   ======

                                                                     SCHEDULE II

                            MILLENNIUM CHEMICALS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended 2001, 2002 and 2003
                               Dollars in millions

                                                                                      Additions
                                                                               -----------------------
                                                                   Balance     Charged to   Charged to                Balance at
                                                                at Beginning    Costs and      Other                    End of
                                                                   of Year      Expenses     Accounts    Deductions      Year
                                                                ------------   ----------   ----------   ----------   ----------
Year ended December 31, 2001 Deducted from asset accounts:
     Allowance for doubtful accounts ........................        $ 4          $ 4         $--         $ (1)(a)        $ 7
     Valuation allowance for deferred tax assets ............         79           --           8(b)       (61)(c)         26
Year ended December 31, 2002 Deducted from asset accounts:
     Allowance for doubtful accounts ........................          7           --          --           --              7
     Valuation allowance for deferred tax assets ............         26           --          15(d)        (6)(c)         35
Year ended December 31, 2003 Deducted from asset accounts:
     Allowance for doubtful accounts ........................          7            1           1           --              9
     Valuation allowance for deferred tax assets ............         35           --          62(e)        --             97

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

                                  Exhibit Index

Exhibit
 Number                           Description of Document
--------                          -----------------------
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

10.9(b)    Amendment dated as of November, 2002, to the Millennium
           Chemicals Grandfathered Supplemental Executive Retirement Plan'D'

10.10(b)   Amendment dated as of November, 2002, to the Millennium
           Petrochemicals Grandfathered Supplemental Executive Retirement Plan'D'

10.11(b)   Amendment dated as of November, 2002, to the Millennium Inorganic
           Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan'D'

10.12(b)   Amendment dated as of November, 2002, to the Millennium Specialty
           Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan'D'

10.14(b)   Amendment dated as of November, 2002, to the Millennium Chemicals Inc.
           Supplemental Savings and Investment Plan'D'

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



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as..................  'r'
 The dagger symbol shall be expressed as................................  'D'
 Characters normally expressed as subscript shall be preceded by........  [u]
 The section symbol shall be expressed as............................... 'SS'