Form 10-Q
period 2004-03-31
MILLENNIUM CHEMICALS INC
filed 2004-05-14
CIK 1018099

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

                  For the quarterly period ended March 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,970,023 shares of Common Stock, par value $.01 per share, as of April 30, 2004, excluding 12,926,563 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote.

================================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I  FINANCIAL INFORMATION

        Item 1 Financial Statements..........................................................     3
        Item 2 Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.................................................................    24
        Item 3 Quantitative and Qualitative Disclosures about Market Risk....................    36
        Item 4 Controls and Procedures.......................................................    37

Part II OTHER INFORMATION

        Item 1 Legal Proceedings.............................................................    38
        Item 6 Exhibits and Reports on Form 8-K..............................................    38
        Signature............................................................................    39

     In this Quarterly Report on Form 10-Q (the "Quarterly Report"), the terms "our", "we", and "the Company" refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

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

     The Company also periodically reports adjusted net or operating income
(loss) or adjusted EBITDA, excluding designated items. Management believes that excluding these items generally helps investors to compare operating performance between two periods. Such adjusted data are not reported without an explanation of the items that are excluded.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                     March 31,    December 31,
                                                                                       2004           2003
                                                                                    -----------   ------------
                                                                                    (unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents ....................................................     $  196         $  209
   Trade receivables, net .......................................................        323            277
   Inventories ..................................................................        417            457
   Other current assets .........................................................         77             65
                                                                                      ------         ------
      Total current assets ......................................................      1,013          1,008
Property, plant and equipment, net ..............................................        753            766
Investment in Equistar ..........................................................        471            469
Other assets ....................................................................         54             51
Goodwill ........................................................................        104            104
                                                                                      ------         ------
      Total assets ..............................................................     $2,395         $2,398
                                                                                      ======         ======
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable ................................................................     $    6         $   --
   Current maturities of long-term debt .........................................          5              6
   Trade accounts payable .......................................................        260            236
   Income taxes payable .........................................................          3              5
   Accrued expenses and other liabilities .......................................        146            124
                                                                                      ------         ------
      Total current liabilities .................................................        420            371
Long-term debt ..................................................................      1,409          1,461
Deferred income taxes ...........................................................        284            287
Other liabilities ...............................................................        324            325
                                                                                      ------         ------
      Total liabilities .........................................................      2,437          2,444
                                                                                      ------         ------
Commitments and contingencies (Note 13)
Minority interest ...............................................................         28             27
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding) ..............................................         --             --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares at March 31, 2004 and December 31, 2003) .........          1              1
   Paid in capital ..............................................................      1,289          1,292
   Accumulated deficit ..........................................................       (987)          (977)
   Accumulated other comprehensive loss .........................................       (131)          (141)
   Treasury stock, at cost (13,224,871 and 13,905,687 shares at March 31, 2004
      and December 31, 2003, respectively) ......................................       (247)          (260)
   Unearned restricted shares ...................................................         (2)            (1)
   Deferred compensation ........................................................          7             13
                                                                                      ------         ------
      Total shareholders' deficit ...............................................        (70)           (73)
                                                                                      ------         ------
         Total liabilities and shareholders' deficit ............................     $2,395         $2,398
                                                                                      ======         ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
                                                                              2004     2003
                                                                             ------   ------
Net sales ...............................................................    $  465   $  415
Operating costs and expenses
   Cost of products sold ................................................       388      331
   Depreciation and amortization ........................................        24       27
   Selling, development and administrative expense ......................        33       30
   Asset impairment charges .............................................         3       --
   Combination costs ....................................................         3       --
   Reorganization and office closure costs ..............................         1       --
                                                                             ------   ------
      Operating income ..................................................        13       27
Interest expense ........................................................       (27)     (23)
Interest income .........................................................         2        1
Earnings (loss) on Equistar investment ..................................         2      (43)
Other expense, net ......................................................        (1)      --
                                                                             ------   ------
Loss before income taxes, minority interest and cumulative effect of
   accounting change ....................................................       (11)     (38)
Benefit from income taxes ...............................................         2       15
                                                                             ------   ------
Loss before minority interest and cumulative effect of accounting
   change ...............................................................        (9)     (23)
Minority interest .......................................................        (1)      (3)
                                                                             ------   ------
Loss before cumulative effect of accounting change ......................       (10)     (26)
Cumulative effect of accounting change ..................................        --       (1)
                                                                             ------   ------
Net loss ................................................................    $  (10)  $  (27)
                                                                             ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change ........................    $(0.16)  $(0.41)
   From cumulative effect of accounting change ..........................       --     (0.02)
                                                                             ------   ------
   After cumulative effect of accounting change .........................    $(0.16)  $(0.43)
                                                                             ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
                                                                               2004   2003
                                                                               ----   ----
Cash flows from operating activities:
   Net loss .............................................................      $(10)  $(27)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Cumulative effect of accounting change ............................        --      1
      Asset impairment charges ..........................................         3     --
      Depreciation and amortization .....................................        24     27
      Deferred income tax benefit .......................................        (5)   (21)
      (Earnings) loss on Equistar investment ............................        (2)    43
      Minority interest .................................................         1      3
      Other, net ........................................................        (9)    (2)
      Changes in assets and liabilities:
         Increase in trade receivables ..................................       (44)   (13)
         Decrease in inventories ........................................        41     18
         (Increase) decrease in other current assets ....................        (8)     1
         Increase (decrease) in trade accounts payable ..................        25    (36)
         Increase in accrued expenses and other liabilities and
            income taxes payable ........................................        26      4
         Decrease in other liabilities ..................................        (5)   (12)
                                                                               ----   ----
      Cash provided by (used in) operating activities ...................        37    (14)
                                                                               ----   ----
Cash flows from investing activities:
   Capital expenditures .................................................       (10)    (8)
                                                                               ----   ----
      Cash used in investing activities .................................       (10)    (8)
                                                                               ----   ----
Cash flows from financing activities:
   Dividends to shareholders ............................................        --     (9)
   Proceeds from long-term debt .........................................        16     96
   Repayment of long-term debt ..........................................       (70)   (66)
   Increase (decrease) in notes payable .................................         6     (1)
   Proceeds from exercise of stock options ..............................         3     --
                                                                               ----   ----
      Cash (used in) provided by financing activities ...................       (45)    20
                                                                               ----   ----
Effect of exchange rate changes on cash .................................         5      2
                                                                               ----   ----
Decrease in cash and cash equivalents ...................................       (13)    --
Cash and cash equivalents at beginning of year ..........................       209    125
                                                                               ----   ----
Cash and cash equivalents at end of period ..............................      $196   $125
                                                                               ====   ====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except share data)

Note 1 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Annual Report on Form 10-K of Millennium Chemicals Inc. (the "Company") for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary to present fairly the financial position and results of operations for the interim periods are included in the accompanying unaudited consolidated financial statements.

     The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Minority interest represents the minority ownership of the Company's Brazilian subsidiary and the La Porte Methanol Company. All significant intercompany accounts and transactions have been eliminated. The Company's 29.5% investment in Equistar Chemicals, LP ("Equistar"), a joint venture between the Company and Lyondell Chemical Company ("Lyondell"), is accounted for by the equity method; accordingly, the Company's share of Equistar's pre-tax net income or loss is included in net income or loss.

Note 2 - Agreement for a Stock-for-Stock Business Combination

     On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to the Company, Lyondell and their respective shareholders.

     The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before closing. The Company's shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. Between the two prices, the exchange ratio varies proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

     The transaction is subject to customary conditions, including approval by both companies' shareholders and receipt of required regulatory approvals and amendments to each of Lyondell's and the Company's credit agreements and Lyondell's receivables sales facility. The transaction is expected to close in the third quarter of 2004. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas.

     For the three months ended March 31, 2004, the Company has incurred approximately $3 of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

Note 3 - Loss per Share and Stock-Based Compensation

     The weighted-average number of equivalent shares of common stock outstanding used in computing loss per share is as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                      2004         2003
                                                                   ----------   ----------
Weighted-average common stock outstanding - basic and diluted...   64,497,266   63,852,822
                                                                   ==========   ==========

     The calculation of diluted loss per share for the three months ended March 31, 2004 does not include 83,119 restricted shares, 135,211 options to purchase Common Stock, 196,050 shares held in trust for the Company's employee benefit plans, and shares associated with the Company's 4.00% Convertible Senior Debentures, as more fully described in Note 9. The calculation of diluted loss per share for the three months ended March 31, 2003 does not include 53,957 restricted shares and 219,140 shares held in trust for the Company's employee benefit plans. The effect of including these options and shares would be antidilutive due to the reported net losses in each of these periods.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. SFAS No. 123 also allows the Company to continue to account for stock-based compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     Disclosure on a pro forma basis of net loss and related per-share amounts as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation is omitted because the effect on pro forma net loss is not significant.

Note 4 - Recent Accounting Developments

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The amount of the asset retirement obligations was $13 at each of March 31, 2004 and December 31, 2003. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company's reported assets and liabilities by $2 and $3, respectively.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, `Consolidated Financial Statements'" ("FIN 46R"). FIN 46R requires the assets, liabilities, and results of operations of a variable interest entity ("VIE") to be consolidated in the financial statements of the enterprise considered to be the primary beneficiary of that entity. The Company evaluated material relationships with certain entities that were considered potential VIEs.
The Company concluded, with one possible exception discussed below, that those entities are not VIEs or the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate those entities.

     The Company evaluated its long-term obligations with one entity that may be a VIE. The Company has no equity interest in this entity and has confirmed that the entity is consolidated by an equity owner. The Company has not been able to obtain the financial information from the entity necessary to determine whether the Company is the primary beneficiary of the entity. Management of the entity cited confidentiality considerations with regard to the decision not to provide the Company with certain financial information. The Company pays approximately $3 in plant and equipment rental charges on an annual basis to this entity.

     In March 2004, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

stock. EITF 03-6 becomes effective for periods beginning after March 31, 2004. The Company is currently evaluating the impact of implementing EITF 03-6 on its financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-1"). FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act of 2003"), which was signed into law on December 8, 2003, under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes" as well as in making disclosures related to its plans as required by SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" until the FASB develops and issues authoritative guidance on accounting for the Federal subsidies provided by the Medicare Act of 2003. The Medicare Act of 2003 introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. On March 16, 2004, the FASB issued proposed FSP No. FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Proposed FSP No. FAS 106-b"). The Proposed FSP No. FAS 106-b provides guidance on the accounting for the effects of the Medicare Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits, including related income tax accounting and rules for transition, under which some companies may have to restate previous quarters' financial statements in certain circumstances. If the Proposed FSP No. FAS 106-b is approved, its provisions will go into effect for most companies as of the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plan accounting.

Note 5 - Asset Impairment Charges

     Asset impairment charges in the first quarter of 2004 of $3 represented the write off of expenditures for property, plant and equipment at the Company's
Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

Note 6 - Reorganization and Office Closure Costs

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

     The Company has recorded cumulative charges related to the program of $19 (including $1 for the three months ended March 31, 2004), of which $18 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", as appropriate. Cumulative severance-related cash payments of $22 for the implementation of this program were made through March 31, 2004, including $8 in the first quarter of 2004. Substantially all of the remainder of the cash payments relating to this program,

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(Continued)
                    (Dollars in millions, except share data)

which are estimated to be approximately $4, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at March 31, 2004. The cumulative charges of $19 associated with the cost reduction program are less than the cumulative severance-related cash payments of $22 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 - European Receivables Securitization Program

     From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at March 31, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through March 31, 2003 was $95. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. For the quarter ended March 31, 2003, the aggregate loss on sale associated with this arrangement was $1 and was included in selling, development and administrative ("S,D&A") costs. Servicing liabilities associated with the transaction were not significant.

Note 8 - Inventories

     Inventories are stated at the lower of cost or market value.

                                    March 31,   December 31,
                                       2004         2003
                                    ---------   ------------
Finished products................      $240         $258
In-process products..............        36           38
Raw materials....................        73           96
Maintenance parts and supplies...        68           65
                                       ----         ----
                                       $417         $457
                                       ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 9 - Long-Term Debt and Credit Arrangements

     The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                                    April 1-                                                      Total at     Total at
                                  December 31,                                                   March 31,   December 31,
                                      2004       2005   2006   2007   2008   2009   Thereafter      2004         2003
                                  ------------   ----   ----   ----   ----   ----   ----------   ---------   ------------
Revolving loans................        $--        $--   $ --    $--   $ --    $--      $ --        $   --       $   52
7.00% Senior Notes.............         --         --    500     --     --     --        --           500          500
7.625% Senior Debentures.......         --         --     --     --     --     --       250           250          250
9.25% Senior Notes.............         --         --     --     --    475     --        --           475          475
4.00% Convertible Senior
   Debentures..................         --         --     --     --     --     --       150           150          150
Other long-term debt...........          4          5      5      2      1      1         3            21           23
                                       ---        ---   ----    ---   ----    ---      ----        ------       ------
Maturities of long-term debt...        $ 4        $ 5   $505    $ 2   $476    $ 1      $403         1,396        1,450
                                       ===        ===   ====    ===   ====    ===      ====
Non-cash components of
   long-term debt..............                                                                        18           17
                                                                                                   ------       ------
Total debt.....................                                                                     1,414        1,467
Less: current maturities of
   long-term debt..............                                                                        (5)          (6)
                                                                                                   ------       ------
Total long-term debt...........                                                                    $1,409       $1,461
                                                                                                   ======       ======

     On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006 (the "Credit Agreement") and $103 of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

     On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003, filed an amended registration statement. However, as of March 31, 2004, the exchange offer registration statement had not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 additional amount of notes. This additional interest will be paid until such time as the registration statement becomes effective.

     The Company had $21 of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $129 of unused availability under such facility at March 31, 2004. In

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 at March 31, 2004. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $43 at March 31, 2004.

     The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of March 31, 2004, $21 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loans as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio, as defined.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2004.

     The financial covenants in the Credit Agreement, prior to the amendment consummated in the fourth quarter of 2003, which is described below, included a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. To permit the Company to be in compliance, these covenants were also amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon the consummation of an offering in June 2002 of $100 additional principal amount of the 9.25% Senior Notes and using such proceeds for the repayment of all of the $35 of outstanding borrowings at that time under the Revolving Loans and to repay $65 outstanding under the Term Loans. The amendment in the second quarter of 2003 was not conditioned on the sale of $100 additional principal amount of the 9.25% Senior Notes in April 2003. The amendment in the fourth quarter of 2003 was conditioned on the Company obtaining at least $110 of long-term financing in the capital markets, which the Company satisfied by the sale by Millennium Chemicals of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 amended, among other things, the maximum availability under the Credit Agreement from $175 to $150, the performance criteria for the Interest Coverage Ratio, the definition of EBITDA, and replaced the Leverage Ratio with a Senior Secured Leverage Ratio. Under the financial covenants now in effect, the Company is required to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to
1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to 1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and
1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions;
(iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, and the Senior Secured Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale. In addition, the maximum availability under the Credit Agreement will be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 from November 18, 2003, the effective date of the fourth quarter 2003 amendment. Any sale involving Equistar or certain inventory or accounts receivable will reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement);
(2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

(which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. As a result of the announced stock-for-stock business combination with Lyondell, the Company will have to obtain amendments or waivers of certain provisions of its Credit Agreement prior to the closing of the proposed transaction. At a minimum, the Company expects that it will have to obtain a waiver of Section 6.05 of the Credit Agreement, which relates to the convenant that the Company will not consolidate with or merge into any other person or sell or otherwise dispose of certain assets, as defined, and Section 7(m), which relates to a Change in Control triggering an Event of Default, each as defined.

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at March 31, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company's Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

     The consummation of the announced stock-for-stock business combination with Lyondell is expected to give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder's securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

     The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company's Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

rate of 73.3568 shares per one thousand dollar principal amount of debentures. The conversion privilege may be exercised under the following circumstances:

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

          o during the five business-day period after any period of ten consecutive trading days in which the trading price per one thousand dollar principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company's Common Stock and the then current conversion rate; and

          o at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody's, or B-or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to be required to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio, as adjusted in accordance with the Agreement of Merger between the Company and Lyondell.

     Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last reported sales price of Common Stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of Common Stock. At the current market prices of Lyondell common stock, this percentage would be approximately 1.4% per quarter.

     At March 31, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures, and 4.00% Convertible Senior Debentures.

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

     On March 29, 2004, S&P placed the Company's ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody's placed the Company's credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies have signed a definitive agreement that, if completed, will result in the acquisition of the Company by Lyondell in a stock-for-stock transaction. Moody's cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company's credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

Note 10 - Derivative Instruments and Hedging Activities

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

     Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of March 31, 2004, these contracts had expiration dates no later than October 25, 2004.

     The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were gains of $2 for the three months ended March 31, 2004 and were not significant for the three months ended March 31, 2003.

     In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were insignificant for each of the three months ended March 31, 2004 and 2003. Hedge ineffectiveness had no impact on earnings for the first quarter of 2004 or 2003. No forward exchange contract cash flow hedges were discontinued during the first quarter of 2004 or 2003. The Company currently estimates that net gains of approximately $1 on foreign currency cash flow hedges included in OCI at March 31, 2004 will be reclassified to earnings during the next twelve months.

     Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of March 31, 2004, there were no such contracts outstanding. The mark-to-market gains or losses on qualifying hedges were included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affected earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. Net amounts on commodity swaps designated as cash flow hedges reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged were insignificant for the three months ended March 31, 2004, and were gains of $1 for the three months ended March 31, 2003. Hedge ineffectiveness had no impact on earnings for the first quarter of 2004

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

or 2003. No commodity swap cash flow hedges were discontinued in the first quarter of 2004, and commodity swap cash flow hedges that were discontinued in the first quarter of 2003 were not significant. The Company had no gains or losses on commodity swaps included in OCI at March 31, 2004.

     In addition, the Company utilizes commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net gains and losses included in earnings were not significant in each of the three months ended March 31, 2004 and 2003.

     Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At March 31, 2004, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was approximately $6 at March 31, 2004 resulting in an increase in the carrying value of long-term debt and the recognition of a corresponding swap asset. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. Hedge ineffectiveness had no significant impact on earnings for the first quarter of 2004 or 2003.

Note 11 - Pension and Other Postretirement Benefits

     The following table provides the components of net periodic benefit cost and the amount of contributions and benefits paid:

                                                                                Other Postretirement
                                                     Pension Benefits                 Benefits
                                                For the Three Months Ended   For the Three Months Ended
                                                        March 31,                     March 31,
                                                --------------------------   --------------------------
                                                        2004   2003                  2004   2003
                                                        ----   ----                  ----   ----
Net periodic benefit cost (income)
   Service cost, including interest..........           $  3   $  3                   $--    $--
   Interest on PBO...........................             13     13                    --      1
   Return on plan assets.....................            (16)   (17)                   --     --
   Amortization of unrecognized net loss.....              3      2                    --     --
   Amortization of prior service cost........             --     --                    (1)    --
                                                        ----   ----                   ---    ---
   Net periodic benefit cost (income)........              3      1                    (1)     1
   Defined contribution plans................              1      1                    --     --
                                                        ----   ----                   ----   ---
   Net periodic benefit cost (income)........           $  4   $  2                   $(1)   $ 1
                                                        ====   ====                   ===    ===
Company pension trust contributions..........           $  5   $  2
                                                        ====   ====
Company other postretirement benefits paid...                                         $ 3    $ 2
                                                                                      ===    ===

     The Company expects to contribute approximately $12 to pension plan trusts during 2004.

     As a result of rising medical benefit costs and competitive business conditions, the Company announced in the first quarter of 2004 that, effective April 1, 2004, it will reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company's accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, the Company is recognizing this reduction ratably over approximately thirteen years through other postretirement employee benefit ("OPEB") net periodic benefit cost. Estimated OPEB net periodic benefit cost for the year ending December 31, 2004, after giving effect to this change, will be income of approximately $4 compared to a benefit cost of $2 for the year ended December 31, 2003. The Company estimates that cash payments for retiree medical and insurance benefits for the year ending December 31, 2004 will be approximately $11, which is slightly less than such payments made for the year ended December 31, 2003, as the Company transitions to the subsidy plan. Cash payments for retiree medical and insurance benefits in subsequent years are estimated to be significantly less than in 2003.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 12 - Comprehensive Income (Loss)

     The following table sets forth the components of other comprehensive income and total comprehensive income (loss):

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                   2004   2003
                                                                   ----   ----
Net loss....................................................       $(10)  $(27)
Other comprehensive income
   Net gains (losses) on derivative financial instruments...          1     (3)
   Currency translation adjustment..........................          9     13
                                                                   ----   ----
Total comprehensive income (loss)...........................       $ --   $(17)
                                                                   ====   ====

Note 13 - Commitments and Contingencies

     Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals is one of a number of defendants in 100 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Millennium Inorganic Chemicals is one of a number of defendants in 80 premises-based asbestos cases filed in late 2003 in Baltimore County, Maryland. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. Defunct indirect Company subsidiaries are among a number of defendants in 65 premises-based asbestos cases in Texas.

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

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA") under a "one-hour" ozone standard. Emission reduction controls for nitrogen oxides ("NOx"), which contribute to ozone formation, must be installed at each of Equistar's six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 and $200. Equistar's cumulative capital expenditures through March 31, 2004 totaled $80. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds ("HRVOCs"). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or "TCEQ," plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an "eight-hour" ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ will continue with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

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

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $49 and $78 and has accrued $62 as of March 31, 2004. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company's S,D&A costs. Expenses resulting from changes in estimated liabilities for these contingencies for the three months ended March 31, 2004 were $6 and for the three months ended March 31, 2003 were not significant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its Demerger to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 14 - Operations by Business Segment

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The following is a summary of the Company's operations by business segment:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                  2004    2003
                                                  ----    ----
Net sales
   Titanium Dioxide and Related Products ...      $333   $288
   Acetyls .................................       106    102
   Specialty Chemicals .....................        26     25
                                                  ----   ----
      Total ................................      $465   $415
                                                  ====   ====
Operating income (loss)
   Titanium Dioxide and Related Products ...      $ 12   $ 21
   Acetyls .................................         9      7
   Specialty Chemicals .....................         2      2
   Other ...................................       (10)    (3)
                                                  ----   ----
      Total ................................      $ 13   $ 27
                                                  ====   ====
Depreciation and amortization
   Titanium Dioxide and Related Products ...      $ 19   $ 22
   Acetyls .................................         3      3
   Specialty Chemicals .....................         2      2
                                                  ----   ----
      Total ................................      $ 24   $ 27
                                                  ====   ====
Capital expenditures
   Titanium Dioxide and Related Products ...      $  9   $  7
   Acetyls .................................         1     --
   Specialty Chemicals .....................        --      1
   Other ...................................        --     --
                                                  ----   ----
      Total ................................      $ 10   $  8
                                                  ====   ====

                                               March 31,   December 31,
                                                  2004         2003
                                               ---------   ------------
Goodwill
   Titanium Dioxide and Related Products ...      $ 56         $ 56
   Acetyls .................................        48           48
                                                  ----         ----
      Total ................................      $104         $104
                                                  ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 15 - Information on Equistar

     The following is summarized financial information for Equistar:

                                                 March 31,   December 31,
                                                    2004         2003
                                                 ---------   ------------
Current assets ...............................     $1,225       $1,261
Noncurrent assets ............................      3,741        3,767
                                                   ------       ------
   Total assets ..............................     $4,966       $5,028
                                                   ======       ======

Current liabilities ..........................     $  688       $  754
Noncurrent liabilities .......................      2,674        2,673
Partners' capital ............................      1,604        1,601
                                                   ------       ------
   Total liabilities and partners' capital ...     $4,966       $5,028
                                                   ======       ======

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        2004     2003
                                                       ------   ------
Net sales .........................................    $1,962   $1,641
Operating income (loss) ...........................        61      (96)
Net income (loss) .................................         5     (146)

     On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment for product to be delivered under a long-term supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

Note 16 - Supplemental Financial Information

     Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4.00% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2004 and December 31, 2003, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three month periods ended March 31, 2004 and 2003, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders' deficit of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
                                              Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                             America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
March 31, 2004

                  ASSETS
Inventories ..............................      $   --           $ --            $  417        $    --           $  417
Other current assets .....................          80              1               515             --              596
Property, plant and equipment, net .......          --             --               753             --              753
Investment in Equistar ...................          --             --               471             --              471
Investment in subsidiaries ...............         339             86                --           (425)              --
Other assets .............................          15              3                36             --               54
Goodwill .................................          --             --               104             --              104
Due from parent and affiliates, net ......         655             --                --           (655)              --
                                                ------           ----            ------        -------           ------
   Total assets ..........................      $1,089           $ 90            $2,296        $(1,080)          $2,395
                                                ======           ====            ======        =======           ======
       LIABILITIES AND SHAREHOLDERS'
              (DEFICIT) EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    5        $    --           $    5
Other current liabilities ................          34              8               373             --              415
Long-term debt ...........................       1,245            150                14             --            1,409
Deferred income taxes ....................          --             --               284             --              284
Other liabilities ........................          --             --               324             --              324
Due to parent and affiliates, net ........          --              2               653           (655)              --
                                                ------           ----            ------        -------           ------
   Total liabilities .....................       1,279            160             1,653           (655)           2,437
Minority interest ........................          --             --                28             --               28
Shareholders' (deficit) equity ...........        (190)           (70)              615           (425)             (70)
                                                ------           ----            ------        -------           ------
   Total liabilities and shareholders'
      (deficit) equity ...................      $1,089           $ 90            $2,296        $(1,080)          $2,395
                                                ======           ====            ======        =======           ======
December 31, 2003

                  ASSETS
Inventories ..............................      $   --           $ --            $  457        $    --           $  457
Other current assets .....................          24              1               526             --              551
Property, plant and equipment, net .......          --             --               766             --              766
Investment in Equistar ...................          --             --               469             --              469
Investment in subsidiaries ...............         354             80                --           (434)              --
Other assets .............................          12              3                36             --               51
Goodwill .................................          --             --               104             --              104
Due from parent and affiliates, net ......         733             --                --           (733)              --
                                                ------           ----            ------        -------           ------
   Total assets ..........................      $1,123           $ 84            $2,358        $(1,167)          $2,398
                                                ======           ====            ======        =======           ======
       LIABILITIES AND SHAREHOLDERS'
              (DEFICIT) EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    6        $    --           $    6
Other current liabilities ................           9              1               355             --              365
Long-term debt ...........................       1,295            150                16             --            1,461
Deferred income taxes ....................          --             --               287             --              287
Other liabilities ........................          --             --               325             --              325
Due to parent and affiliates, net ........          --              6               727           (733)              --
                                                ------           ----            ------        -------           ------
   Total liabilities .....................       1,304            157             1,716           (733)           2,444
Minority interest ........................          --             --                27             --               27
Shareholders' (deficit) equity ...........        (181)           (73)              615           (434)             (73)
                                                ------           ----            ------        -------           ------
   Total liabilities and shareholders'
      (deficit) equity ...................      $1,123           $ 84            $2,358        $(1,167)          $2,398
                                                ======           ====            ======        =======           ======

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
                                              Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                             America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
Three Months Ended
March 31, 2004
Net sales ................................       $ --            $ --             $465            $--             $465
Cost of products sold ....................         --              --              388             --              388
Depreciation and amortization ............         --              --               24             --               24
Selling, development and
   administrative expense ................         --              --               33             --               33
Asset impairment charges .................         --              --                3             --                3
Combination costs ........................         --              --                3             --                3
Reorganization and office closure
   costs .................................         --              --                1             --                1
                                                 ----            ----             ----            ---             ----
   Operating income ......................         --              --               13             --               13
Interest expense, net ....................        (23)             (2)              --             --              (25)
Intercompany interest income (expense),
   net ...................................         25              --              (25)            --               --
Earnings on Equistar investment ..........         --              --                2             --                2
Equity in loss of subsidiaries ...........        (12)             (9)              --             21               --
Other expense, net .......................         --              --               (2)            --               (2)
(Provision for) benefit from income
   taxes .................................         (1)              1                2             --                2
                                                 ----            ----             ----            ---             ----
   Net loss ..............................       $(11)           $(10)            $(10)           $21             $(10)
                                                 ====            ====             ====            ===             ====

Three Months Ended
March 31, 2003
Net sales ................................       $ --            $ --             $415            $--             $415
Cost of products sold ....................         --              --              331             --              331
Depreciation and amortization ............         --              --               27             --               27
Selling, development and administrative
   expense ...............................         --              --               30             --               30
                                                 ----            ----             ----            ---             ----
   Operating income ......................         --              --               27             --               27
Interest expense, net ....................        (22)             --               --             --              (22)
Intercompany interest income (expense),
   net ...................................         24              (1)             (23)            --               --
Loss on Equistar investment ..............         --              --              (43)            --              (43)
Equity in loss of subsidiaries ...........        (41)            (25)              --             66               --
Other expense, net .......................         --              --               (3)            --               (3)
(Provision for) benefit from income
   taxes .................................         (1)             --               16             --               15
Cumulative effect of accounting change ...          1              (1)              (1)            --               (1)
                                                 ----            ----             ----            ---             ----
   Net loss ..............................       $(39)           $(27)            $(27)           $66             $(27)
                                                 ====            ====             ====            ===             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued


                                                                                                                    Millennium
                                                   Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                                  America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                                  ------------   --------------   -------------   ------------   ----------------
Three Months Ended
March 31, 2004
Cash flows from operating activities ..........       $ 22            $(1)            $ 16             $--            $ 37
                                                      ----            ---             ----             ---            ----
Cash flows from investing activities
   Capital expenditures .......................         --             --              (10)             --             (10)
                                                      ----            ---             ----             ---            ----
      Cash used in investing activities .......         --             --              (10)             --             (10)
                                                      ----            ---             ----             ---            ----
Cash flows from financing activities
   Proceeds from long-term debt ...............         16             --               --              --              16
   Repayment of long-term debt ................        (68)            --               (2)             --             (70)
   Intercompany ...............................         85             (8)             (77)             --              --
   Increase in notes payable ..................         --              6               --              --               6
   Proceeds from exercise of stock
      options .................................         --              3               --              --               3
                                                      ----            ---             ----             ---            ----
      Cash provided by (used in)
         financing activities .................         33              1              (79)             --             (45)
                                                      ----            ---             ----             ---            ----
Effect of exchange rate changes on cash .......         --             --                5              --               5
                                                      ----            ---             ----             ---            ----
Increase (decrease) in cash and cash
   equivalents ................................         55             --              (68)             --             (13)
Cash and cash equivalents at beginning of
   year .......................................         20             --              189              --             209
                                                      ----            ---             ----             ---            ----
Cash and cash equivalents at end of period ....       $ 75            $--             $121             $--            $196
                                                      ====            ===             ====             ===            ====

Three Months Ended
March 31, 2003

Cash flows from operating activities ..........       $ 25            $(1)            $(38)            $--            $(14)
                                                      ----            ---             ----             ---            ----
Cash flows from investing activities
   Capital expenditures .......................         --             --               (8)             --              (8)
                                                      ----            ---             ----             ---            ----
      Cash used in investing activities .......         --             --               (8)             --              (8)
                                                      ----            ---             ----             ---            ----
Cash flows from financing activities
   Dividends to shareholders ..................         --             (9)              --              --              (9)
   Proceeds from long-term debt ...............         95             --                1              --              96
   Repayment of long-term debt ................        (61)            --               (5)             --             (66)
   Intercompany ...............................        (64)            10               54              --              --
   Increase in notes payable ..................         --             --               (1)             --              (1)
                                                      ----            ---             ----             ---            ----
      Cash (used in) provided by financing
         activities ...........................        (30)             1               49              --              20
                                                      ----            ---             ----             ---            ----
Effect of exchange rate changes on
   cash .......................................         --             --                2              --               2
                                                      ----            ---             ----             ---            ----
(Decrease) increase in cash and cash
   equivalents ................................         (5)            --                5              --              --
Cash and cash equivalents at beginning of
   year .......................................          6             --              119              --             125
                                                      ----            ---             ----             ---            ----
Cash and cash equivalents at end of period ....       $  1            $--             $124             $--            $125
                                                      ====            ===             ====             ===            ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Disclosure Concerning Forward-Looking Statements

     The statements in this Quarterly Report that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. and its majority-owned subsidiaries ("the Company") or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

     These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:

     o the ability of the Company to complete its proposed business combination with Lyondell Chemical Company ("Lyondell"), as described in more detail in "Agreement for a Stock-for-Stock Business Combination" below.

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

     o legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits, and other claims; and

     o the Company's substantial indebtedness and its impact on the Company's cash flow, business operations and ability to obtain additional financing;

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

              Agreement for a Stock-for-Stock Business Combination

     On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to the Company, Lyondell and their respective shareholders.

     The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before closing. The Company's shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. Between the two prices, the exchange ratio varies proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

     The transaction is subject to customary conditions, including approval by both companies' shareholders and receipt of required regulatory approvals and amendments to each of Lyondell's and the Company's credit agreements and Lyondell's receivables sales facility. The transaction is expected to close in the third quarter of 2004. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's common stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell's current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell's Chairman of the Board of Directors, will each continue in their respective roles. Two independent members of the Company's current Board will join the Lyondell Board, effective at the time of the closing.

     In addition, in connection with the proposed transaction Lyondell and Millennium have filed relevant materials with the Securities and Exchange Commission, including Lyondell's registration statement containing a preliminary joint proxy statement/prospectus, which was filed on April 26, 2004. The definitive joint proxy statement/prospectus will be sent to holders of Lyondell's and the Company's common stock when it becomes available. Investors and security holders are urged to read the preliminary joint proxy statement/prospectus on file with the Securities and Exchange Commission, the definitive joint proxy statement/prospectus when it becomes available and any other relevant documents filed by Lyondell or the Company because they contain, or will contain, important information. Investors and security holders may obtain a free copy of the preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and other documents filed by Lyondell and the Company with the Securities and Exchange Commission for free at the Securities and Exchange Commission's website at www.sec.gov. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by the Company may be obtained free from the Company by calling the Company's Investor Relations Department at (410) 229-8113. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by Lyondell may also be obtained free from Lyondell by calling Lyondell's Investor Relations Department at (713) 309-4590.

     For additional information relating to the proposed transaction, including risk factors, please refer to the preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available).

     The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell's executive officers and directors is available in its proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004, and information regarding the Company's directors and executive officers is available in its Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission.

     For the three months ended March 31, 2004, the Company has incurred approximately $3 million of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

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

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded cumulative charges related to the program of $19 million (including $1 million for the three months ended March 31, 2004), of which $18 million was for severance-related costs and $1 million was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Cumulative severance-related cash payments of $22 million for the implementation of this program were made through March 31, 2004, including $8 million in the first quarter of 2004. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $4 million, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. The cumulative charges of $19 million associated with the cost reduction program are less than the cumulative severance-related cash payments of $22 million because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

                                Operating Results

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's selling, development and administrative ("S,D&A") costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the unaudited Consolidated Financial Statements included in this Quarterly Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004.

                       Results of Consolidated Operations

                                                                   Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                     2004     2003
                                                                    ------   ------
                                                              (Millions, except share data)
Net sales..................................................         $  465   $  415
Operating income...........................................             13       27
Earnings (loss) on Equistar investment.....................              2      (43)
Loss before cumulative effect of accounting change.........            (10)     (26)
Net loss...................................................            (10)     (27)
Basic and diluted loss per share:
   Before cumulative effect of accounting change...........          (0.16)   (0.41)
   After cumulative effect of accounting change............          (0.16)   (0.43)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

          The Company's net loss was $10 million or $0.16 per share for the three months ended March 31, 2004 and $27 million or $0.43 per share for the corresponding period in 2003. In the first quarter of 2003, the Company reported a charge of $1 million or $0.02 per share for the cumulative effect of an accounting change for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", due to required changes in the method for recognizing asset retirement obligations. The Company's pre-tax loss decreased by $27 million in the first quarter of 2004 compared to the corresponding period in 2003, primarily due to a $45 million improvement in earnings (loss) from the Company's investment in Equistar, partially offset by a $14 million decrease in operating income and a $3 million increase in net interest expense.

          The Company's operating income in the first quarter of 2004 of $13 million decreased $14 million, from $27 million in the first quarter of 2003, due to a decrease in operating income of $9 million in the Titanium Dioxide and Related Products business segment and an increase of $7 million in Other operating loss not identified with the three separate business segments, partially offset by a $2 million increase in operating income in the Acetyls business segment. Operating income in the Specialty Chemicals business segment for the first quarter of 2004 was consistent with the corresponding period in the prior year.

          Net sales of $465 million in the first quarter of 2004 increased by $50 million, or 12%, from the same period in the prior year primarily due to higher sales volume in all three of the Company's business segments, particularly the Titanium Dioxide and Related Products business segment, and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments.

          Manufacturing and other costs of sales were generally higher in the first quarter of 2004 compared to the corresponding quarter of the prior year primarily due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, partially offset by higher fixed cost absorption due to higher plant operating rates, particularly in the Titanium Dioxide and Related Products business segment. Despite lower natural gas costs in the first quarter of 2004, manufacturing and other costs of sales in the Acetyls business segment were higher compared to the first quarter of 2003 primarily due to higher ethylene costs and higher inventory costs carried into the first quarter of 2004.

          S,D&A costs of $33 million in the first quarter of 2004 increased by $3 million from the first quarter of 2003 due to a net increase in expenses not identified with the three separate business segments, including expenses of $6 million in the first quarter of 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses. Certain S,D&A costs are lower as the result of the Company's cost reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above); however, certain other S,D&A costs are higher, including pension costs.

          Asset impairment charges in the first quarter of 2004 of $3 million represented expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

          Combination costs in the first quarter of 2004 of $3 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the acquisition of the Company by Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above).

          The Company reported pre-tax earnings from its investment in Equistar of $2 million for the three months ended March 31, 2004, an improvement of $45 million compared to the pre-tax loss of $43 million for the three months ended March 31, 2003. The loss in the first quarter of 2003 included the Company's share of a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar's results for the first quarter of 2004 compared to the same period of 2003 is primarily due to higher product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials. In addition, the first quarter of 2004 benefited from 5% higher ethylene and derivative sales volume. The improving economic conditions and tight supply and demand balances in several of Equistar's products contributed to improved operating results at Equistar during the first quarter of 2004 compared to the first quarter of 2003. Despite first quarter 2004 crude oil prices that exceeded those experienced during the first quarter of 2003, the economics of ethylene production from Equistar's liquid-based crackers improved compared to the first quarter of 2003. This was due to the significantly higher co-product sales prices in the first quarter of 2004 that more than offset the impact of the higher crude oil prices.

Outlook for 2004

          The Company expects seasonally higher TiO[u]2 sales volume and improved TiO[u]2 average selling prices in local currencies in the second quarter of 2004 compared to the first quarter of 2004 in the Titanium Dioxide and Related Products business segment. The Company expects to realize higher selling prices as a result of implementing previous price announcements. Lower production volume is expected in the second quarter of 2004 due to the scheduling of planned maintenance activities.

          In the second quarter of 2004, sales volume for the Acetyls business segment is expected to be similar to the first quarter of 2004 and average selling prices in local currency are expected to be slightly higher. In the second quarter of 2004, scheduled maintenance shutdowns will reduce production volume. Additionally, quarter-to-date prices paid and future prices indicate higher costs in the second quarter of 2004 for natural gas, Acetyls' primary raw material. These higher costs may compress margins.

          In the second quarter of 2004, business conditions in the Specialty Chemicals business segment are expected to be similar to the first quarter of 2004.

          Improving industry conditions have enabled Equistar to deal with continuing high and volatile raw material and energy prices more successfully than at any other time in the past three years. Although it may be premature to say that the economy and the chemical industry have entered a sustained strong upturn, with continued solid global economic growth and some stabilization of energy prices, Equistar could benefit from improvement in both demand and product margins during the course of 2004. Equistar's sales volume for key products has improved thus far in the second quarter of 2004. Equistar completed a major maintenance turnaround in the second quarter of 2004, which will have some effect on the quarter's operating results.

                                Segment Analysis

Titanium Dioxide and Related Products

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
                                                                  (Millions)
Net sales..................................................       $333   $288
Operating income...........................................         12     21

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

          Operating income in the Titanium Dioxide and Related Products business segment for the first quarter of 2004 was $12 million, a decrease of $9 million, or 43%, compared to the corresponding quarter of 2003 as higher sales volume ($7 million) and higher selling prices ($1 million) were more than offset by higher manufacturing and other costs of sales ($13 million) and higher S,D&A expenses ($1 million). Additionally, operating income for the first quarter of 2004 included asset impairment charges of $3 million, which represented the write off of expenditures for property, plant and equipment at the Company's Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

     Sales revenue in the first quarter of 2004 of $333 million increased by $45 million, or 16%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. TiO[u]2 sales volume in the first quarter of 2004 was 15% higher than the prior year quarter, with increases reported in all major geographic regions globally except Central and South America. Overall, the Company estimates that the global TiO[u]2 market increased approximately 3% to 5% compared to the first quarter of the prior year due to improved global economic conditions. The Company's average
TiO[u]2 selling price for the first quarter of 2004 in local currencies was 7% lower than the first quarter of the prior year, but was similar to the prior year quarter in US dollar terms.

     Manufacturing and other costs of sales in the first quarter of 2004 were higher than the corresponding quarter of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, partially offset by higher fixed cost absorption due to increased production volume, lower depreciation expense due to the writedown of assets at the Le Havre manufacturing plant, and lower energy and raw material costs. The overall operating rate of the Company's TiO[u]2 plants was 93% in the first quarter of 2004 compared to 88% in the same period of 2003. The increase in operating rates was due to strong operating performance across the operating facilities in response to increased demand.

     S,D&A expenses in the first quarter of 2004 increased by $1 million or 5% compared to the prior year quarter.

Acetyls

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
                                                                  (Millions)
Net sales..................................................       $106   $102
Operating income...........................................          9      7

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

          Operating income in the Acetyls business segment of $9 million for the three months ended March 31, 2004 increased by $2 million, or 29%, compared to operating income of $7 million in the first quarter of 2003 primarily due to higher average selling prices ($3 million) and higher sales volume ($1 million), partially offset by higher manufacturing and other costs of sales ($2 million).

     Net sales for the first quarter of 2004 of $106 million increased by $4 million, or 4%, from the prior year quarter primarily due to slightly higher average selling prices. The aggregate weighted-average selling price in US dollars for vinyl acetate monomer ("VAM") and acetic acid increased by 4% from the first quarter of 2003 primarily due to the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. Aggregate sales volume for VAM and acetic acid for the first quarter of 2004 was 8% higher than the first quarter of 2003.

     Manufacturing and other costs of sales for VAM and acetic acid in the first quarter of 2004 were higher than the first quarter of 2003, despite lower natural gas costs in the first quarter of 2004, primarily due to higher ethylene costs and higher-cost inventory carried into the first quarter of 2004 compared to the first quarter of 2003 due to higher average feedstock costs in December 2003, particularly natural gas and ethylene.

     S,D&A expenses in the first quarter of 2004 were similar to S,D&A expenses in the same period of 2003.

Specialty Chemicals

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
                                                                  (Millions)
Net sales .................................................        $26    $25
Operating income ..........................................          2      2

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Operating income in the Specialty Chemicals business segment for the three months ended March 31, 2004 of $2 million was similar to operating income for the three months ended March 31, 2003. Lower average selling prices in the first quarter of 2004 were offset by lower S,D&A costs.

     Net sales for the three months ended March 31, 2004 of $26 million increased by $1 million, or 4%, compared to the three months ended March 31, 2003. Sales volume in the first quarter of 2004 was 8% higher than the first quarter of 2003 as sales volume increased across most product lines. However, the weighted average selling price for Specialty Chemicals products decreased by 4% from the first quarter of 2003. The combination of competitive pricing and proportionally higher sales volume in lower-priced product lines contributed to the decrease in average selling prices in the first quarter of 2004 compared to the same period of 2003.

     Manufacturing and other costs of sales in the first quarter of 2004 were similar to the first quarter of 2003. The average cost of crude sulfate turpentine ("CST"), the principal raw material used in the business, and costs for raw materials other than CST were higher in the first quarter of 2004 than in the prior year quarter. However, the increase in manufacturing costs per unit was offset by lower distribution costs per unit.

     S,D&A costs for the three months ended March 31, 2004 were $1 million, or 33%, lower than the same period of 2003.

Other

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
                                                                  (Millions)
Operating loss.............................................       $(10)  $(3)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Operating loss not identified with the three separate business segments for the three months ended March 31, 2004 was $7 million higher than the three months ended March 31, 2003 primarily due to expenses of $6 million in the first quarter of 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses, $3 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the acquisition of the Company by Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above), and $1 million of reorganization and office closure charges associated with the Company's cost reduction program announced in July 2003, partially offset by $1 million higher income from employee benefit plans related to predecessor businesses and a $2 million reduction in other expenses not allocated to the separate business segments.

Equistar

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2004    2003
                                                                 ----   -----
                                                                  (Millions)
Income (loss), as reported by Equistar ....................       $5    $(146)
                                                                  ==    =====
Earnings (loss) on Equistar investment, as reported by
   the Company ............................................       $2    $ (43)
                                                                  ==    =====

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     The Company reported pre-tax earnings from its investment in Equistar of $2 million for the three months ended March 31, 2004, an increase of $45 million compared to the pre-tax loss of $43 million for the three months ended March 31, 2003.

     Equistar reported net income of $5 million in the first quarter of 2004 compared to a net loss of $146 million in the first quarter of 2003. Equistar's loss in the first quarter of 2003 included a $12 million loss on the sale of a polypropylene production facility. The remaining increase in Equistar's results in the first quarter of 2004 compared to the corresponding period in the prior year is primarily due to higher product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials. In the first quarter 2004, ethylene producers experienced significantly higher prices for co-products such as propylene and benzene, contributing to a lower net cost of ethylene production for producers using liquid raw materials, which yield a higher ratio of co-products. Supply and demand fundamentals have also improved as evidenced by higher operating rates for ethylene producers.

     Equistar's Petrochemicals segment reported operating income of $104 million for the first quarter of 2004, an increase of $136 million compared to an operating loss of $32 million in the first quarter of the prior year. The increase in operating income was primarily due to higher product margins. Revenues for Equistar's Petrochemicals segment increased 21% in the first quarter of 2004 compared to the corresponding period in the prior year due to higher sales prices and an 8% increase in sales volume. Benchmark ethylene sales prices averaged 11% higher in the first quarter of 2004 compared to the first quarter of 2003, while benchmark propylene sales prices averaged 21% higher. Costs of sales increased 13% due to the higher sales volume and an increase in the cost of crude oil-based liquid raw materials, which increased due to a 3% increase in the cost of crude oil. Equistar also used a higher proportion of liquid raw materials in the first quarter of 2004 as a result of the timing of scheduled maintenance turnarounds of liquids-based ethylene plants in the first quarter of 2004 relative to the first quarter of 2003, which also contributed to higher sales of co-products, such as propylene.

     Equistar's Polymers segment reported an operating loss of $14 million compared to an operating loss of $35 million in the first quarter 2003. The operating loss in the first quarter of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas. The remaining improvement in results in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher product margins as sales prices increased more than raw material costs. Revenues in Equistar's Polymers segment in the first quarter of 2004 increased 9% due to higher average sales prices, which increased in response to higher raw material costs. While sales volume in both periods were comparable, first quarter 2003 sales volume included approximately 85 million pounds of sales related to the Pasadena, Texas polypropylene plant, which was sold on March 31, 2003. On a comparable basis, sales volume increased 7% in the first quarter of 2004 compared to the first quarter of 2003. Costs of sales increased 7% in the first quarter of 2004 compared to the corresponding period in the prior year due to higher raw material costs, primarily ethylene.

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

     Cash provided by operating activities for the quarter ended March 31, 2004 was $37 million compared to $14 million of cash used in the quarter ended March 31, 2003. The $51 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first quarter of 2004 compared to unfavorable movements in the same period of the prior year ($53 million) and movements in accrued expenses and other liabilities in the first quarter of 2004 that were favorable to a greater extent than the first quarter of 2003 ($22 million), partially offset by lower operating income before depreciation and amortization ($17 million) and various other net unfavorable changes ($7 million).

     Cash used in investing activities for capital expenditures in the quarter ended March 31, 2004 was $10 million compared to $8 million used for capital expenditures in the first quarter of 2003. The low level of capital spending in the first quarter of both 2004 and 2003 reflects the Company's continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

     Cash used in financing activities was $45 million in the first quarter of 2004 compared to $20 million of cash provided by financing activities in the first quarter of 2003. Financing activities in the first quarter of 2004 included $54 million of net repayments of debt, while the first quarter of 2003 included $30 million of net debt proceeds. In the first quarter of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $9 million for the first quarter of 2003 and no dividends were paid in the first quarter of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in "Cost Reduction Program; Suspension of Dividend" above.

     The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                                     April 1-                                                      Total at     Total at
                                   December 31,                                                   March 31,   December 31,
                                       2004       2005   2006   2007   2008   2009   Thereafter      2004         2003
                                   ------------   ----   ----   ----   ----   ----   ----------   ---------   ------------
                                                                          (Millions)
Revolving loans ................        $--        $--   $ --    $--   $ --    $--      $ --        $   --       $   52
7.00% Senior Notes .............         --         --    500     --     --     --        --           500          500
7.625% Senior Debentures .......         --         --     --     --     --     --       250           250          250
9.25% Senior Notes .............         --         --     --     --    475     --        --           475          475
4.00% Convertible Senior
   Debentures ..................         --         --     --     --     --     --       150           150          150
Other long-term debt ...........          4          5      5      2      1      1         3            21           23
                                        ---        ---   ----   ----   ----    ---      ----        ------       ------
Maturities of long-term debt ...        $ 4        $ 5   $505    $ 2   $476    $ 1      $403         1,396        1,450
                                        ===        ===   ====   ====   ====    ===      ====
Non-cash components of
   long-term debt ..............                                                                        18           17
                                                                                                    ------       ------
Total debt .....................                                                                     1,414        1,467
Less:  current maturities of
   long-term debt ..............                                                                        (5)          (6)
                                                                                                    ------       ------
Total long-term debt ...........                                                                    $1,409       $1,461
                                                                                                    ======       ======

     On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 million aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006 (the "Credit Agreement") and $103 million of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

     On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003, filed an amended registration statement. However, as of March 31, 2004, the exchange offer registration statement had not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 million additional amount of notes. This additional interest will be paid until such time as the registration statement becomes effective.

     The Company depends on its Credit Agreement as its primary source of liquidity for its operations and working capital needs. At April 30, 2004, the Company had $21 million of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $129 million of unused availability under such facility. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 million. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $42 million at April 30, 2004.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2004.

     The financial covenants in the Credit Agreement, prior to the amendment consummated in the fourth quarter of 2003, which is described below, included a Leverage Ratio and an Interest Coverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. The Interest Coverage Ratio is the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined in the Credit Agreement prior to the amendment in the fourth quarter of 2003. To permit the Company to be in compliance, these covenants were also amended in the fourth quarter of 2001, in the second quarter of 2002, and in the second quarter of 2003. The amendment in the second quarter of 2002 was conditioned upon the consummation of an offering in June 2002 of $100 million additional principal amount of the 9.25% Senior Notes and using such proceeds for the repayment of all of the $35 million of outstanding borrowings at that time under the Revolving Loans and to repay $65 million outstanding under the Term Loans. The amendment in the second quarter of 2003 was not conditioned on the sale of $100 million additional principal amount of the 9.25% Senior Notes in April 2003. The amendment in the fourth quarter of 2003 was conditioned on the Company obtaining at least $110 million of long-term financing in the capital markets, which the Company satisfied by the sale by Millennium Chemicals of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 amended, among other things, the maximum availability under the Credit Agreement from $175 million to $150 million, the performance criteria for the Interest Coverage Ratio, the definition of EBITDA, and replaced the Leverage Ratio with a Senior Secured Leverage Ratio. Under the financial covenants now in effect, the Company is required to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to
1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to 1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and
1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions;
(iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In the event the Company sells certain assets as specified in the Credit Agreement, and the Senior Secured Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale. In addition, the maximum availability under the Credit Agreement will be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 million from November 18, 2003, the effective date of the fourth quarter 2003 amendment. Any sale involving Equistar or certain inventory or accounts receivable will reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. As a result of the announced stock-for-stock business combination with Lyondell, the Company will have to obtain amendments or waivers of certain provisions of its Credit Agreement prior to the closing of the proposed transaction. At a minimum, the Company expects that it will have to obtain a waiver of Section 6.05 of the Credit Agreement, which relates to the covenant that the Company will not consolidate with or merge into any other person or sell or otherwise dispose of certain assets, as defined, and Section 7(m), which relates to a Change in Control triggering an Event of Default, each as defined.

     Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2004, any reduction in CNTA below approximately $1 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2 billion at March 31, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to
1.00. Currently, the Company's Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

     The consummation of the announced stock-for-stock business combination with Lyondell is expected to give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder's securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

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

          o during the five business-day period after any period of ten consecutive trading days in which the trading price per one thousand dollar principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company's Common Stock and the then current conversion rate; and

          o at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody's, or B-or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to be required to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio as adjusted in accordance with the Agreement of Merger between the Company and Lyondell.

     Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last reported sales price of Common Stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of Common Stock. At the current market prices of Lyondell common stock, this percentage would be approximately 1.4% per quarter.

     At March 31, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures, and 4.00% Convertible Senior Debentures.

     The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody's has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

     On March 29, 2004, S&P placed the Company's ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody's placed the Company's credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies have signed a definitive agreement that, if completed, will result in the acquisition of the Company by Lyondell in a stock-for-stock transaction. Moody's cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company's credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

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

     There have been no revisions to the critical accounting estimates as originally filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004.

                         Recent Accounting Developments

     See Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     See Note 10 to the unaudited Consolidated Financial Statements included in this Quarterly Report for discussion of the Company's management of foreign currency exposure, commodity price risk and interest rate risk through its use of derivative instruments and hedging activities.

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

     The Company carried out an evaluation as of the end of the period covered by this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There were no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
          229.601(b)(32)(ii)).*

     32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
          229.601(b)(32)(ii)).*

     99.1 Information relevant to forward-looking statements. *

     *    Filed herewith.

(b)  Reports on Form 8-K.

     Current Reports on Form 8-K dated March 29, 2004 and May 5, 2004 were filed or furnished during the quarter ended March 31, 2004 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM CHEMICALS INC.


Date: May 14, 2004                      By: /s/ JOHN E. LUSHEFSKI
                                            ------------------------------------
                                            John E. Lushefski
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (as duly authorized officer and
                                            principal financial officer)

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

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'
Characters normally expressed as subscript shall be preceded by..........    [u]