Form 10-K/A
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2004-08-09
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                (Amendment No. 2)

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 75 days. Yes [X] No [_].

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

Documents Incorporated by Reference

None.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
       Explanatory Note.....................................................  2

                                     PART II

6.     Selected Financial Data..............................................  5

7.     Management's Discussion and Analysis of Financial Condition and

          Results of Operations.............................................  8

8.     Financial Statements and Supplementary Data.......................... 35

9A.    Controls and Procedures.............................................. 80

                                     PART IV

15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K....... 81

       Signatures........................................................... 86

                                EXPLANATORY NOTE

     Millennium Chemicals Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 ("Amendment No. 2") to reflect the restatement of its financial statements for the years ended December 31, 2001 through 2003. Included herein are restated consolidated balance sheets as of December 31, 2003 and 2002, restated consolidated statements of changes in Shareholders' equity (deficit) for the three years ended December 31, 2003 and restated selected financial data for the five years ended December 31, 2003. The restatement corrects errors in the computation of deferred income taxes relating to the Company's investment in Equistar Chemicals, LP ("Equistar"), a partnership in which the Company owns a 29.5% interest. This restatement decreased the Company's liability for deferred income taxes and Shareholders' deficit at December 31, 2003 and 2002 by $15 million. This restatement similarly decreased liabilities for deferred income taxes and increased Shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any year.

     The restatement was initially reported by the Company on July 29, 2004, in a press release, a copy of which was appended as an exhibit to a Current Report on Form 8-K of the same date.

     A discussion of the restatement is set forth in Note 19 to the Consolidated Financial Statements included in this Amendment No. 2. Changes also have been made to the following items in this Amendment No. 2 as a result of the restatement:

     o Item 6, Selected Financial Data, has been revised to reflect this restatement;

     o Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement. (The only revisions to this item are: (1) The addition of two paragraphs to the end of "Introduction - Restatement of Financial Statements" to describe this restatement; (2) the reduction of the amount of the deferred income taxes reported in the first line of the footnote for the table in "Liquidity and Capital Resources - Contractual Obligations" from $287 million to $272 million; and (3) cross-references to the original Form 10-K for the year ended
          December 31, 2003 and Amendment No. 1 thereto.);

     o Item 8, Financial Statements and Supplementary Data has been revised to reflect the restatement; and

     o Item 9A, Controls and Procedures has been updated to reflect the evaluation made in connection with this Amendment No. 2.

     This Amendment No. 2 does not reflect events that have occurred after March 12, 2004, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

     The Company is also filing with the Securities and Exchange Commission an amendment to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004 to reflect changes required as a result of the restatement.

     In this Amendment No. 2, the terms "our", "we", and "the Company" refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

Disclosure Concerning Forward-Looking Statements

     The statements in this Amendment No. 2 that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

     These forward-looking statements reflect present expectations as at March 12, 2004, the date the Company's Annual Report on Form 10-K for the year ended December 31, 2003 was originally filed with the Securities and Exchange Commission. Actual events or results may differ materially. Factors that could cause such a difference include:

     o the ability of the Company to complete its proposed business combination with Lyondell Chemical Company ("Lyondell"), as described in more detail in the "Recent Development" section of Part 1, Item 1, Business in Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004.

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

     A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as initially filed with the Securities and Exchange Commission on March 12, 2004.

     Some of these Cautionary Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Amendment No. 2. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at March 12, 2004, the date the Company's Annual Report on Form 10-K for the year ended December 31, 2003 was originally filed with the Securities and Exchange Commission.

The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Amendment No. 2. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

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

                                     PART II

Item 6.Selected Financial Data

     The selected financial data presented below for each of the five years ended December 31, 2003 have been restated to correct errors in the Company's computation of deferred income taxes relating to its investment in Equistar. The effect of this restatement on the Company's selected financial data is presented in the table that follows the selected financial data in this Item 6 and is more fully described in Note 19 to the Consolidated Financial Statements included in this Amendment No. 2.

     The selected financial data included below were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included in Part II, Items 8 and 7, respectively, of this Amendment No. 2.

Selected Financial Data

                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------   -----------
                                                                           (Restated)*   (Restated)*   (Restated)*
                                                                                    (Millions, except per
                                                                                         share data)
Income Statement Data
   Net sales ...........................................................    $1,687        $1,554       $1,590
   Operating (loss) income .............................................       (51)(1)        80 (5)       14(8)
   (Loss) earnings on Equistar investment ..............................      (100)(2)       (73)         (83)(9)
   (Loss) income from continuing operations before cumulative
      effect of accounting change ......................................      (183)(3)       (28)(6)      (54)(10)
   Cumulative effect of accounting change ..............................        (1)(4)      (305)(7)       --
   Net (loss) income from continuing operations ........................      (184)(3)      (333)(6)      (54)(10)
   Basic (loss) earnings per share from continuing operations before
      cumulative effect of accounting change ...........................     (2.86)(3)     (0.44)(6)    (0.85)(10)
   Basic (loss) earnings per share from continuing operations ..........     (2.88)(3)     (5.24)(6)    (0.85)(10)
   Dividends declared per share ........................................      0.27          0.54         0.54
Balance Sheet Data (at period end)
   Total assets ........................................................    $2,398        $2,396       $2,965
   Total liabilities ...................................................     2,429         2,397        2,439
   Minority interest ...................................................        27            19           21
   Shareholders' (deficit) equity ......................................       (58)          (20)         505
Other Data (with respect to continuing operations)
   Depreciation and amortization .......................................    $  113        $  102       $  110
   Capital expenditures ................................................        48            71           97

                                                                            Year Ended December 31,
                                                                           -------------------------
                                                                               2000          1999
                                                                           -----------   -----------
                                                                           (Restated)*   (Restated)*
                                                                             (Millions, except per
                                                                                  share data)
Income Statement Data
   Net sales ...........................................................    $1,793       $1,589
   Operating (loss) income .............................................       201(11)      139(13)
   (Loss) earnings on Equistar investment ..............................        45(9)        (7)(9)
   (Loss) income from continuing operations before cumulative
      effect of accounting change ......................................       111(12)     (545)(14)
   Cumulative effect of accounting change ..............................        --           --
   Net (loss) income from continuing operations ........................       111(12)     (545)(14)
   Basic (loss) earnings per share from continuing operations before
      cumulative effect of accounting change ...........................      1.73(12)    (7.88)(14)
   Basic (loss) earnings per share from continuing operations ..........      1.73(12)    (7.88)(14)
   Dividends declared per share ........................................      0.54         0.54
Balance Sheet Data (at period end)
   Total assets ........................................................    $3,259       $3,286
   Total liabilities ...................................................     2,616        2,606
   Minority interest ...................................................        22           16
   Shareholders' (deficit) equity ......................................       621          664
Other Data (with respect to continuing operations)
   Depreciation and amortization .......................................    $  113       $  105
   Capital expenditures ................................................       110          109

----------
* The Company restated its financial statements as disclosed in Note 19 to the Consolidated Financial Statements included in this Amendment No. 2. The table that follows in this Item 6 presents a summary of the effect of the restatement.

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

     (4) Reflects the cumulative effect of a change in accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143. See "Cumulative Effect of Accounting Changes" in Item 7 included in this Amendment No. 2.

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

     (7) Reflects the cumulative effect of a change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See "Cumulative Effect of Accounting Changes" in Item 7 included in this Amendment No. 2.

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

     The table that follows presents a summary of the effect of the restatement described above on the Company's selected financial data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. See Note 19 to the Consolidated Financial Statements included in this Amendment No. 2 for a complete description of the restatement.

                                                                 Year Ended December 31,
                                            ----------------------------------------------------------------
                                                  2003 (1)               2002 (1)              2001 (1)
                                            --------------------   -------------------   -------------------
                                                As         As         As         As         As         As
                                             Reported   Restated   Reported   Restated   Reported   Restated
                                             --------   --------   --------   --------   --------   --------
                                                                        (Millions)
Balance sheet data (at period end)
   Total liabilities.....................    $ 2,444     $2,429     $2,412     $2,397      $2,454     $2,439
   Shareholders' (deficit) equity........       (73)       (58)       (35)       (20)        490        505

                                                     Year Ended December 31,
                                            -----------------------------------------
                                                  2000 (1)              1999 (1)(2)
                                            -------------------   -------------------
                                               As         As         As         As
                                            Reported   Restated   Reported   Restated
                                            --------   --------   --------   --------
                                                            (Millions)
Balance sheet data (at period end)
   Total liabilities.....................    $2,631     $2,616    $2,621     $2,606
   Shareholders' (deficit) equity........       606        621       649        664

----------
(1) The restatement for deferred taxes related to the Company's investment in Equistar (see Note 19 to the Consolidated Financial Statements included in this Amendment No. 2) had no impact on Income Statement Data for the years 2000 through 2003. This restatement decreased income tax expense and net loss from continuing operations by $4 million in 1999 (See Income Statement Data below) and decreased Total liabilities and increased Shareholders' equity at December 31, 1998 by $11 million.

(2) A summary of the effect of the restatement adjustment on Income Statement Data for the year ended December 31, 1999 follows:


                                                                                          Year Ended December 31, 1999
                                                                                        ---------------------------------
                                                                                        (Millions, except per share data)
                                                                                        ---------------------------------
                                                                                                As             As
                                                                                             Reported       Restated
                                                                                             --------       --------
Income Statement Data
  Loss from continuing operations before cumulative effect of accounting change.......        $(549)         $(545)
  Net loss from continuing operations.................................................         (549)          (545)
  Basic loss per share from continuing operations before cumulative effect of
  accounting change..................................................................         (7.93)         (7.88)
  Basic loss per share from continuing operations....................................         (7.93)         (7.88)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company's cost reduction program announced in July 2003 and the Company's reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Amendment No. 2), are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 4 to the Consolidated Financial Statements included in this Amendment No. 2.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in "Disclosure Concerning Forward-Looking Statements" included in this Amendment No. 2.

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

     In addition to the restatements and the reclassification described above, the Company restated its financial statements for the years 2001 through 2003 to correct errors in the computation of deferred income taxes relating to its Equistar investment. The prior restatement overstated the Company's liability for deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes and Shareholders' deficit at December 31, 2003 and 2002 by $15 million. This restatement similarly decreased liabilities for deferred income taxes and increased Shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any year. See Note 19 to the Consolidated Financial Statements for additional information.

     On August 9, 2004, the Company filed with the Securities and Exchange Commission this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 and also filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect changes required therein as a consequence of such restatement. A detailed discussion of such restatement, including a summary of the effect of the changes implemented by such restatement, can be found in Note 19 to the Consolidated Financial Statements included in this Amendment No. 2 and in Note 17 to the Consolidated Financial Statements (Unaudited) included in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to range between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group, of which one of the Company's subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River Superfund Site and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site could range from $0 to $2.5 billion, if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. See "Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2003 was 8.5% for 2004, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed healthcare cost trend rates would affect service and interest components of postretirement healthcare benefit costs by an insignificant amount in each of the years ended December 31, 2003 and 2002. The effect on the accumulated postretirement benefit obligation would be $4 million at each of December 31, 2003 and 2002. See "Pension and Other Postretirement Benefits" below and Note 11 to the Consolidated Financial Statements included in this Amendment No. 2 for additional information related to the Company's retirement-related benefits.

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

                       Results of Consolidated Operations

                                                                               2003         2002         2001
                                                                              ------       ------       ------
                                                                               (Millions, except per share data)
Net sales .................................................................   $1,687       $1,554       $1,590
Operating (loss) income ...................................................      (51)(1)       80 (5)       14 (8)
Loss on Equistar investment ...............................................     (100)(2)      (73)         (83)(9)
Loss before cumulative effect of accounting change ........................     (183)(3)      (28)(6)      (54)(10)
Cumulative effect of accounting change ....................................       (1)(4)     (305)(7)       --
Net loss ..................................................................     (184)(3)     (333)(6)      (54)(10)
Basic and diluted loss per share before cumulative effect of accounting
   change .................................................................    (2.86)(3)    (0.44)(6)    (0.85)(10)
Basic and diluted loss per share ..........................................    (2.88)(3)    (5.24)       (0.85)

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

                                Segment Analysis

     A description of the products and markets for each of the business segments is in Item 1 included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. Additional segment information is included in Note 16 to the Consolidated Financial Statements in this Annual Report.

Titanium Dioxide and Related Products

                               2003     2002     2001
                             -------   ------   ------
                                    (Millions)
Net sales.................    $1,172   $1,129   $1,145
Operating (loss) income...       (51)      63       72

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

Acetyls

                             2003   2002   2001
                             ----   ----   ----
                                 (Millions)
Net sales.................   $421   $334   $355
Operating income (loss)...     27     11    (16)

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

     S,D&A costs for 2002 were $4 million or 29% higher than 2001, primarily due to a loss in 2002 for the change in the value of gold and the Company's obligation under its agreement with a third party, which provides the Company with the right to use gold at its La Porte, Texas facility. See Note 8 to the Consolidated Financial Statements included in this Amendment No. 2.

Specialty Chemicals

                      2003   2002   2001
                      ----   ----   ----
                          (Millions)
Net sales..........    $94    $91    $90
Operating income...      2      6     12

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

     S,D&A costs were approximately equal to the prior year.

Other

                    2003   2002   2001
                    ----   ----   ----
                        (Millions)
Operating loss...   $(29)   $--   $(54)

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

Equistar

                                   Company's Share       Reported by Equistar
                                 -------------------   -----------------------
                                  2003   2002   2001    2003   2002(1)    2001
                                 -----   ----   ----   -----   -------   -----
                                                (Millions)
Loss on Equistar investment...   $(100)  $(73)  $(83)  $(339)   $(246)   $(283)

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

                                Interest Expense

                           2003   2002   2001
                           ----   ----   ----
                               (Millions)
Interest expense, net...    $92    $86    $82

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

$34 million. For a discussion of the term loan repayment and the covenants under the Credit Agreement, see "Financing and Capital Structure" below.

Capital Expenditures

                                                            2003   2002   2001
                                                            ----   ----   ----
                                                                (Millions)
Additions to property, plant and equipment...............    $48    $71    $97

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

     On July 22, 2003, S&P lowered the Company's credit rating from BB+ to BB, citing the Company's July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemicals industry as factors that are likely to further delay the Company's efforts to restore its financial profile. On September 22, 2003, S&P again lowered the Company's credit rating from BB to BB- citing the Company's subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years, and revised its outlook from negative to stable. On November 19, 2003, S&P assigned its BB- rating to the 4.00% Convertible Senior Debentures, and affirmed its BB- rating of the Company with a stable outlook. Moody's announced on August 13, 2003, that it had lowered the Company's senior implied rating to Ba2, and the Senior Notes' rating to Ba3, citing the Company's high leverage, modest coverage of interest expense, weaker than anticipated Ti(O2) demand and potential covenant compliance issues. On November 19, 2003, Moody's again lowered the Company's senior implied rating from Ba2 to Ba3, and the Senior Notes' rating from Ba3 to B1 and affirmed its ratings outlook of negative, citing the challenging operating conditions within the Ti(O2) business, a significant deterioration in 2003 cash flow performance, and Moody's expectation that a protracted recovery in the TiO(2) business will limit the Company's ability to de-lever for the medium-term. These actions by S&P and Moody's could heighten concerns of the Company's creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

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

                                           2004   2005   2006   2007   2008   Thereafter    Total
                                           ----   ----   ----   ----   ----   ----------   ------
                                                                 (Millions)
Long-term debt .........................   $  6   $  5   $557   $  2   $476     $  404     $1,450
Operating leases .......................     20     15     12     11     11         75        144
VAM toll ...............................     63     67     72     --     --         --        202
Unconditional purchase obligations .....    332    272    224    173     99        750      1,850
                                           ----   ----   ----   ----   ----     ------     ------
   Total contractual obligations (1) ...   $421   $359   $865   $186   $586     $1,229     $3,646
                                           ====   ====   ====   ====   ====     ======     ======

----------
(1) Contractual obligations exclude $272 million of deferred income taxes and $325 million of other non-current liabilities. Due to the nature of these estimated liabilities there are no contractual payments scheduled for ultimate settlement. Other non-current liabilities consist primarily of estimated liabilities for pension and other postretirement benefits, resolution of probable tax assessments, environmental and other legal contingencies, and asset retirement obligations. (See Notes 11, 7, 15 and 1, respectively, to the Consolidated Financial Statements included in this Amendment No. 2).

                    Off-Balance Sheet Financing Arrangements

     The Company has no material off-balance sheet financing arrangements other than the European receivables securitization program, which was terminated in November 2003, as described in "European Receivables Securitization Program" above, and various operating leases as described in "Contractual Obligations" above.

                      Environmental and Litigation Matters

     Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 million for several small sites and $22 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group, of which one of the Company's subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River Superfund Site and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site could range from $0 to $2.5 billion if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being either $0 or $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until late 2004 at the earliest. At the point in time when the EPA announces how it intends to proceed with any such evaluation and remediation, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. In addition, the Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. The Company believes that the reasonably probable and estimable range of potential liability for such environmental and litigation contingencies, collectively, is between $53 million and $78 million and has accrued $61 million as of December 31, 2003. See "Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 included in Amendment No. 1 to the
Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

                            Foreign Currency Matters

     The functional currency of each of the Company's non-United States operations (principally, the Company's Ti(O2) operations in the United Kingdom, France, Brazil and Australia) is generally the local currency. The Company is subject to the strengthening and weakening of various currencies against each other and against the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering derivative transactions pursuant to the Company's hedging practices. Translation exposure associated with translating the functional currency financial statements of the Company's foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. Since the Company's mix of foreign denominated revenues and costs compared to functional currency denominated revenues and costs varies significantly from subsidiary to subsidiary, it is difficult to predict the impact foreign currency exchange fluctuations will have on the Company's results. Costs associated with the Company's non-United States operations are predominately denominated in foreign currencies; however, a portion of the revenue generated by these non-United States operations is denominated in US dollars. Consolidated Shareholders' deficit decreased approximately $128 million and $27 million in 2003 and 2002, respectively, and consolidated shareholders' equity decreased $19 million during 2001 as a result of translating subsidiary financial statements into US dollars. Future events, which may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, cannot be predicted.

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

Derivative Instruments and Hedging Activities

     As more fully described in Note 9 to the Consolidated Financial Statements included in this Amendment No. 2, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company's policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are major institutions deemed to be creditworthy by the Company and generally are financial institutions that provide the Company with debt financing. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Derivative contracts outstanding at December 31, 2003 were as follows:

                       Foreign Currency Forward Contracts

                            Notional Amount       Unrealized      Weighted Average
                          (US$ Equivalent)(1)   Gain/(Loss)(2)    Settlement Price
                          -------------------   --------------   -----------------
                                 (Dollars, in millions)
Less than 1 year
----------------
Receive GBP/Pay US$....           $  5                $--          1.7656 US$/GBP
Receive GBP/Pay euro...            121                 (2)         0.6975 GBP/euro
Receive euro/Pay US$...              6                 --          1.1670 US$/euro
Receive AUS$/Pay US$...             38                  3          0.6958 US$/AUS$
Receive US$/Pay euro...             30                 (1)         1.1967 US$/euro
Receive US$/Pay GBP....              3                 --          1.6823 US$/GBP
Receive GBP/Pay JPY....              1                 --        186.1600 JPY/GBP
                                                      ---
                                                      $--
                                                      ===

----------
(1) US$ equivalent was determined based upon currency exchange rates at December 31, 2003.

(2)  As of December 31, 2003.

                        Commodity Derivative Instruments

                                                                     Weighted Average
                                                     Unrealized     Settlement Price/
                                 Notional Amount   Gain/(Loss)(1)      Strike Price
                                ----------------   --------------   -----------------
                                      (Dollars, in millions)
Less than 1 year
----------------
Natural Gas Swap Contracts...          $1                $--        Pay $5.37/mmbtu,
                                                                    receive NYMEX
                                                                    settlement

Purchased Call Options.......           7                 --              $6.25

Written Put Options..........           1                 --               4.25

Written Call Options.........           1                 --               7.25
                                                         ---
                                                         $--
                                                         ===

----------
(1)  As of December 31, 2003.

                               Interest Rate Swaps

                                                      Unrealized          Weighted Average
                                  Notional Amount   Gain/(Loss)(1)          Pay/Receive
                                  ---------------   --------------   -------------------------
                                       (Dollars, in millions)
2-3 Years
----------
Interest Rate Swap Contracts...         $225              $3         Pay six months LIBOR plus
                                                                     3.22%, receive 7%

----------
(1)  As of December 31, 2003.

       Non-Derivative Financial Instruments and Other Market-Related Risks

     See Note 10 to the Consolidated Financial Statements included in this Amendment No. 2.

                         Recent Accounting Developments

     See the discussion under the caption "Recent Accounting Developments" in
Note 1 to the Consolidated Financial Statements included in this Amendment
No. 2.

Item 8. Financial Statements and Supplementary Data

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Millennium Chemicals Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) on page 81 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".

       As discussed in Note 19 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
March 8, 2004, except for the impact of the restatement in Note 19, as to which date is August 6, 2004

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Millions, except share data)

                                                                                        As of December 31,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------
                                                                                   (Restated -    (Restated -
                                                                                   See Note 19)   See Note 19)
                                     ASSETS
Current assets
   Cash and cash equivalents ...................................................       $  209        $  125
   Trade receivables, net ......................................................          277           210
   Inventories .................................................................          457           406
   Other current assets ........................................................           65            78
                                                                                       ------        ------
      Total current assets .....................................................        1,008           819
Property, plant and equipment, net .............................................          766           862
Investment in Equistar .........................................................          469           563
Other assets ...................................................................           51            46
Goodwill .......................................................................          104           106
                                                                                       ------        ------
      Total assets .............................................................       $2,398        $2,396
                                                                                       ======        ======

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable ...............................................................       $   --        $    4
   Other short-term borrowings .................................................           --            14
   Current maturities of long-term debt ........................................            6            12
   Trade accounts payable ......................................................          236           274
   Income taxes payable ........................................................            5            44
   Accrued expenses and other liabilities ......................................          124           127
                                                                                       ------        ------
      Total current liabilities ................................................          371           475
Long-term debt .................................................................        1,461         1,212
Deferred income taxes ..........................................................          272           300
Other liabilities ..............................................................          325           410
                                                                                       ------        ------
      Total liabilities ........................................................        2,429         2,397
                                                                                       ------        ------
Commitments and contingencies (Note 15)
Minority interest ..............................................................           27            19
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding) .............................................           --            --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares in 2003 and 2002, respectively) .................            1             1
   Paid in capital .............................................................        1,292         1,297
   Accumulated deficit .........................................................         (962)         (761)
   Cumulative other comprehensive loss .........................................         (141)         (299)
   Treasury stock, at cost (13,905,687 and 14,766,279 shares in 2003
      and 2002, respectively) ..................................................         (260)         (275)
   Unearned restricted shares ..................................................           (1)           --
   Deferred compensation .......................................................           13            17
                                                                                       ------        ------
      Total shareholders' deficit ..............................................          (58)          (20)
                                                                                       ------        ------
         Total liabilities and shareholders' deficit ...........................       $2,398        $2,396
                                                                                       ======        ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except per share data)

                                                           Year Ended December 31,
                                                          ------------------------
                                                           2003     2002     2001
                                                          ------   ------   ------
Net sales .............................................   $1,687   $1,554   $1,590
Operating costs and expenses
   Cost of products sold ..............................    1,377    1,234    1,261
   Depreciation and amortization ......................      113      102      110
   Selling, development and administrative expense ....      127      138      169
   Reorganization, office and plant closure costs .....       18       --       36
   Asset impairment charges ...........................      103       --       --
                                                          ------   ------   ------
      Operating (loss) income .........................      (51)      80       14
Interest expense ......................................      (98)     (90)     (85)
Interest income .......................................        6        4        3
Loss on Equistar investment ...........................     (100)     (73)     (83)
Other (expense) income, net ...........................       --       (1)       1
                                                          ------   ------   ------
Loss before income taxes and minority interest ........     (243)     (80)    (150)
Benefit from income taxes .............................       65       58      100
                                                          ------   ------   ------
Loss before minority interest and cumulative effect
   of accounting change ...............................     (178)     (22)     (50)
Minority interest .....................................       (5)      (6)      (4)
                                                          ------   ------   ------
Loss before cumulative effect of accounting change ....     (183)     (28)     (54)
Cumulative effect of accounting change ................       (1)    (305)      --
                                                          ------   ------   ------
Net loss ..............................................   $ (184)  $ (333)  $  (54)
                                                          ======   ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change.......   $(2.86)  $(0.44)  $(0.85)
   From cumulative effect of accounting change ........    (0.02)   (4.80)      --
                                                          ------   ------   ------
   After cumulative effect of accounting change .......   $(2.88)  $(5.24)  $(0.85)
                                                          ======   ======   ======

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)

                                                               Year Ended December 31,
                                                               -----------------------
                                                                 2003    2002    2001
                                                                -----   -----   -----
Cash flows from operating activities:
   Net loss ................................................    $(184)  $(333)  $ (54)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Cumulative effect of accounting change ............        1     305      --
         Asset impairment charges ..........................      103      --      --
         Write-off of assets related to plant closure ......       --      --      10
         Depreciation and amortization .....................      113     102     110
         Deferred income tax benefit .......................      (40)    (35)    (68)
         Non-cash income tax benefit .......................      (37)    (22)    (42)
         Loss on Equistar investment .......................      100      73      83
         Minority interest .................................        5       6       4
         Other, net ........................................        9       5       1
         Changes in assets and liabilities:
            (Increase) decrease in trade receivables .......      (56)      7      83
            (Increase) decrease in inventories .............      (13)      4      (3)
            Decrease (increase) in other current assets ....       30     (23)     30
            Decrease (increase) in other assets ............        2     (16)    (19)
            (Decrease) increase in trade accounts payable ..      (51)     12      64
            (Decrease) increase in accrued expenses and
               other liabilities and income taxes payable ..      (29)     15     (35)
            Decrease in other liabilities ..................      (43)    (16)    (52)
                                                                -----   -----   -----
      Cash (used in) provided by operating activities ......      (90)     84     112
                                                                -----   -----   -----
Cash flows from investing activities:
   Capital expenditures ....................................      (48)    (71)    (97)
   Proceeds from sales of property, plant & equipment ......       --       1      19
                                                                -----   -----   -----
      Cash used in investing activities ....................      (48)    (70)    (78)
                                                                -----   -----   -----
Cash flows from financing activities:
   Dividends to shareholders ...............................      (17)    (35)    (35)
   Proceeds from long-term debt, net .......................      626     302     783
   Repayment of long-term debt .............................     (387)   (272)   (736)
   (Decrease) increase in notes payable and other short-term
      borrowings ...........................................      (19)      3     (34)
                                                                -----   -----   -----
      Cash provided by (used in) financing activities ......      203      (2)    (22)
                                                                -----   -----   -----
Effect of exchange rate changes on cash ....................       19      (1)     (5)
                                                                -----   -----   -----
Increase in cash and cash equivalents ......................       84      11       7
Cash and cash equivalents at beginning of year .............      125     114     107
                                                                -----   -----   -----
Cash and cash equivalents at end of year ...................    $ 209   $ 125   $ 114
                                                                =====   =====   =====

                 See Notes to Consolidated Financial Statements.

                            MILLENNIUM CHEMICALS INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Millions)

                                                  Common Stock
                                              --------------------

                                                                                                Paid
                                              Outstanding            Treasury     Deferred       In
                                                 Shares     Amount     Stock    Compensation   Capital
                                              -----------   ------   --------   ------------   -------
Balance at December 31, 2000
   (Restated - See Note 19) ...............        64         $ 1     $(282)        $15         $1,326
Comprehensive loss
   Net loss ...............................        --          --        --          --             --
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $5 ........        --          --        --          --             --
         Less: reclassification
            adjustment, net of tax
            of $3 .........................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
            Net losses ....................        --          --        --          --             --
      Minimum pension liability
         adjustment, net of tax of $3  ....        --          --        --          --             --
      Currency translation adjustment .....        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Total comprehensive loss ..................        --          --        --          --             --
Amortization and adjustment of
   unearned restricted shares .............        --          --        --          --            (27)
Dividends related to forfeiture of
   Restricted shares ......................        --          --        --          --             --
Shares purchased by employee benefit
   plan trusts ............................        (1)         --        (1)          2             --
Dividend to shareholders ..................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Balance at December 31, 2001
   (Restated - See Note 19) ...............        63           1      (283)         17          1,299
Comprehensive loss
   Net loss ...............................        --          --        --          --             --
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during the
            year, net of tax of $2 ........        --          --        --          --             --
         Less: reclassification
            adjustment ....................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
            Net gains .....................        --          --        --          --             --
      Minimum pension liability
         adjustment, net of tax of $98 ....        --          --        --          --             --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
               net of tax of $4 ...........        --          --        --          --             --
      Currency translation adjustment .....        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Total comprehensive loss ..................        --          --        --          --             --
Shares issued to fund 401(k) plan .........        --          --         6          --             (2)
Shares purchased by employee benefit
   plan trusts ............................        --          --         2          (2)            --
Current year compensation deferred ........        --          --        --           2             --
Dividend to shareholders ..................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Balance at December 31, 2002
   (Restated - See Note 19) ...............        63           1      (275)         17          1,297
Comprehensive loss
   Net loss ...............................        --          --        --          --             --
   Other comprehensive income (loss)
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $2 ........        --          --        --          --             --
         Less: reclassification
            adjustment, net of
            tax of $2 .....................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
            Net losses ....................        --          --        --          --             --
      Minimum pension liability
         adjustment, net of tax of $14 ....        --          --        --          --             --
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
               net of tax of $2 ...........        --          --        --          --             --
            Net gains on derivative
               financial instruments ......        --          --        --          --             --
      Currency translation adjustment .....        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Total comprehensive loss ..................        --          --        --          --             --
Shares issued to fund 401(k) plan .........         1          --         7          --             (4)
Shares purchased by employee benefit
   plan trusts ............................        --          --         8          (4)            (1)
Dividend to shareholders ..................        --          --        --          --             --
                                                  ---         ---     -----         ---         ------
Balance at December 31, 2003
   (Restated - See Note 19) ...............        64         $ 1     $(260)        $13         $1,292
                                                  ===         ===     =====         ===         ======


                                                                           Cumulative
                                                             Unearned        Other
                                              Accumulated   Restricted   Comprehensive
                                                Deficit       Shares         Loss        Total
                                              -----------   ----------   -------------   -----
Balance at December 31, 2000
   (Restated - See Note 19) ...............      $(307)        $(25)         $(107)      $ 621
Comprehensive loss
   Net loss ...............................        (54)          --             --         (54)
   Other comprehensive loss
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $5 ........         --           --            (12)        (12)
         Less: reclassification
            adjustment, net of tax
            of $3 .........................         --           --              6           6
                                                 -----         ----          -----       -----
            Net losses ....................         --           --             (6)         (6)
      Minimum pension liability
         adjustment, net of tax of $3  ....         --           --             (4)         (4)
      Currency translation adjustment .....         --           --            (19)        (19)
                                                 -----         ----          -----       -----
Total comprehensive loss ..................        (54)          --            (29)        (83)
Amortization and adjustment of
   unearned restricted shares .............         --           25             --          (2)
Dividends related to forfeiture of
   Restricted shares ......................          3           --             --           3
Shares purchased by employee benefit
   plan trusts ............................         --           --             --           1
Dividend to shareholders ..................        (35)          --             --         (35)
                                                 -----         ----          -----       -----
Balance at December 31, 2001
   (Restated - See Note 19) ...............       (393)          --           (136)        505
Comprehensive loss
   Net loss ...............................       (333)          --             --        (333)
   Other comprehensive loss
      Net gains on derivative
         financial instruments:
         Gains arising during the
            year, net of tax of $2 ........         --           --              6           6
         Less: reclassification
            adjustment ....................         --           --             (1)         (1)
                                                 -----         ----          -----       -----
            Net gains .....................         --           --              5           5
      Minimum pension liability
         adjustment, net of tax of $98 ....         --           --           (188)       (188)
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
              net of tax of $4 ............         --           --             (7)         (7)
      Currency translation adjustment .....         --           --             27          27
                                                 -----         ----          -----       -----
Total comprehensive loss ..................       (333)          --           (163)       (496)
Shares issued to fund 401(k) plan .........         --           --             --           4
Shares purchased by employee benefit
   plan trusts ............................         --           --             --          --
Current year compensation deferred ........         --           --             --           2
Dividend to shareholders ..................        (35)          --             --         (35)
                                                 -----         ----          -----       -----
Balance at December 31, 2002
   (Restated - See Note 19) ...............       (761)          --           (299)        (20)
Comprehensive loss
   Net loss ...............................       (184)          --             --        (184)
   Other comprehensive income (loss)
      Net losses on derivative
         financial instruments:
         Losses arising during the
            year, net of tax of $2 ........         --           --             (4)         (4)
         Less: reclassification
            adjustment, net of
            tax of $2 .....................         --           --              4           4
                                                 -----         ----          -----       -----
            Net losses ....................         --           --             --          --
      Minimum pension liability
         adjustment, net of tax of $14 ....         --           --             26          26
      Equity in other comprehensive
         loss of Equistar:
            Minimum pension liability,
               net of tax of $2 ...........         --           --              3           3
            Net gains on derivative
               financial instruments ......         --           --              1           1
      Currency translation adjustment .....         --           --            128         128
                                                 -----         ----          -----       -----
Total comprehensive loss ..................       (184)          --            158         (26)
Shares issued to fund 401(k) plan .........         --           --             --           3
Shares purchased by employee benefit
   plan trusts ............................         --           (1)            --           2
Dividend to shareholders ..................        (17)          --             --         (17)
                                                 -----         ----          -----       -----
Balance at December 31, 2003
   (Restated - See Note 19) ...............      $(962)        $ (1)         $(141)      $ (58)
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

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2003    2002   2001
                                                      -----   -----   ----
Reported net loss.................................    $(184)  $(333)  $(54)
Goodwill amortization.............................       --      --     13
Equistar goodwill amortization included
   in Loss on Equistar investment.................       --      --     10
                                                      -----   -----   ----
Adjusted net loss.................................     (184)   (333)   (31)
Cumulative effect of goodwill accounting change...       --     305     --
                                                      -----   -----   ----
Adjusted net loss before cumulative effect of
   goodwill accounting change.....................    $(184)  $ (28)  $(31)
                                                      =====   =====   ====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

                                                       Year Ended December 31,
                                                     ---------------------------
Per share amounts:                                     2003      2002      2001
                                                     -------   -------   -------
                                                     Basic &   Basic &   Basic &
                                                     Diluted   Diluted   Diluted
                                                     -------   -------   -------
Reported net loss.................................   $(2.88)   $(5.24)   $(0.85)
Goodwill amortization.............................       --        --      0.20
Equistar goodwill amortization included
   in Loss on Equistar investment.................       --        --      0.16
                                                     ------    ------    ------
Adjusted net loss.................................    (2.88)    (5.24)    (0.49)
Cumulative effect of goodwill accounting change...       --      4.80        --
                                                     ------    ------    ------
Adjusted net loss before cumulative effect of
   goodwill accounting change.....................   $(2.88)   $(0.44)   $(0.49)
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 1 -- Significant Accounting Policies - Continued

     The following table illustrates the effect on net loss and loss per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation:

                                                                             Year Ended December 31,
                                                                            ------------------------
                                                                             2003     2002     2001
                                                                            ------   ------   ------
Net loss before cumulative effect of accounting change ..................   $ (183)  $  (28)  $  (54)

Deduct: Total stock-based employee compensation expense determined under
   fair-value based method for all awards, net of related tax effects ...       (2)      (2)      (1)
                                                                            ------   ------   ------
Pro forma net loss before cumulative effect of accounting change ........   $ (185)  $  (30)  $  (55)
                                                                            ======   ======   ======
Loss per share before cumulative effect of accounting change:
   Basic and diluted - as reported ......................................   $(2.86)  $(0.44)  $(0.85)
                                                                            ======   ======   ======
   Basic and diluted - pro forma ........................................   $(2.89)  $(0.48)  $(0.87)
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

     Loss per share amounts were computed as follows:

                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                               2003          2002          2001
                                                                           -----------   -----------   -----------
Loss before cumulative effect of accounting change......................   $      (183)  $       (28)  $       (54)
Cumulative effect of accounting change..................................            (1)         (305)           --
                                                                           -----------   -----------   -----------
Net loss available for common shareholders - basic and diluted..........   $      (184)  $      (333)  $       (54)
                                                                           ===========   ===========   ===========

Weighted average shares outstanding - basic and diluted.................    64,018,512    63,587,561    63,564,497
                                                                           ===========   ===========   ===========
Basic and diluted loss per share:

   Before cumulative effect of accounting change........................   $     (2.86)  $     (0.44)  $     (0.85)
   From cumulative effect of accounting change..........................         (0.02)        (4.80)           --
                                                                           -----------   -----------   -----------
   After cumulative effect of accounting change.........................   $     (2.88)  $     (5.24)  $     (0.85)
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

     Because of the significance of the Company's interest in Equistar to the Company's total results of operations, the separate financial statements of Equistar are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004.

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

Note 6 -- Supplemental Financial Information

                                                       2003     2002
                                                      ------   ------
Trade receivables
   Trade receivables...............................   $  286   $  217
   Allowance for doubtful accounts.................       (9)      (7)
                                                      ------   ------
                                                      $  277   $  210
                                                      ======   ======
Inventories
   Finished products...............................   $  258   $  210
   In-process products.............................       38       30
   Raw materials...................................       96      106
   Maintenance parts and supplies..................       65       60
                                                      ------   ------
                                                      $  457   $  406
                                                      ======   ======
Property, plant and equipment
   Land and buildings..............................   $  220   $  222
   Machinery and equipment.........................    1,413    1,401
   Construction-in-progress........................       77      111
                                                      ------   ------
                                                       1,710    1,734
   Accumulated depreciation and amortization.......     (944)    (872)
                                                      ------   ------
                                                      $  766   $  862
                                                      ======   ======

Goodwill
   Goodwill at beginning of year...................   $  106   $  381
   Cumulative effect of accounting change..........       --     (275)
   Other...........................................       (2)      --
                                                      ------   ------
   Goodwill at end of year.........................   $  104   $  106
                                                      ======   ======

Accrued expenses and other liabilities
   Customer rebates................................   $   31   $   37
   Other accrued expenses and other liabilities....       93       90
                                                      ------   ------
                                                      $  124   $  127
                                                      ======   ======

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 6 -- Supplemental Financial Information - Continued

                                                        2003   2002   2001
                                                        ----   ----   ----
   Amortization expense..............................    $--    $--    $13
                                                         ===    ===    ===
Rental expense on operating leases is as follows:
      Rental expense.................................    $22    $22    $19
                                                         ===    ===    ===
 Cash paid (received) for interest and taxes:
   Interest, net.....................................    $95    $86    $81
   Taxes, net........................................     38     (1)     1

Note 7 -- Income Taxes

                                                         2003    2002    2001
                                                        -----   -----   -----
Pretax (loss) income is generated from:
   United States.....................................   $(206)  $(161)  $(221)
   Foreign...........................................     (37)     81      71
                                                        -----   -----   -----
                                                        $(243)  $ (80)  $(150)
                                                        =====   =====   =====
Income tax (benefit) provision is comprised of:
Current
   Federal...........................................   $  --   $ (19)  $ (12)
   State and local...................................      --       2       1
   Foreign...........................................      12      16      21
                                                        -----   -----   -----
       Total current provision (benefit).............      12      (1)     10
                                                        -----   -----   -----
Deferred
   Federal...........................................     (63)    (35)    (58)
   State and local...................................      (2)     --      --
   Foreign...........................................       6      --     (10)
   Unremitted earnings of foreign subsidiaries.......      19      --      --
                                                        -----   -----   -----
      Total deferred benefit.........................     (40)    (35)    (68)
                                                        -----   -----   -----
Tax benefit from previous years......................     (37)    (22)    (42)
                                                        -----   -----   -----
   Total income tax benefit..........................   $ (65)  $ (58)  $(100)
                                                        =====   =====   =====

     The Company's effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                 2003     2002     2001
                                                                -----    -----    -----
Statutory federal income tax rate............................   (35.0)%  (35.0)%  (35.0)%
State and local income taxes, net of Federal benefit.........    (0.8)     1.9     (0.3)
Provision for nondeductible expenses, primarily goodwill.....     0.4       --      7.5
Foreign rate differential....................................    (9.5)   (20.1)   (12.0)
Tax benefit from previous years..............................   (15.2)   (27.5)   (31.3)
Provision for unremitted earnings of foreign subsidiaries....     7.8       --       --
Establish valuation allowance for French subsidiaries........    23.0     12.5       --
Other........................................................     2.6     (4.3)     4.4
                                                                -----    -----    -----
Effective income tax rate....................................   (26.7)%  (72.5)%  (66.7)%
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

     Significant components of deferred taxes are as follows:

                                                                            2003           2002
                                                                        ------------   ------------
                                                                         (Restated -    (Restated -
                                                                        See Note 19)   See Note 19)
Deferred tax assets
   Environmental and legal obligations...............................       $ 20           $ 27
   Other postretirement benefits and pension.........................         67             82
   Net operating loss carryforwards..................................        246            196
   Capital loss carryforwards........................................          3              3
   AMT credits.......................................................         97             97
   Other accruals....................................................          8             14
                                                                            ----           ----
                                                                             441            419
   Valuation allowance...............................................        (97)           (35)
                                                                            ----           ----
      Total deferred tax assets......................................        344            384
                                                                            ----           ----
Deferred tax liabilities
   Excess of book over tax basis in property, plant and equipment....         68            106
   Excess of book over tax basis in investment in Equistar...........        397            441
   Reserve for unremitted earnings of foreign subsidiaries...........         19             --
   Reserve for income taxes..........................................         94             94
   Other.............................................................         38             43
                                                                            ----           ----
      Total deferred tax liabilities.................................        616            684
                                                                            ----           ----
         Net deferred tax liabilities................................       $272           $300
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

                           MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 7 -- Income Taxes - Continued

     At December 31, 2003 and 2002, certain subsidiaries of the Company had available US net operating loss carryforwards aggregating $379 and $288, respectively, and foreign net operating loss carryforwards aggregating $290 and $244, respectively, including $226 and $203, respectively, that were generated in the United Kingdom ("UK") and $64 and $41, respectively, that were generated in France. The net operating loss carryforwards generated in the UK and France do not expire; however, those generated in the UK are subject to certain limitations on their use. The US net operating loss carryforwards expire beginning on December 31, 2021 and continuing through December 31, 2023. The capital loss carryforwards expire on December 31, 2006. The AMT credits of $97 have no expiration and can be carried forward indefinitely.

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 8 -- Long-Term Debt and Credit Arrangements

                                                   2003     2002
                                                  ------   ------
Revolving Loans due 2006 bearing interest at
   the option of the Company at the higher of
   the Federal funds rate plus .50% and the
   bank's prime lending rate plus 1.25%;
   or at LIBOR or NIBOR plus 2.25%, plus, in
   each case, a facility fee of .50%, to be
   paid quarterly..............................   $   52   $   10
Term Loans due 2006 bearing interest at the
   option of the Company at the higher of the
   Federal funds rate plus .50% and the bank's
   prime lending rate plus 2.0%; or at LIBOR
   or NIBOR plus 3.0%, to be paid quarterly....       --       49
7.00% Senior Notes due 2006....................      500      500
7.625% Senior Debentures due 2026..............      249      249
9.25% Senior Notes due 2008....................      485      377
4.00% Convertible Senior Debentures due 2023...      150       --
Debt payable through 2011 at interest rates
   ranging from 0% to 9.5%.....................       21       26
Other..........................................       10       13
Less current maturities of long-term debt......       (6)     (12)
                                                  ------   ------
                                                  $1,461   $1,212
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

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the "Senior Notes") that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2003, any reduction in CNTA below approximately $1,000 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,100 at December 31, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

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

     The maturities of Long-term debt during the next five years and thereafter are as follows:

2004....................................   $    6
2005....................................        5
2006....................................      557
2007....................................        2
2008....................................      476
Thereafter..............................      404
Non-cash components of long-term debt...       17
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

     The weighted-average asset allocation by category for US pension plans at December 31 and the Company's current target for asset allocation is as follows:

                                 Target    2003   2002
                               ---------   ----   ----
Asset Categories
   Domestic equities........   35% - 60%     55%    53%
   International equities...   15% - 25%     17     13(1)
   Fixed income.............   20% - 40%     27     33
   Cash equivalents.........    1% -  5%      1      1
                                            ---    ---
   Total....................                100%   100%
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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

         The measurement date for all of the Company's benefit obligations and plan assets is December 31. The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31 for both years:

                                                                                  Other
                                                                             Postretirement
                                                          Pension Benefits      Benefits
                                                          ----------------   --------------
                                                            2003    2002       2003    2002
                                                           -----   -----      -----   -----
Accumulated benefit obligation at end of year..........    $ 815   $ 765      $  --   $  --
                                                           =====   =====      =====   =====
Reconciliation of projected benefit obligation
   Projected benefit obligation at beginning of year...    $ 851   $ 758      $  76   $  80
   Service cost, including interest....................       13      12         --      --
   Interest on PBO.....................................       52      52          6       6
   Benefit payments....................................      (80)    (78)       (12)    (12)
   Curtailments........................................       (1)     --         --      --
   Net experience loss.................................       36      74          7      15
   Amendments..........................................       --      11          3     (13)
   Translation and other adjustments...................       22      22         --      --
                                                           -----   -----      -----   -----
      Projected benefit obligation at end of year......    $ 893   $ 851      $  80   $  76
                                                           -----   -----      -----   -----
Reconciliation of fair value of plan assets
   Fair value of plan assets at beginning of year......    $ 629   $ 778      $  --   $  --
   Return on plan assets...............................      143     (91)        --      --
   Employer contributions..............................       12       9         12      12
   Benefit payments....................................      (80)    (78)       (12)    (12)
   Translation and other adjustments...................       17      11         --      --
                                                           -----   -----      -----   -----
      Fair value of plan assets at end of year.........    $ 721   $ 629      $  --   $  --
                                                           -----   -----      -----   -----
Funded status
   Funded status at December 31........................    $(172)  $(222)     $ (80)  $ (76)
   Unrecognized net asset..............................       (3)     (3)        --      --
   Unrecognized prior service cost.....................       12      19        (23)    (23)
   Unrecognized loss (gain)............................      348     384         (3)    (17)
                                                           -----   -----      -----   -----
   Net prepaid (accrued) benefit cost..................      185     178       (106)   (116)
   Additional minimum liabilities......................     (269)   (309)        --      --
   Intangible asset....................................       12      16         --      --
                                                           -----   -----      -----   -----
   Net accrued benefit cost............................    $ (72)  $(115)     $(106)  $(116)
                                                           =====   =====      =====   =====

     As of December 31, the net accrued benefit cost for pension benefits is comprised of the following:

                                                                   2003    2002
                                                                  -----   -----
     Prepaid benefit cost .....................................   $  29   $  20
     Intangible asset .........................................      12      16
     Accrued benefit cost .....................................    (113)   (151)
                                                                  -----   -----
     Net accrued benefit cost .................................   $ (72)  $(115)
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

     Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                       2003   2002
                                       ----   ----
Projected benefit obligation .......   $879   $838
Fair value of assets ...............    690    604

     Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                       2003   2002
                                       ----   ----
Accumulated benefit obligation .....   $767   $751
Fair value of assets ...............    656    604

     The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                                      Other Postretirement
                                                   Pension Benefits        Benefits
                                                   ----------------   --------------------
                                                     2003    2002          2003    2002
                                                    -----   -----         -----   -----
Weighed average assumptions at December 31:
   Discount rate ...............................     5.94%   6.35%         6.00%   6.50%
   Expected return on plan assets ..............     8.33%   8.34%           --      --
   Rate of compensation increase ...............     3.59%   3.52%           --      --

     The following table provides the components of net periodic benefit cost:

                                                                                      Other
                                                                                 Postretirement
                                                         Pension Benefits          Benefits
                                                      ---------------------   ----------------------
                                                       2003    2002    2001      2003   2002   2001
                                                      -----   -----   -----     -----   ----   -----
Net periodic benefit cost (income)
   Service cost, including interest ...............    $ 13    $ 12    $ 12      $--    $--     $--
   Interest on PBO ................................      52      52      53        6      6       6
   Return on plan assets ..........................     (68)    (75)    (76)      --     --      --
   Amortization of unrecognized net loss ..........       6       1      --       (1)    (2)     (2)
   Amortization of prior service cost .............       1       1       1       (2)    (2)     (1)
   Net effect of curtailments and settlements .....       3       2       2       (1)    --      (1)
                                                       ----    ----    ----      ---    ---     ---
   Net periodic benefit cost (income) .............       7      (7)     (8)       2      2       2
   Defined contribution plans .....................       4       4       4       --     --      --
                                                       ----    ----    ----      ---    ---     ---
   Net periodic benefit cost (income) .............    $ 11    $ (3)   $ (4)     $ 2    $ 2     $ 2
                                                       ====    ====    ====      ===    ===     ===

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 11 -- Pension and Other Postretirement Benefits - Continued

     The assumptions used in the measurement of the Company's net periodic benefit cost are shown in the following table:

                                                                                       Other
                                                                                  Postretirement
                                                         Pension Benefits            Benefits
                                                      ---------------------   ----------------------
                                                       2003    2002    2001      2003   2002   2001
                                                      -----   -----   -----     -----   ----   -----
Weighted average assumptions as of
   December 31:
      Discount rate ...............................    6.35%   7.27%   7.38%     6.50%  7.50%   7.50%
      Expected return on plan assets ..............    8.34%   8.87%   8.86%       --     --      --
      Rate of compensation increase ...............    3.52%   4.23%   4.30%       --     --      --

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

     A summary of changes in all of the awards of restricted stock and stock options for all employees, including executive officers and key employees, under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

                                                                   Weighted-                   Weighted-
                                                    Restricted      Average       Stock         Average
                                                      Shares      Grant Price    Options    Exercise Price
                                                    ----------    -----------   ---------   --------------
Balance at December 31, 2000.....................   1,578,815        $23.73       610,000       $21.31
   Vested and issued.............................    (298,065)       $23.81            --           --
   Cancelled.....................................    (641,427)       $23.39       (57,000)      $21.33
   Granted.......................................          --            --       748,000       $16.83
                                                    ---------                   ---------
Balance at December 31, 2001.....................     639,323        $23.69     1,301,000       $18.73
   Vested and issued.............................     (63,447)       $24.22            --           --
   Cancelled.....................................    (509,502)       $23.94      (103,000)      $20.67
   Granted.......................................          --            --       999,000       $12.33
                                                    ---------                   ---------
Balance at December 31, 2002.....................      66,374        $21.19     2,197,000       $15.73
   Vested and issued.............................     (50,251)       $24.63            --           --
   Exercised.....................................          --            --        (8,000)      $11.68
   Cancelled.....................................          --            --       (44,000)      $18.31
   Granted.......................................     122,100(1)     $10.02       485,800       $11.65
                                                    ---------                   ---------
Balance at December 31, 2003.....................     138,223        $10.07     2,630,800       $14.94
                                                    =========                   =========

----------
(1)  Includes 7,800 performance units

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
                  =========                                             =======

     The weighted average fair value of stock options at grant date was $4.15 per share, $4.04 per share and $3.16 per share for 2003, 2002 and 2001, respectively, using a Black-Scholes model with the following assumptions: expected dividend yield of 5% for 2003 and 4% for 2002 and 2001, respectively; risk-free interest rate of 4% in 2003, 5% in 2002 and 2001, respectively; an expected life of 10 years; and an expected volatility of 48%, 62%, and 39% for 2003, 2002 and 2001, respectively.

     Salary and Bonus Deferral Plan: The Company had a deferred compensation plan under which officers and certain management employees had deferred a portion of their compensation on a pre-tax basis in the form of the Company's Common Stock. A rabbi trust (the "Trust") had been established to hold shares of the Company's Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders' deficit. At December 31, 2003, 420,212 shares have been purchased at a total cost of $8 and are held in the Trust. At December 31, 2003, this plan is no longer active but continues to hold shares in the Trust and to distribute such shares based on elections made by participants.

Note 13 -- Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company's share of Equistar's Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

                                          Foreign      Unrealized               Equity in Other     Cumulative
                                          Currency     Losses on     Minimum     Comprehensive        Other
                                        Translation    Derivative    Pension        Loss of       Comprehensive
                                        Adjustments   Instruments   Liability       Equistar          Loss
                                        -----------   -----------   ---------   ---------------   -------------
Balance, December 31, 2000...........      $(107)         $--         $  --           $--             $(107)
   2001 Change.......................        (19)          (6)           (4)           --               (29)
                                           -----          ---         -----           ---             -----
Balance, December 31, 2001...........       (126)          (6)           (4)           --              (136)
   2002 Change.......................         27            5          (188)           (7)             (163)
                                           -----          ---         -----           ---             -----
Balance, December 31, 2002...........        (99)          (1)         (192)           (7)             (299)
   2003 Change.......................        128           --            26             4               158
                                           -----          ---         -----           ---             -----
Balance, December 31, 2003...........      $  29          $(1)        $(166)          $(3)            $(141)
                                           =====          ===         =====           ===             =====

Note 14 -- Related Party Transactions

     One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility up to a maximum of 330 million pounds per year. The initial term of the contract was through December 1, 2000 and automatically renews annually. Either

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 14 -- Related Party Transactions - Continued

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 15 -- Commitments and Contingencies - Continued

                                          Ore    Other    Total
                                         ----   ------   ------
2004..................................   $183   $  149   $  332
2005..................................    155      117      272
2006..................................    117      107      224
2007..................................     65      108      173
2008..................................     --       99       99
Thereafter............................     --      750      750
                                         ----   ------   ------
   Total..............................   $520   $1,330   $1,850
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

     Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2003, are as follows:

2004..................................   $ 20
2005..................................     15
2006..................................     12
2007..................................     11
2008..................................     11
Thereafter............................     75
                                         ----
   Total..............................   $144
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

     Export sales from the United States for the years ended December 31, 2003, 2002 and 2001 were approximately $316, $254 and $245, respectively.

     The following is a summary of the Company's operations by business segment:

                                                        2003     2002     2001
                                                       ------   ------   ------
Net sales
   Titanium Dioxide and Related Products ...........   $1,172   $1,129   $1,145
   Acetyls .........................................      421      334      355
   Specialty Chemicals .............................       94       91       90
                                                       ------   ------   ------
      Total ........................................   $1,687   $1,554   $1,590
                                                       ======   ======   ======
Operating (loss) income
   Titanium Dioxide and Related Products ...........   $  (51)  $   63   $   72
   Acetyls .........................................       27       11      (16)
   Specialty Chemicals .............................        2        6       12
   Other ...........................................      (29)      --      (54)
                                                       ------   ------   ------
      Total ........................................   $  (51)  $   80   $   14
                                                       ======   ======   ======
Depreciation and amortization
   Titanium Dioxide and Related Products ...........   $   94   $   83   $   81
   Acetyls .........................................       11       11       21
   Specialty Chemicals .............................        8        8        8
                                                       ------   ------   ------
      Total ........................................   $  113   $  102   $  110
                                                       ======   ======   ======
Capital expenditures
   Titanium Dioxide and Related Products ...........   $   42   $   61   $   82
   Acetyls .........................................        3        1        6
   Specialty Chemicals .............................        3        9        3
   Other ...........................................       --       --        6
                                                       ------   ------   ------
      Total ........................................   $   48   $   71   $   97
                                                       ======   ======   ======
Identifiable assets
   Titanium Dioxide and Related Products ...........   $1,487   $1,389
   Acetyls .........................................      285      294
   Specialty Chemicals .............................       95       99
   Other (1) .......................................      531      614
                                                       ------   ------
      Total ........................................   $2,398   $2,396
                                                       ======   ======

----------
(1) Other assets consist primarily of cash and cash equivalents, the Company's interest in Equistar and other assets.

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 16 -- Operations by Business Segment and Geographic Area - Continued

                                                                    December 31,
                                                                    ------------
                                                                     2003   2002
                                                                     ----   ----
Goodwill
   Titanium Dioxide and Related Products ........................    $ 56   $ 58
   Acetyls ......................................................      48     48
                                                                     ----   ----
      Total .....................................................    $104   $106
                                                                     ====   ====

     The following is a summary of the Company's operations by geographic region:

                                                        2003     2002      2001
                                                       ------   ------   -------
Net sales
   United States ...................................   $  984   $  923   $  983
                                                       ------   ------   ------
   Non-United States
      United Kingdom ...............................      447      404      364
      France .......................................      187      183      179
      Asia/Pacific .................................      203      178      160
      Brazil .......................................      107      103      113
                                                       ------   ------   ------
                                                          944      868      816
                                                       ------   ------   ------
   Inter-area elimination ..........................     (241)    (237)    (209)
                                                       ------   ------   ------
      Total ........................................   $1,687   $1,554   $1,590
                                                       ======   ======   ======
Operating income (loss)
   United States ...................................   $   (9)  $    6   $  (53)
                                                       ------   ------   ------
   Non-United States
      United Kingdom ...............................       27        5       (5)
      France .......................................     (137)     (11)      (8)
      Asia/Pacific .................................       51       54       52
      Brazil .......................................       21       23       30
                                                       ------   ------   ------
                                                          (38)      71       69
                                                       ------   ------   ------
   Inter-area elimination ..........................       (4)       3       (2)
                                                       ------   ------   ------
      Total ........................................   $  (51)  $   80   $   14
                                                       ======   ======   ======
Identifiable assets
   United States ...................................   $1,424   $1,536
                                                       ------   ------
   Non-United States
      United Kingdom ...............................      451      346
      France .......................................      146      250
      Asia/Pacific .................................      231      137
      Brazil .......................................      133      116
      All Other ....................................       13       11
                                                       ------   ------
                                                          974      860
                                                       ------   ------
      Total ........................................   $2,398   $2,396
                                                       ======   ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                    (Dollars in millions, except share data)

Note 17 -- Quarterly Financial Data (unaudited)

                                                                     1st Qtr.    2nd Qtr.     3rd Qtr.    4th Qtr.
                                                                     --------    --------     --------    --------
2003
Net sales.........................................................   $  415      $  416       $  431      $  425
Operating income (loss)...........................................       27          24 (2)       (5)(4)     (97)(6)
Net loss before cumulative effect of accounting change............      (26)(1)      (9)(3)      (28)(5)    (120)(7)
Cumulative effect of accounting change............................       (1)         --           --          --
Net loss after cumulative effect of accounting change.............      (27)(1)      (9)(3)      (28)(5)    (120)(7)
Basic and diluted loss per share:
   Before cumulative effect of accounting change..................    (0.41)(1)   (0.14)(3)    (0.44)(5)   (1.87)(7)
   From cumulative effect of accounting change....................    (0.02)         --           --          --
   After cumulative effect of accounting change...................    (0.43)(1)   (0.14)(3)    (0.44)(5)   (1.87)(7)

2002
Net sales.........................................................   $  351      $  405       $  411      $  387
Operating income..................................................        7          20 (8)       30          23 (9)
Net (loss) income before cumulative effect of accounting change...      (33)          2 (8)        5          (2)(10)
Cumulative effect of accounting change............................     (305)         --           --          --
Net (loss) income after cumulative effect of accounting change....     (338)          2 (8)        5          (2)(10)
Basic and diluted (loss) earnings per share:
   Before cumulative effect of accounting change..................    (0.52)       0.02 (8)     0.08       (0.03)(10)
   From cumulative effect of accounting change....................    (4.80)         --           --          --
   After cumulative effect of accounting change...................    (5.32)       0.02 (8)     0.08       (0.03)(10)

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

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                        As of December 31, 2003 and 2002

                                                                                                              Millennium
                                             Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                            America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                            ------------   --------------   -------------   ------------   ----------------
2003 (Restated - See Note 19)
                  ASSETS
Inventories .............................      $   --           $ --            $  457         $    --          $  457
Other current assets ....................          24              1               526              --             551
Property, plant and equipment, net ......          --             --               766              --             766
Investment in Equistar ..................          --             --               469              --             469
Investment in subsidiaries ..............         369             95                --            (464)             --
Other assets ............................          12              3                36              --              51
Goodwill ................................          --             --               104              --             104
Due from parent and affiliates, net .....         733             --                --            (733)             --
                                               ------           ----            ------         -------          ------
   Total assets .........................      $1,138           $ 99            $2,358         $(1,197)         $2,398
                                               ======           ====            ======         =======          ======
LIABILITIES AND SHAREHOLDERS'
       (DEFICIT) EQUITY

Current maturities of long-term debt ....      $   --           $ --            $    6         $    --          $    6
Other current liabilities ...............           9              1               355              --             365
Long-term debt ..........................       1,295            150                16              --           1,461
Deferred income taxes ...................          --             --               272              --             272
Other liabilities .......................          --             --               325              --             325
Due to parent and affiliates, net .......          --              6               727            (733)             --
                                               ------           ----            ------         -------          ------
   Total liabilities ....................       1,304            157             1,701            (733)          2,429
Minority interest .......................          --             --                27              --              27
Shareholders' (deficit) equity ..........        (166)           (58)              630            (464)            (58)
                                               ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity ..................      $1,138           $ 99            $2,358         $(1,197)         $2,398
                                               ======           ====            ======         =======          ======
2002 (Restated - See Note 19)
                  ASSETS

Inventories .............................      $   --           $ --            $  406         $    --          $  406
Other current assets ....................          10             --               403              --             413
Property, plant and equipment, net ......          --             --               862              --             862
Investment in Equistar ..................          --             --               563              --             563
Investment in subsidiaries ..............         364            110                --            (474)             --
Other assets ............................          15             --                31              --              46
Goodwill ................................          --             --               106              --             106
Due from parent and affiliates, net .....         638             --                --            (638)             --
                                               ------           ----            ------         -------          ------
   Total assets .........................      $1,027           $110            $2,371         $(1,112)         $2,396
                                               ======           ====            ======         =======          ======
LIABILITIES AND SHAREHOLDERS'
       (DEFICIT) EQUITY

Current maturities of long-term debt ....      $    3           $ --            $    9         $    --          $   12
Other current liabilities ...............           8             --               455              --             463
Long-term debt ..........................       1,196             --                16              --           1,212
Deferred income taxes ...................          --             --               300              --             300
Other liabilities .......................          --             --               410              --             410
Due to parent and affiliates, net .......          --            130               508            (638)             --
                                               ------           ----            ------         -------          ------
   Total liabilities ....................       1,207            130             1,698            (638)          2,397
Minority interest .......................          --             --                19              --              19
Shareholders' (deficit) equity ..........        (180)           (20)              654            (474)            (20)
                                               ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity ..................      $1,027           $110            $2,371         $(1,112)         $2,396
                                               ======           ====            ======         =======          ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                  Millennium
                                                 Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                                America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                                ------------   --------------   -------------   ------------   ----------------
2003
Net sales ...................................      $  --            $  --           $1,687          $ --            $1,687
Cost of products sold .......................         --               --            1,377            --             1,377
Depreciation and amortization ...............         --               --              113            --               113
Selling, development and administrative
   expense ..................................         --                1              126            --               127
Reorganization and office closure costs .....         --               --               18            --                18
Asset impairment charges ....................         --               --              103            --               103
                                                   -----            -----           ------          ----            ------
   Operating loss ...........................         --               (1)             (50)           --               (51)
Interest expense (income), net ..............        (94)              --                2            --               (92)
Intercompany interest income (expense),
   net ......................................         98               (3)             (95)           --                --
Loss on Equistar investment .................         --               --             (100)           --              (100)
Equity in loss of subsidiaries ..............       (110)            (180)              --           290                --
Other expense ...............................         (1)              --               (4)           --                (5)
(Provision for) benefit from income taxes ...         (1)               1               65            --                65
Cumulative effect of accounting change ......          1               (1)              (1)           --                (1)
                                                   -----            -----           ------          ----            ------
   Net loss .................................      $(107)           $(184)          $ (183)         $290            $ (184)
                                                   =====            =====           ======          ====            ======
2002
Net sales ...................................      $  --            $  --           $1,554          $ --            $1,554
Cost of products sold .......................         --               --            1,234            --             1,234
Depreciation and amortization ...............         --               --              102            --               102
Selling, development and administrative
   expense ..................................          1                1              136            --               138
                                                   -----            -----           ------          ----            ------
   Operating (loss) income ..................         (1)              (1)              82            --                80
Interest expense, net .......................        (86)              --               --            --               (86)
Intercompany interest income (expense),
   net ......................................        103               (5)             (98)           --                --
Loss on Equistar investment .................         --               --              (73)           --               (73)
Equity in loss of subsidiaries ..............        (97)             (23)              --           120                --
Other expense ...............................         --               --               (7)           --                (7)
(Provision for) benefit from income taxes ...         (6)               1               63            --                58
Cumulative effect of accounting change ......       (305)            (305)            (305)          610              (305)
                                                   -----            -----           ------          ----            ------
   Net loss .................................      $(392)           $(333)          $ (338)         $730            $ (333)
                                                   =====            =====           ======          ====            ======
2001
Net sales ...................................      $  --            $  --           $1,590          $ --            $1,590
Cost of products sold .......................         --               --            1,261            --             1,261
Depreciation and amortization ...............         --               --              110            --               110
Selling, development and administrative
   expense ..................................         --               --              169            --               169
Reorganization and plant closure costs ......         --               --               36            --                36
                                                   -----            -----           ------          ----            ------
   Operating income .........................         --               --               14            --                14
Interest expense, net .......................        (81)              --               (1)           --               (82)
Intercompany interest income (expense),
   net ......................................        108               (4)            (104)           --                --
Loss on Equistar investment .................         --               --              (83)           --               (83)
Equity in loss of subsidiaries ..............        (76)             (51)              --           127                --
Other expense ...............................         (2)              (1)              --            --                (3)
(Provision for) benefit from income taxes ...         (9)               2              107            --               100
                                                   -----            -----           ------          ----            ------
   Net loss .................................      $ (60)           $ (54)          $  (67)         $127            $  (54)
                                                   =====            =====           ======          ====            ======

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                 Millennium
                                                Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                               America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                               ------------   --------------   -------------   ------------   ----------------
2003
Cash flows from operating activities .......      $   7           $  (2)            $(95)           $--            $ (90)
Cash flows from investing activities:
   Capital expenditures ....................         --              --              (48)            --              (48)
                                                  -----           -----             ----            ---            -----
Cash used in investing activities ..........         --              --              (48)            --              (48)
Cash flows from financing activities:
   Dividends to shareholders ...............         --             (17)              --             --              (17)
   Proceeds from long-term debt, net .......        478             146                2             --              626
   Repayment of long-term debt .............       (378)             --               (9)            --             (387)
   Intercompany ............................        (93)           (127)             220             --               --
   Decrease in notes payable and other
      short-term borrowings ................         --              --              (19)            --              (19)
                                                  -----           -----             ----            ---            -----
Cash provided by financing activities ......          7               2              194             --              203
                                                  -----           -----             ----            ---            -----
Effect of exchange rate changes on cash ....         --              --               19             --               19
                                                  -----           -----             ----            ---            -----
Increase in cash and cash equivalents ......         14              --               70             --               84
Cash and cash equivalents at beginning
   of year .................................          6              --              119             --              125
                                                  -----           -----             ----            ---            -----
Cash and cash equivalents at end of year ...      $  20           $  --             $189            $--            $ 209
                                                  =====           =====             ====            ===            =====

2002
Cash flows from operating activities .......      $  18           $  (6)            $ 72            $--            $  84
Cash flows from investing activities:
   Capital expenditures ....................         --              --              (71)            --              (71)
   Proceeds from sales of property, plant
      & equipment ..........................         --              --                1             --                1
                                                  -----           -----             ----            ---            -----
Cash used in investing activities ..........         --              --              (70)            --              (70)
Cash flows from financing activities:
   Dividends to shareholders ...............         --             (35)              --             --              (35)
   Proceeds from long-term debt ............        290              --               12             --              302
   Repayment of long-term debt .............       (264)             --               (8)            --             (272)
   Intercompany ............................        (43)             41                2             --               --
   Increase in notes payable ...............         --              --                3             --                3
                                                  -----           -----             ----            ---            -----
Cash (used in) provided by financing
   activities ..............................        (17)              6                9             --               (2)
                                                  -----           -----             ----            ---            -----
Effect of exchange rate changes on cash ....         --              --               (1)            --               (1)
                                                  -----           -----             ----            ---            -----
Increase in cash and cash equivalents ......          1              --               10             --               11
Cash and cash equivalents at beginning
   of year .................................          5              --              109             --              114
                                                  -----           -----             ----            ---            -----
Cash and cash equivalents at end of year ...      $   6           $  --             $119            $--            $ 125
                                                  =====           =====             ====            ===            =====

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                    (Dollars in millions, except share data)

Note 18 -- Supplemental Financial Information - Continued

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - Continued
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                 Millennium
                                                Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
                                               America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                               ------------   --------------   -------------   ------------   ----------------
2001
Cash flows from operating activities .......       $   7           $ (5)            $110            $--              $112
Cash flows from investing activities:
   Capital expenditures ....................          --             --              (97)            --               (97)
   Proceeds from sales of property, plant
      & equipment ..........................          --             --               19             --                19
                                                     ---           ----             ----            ---              ----
Cash used in investing activities ..........          --             --              (78)            --               (78)
Cash flows from financing activities:
   Dividends to shareholders ...............          --            (35)              --             --               (35)
   Proceeds from long-term debt ............         741             --               42             --               783
   Repayment of long-term debt .............        (675)            --              (61)            --              (736)
   Intercompany ............................         (51)            40               11             --                --
   Decrease in notes payable ...............         (17)            --              (17)            --               (34)
                                                   -----           ----             ----            ---              ----
Cash (used in) provided by financing
   activities ..............................          (2)             5              (25)            --               (22)
                                                   -----           ----             ----            ---              ----
Effect of exchange rate changes on cash ....          --             --               (5)            --                (5)
                                                   -----           ----             ----            ---              ----
Increase in cash and cash equivalents ......           5             --                2             --                 7
Cash and cash equivalents at beginning
   of year .................................          --             --              107             --               107
                                                   -----           ----             ----            ---              ----
Cash and cash equivalents at end of year ...       $   5           $ --             $109            $--              $114
                                                   =====           ====             ====            ===              ====

Note 19 -- Restatement of Financial Statements

     The Company restated its financial statements for the years 2001 through 2003 to correct errors in its computation of deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes and Shareholders' deficit at December 31, 2003 and 2002 by $15. This restatement similarly decreased liabilities for deferred income taxes and increased Shareholders' equity at December 31, 2001 and 2000 by $15. The restatement did not affect the Company's cash flow or operating income in any year.

     A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheets for the periods presented herein is shown below.

                                                  As of December 31, 2003     As of December 31, 2002
                                                 -------------------------   -------------------------
                                                 As Reported   As Restated   As Reported   As Restated
                                                 -----------   -----------   -----------   -----------
Changes to Consolidated Balance Sheets:
   Deferred income taxes .....................     $  287        $  272        $  315        $  300
   Total liabilities .........................      2,444         2,429         2,412         2,397
   Accumulated deficit .......................       (977)         (962)         (776)         (761)
   Total shareholders' deficit ...............        (73)          (58)          (35)          (20)

     Item 9A. Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       As a result of activities relating to the Company's proposed business combination with Lyondell, the Company discovered errors in the computation of its tax basis in Equistar used to compute the Company's deferred income taxes. The restatement reflected in this Amendment No. 2 decreased the Company's liability for deferred income taxes and Shareholders' deficit at December 31, 2003 and 2002 by $15 million. This restatement similarly decreased liabilities for deferred income taxes and increased Shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any year.

       The Company believes that the errors resulted from a "material weakness" in internal controls relating to the computation of deferred income taxes for its investment in Equistar.

       As a result of the Company's decision to restate its financial statements, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of December 31, 2003.

(b) There were no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

       As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (collectively, the "Section 404 Requirements"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. As part of the process of preparing for compliance with the
       Section 404 Requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. This review is being conducted under the direction of senior management. As a result, management has made improvements to the Company's internal controls through the date of the filing of this Amendment No. 2 as part of its normal review process. The Company's management does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company anticipates that improvements will continue to be made as part of the ongoing review.

       As a result of the errors discovered as discussed in paragraph (a) above, the Company performed a thorough analysis and re-computation of the Company's tax basis in Equistar to correct the Company's deferred income taxes. Additionally, the Company is establishing formal procedures for the regular review of the Company's tax basis relating to its investment in Equistar. These procedures will be evaluated for effectiveness and implemented in the third quarter.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

 (a) The Following Documents are Filed as Part of This Report:

     1.  Financial Statement Schedule.

         Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of this Amendment No. 2 to the Annual Report on Form 10-K/A, should be read in conjunction with the Financial Statements included in Item 8 of this Amendment No. 2 to the Annual Report on Form 10-K/A. Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.

     2.  Exhibits.

Exhibit
 Number                             Description of Document
-------                             -----------------------
 3.1(a)   Amended and Restated Certificate of Incorporation of the Company
          (Filed as Exhibit 3.1 to the Company's Registration Statement on Form
          10 (File No. 1-12091) (the "Form 10"))*

 3.1(b)   Certificate of Elimination of Series A Junior Preferred Stock of
          Millennium Chemicals Inc. (Filed as Exhibit 3.1(b) to the Company's
          Annual Report on Form 10-K for the year ended December 31, 2002 (the
          "2002 Form 10-K")) *

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

10.7(e)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. Long Term Stock Incentive Plan*'D' (Filed as Exhibit 10.7(e) to the Company's Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K/A")

10.8(a)    Amended and Restated Millennium Chemicals Inc. Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.11(a) to the 2002 Form 10-K)*'D'

10.8(b)    Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan
           (Filed as Exhibit 10.11(b) to the 2002 Form 10-K)*'D'

10.9(a)    Millennium Chemicals Grandfathered Supplemental Executive Retirement
           Plan (Filed as Exhibit 10.15(b) to the 2000 Form 10-K)*'D'

10.9(b)    Amendment dated as of November, 2002, to the Millennium Chemicals
           Grandfathered Supplemental Executive Retirement Plan*'D' (Filed as
           Exhibit 10.9(b) to the 2003 Form 10-K/A)

10.10(a)   Millennium Petrochemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.16 to the 2000 Form 10-K)*'D'

10.10(b)   Amendment dated as of November, 2002, to the Millennium
           Petrochemicals Grandfathered Supplemental Executive Retirement
           Plan*'D' (Filed as Exhibit 10.10(b) to the 2003 Form 10-K/A)

10.11(a)   Millennium Inorganic Chemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.17 to the 2000 Form 10-K)*'D'

10.11(b)   Amendment dated as of November, 2002, to the Millennium Inorganic
           Chemicals Inc. Grandfathered Supplemental Executive Retirement
           Plan*'D' (Filed as Exhibit 10.11(b) to the 2003 Form 10-K/A)

10.12(a)   Millennium Specialty Chemicals Grandfathered Supplemental Executive
           Retirement Plan (Filed as Exhibit 10.18 to the 2000 Form 10-K)*'D'

10.12(b)   Amendment dated as of November, 2002, to the Millennium Specialty
           Chemicals Inc. Grandfathered Supplemental Executive Retirement
           Plan*'D' (Filed as Exhibit 10.12(b) to the 2003 Form 10-K/A)

10.13(a)   Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as
           Exhibit 10.30 to the 1996 Form 10-K)*'D'

10.13(b)   Amendment Number 1 dated January 23, 1998, to the Millennium
           Chemicals Inc. Salary and Bonus Deferral Plan (Filed as
           Exhibit 10.30(b) to the 1997 Form 10-K)*'D'

Exhibit
 Number                             Description of Document
-------                             -----------------------
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

10.14(a)   Millennium Chemicals Inc. Supplemental Savings and Investment Plan
           (Filed as Exhibit 10.29 to the 1998 Form 10-K)*'D'

10.14(b)   Amendment to the Millennium Chemicals Inc. Supplemental Savings and
           Investment Plan (Filed as Exhibit 10.20(b) to the 2002 Form 10-K)*'D'
           (Filed as Exhibit 10.14(b) to the 2003 Form 10-K/A)

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

10.20(a) Millennium Chemicals Inc. Omnibus Incentive Compensation Plan (Filed as Exhibit 10.24 to the 2000 Form 10-K)*'D'

10.20(b)   Form of Stock Option Agreement under Omnibus Incentive Compensation
           Plan (Filed as Exhibit 10.24(b) to the 2001 Form 10-K)*'D'

10.20(c)   Amendment to Millennium Chemicals Inc. 2001 Omnibus Incentive
           Compensation Plan (Filed as Exhibit 10.24(c) to the 2002
           Form 10-K)*'D'

10.20(d)   Amendment dated as of November, 2002, to the Millennium Chemicals
           Inc. 2001 Omnibus Incentive Compensation Plan*'D' (Filed as
           Exhibit 10.20(d) to the 2003 Form 10-K/A)

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

**   Filed or furnished herewith.

'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)  Reports on Form 8-K

Current Reports on Form 8-K dated November 18, 2003, November 20, 2003, November 25, 2003, December 15, 2003 and February 4, 2004 were filed or furnished during the quarter ended December 31, 2003 and through March 12, 2004, the date the original Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLENNIUM CHEMICALS INC.


                                             By: /s/ ROBERT E. LEE
                                                 -------------------------------
                                                    Robert E. Lee
                                                    President and
                                                Chief Executive Officer

August 9, 2004

                                  Exhibit Index

Exhibit
 Number                             Description of Document
-------                             -----------------------
23.2       Consent of PricewaterhouseCoopers LLP

31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
           229.601(b)(32)(ii))

32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR
           229.601(b)(32)(ii))








                          STATEMENT OF DIFFERENCES

Characters normally expressed as subscript shall be preceded by............ [u]
The dagger symbol shall be expressed as.................................... 'D'
The section symbol shall be expressed as....................................'SS'

                                                                     SCHEDULE II

                           MILLENNIUM CHEMICALS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                    For the Years Ended 2001, 2002 and 2003
                              Dollars in millions


                                                                                   Additions
                                                                            -----------------------
                                                               Balance      Charged to   Charged to                    Balance at
                                                             at Beginning   Costs and      Other                         End of
                                                               of Year       Expenses     Accounts      Deductions        Year
                                                               -------       --------     --------      ----------        ----
Year ended December 31, 2001
   Deducted from asset accounts:
   Allowance for doubtful accounts.........................      $ 4            $4          $--            $ (1)(a)       $ 7
   Valuation allowance for deferred tax assets.............       79            --            8(b)          (61)(c)        26
Year ended December 31, 2002
   Deducted from asset accounts:
   Allowance for doubtful accounts.........................        7            --           --              --             7
   Valuation allowance for deferred tax assets.............       26            --           15(d)           (6)(c)        35
Year ended December 31, 2003
   Deducted from asset accounts:
   Allowance for doubtful accounts.........................        7             1            1              --             9
   Valuation allowance for deferred tax assets.............       35            --           62(e)           --            97

---------

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