Form 10-Q/A
period 2004-03-31
MILLENNIUM CHEMICALS INC
filed 2004-08-09
CIK 1018099

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

                         Commission file number: 1-12091

                                   ----------

                            MILLENNIUM CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

            Delaware
(State or other jurisdiction of                          22-3436215
 incorporation or organization)             (I.R.S. Employer Identification No.)

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

================================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
          Explanatory Note...............................................     2

Part I    FINANCIAL INFORMATION

          Item 1 Financial Statements....................................     4

          Item 2 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    26

          Item 4 Controls and Procedures.................................    39

Part II   OTHER INFORMATION

          Item 6 Exhibits and Reports on Form 8-K........................    40

          Signature......................................................    41

     Explanatory Note

     In this Quarterly Report, the terms "our", "we", and "the Company" refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

     Millennium Chemicals Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2004 to reflect the restatement of its financial statements for the first quarter of 2004. Included herein are restated consolidated balance sheets as of March 31, 2004 and December 31, 2003. The restatement corrects errors in the computation of deferred income taxes relating to the Company's investment in Equistar Chemicals, LP ("Equistar"), a partnership in which the Company owns a 29.5% interest. This restatement decreased the Company's liability for deferred income taxes and its Shareholders' deficit at March 31, 2004 and December 31, 2003 by $15 million. The restatement did not affect the Company's cash flow or operating income for any period.


     The restatement was initially reported by the Company on July 29, 2004, in a press release, a copy of which was appended as an exhibit to a Current Report on Form 8-K of the same date.

     A discussion of the restatement is set forth in Note 17 to the unaudited Consolidated Financial Statements included in this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:

     o Item 1, Financial Statements has been revised to reflect this restatement;

     o Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect this restatement. (The only revisions to this item are: (1) the addition of two paragraphs to the end of "Introduction - Restatement of Financial Statements" to describe this restatement; and (2) cross-references to the original Form 10-Q for the quarter ended March 31, 2004.); and

     o Item 4, Controls and Procedures, has been updated to reflect the evaluation made in connection with this Amendment No. 1.

     This Amendment No. 1 does not reflect events that have occurred after May 14, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

     The Company is also filing with the Securities and Exchange Commission Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to reflect changes required as a result of the restatement.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Millions, except share data)

                                                                                                March 31,    December 31,
                                                                                                  2004           2003
                                                                                              ------------   ------------
                                                                                               (Restated -    (Restated -
                                                                                              See Note 17)   See Note 17)
                                            ASSETS

Current assets
   Cash and cash equivalents...............................................................      $  196         $  209
   Trade receivables, net..................................................................         323            277
   Inventories.............................................................................         417            457
   Other current assets....................................................................          77             65
                                                                                                 ------         ------
      Total current assets.................................................................       1,013          1,008
Property, plant and equipment, net.........................................................         753            766
Investment in Equistar.....................................................................         471            469
Other assets...............................................................................          54             51
Goodwill...................................................................................         104            104
                                                                                                 ------         ------
      Total assets.........................................................................      $2,395         $2,398
                                                                                                 ======         ======
                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

   Notes payable...........................................................................      $    6         $   --
   Current maturities of long-term debt....................................................           5              6
   Trade accounts payable..................................................................         260            236
   Income taxes payable....................................................................           3              5
   Accrued expenses and other liabilities..................................................         146            124
                                                                                                 ------         ------
      Total current liabilities............................................................         420            371
Long-term debt.............................................................................       1,409          1,461
Deferred income taxes......................................................................         269            272
Other liabilities..........................................................................         324            325
                                                                                                 ------         ------
      Total liabilities....................................................................       2,422          2,429
                                                                                                 ------         ------
Commitments and contingencies (Note 13)

Minority interest..........................................................................          28             27
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued and
      outstanding).........................................................................          --             --
   Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586
      shares at March 31, 2004 and December 31, 2003) .....................................           1              1
   Paid in capital.........................................................................       1,289          1,292
   Accumulated deficit.....................................................................        (972)          (962)
   Accumulated other comprehensive loss....................................................        (131)          (141)
   Treasury stock, at cost (13,224,871 and 13,905,687 shares at March 31, 2004 and December
      31, 2003, respectively)..............................................................        (247)          (260)
   Unearned restricted shares..............................................................          (2)            (1)
   Deferred compensation...................................................................           7             13
                                                                                                 ------         ------
      Total shareholders' deficit..........................................................         (55)           (58)
                                                                                                 ------         ------
         Total liabilities and shareholders' deficit.......................................      $2,395         $2,398
                                                                                                 ======         ======

           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)


                                                                    Three Months Ended
                                                                        March 31,
                                                                    ------------------
                                                                      2004     2003
                                                                     ------   ------
Net sales........................................................    $  465   $  415
Operating costs and expenses
   Cost of products sold.........................................       388      331
   Depreciation and amortization.................................        24       27
   Selling, development and administrative expense...............        33       30
   Asset impairment charges......................................         3       --
   Combination costs.............................................         3       --
   Reorganization and office closure costs.......................         1       --
                                                                     ------   ------
      Operating income...........................................        13       27
Interest expense.................................................       (27)     (23)
Interest income..................................................         2        1
Earnings (loss) on Equistar investment...........................         2      (43)
Other expense, net...............................................        (1)      --
                                                                     ------   ------
Loss before income taxes, minority interest and cumulative effect
   of accounting change..........................................       (11)     (38)
Benefit from income taxes........................................         2       15
                                                                     ------   ------
Loss before minority interest and cumulative effect of accounting
   change........................................................        (9)     (23)
Minority interest................................................        (1)      (3)
                                                                     ------   ------
Loss before cumulative effect of accounting change...............       (10)     (26)
Cumulative effect of accounting change...........................        --       (1)
                                                                     ------   ------
Net loss.........................................................    $  (10)  $  (27)
                                                                     ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change.................    $(0.16)  $(0.41)
   From cumulative effect of accounting change...................        --    (0.02)
                                                                     ------   ------
   After cumulative effect of accounting change..................    $(0.16)  $(0.43)
                                                                     ======   ======

           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                          2004   2003
                                                                                          ----   ----

Cash flows from operating activities:
   Net loss ........................................................................      $(10)  $(27)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Cumulative effect of accounting change .......................................        --      1
      Asset impairment charges .....................................................         3     --
      Depreciation and amortization ................................................        24     27
      Deferred income tax benefit ..................................................        (5)   (21)
      (Earnings) loss on Equistar investment .......................................        (2)    43
      Minority interest ............................................................         1      3
      Other, net ...................................................................        (9)    (2)
      Changes in assets and liabilities:
         Increase in trade receivables .............................................       (44)   (13)
         Decrease in inventories ...................................................        41     18
         (Increase) decrease in other current assets ...............................        (8)     1
         Increase (decrease) in trade accounts payable .............................        25    (36)
         Increase in accrued expenses and other liabilities and
            income taxes payable ...................................................        26      4
         Decrease in other liabilities .............................................        (5)   (12)
                                                                                          ----   ----
      Cash provided by (used in) operating activities ..............................        37    (14)
                                                                                          ----   ----
Cash flows from investing activities:
   Capital expenditures ............................................................       (10)    (8)
                                                                                          ----   ----
      Cash used in investing activities ............................................       (10)    (8)
                                                                                          ----   ----
Cash flows from financing activities:
   Dividends to shareholders .......................................................        --     (9)
   Proceeds from long-term debt ....................................................        16     96
   Repayment of long-term debt .....................................................       (70)   (66)
   Increase (decrease) in notes payable ............................................         6     (1)
   Proceeds from exercise of stock options .........................................         3     --
                                                                                          ----   ----
      Cash (used in) provided by financing activities ..............................       (45)    20
                                                                                          ----   ----
Effect of exchange rate changes on cash ............................................         5      2
                                                                                          ----   ----
Decrease in cash and cash equivalents ..............................................       (13)    --
Cash and cash equivalents at beginning of year .....................................       209    125
                                                                                          ----   ----
Cash and cash equivalents at end of period .........................................      $196   $125
                                                                                          ====   ====

          See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except share data)

Note 1 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Annual Report on Form 10-K of Millennium Chemicals Inc. (the "Company") for the year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004. In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations for the interim periods are included in the accompanying unaudited consolidated financial statements.

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

     In March 2004, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 becomes effective for periods beginning after March 31, 2004. The Company is currently evaluating the impact of implementing EITF 03-6 on its financial statements.

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

Note 5 - Asset Impairment Charges

     Asset impairment charges in the first quarter of 2004 of $3 represented the write off of expenditures for property, plant and equipment at the Company's
Le Havre, France TiO[u]2 manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre TiO[u]2 manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

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

     The Company has recorded cumulative charges related to the program of $19 (including $1 for the three months ended March 31, 2004), of which $18 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", as appropriate. Cumulative severance-related cash payments of $22 for the implementation of this program were made through March 31, 2004, including $8 in the first quarter of 2004. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $4, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at March 31, 2004. The cumulative charges of $19 associated with the cost reduction program are less than the cumulative severance-related cash payments of $22 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

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

Note 11 - Pension and Other Postretirement Benefits

     The following table provides the components of net periodic benefit cost and the amount of contributions and benefits paid:

                                                                                Other Postretirement
                                                     Pension Benefits                 Benefits
                                                For the Three Months Ended   For the Three Months Ended
                                                         March 31,                    March 31,
                                                --------------------------   --------------------------
                                                        2004   2003                  2004   2003
                                                        ----   ----                  ----   ----
Net periodic benefit cost (income)
   Service cost, including interest..........           $  3   $  3                  $--     $--
   Interest on PBO...........................             13     13                   --       1
   Return on plan assets.....................            (16)   (17)                  --      --
   Amortization of unrecognized net loss.....              3      2                   --      --
   Amortization of prior service cost........             --     --                   (1)     --
                                                        ----   ----                  ---     ---
   Net periodic benefit cost (income)........              3      1                   (1)      1
   Defined contribution plans................              1      1                   --      --
                                                        ----   ----                  ---     ---
   Net periodic benefit cost (income)........           $  4   $  2                  $(1)    $ 1
                                                        ====   ====                  ===     ===
Company pension trust contributions..........           $  5   $  2
                                                        ====   ====
Company other postretirement benefits paid...                                        $ 3     $ 2
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

Note 12 - Comprehensive Income (Loss)

     The following table sets forth the components of other comprehensive income and total comprehensive income (loss):

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                   2004   2003
                                                                   ----   ----
Net loss ....................................................      $(10)  $(27)
Other comprehensive income
   Net gains (losses) on derivative financial instruments ...         1     (3)
   Currency translation adjustment ..........................         9     13
                                                                   ----   ----
Total comprehensive income (loss) ...........................      $ --   $(17)
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

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                              2004   2003
                                              ----   ----
Net sales
   Titanium Dioxide and Related Products...   $333   $288
   Acetyls.................................    106    102
   Specialty Chemicals.....................     26     25
                                              ----   ----
      Total................................   $465   $415
                                              ====   ====

Operating income (loss)
   Titanium Dioxide and Related Products...   $ 12   $ 21
   Acetyls.................................      9      7
   Specialty Chemicals.....................      2      2
   Other...................................    (10)    (3)
                                              ----   ----
      Total................................   $ 13   $ 27
                                              ====   ====

Depreciation and amortization
   Titanium Dioxide and Related Products...   $ 19   $ 22
   Acetyls.................................      3      3
   Specialty Chemicals.....................      2      2
                                              ----   ----
      Total................................   $ 24   $ 27
                                              ====   ====

Capital expenditures
   Titanium Dioxide and Related Products...   $  9   $  7
   Acetyls.................................      1     --
   Specialty Chemicals.....................     --      1
   Other...................................     --     --
                                              ----   ----
     Total.................................   $ 10   $  8
                                              ====   ====

                                           March 31,   December 31,
                                              2004         2003
                                           ---------   ------------
Goodwill
   Titanium Dioxide and Related Products...   $ 56         $ 56
   Acetyls.................................     48           48
                                              ----         ----
      Total................................   $104         $104
                                              ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 15 - Information on Equistar

     The following is summarized financial information for Equistar:

                                                                        March 31,   December 31,
                                                                           2004         2003
                                                                        ---------   ------------
Current assets.......................................................     $1,225       $1,261
Noncurrent assets....................................................      3,741        3,767
                                                                          ------       ------
   Total assets......................................................     $4,966       $5,028
                                                                          ======       ======

Current liabilities..................................................     $  688       $  754
Noncurrent liabilities...............................................      2,674        2,673
Partners' capital....................................................      1,604        1,601
                                                                          ------       ------
   Total liabilities and partners' capital...........................     $4,966       $5,028
                                                                          ======       ======

                             Three Months Ended
                                  March 31,
                             ------------------
                               2004     2003
                              ------   ------
Net sales.................    $1,962   $1,641
Operating income (loss)...        61      (96)
Net income (loss).........         5     (146)

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
Condensed Consolidating                       Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Balance Sheets                               America Inc.   Chemicals Inc.   Subsidiaries    Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
March 31, 2004 (Restated - See Note 17)
                  ASSETS
Inventories ..............................      $   --           $ --            $  417         $    --          $  417
Other current assets .....................          80              1               515              --             596
Property, plant and equipment, net .......          --             --               753              --             753
Investment in Equistar ...................          --             --               471              --             471
Investment in subsidiaries ...............         354            101                --            (455)             --
Other assets .............................          15              3                36              --              54
Goodwill .................................          --             --               104              --             104
Due from parent and affiliates, net ......         655             --                --            (655)             --
                                                ------           ----            ------         -------          ------
   Total assets ..........................      $1,104           $105            $2,296         $(1,110)         $2,395
                                                ======           ====            ======         =======          ======
  LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                  EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    5         $    --          $    5
Other current liabilities ................          34              8               373              --             415
Long-term debt ...........................       1,245            150                14              --           1,409
Deferred income taxes ....................          --             --               269              --             269
Other liabilities ........................          --             --               324              --             324
Due to parent and affiliates, net ........          --              2               653            (655)             --
                                                ------           ----            ------         -------          ------
   Total liabilities .....................       1,279            160             1,638            (655)          2,422
Minority interest ........................          --             --                28              --              28
Shareholders' (deficit) equity ...........        (175)           (55)              630            (455)            (55)
                                                ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity ...................      $1,104           $105            $2,296         $(1,110)         $2,395
                                                ======           ====            ======         =======          ======

December 31, 2003 (Restated - See Note 17)
                  ASSETS
Inventories ..............................      $   --           $ --            $  457         $    --          $  457
Other current assets .....................          24              1               526              --             551
Property, plant and equipment, net .......          --             --               766              --             766
Investment in Equistar ...................          --             --               469              --             469
Investment in subsidiaries ...............         369             95                --            (464)             --
Other assets .............................          12              3                36              --              51
Goodwill .................................          --             --               104              --             104
Due from parent and affiliates, net ......         733             --                --            (733)             --
                                                ------           ----            ------         -------          ------
   Total assets ..........................      $1,138           $ 99            $2,358         $(1,197)         $2,398
                                                ======           ====            ======         =======          ======
  LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                  EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    6         $    --          $    6
Other current liabilities ................           9              1               355              --             365
Long-term debt ...........................       1,295            150                16              --           1,461
Deferred income taxes ....................          --             --               272              --             272
Other liabilities ........................          --             --               325              --             325
Due to parent and affiliates, net ........          --              6               727            (733)             --
                                                ------           ----            ------         -------          ------
   Total liabilities .....................       1,304            157             1,701            (733)          2,429
Minority interest ........................          --             --                27              --              27
Shareholders' (deficit) equity ...........        (166)           (58)              630            (464)            (58)
                                                ------           ----            ------         -------          ------
   Total liabilities and shareholders'
      (deficit) equity  ..................      $1,138           $ 99            $2,358         $(1,197)         $2,398
                                                ======           ====            ======         =======          ======

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
Condensed Consolidating                       Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Statements of Operations                     America Inc.   Chemicals Inc.   Subsidiaries    Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
Three Months Ended
March 31, 2004
Net sales ................................       $ --            $ --            $465             $--             $465
Cost of products sold ....................         --              --             388              --              388
Depreciation and amortization ............         --              --              24              --               24
Selling, development and
   administrative expense ................         --              --              33              --               33
Asset impairment charges .................         --              --               3              --                3
Combination costs ........................         --              --               3              --                3
Reorganization and office closure
   costs .................................         --              --               1              --                1
                                                 ----            ----            ----             ---             ----
   Operating income ......................         --              --              13              --               13
Interest expense, net ....................        (23)             (2)             --              --              (25)
Intercompany interest income
   (expense), net ........................         25              --             (25)             --               --
Earnings on Equistar investment ..........         --              --               2              --                2
Equity in loss of subsidiaries ...........        (12)             (9)             --              21               --
Other expense, net .......................         --              --              (2)             --               (2)
(Provision for) benefit from
   income taxes ..........................         (1)              1               2                                2
                                                 ----            ----            ----             ---             ----
   Net loss ..............................       $(11)           $(10)           $(10)            $21             $(10)
                                                 ====            ====            ====             ===             ====

Three Months Ended
March 31, 2003
Net sales ................................       $ --            $ --            $415             $--             $415
Cost of products sold ....................         --                             331              --              331
Depreciation and amortization ............         --              --              27              --               27
Selling, development and
   administrative expense ................         --              --              30              --               30
                                                 ----            ----            ----             ---             ----
   Operating income ......................         --              --              27              --               27
Interest expense, net ....................        (22)             --              --              --              (22)
Intercompany interest income
   (expense), net ........................         24              (1)            (23)             --               --
Loss on Equistar investment ..............         --              --             (43)             --              (43)
Equity in loss of subsidiaries ...........        (41)            (25)             --              66               --
Other expense, net .......................         --                              (3)             --               (3)
(Provision for) benefit from
   income taxes ..........................         (1)             --              16              --               15
Cumulative effect of accounting
   change ................................          1              (1)             (1)             --               (1)
                                                 ----            ----            ----             ---             ----
   Net loss ..............................       $(39)           $(27)           $(27)            $66             $(27)
                                                 ====            ====            ====             ===             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                                  Millennium
Condensed Consolidating                          Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Statements of Cash Flow                         America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                                ------------   --------------   -------------   ------------   ----------------
Three Months Ended March 31, 2004
Cash flows from operating activities.........       $ 22            $(1)            $ 16             $--             $ 37
                                                    ----            ---             ----             ---             ----
Cash flows from investing activities
   Capital expenditures......................         --             --              (10)             --              (10)
                                                    ----            ---             ----             ---             ----
      Cash used in investing activities.....          --             --              (10)             --              (10)
                                                    ----            ---             ----             ---             ----
Cash flows from financing activities
   Proceeds from long-term debt..............         16             --               --              --               16
   Repayment of long-term debt...............        (68)            --               (2)             --              (70)
   Intercompany..............................         85             (8)             (77)             --               --
   Increase in notes payable.................         --              6               --              --                6
   Proceeds from exercise of stock options...         --              3               --              --                3
                                                    ----            ---             ----             ---             ----
      Cash provided by (used in) financing
         activities..........................         33              1              (79)             --              (45)
                                                    ----            ---             ----             ---             ----
Effect of exchange rate changes on cash......         --             --                5              --                5
                                                    ----            ---             ----             ---             ----
Increase (decrease) in cash and cash
   equivalents...............................         55             --              (68)             --              (13)
Cash and cash equivalents at beginning of
    year.....................................         20             --              189              --              209
                                                    ----            ---             ----             ---             ----
Cash and cash equivalents at end of period...       $ 75            $--             $121             $--             $196
                                                    ====            ===             ====             ===             ====

Three Months Ended March 31, 2003
Cash flows from operating activities.........       $ 25            $(1)            $(38)            $--             $(14)
                                                    ----            ---             ----             ---             ----
Cash flows from investing activities
   Capital expenditures......................         --             --               (8)             --               (8)
                                                    ----            ---             ----             ---             ----
      Cash used in investing activities......         --             --               (8)             --               (8)
                                                    ----            ---             ----             ---             ----
Cash flows from financing activities
   Dividends to shareholders.................         --             (9)              --              --               (9)
   Proceeds from long-term debt..............         95             --                1              --               96
   Repayment of long-term debt...............        (61)            --               (5)             --              (66)
   Intercompany..............................        (64)            10               54              --               --
   Increase in notes payable.................         --             --               (1)             --               (1)
                                                    ----            ---             ----             ---             ----
      Cash (used in) provided by financing
         activities..........................        (30)             1               49              --               20
                                                    ----            ---             ----             ---             ----
Effect of exchange rate changes on cash......         --             --                2              --                2
                                                    ----            ---             ----             ---             ----
(Decrease) increase in cash and cash
   equivalents...............................         (5)            --                5              --               --
Cash and cash equivalents at beginning of
   year......................................          6             --              119              --              125
                                                    ----            ---             ----             ---             ----
Cash and cash equivalents at end of period...       $  1            $--             $124             $--             $125
                                                    ====            ===             ====             ===             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 17 - Restatement of Financial Statements

     The Company restated its financial statements for the first quarter of 2004 to correct errors in the computation of its deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes and its Shareholders' deficit at March 31, 2004 and December 31, 2003 by $15. The restatement did not affect the Company's cash flow or operating income for any period.

     A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheets for the periods presented herein is shown below.

                                             As of March 31, 2004      As of December 31, 2003
                                          -------------------------   -------------------------
                                          As Reported   As Restated   As Reported   As Restated
                                          -----------   -----------   -----------   -----------
                                                                              (Audited)
Changes to Consolidated Balance Sheets:
   Deferred income taxes...............     $  284        $  269        $  287        $  272
   Total liabilities...................      2,437         2,422         2,444         2,429
   Accumulated deficit.................       (987)         (972)         (977)         (962)
   Total shareholders' deficit.........        (70)          (55)          (73)          (58)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company restated its financial statements for the first quarter of 2004 to correct errors in the computation of its deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes and its Shareholders' deficit at March 31, 2004 and December 31, 2003 by $15 million. The restatement did not affect the Company's cash flow or operating income for any period.

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

     These forward-looking statements are only present expectations as at May 14, 2004, the date the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 was originally filed with the Securities and Exchange Commission. Actual events or results may differ materially. Factors that could cause such a difference include:

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

     A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as initially filed with the Securities and Exchange Commission.

     Some of these Cautionary Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at May 14, 2004, the date the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 was originally filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

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

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004.

                       Results of Consolidated Operations

                                                              Three Months Ended
                                                                   March 31,
                                                        -----------------------------
                                                             2004           2003
                                                        ------------   --------------
                                                        (Millions, except share data)
Net sales............................................      $  465          $  415
Operating income.....................................          13              27
Earnings (loss) on Equistar investment...............           2             (43)
Loss before cumulative effect of accounting change...         (10)            (26)
Net loss.............................................         (10)            (27)
Basic and diluted loss per share:
   Before cumulative effect of accounting change.....       (0.16)          (0.41)
   After cumulative effect of accounting change......       (0.16)          (0.43)

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

     Asset impairment charges in the first quarter of 2004 of $3 million represented expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u2]") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

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

                                Segment Analysis

Titanium Dioxide and Related Products

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                            2004   2003
                                                            ----   ----
                                                            (Millions)
Net sales............................................       $333   $288
Operating income.....................................         12     21

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

Acetyls

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                            2004   2003
                                                            ----   ----
                                                             (Millions)
Net sales............................................       $106   $102
Operating income.....................................          9      7

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

Specialty Chemicals

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                            2004   2003
                                                            ----   ----
                                                            (Millions)
Net sales............................................        $26    $25
Operating income.....................................          2      2

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

Other

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                            2004   2003
                                                            ----   ----
                                                            (Millions)
Operating loss.......................................       $(10)  $(3)

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

Equistar

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                           2004    2003
                                                           ----   -----
                                                           (Millions)
Income (loss), as reported by Equistar...............       $5    $(146)

Earnings (loss) on Equistar investment, as reported
   by the Company....................................       $2    $ (43)

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

     The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                                    April 1 -                                                           Total at     Total at
                                  December 31,                                                         March 31,   December 31,
                                      2004       2005   2006   2007      2008      2009   Thereafter      2004         2003
                                  ------------   ----   ----   ----   ----------   ----   ----------   ---------   ------------
                                                                      (Millions)
Revolving loans................        $--        $--   $ --    $--      $ --       $--      $ --       $   --        $   52
7.00% Senior Notes.............         --         --    500     --        --        --        --          500           500
7.625% Senior Debentures.......         --         --     --     --        --        --       250          250           250
9.25% Senior Notes.............         --         --     --     --       475        --        --          475           475
4.00% Convertible Senior
   Debentures..................         --         --     --     --        --        --       150          150           150
Other long-term debt...........          4          5      5      2         1         1         3           21            23
                                       ---        ---   ----    ---      ----       ---      ----       ------        ------
Maturities of long-term debt...        $ 4        $ 5   $505    $ 2      $476       $ 1      $403        1,396         1,450
                                       ===        ===   ====    ===      ====       ===      ====
Non-cash components of
   long-term debt..............                                                                             18            17
                                                                                                        ------        ------
Total debt.....................                                                                          1,414         1,467
Less:  current maturities of
   long-term debt..............                                                                             (5)           (6)
                                                                                                        ------        ------
Total long-term debt...........                                                                         $1,409        $1,461
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

     There have been no revisions to the critical accounting estimates as originally filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004.

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

     As a result of activities relating to the Company's proposed business combination with Lyondell, the Company discovered errors in the computation of its tax basis in Equistar used to compute the Company's deferred income taxes. The restatement reflected in this Amendment No. 1 decreased the Company's liability for deferred income taxes and Shareholders' deficit at March 31, 2004 and December 31, 2003 by $15 million. The restatement did not affect the Company's cash flow or operating income in any period.

     The Company believes that the errors resulted from a "material weakness" in internal controls relating to the computation of deferred income taxes for its investment in Equistar.

     As a result of the Company's decision to restate its financial statements, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of March 31, 2004.

(b) There were no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (collectively, the "Section 404 Requirements"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. As part of the process of preparing for compliance with the
     Section 404 Requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. This review is being conducted under the direction of senior management. As a result, management has made improvements to the Company's internal controls through the date of the filing of this Amendment No. 1 as part of its normal review process. The Company's management does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company anticipates that improvements will continue to be made as part of the ongoing review.

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

(a)  Exhibits-

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

*    Filed or furnished herewith.

(b)  Reports on Form 8-K.

     Current Reports on Form 8-K dated March 29, 2004 and May 5, 2004 were filed or furnished during the quarter ended March 31, 2004 and through May 14, 2004, the date the original Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM CHEMICALS INC.


Date: August 9, 2004                    By: /s/ JOHN E. LUSHEFSKI
                                            ------------------------------------
                                                     John E. Lushefski
                                            Executive Vice President and Chief
                                                     Financial Officer
                                              (as duly authorized officer and
                                                principal financial officer)

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

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................. 'SS'
Characters normally expressed as subscript shall be preceded by...........  [u]