Form 10-Q
period 2004-06-30
MILLENNIUM CHEMICALS INC
filed 2004-08-09
CIK 1018099

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

                  For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,379,892 shares of Common Stock, par value $.01 per share, as of July 31, 2004, excluding 12,516,694 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote.

================================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I    FINANCIAL INFORMATION

          Item 1 Financial Statements ...................................     3
          Item 2 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................    28
          Item 3 Quantitative and Qualitative Disclosures about Market
                    Risk ................................................    43
          Item 4 Controls and Procedures ................................    43

Part II   OTHER INFORMATION

          Item 1 Legal Proceedings ......................................    45
          Item 6 Exhibits and Reports on Form 8-K .......................    45
          Signature .....................................................    46

     In this Quarterly Report on Form 10-Q (the "Quarterly Report"), the terms "our", "we", and "the Company" refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

                           Non-GAAP Financial Measures

     Financial measures based on accounting principles generally accepted in the United States of America ("GAAP") are commonly referred to as GAAP financial measures. A non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. From time to time the Company discloses non-GAAP financial measures, primarily EBITDA. EBITDA represents income from operations before interest, taxes, depreciation and amortization, other income items, equity earnings, and the cumulative effect of accounting changes. EBITDA is a key measure used by the banking and investing communities in their evaluation of economic performance. Accordingly, management believes that disclosure of EBITDA provides useful information to investors because it is frequently cited by financial analysts in evaluating companies' performance. EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for GAAP measures. Additionally, these measures may not be comparable to similarly named measures of other companies.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Millions, except share data)

                                                                                    June 30,   December 31,
                                                                                      2004         2003
                                                                                    --------   -------------
                                                                                               (Restated --
                                                                                               See Note 17)
                                     ASSETS
Current assets
   Cash and cash equivalents ....................................................    $  191       $  209
   Trade receivables, net .......................................................       342          277
   Inventories ..................................................................       372          457
   Other current assets .........................................................        69           65
                                                                                     ------       ------
      Total current assets ......................................................       974        1,008
Property, plant and equipment, net ..............................................       725          766
Investment in Equistar ..........................................................       483          469
Other assets ....................................................................        45           51
Goodwill ........................................................................       104          104
                                                                                     ------       ------
      Total assets ..............................................................    $2,331       $2,398
                                                                                     ======       ======
                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Notes payable ................................................................    $    3       $   --
   Current maturities of long-term debt .........................................         5            6
   Trade accounts payable .......................................................       264          236
   Income taxes payable .........................................................         6            5
   Accrued expenses and other liabilities .......................................       116          124
                                                                                     ------       ------
      Total current liabilities .................................................       394          371
Long-term debt ..................................................................     1,400        1,461
Deferred income taxes ...........................................................       270          272
Other liabilities ...............................................................       314          325
                                                                                     ------       ------
      Total liabilities .........................................................     2,378        2,429
                                                                                     ------       ------
Commitments and contingencies (Note 13)
Minority interest ...............................................................        29           27
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares,
      none issued and outstanding) ..............................................        --           --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
      issued 77,896,586 shares at June 30, 2004 and December 31, 2003) ..........         1            1
   Paid in capital ..............................................................     1,286        1,292
   Accumulated deficit ..........................................................      (979)        (962)
   Accumulated other comprehensive loss .........................................      (152)        (141)
   Treasury stock, at cost (12,755,355 and 13,905,687 shares at June 30, 2004
      and December 31, 2003, respectively) ......................................      (238)        (260)
   Unearned restricted shares ...................................................        (1)          (1)
   Deferred compensation ........................................................         7           13
                                                                                     ------       ------
      Total shareholders' deficit ...............................................       (76)         (58)
                                                                                     ------       ------
          Total liabilities and shareholders' deficit ...........................    $2,331       $2,398
                                                                                     ======       ======

           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)

                                                                        Three Months Ended   Six Months Ended
                                                                             June 30,            June 30,
                                                                        ------------------   ----------------
                                                                          2004     2003       2004     2003
                                                                         ------   ------     ------   ------
Net sales ...........................................................    $  488   $  416     $  953   $  831
Operating costs and expenses
   Cost of products sold ............................................       413      326        801      657
   Depreciation and amortization ....................................        24       28         48       55
   Selling, development and administrative expense ..................        33       37         66       67
   Asset impairment charges .........................................         5       --          8       --
   Combination costs ................................................         1       --          4       --
   Reorganization and office closure costs ..........................         1        1          2        1
                                                                         ------   ------     ------   ------
      Operating income ..............................................        11       24         24       51
Interest expense ....................................................       (25)     (24)       (52)     (47)
Interest income .....................................................         1        1          3        2
Earnings (loss) on Equistar investment ..............................        12      (14)        14      (57)
Other expense, net ..................................................        (1)      (1)        (2)      (1)
                                                                         ------   ------     ------   ------
Loss before income taxes, minority interest and cumulative effect
   of accounting change .............................................        (2)     (14)       (13)     (52)
(Provision for) benefit from income taxes ...........................        (3)       6         (1)      21
                                                                         ------   ------     ------   ------
Loss before minority interest and cumulative effect of accounting
   change ...........................................................        (5)      (8)       (14)     (31)
Minority interest ...................................................        (2)      (1)        (3)      (4)
                                                                         ------   ------     ------   ------
Loss before cumulative effect of accounting change ..................        (7)      (9)       (17)     (35)
Cumulative effect of accounting change ..............................        --       --         --       (1)
                                                                         ------   ------     ------   ------
Net loss ............................................................    $   (7)  $   (9)    $  (17)  $  (36)
                                                                         ======   ======     ======   ======
Basic and diluted loss per share:
   Before cumulative effect of accounting change ....................    $(0.11)  $(0.14)    $(0.26)  $(0.54)
   From cumulative effect of accounting change ......................        --       --         --    (0.02)
                                                                         ------   ------     ------   ------
   After cumulative effect of accounting change .....................    $(0.11)  $(0.14)    $(0.26)  $(0.56)
                                                                         ======   ======     ======   ======

           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                          2004      2003
                                                                         ------   -------
Cash flows from operating activities:
   Net loss ..........................................................    $(17)    $ (36)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Cumulative effect of accounting change .........................      --         1
      Asset impairment charges .......................................       8        --
      Depreciation and amortization ..................................      48        55
      Deferred income tax benefit ....................................      (4)      (32)
      (Earnings) loss on Equistar investment .........................     (14)       57
      Minority interest ..............................................       3         4
      Other, net .....................................................      (3)        1
      Changes in assets and liabilities:
         Increase in trade receivables ...............................     (66)       (5)
         Decrease (increase) in inventories ..........................      80       (14)
         (Increase) decrease in other current assets .................      (6)       13
         Decrease in other assets ....................................      --         1
         Increase (decrease) in trade accounts payable ...............      31       (49)
         Decrease in accrued expenses and other liabilities and
            income taxes payable .....................................       1       (23)
         Decrease in other liabilities ...............................     (16)      (15)
                                                                          ----     -----
      Cash provided by (used in) operating activities ................      45       (42)
                                                                          ----     -----
Cash flows from investing activities:
   Capital expenditures ..............................................     (23)      (19)
                                                                          ----     -----
      Cash used in investing activities ..............................     (23)      (19)
                                                                          ----     -----
Cash flows from financing activities:
   Dividends to shareholders .........................................      --       (17)
   Proceeds from long-term debt, net of financing costs ..............      16       279
   Repayment of long-term debt .......................................     (72)     (173)
   Increase (decrease) in notes payable ..............................       3        (5)
   Proceeds from exercise of stock options ...........................       9        --
                                                                          ----     -----
      Cash (used in) provided by financing activities ................     (44)       84
                                                                          ----     -----
Effect of exchange rate changes on cash ..............................       4         7
                                                                          ----     -----
(Decrease) increase in cash and cash equivalents .....................     (18)       30
Cash and cash equivalents at beginning of year .......................     209       125
                                                                          ----     -----
Cash and cash equivalents at end of period ...........................    $191     $ 155
                                                                          ====     =====

           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in millions, except share data)

Note 1 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Annual Report on Form 10-K of Millennium Chemicals Inc. (the "Company") for the year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004. In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations for the interim periods are included in the accompanying unaudited consolidated financial statements.

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

Note 2 - Agreement for a Stock-for-Stock Business Combination

     On March 29, 2004, Lyondell and the Company announced that their respective Boards of Directors had approved, and the companies had executed, an agreement and plan of merger. The proposed transaction is intended to qualify as a reorganization for U.S. federal income tax purposes, in which Millennium shareholders generally will not recognize gain or loss, other than any gain or loss recognized on the receipt of cash for fractional shares.

     The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company's shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

     The transaction is subject to approval by both companies' shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company's and Lyondell's respective bank credit agreements and Lyondell's accounts receivable sales facility to permit the transaction. Although the Company and Lyondell originally expected the transaction to close in the third quarter of 2004, the Company and Lyondell announced on July 29, 2004 that they expected their respective special shareholders meetings to be held in the fourth quarter of 2004. The Company expects the transaction to close in the fourth quarter of 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas.

     For the three months and six months ended June 30, 2004, the Company incurred approximately $1 and $4, respectively, of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 3 - Loss per Share and Stock-Based Compensation

     The weighted-average number of equivalent shares of common stock outstanding used in computing loss per share is as follows:

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  -----------------------   -----------------------
                                                     2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
Weighted-average common stock outstanding --
   basic and diluted ..........................   64,963,367   63,972,811   64,730,316   63,913,148
                                                  ==========   ==========   ==========   ==========

     The calculation of diluted loss per share for the three months and six months ended June 30, 2004 does not include 133,190 restricted shares; 239,023 and 167,503 options to purchase Common Stock, respectively; 188,565 and 192,307 shares held in trust for the Company's employee benefit plans, respectively; and shares reserved for conversion of the Company's 4.00% Convertible Senior Debentures, as more fully described in Note 9. The calculation of diluted loss per share for the three months and six months ended June 30, 2003 does not include 5,767 and 628 options to purchase Common Stock, respectively; 58,212 and 58,038 restricted shares, respectively; and 220,718 and 222,575 shares held in trust for the Company's employee benefit plans, respectively. The effect of including these options and shares would be antidilutive due to the reported net losses in each of these periods.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. SFAS No. 123, as amended, also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123, as amended. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     Disclosure on a pro forma basis of net loss and related per-share amounts as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation is omitted because the effect on pro forma net loss is insignificant.

Note 4 - Recent Accounting Developments

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company's assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The amount of the asset retirement obligations was $12 and $13 at each of June 30, 2004 and December 31, 2003, respectively. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company's reported assets and liabilities by $2 and $3, respectively.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, 'Consolidated Financial Statements'" ("FIN 46R"). FIN 46R requires the assets, liabilities, and results of operations of a variable interest entity ("VIE") to be consolidated in the financial statements of the enterprise considered to be the primary beneficiary of that entity. The Company evaluated material relationships with certain entities that were considered potential VIEs. The Company concluded, with one possible exception discussed below, that those

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

entities are not VIEs or the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate those entities.

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

     In March 2004, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 became effective for periods beginning after March 31, 2004. EITF 03-6 had no impact on the Company's financial statements, as the Company has not issued securities for which EITF 03-6 would apply.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law on December 8, 2003. In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-1"),which permitted a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Act and the disclosures related to its plans as required by SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" until the FASB developed and issued authoritative guidance on accounting for the Federal subsidies provided by the Act. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Act. On May 19, 2004, the FASB issued FSP No. FAS 106-2 of the same title, which provided final guidance on the accounting for subsidies under the Act and will become effective for the Company's third quarter financial report ending September 30, 2004. The Company is currently evaluating the impact of FSP No. FAS 106-2 and the Act. The Company does not expect the effects of the Act to be a significant event and will reflect the effects of the Act in its next measurement of plan obligations as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This measurement of plan obligations will occur on the earlier of December 31, 2004 or the effective date of the announced stock-for-stock business combination with Lyondell. See Note 2 regarding the announced stock-for-stock business combination.

Note 5 - Asset Impairment Charges

     In the three months and six months ended June 30, 2004, the Company recorded asset impairment charges of $5 and $8, respectively, primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at this plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months and six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Since the basis of all of the property, plant and equipment for the Le Havre, France TiO[u]2 plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales for the three months and six months ended June 30, 2004.

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

     The Company has recorded cumulative charges related to the program of $20 (including $1 and $2 for the three months and six months ended June 30, 2004, respectively), of which $19 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," as appropriate. Cumulative severance-related cash payments of $23 for the implementation of this program were made through June 30, 2004, including $1 and $9 in the three months and six months ended June 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at June 30, 2004. The cumulative charges of $20 associated with the cost reduction program are less than the cumulative severance-related cash payments of $23 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 - European Receivables Securitization Program

     From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at June 30, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through June 30, 2003 was $182. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. The aggregate loss on sales associated with this arrangement for each of the three months and six months ended June 30, 2003 was $1 and was included in selling, development and administrative ("S,D&A") expense. Servicing liabilities associated with the transaction were insignificant.

Note 8 - Inventories

     Inventories are stated at the lower of cost or market value.

                                                    June 30,   December 31,
                                                      2004         2003
                                                    --------   ------------
Finished products ...............................     $184         $258
In-process products .............................       35           38
Raw materials ...................................       86           96
Maintenance parts and supplies ..................       67           65
                                                      ----         ----
                                                      $372         $457
                                                      ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 9 - Long-Term Debt and Credit Arrangements

     The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                                      July 1 -                                                     Total at     Total at
                                    December 31,                                                   June 30,   December 31,
                                        2004       2005   2006   2007   2008   2009   Thereafter     2004         2003
                                    ------------   ----   ----   ----   ----   ----   ----------   --------   ------------
Revolving loans .................        $--        $--   $ --    $--   $ --    $--      $ --       $   --       $   52
7.00% Senior Notes ..............         --         --    500     --     --     --        --          500          500
7.625% Senior Debentures ........         --         --     --     --     --     --       250          250          250
9.25% Senior Notes ..............         --         --     --     --    475     --        --          475          475
4.00% Convertible Senior
   Debentures ...................         --         --     --     --     --     --       150          150          150
Other long-term debt ............          2          5      5      3      1      1         3           20           23
                                         ---        ---   ----    ---   ----    ---      ----       ------       ------
Maturities of long-term debt ....        $ 2        $ 5   $505    $ 3   $476    $ 1      $403        1,395        1,450
                                         ===        ===   ====    ===   ====    ===      ====
Non-cash components of
   long-term debt ...............                                                                       10           17
                                                                                                    ------       ------
Total debt ......................                                                                    1,405        1,467
Less: current maturities of
   long-term debt ...............                                                                       (5)          (6)
                                                                                                    ------       ------
Total long-term debt ............                                                                   $1,400       $1,461
                                                                                                    ======       ======

     On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006, as amended, (the "Credit Agreement") and $103 of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004, filed an amendment to this registration statement. However, as of August 9, 2004, this registration statement has not yet been declared effective by the Securities and Exchange Commission. Accordingly, since March 23, 2004, Millennium Chemicals has accrued and will continue to accrue additional interest on the debentures, until the registration statement is declared effective by the Securities and Exchange Commission, at an annualized rate of 0.25% until August 22, 2004 and 0.50% thereafter.

     On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003 and June 25, 2004, filed amended registration statements. However, as of August 9, 2004, the exchange offer registration statement had not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 additional amount of notes. This additional interest will be paid until such time as this registration statement becomes effective.

     The Company had $21 of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $129 of unused availability under such facility at June 30, 2004. In addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 at June 30, 2004. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $41 at June 30, 2004.

     The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of June 30, 2004, $21 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loans as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to its amendment in the fourth quarter of 2003.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements as discussed in Note 17, the Company obtained a waiver on August 6, 2004 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at June 30, 2004.

     The financial covenants in the Credit Agreement require the Company to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to 1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In addition, in the event the Company sells certain assets as specified in the Credit Agreement and the Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale and the maximum availability under the Credit Agreement would be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100. Any sale involving Equistar or certain inventory or accounts receivable would reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement);
(2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. In connection with the announced stock-for-stock business combination with Lyondell, the Company obtained an amendment to its Credit Agreement on July 7, 2004, which will allow the consummation of the announced stock-for-stock business combination with Lyondell and modifies the definition of EBITDA to exclude certain transaction costs related to this business combination.

     Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at June 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from doing so at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company's Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") and meet certain other requirements as

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

     The consummation of the announced stock-for-stock business combination with Lyondell is expected to give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder's securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

     The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company's Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares $1,000 principal amount of debentures. The conversion privilege may be exercised under the following circumstances:

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

          o during the five business-day period after any period of ten consecutive trading days in which the trading price per $1,000 thousand dollar principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company's Common Stock and the then current conversion rate; and

          o at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody's, or B-or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

     Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

reported sales price of Lyondell's common stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of its common stock. At the current market prices of Lyondell's common stock, this percentage would be approximately 1.0% per quarter.

     At June 30, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures, and 4.00% Convertible Senior Debentures.

     The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures, are currently rated BB- by S&P with a stable outlook. Moody's has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

     On March 29, 2004, S&P placed the Company's ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody's placed the Company's credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies signed a definitive agreement that, if completed, will result in the combination of the Company with Lyondell in a stock-for-stock transaction. Moody's cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company's credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

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

     Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of June 30, 2004, these contracts had expiration dates no later than December 28, 2004.

     The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were a loss of $2 and insignificant for the three months and six months ended June 30, 2004, respectively, and were a gain of $3 for each of the three months and six months ended June 30, 2003.

     In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were insignificant for each of the three months and six months ended June 30, 2004 and were a loss of $4 for each of the three months and six months ended June 30, 2003. Hedge ineffectiveness had no impact on earnings for the three months and six months ended June 30, 2004 and 2003. No forward exchange contract cash flow hedges were discontinued during the three months and six months ended June 30, 2004 and 2003. The Company currently estimates that the net gains on foreign currency cash flow hedges included in OCI at June 30, 2004 that will be reclassified to earnings during the next twelve months is insignificant.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

     Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of June 30, 2004, there were no such contracts outstanding. The mark-to-market gains or losses on qualifying hedges were included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affected earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized immediately in Cost of products sold. Net amounts on commodity swaps designated as cash flow hedges reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged were insignificant for each of the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004, and were gains of $1 for the six months ended June 30, 2003. Hedge ineffectiveness had no impact on earnings for the three months and six months ended June 30, 2004 and 2003. No commodity swap cash flow hedges were discontinued in the three months and six months ended June 30, 2004 or in the three months ended June 30, 2003, and net losses on commodity swap cash flow hedges that were discontinued in the six months ended June 30, 2003 were not significant. The Company had no gains or losses on commodity swaps included in OCI at June 30, 2004.

     In addition, the Company utilizes commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These derivatives are not designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net amounts included in earnings were insignificant in each of the three months and six months ended June 30, 2004 and net losses were $1 for each of the three months and six months ended June 30, 2003.

     Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. At June 30, 2004, the Company had outstanding interest rate swap agreements with a notional amount of $225, which are designated as fair value hedges of underlying fixed-rate obligations. The valuation of these interest rate swap agreements at June 30, 2004 resulted in a loss of $1, which required the recognition of a swap liability and a corresponding decrease in the carrying value of long-term debt of $1. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. Hedge ineffectiveness had no impact on earnings for the three months and six months ended June 30, 2004 and 2003.

Note 11 - Pension and Other Postretirement Benefits

     The following table provides the components of net periodic benefit cost and the amount of contributions for pensions:

                                                               Pension Benefits
                                               For the Three Months Ended   For the Six Months Ended
                                                         June 30,                    June 30,
                                               --------------------------   ------------------------
                                                      2004   2003                 2004   2003
                                                      ----   ----                 ----   ----
Net periodic benefit cost
   Service cost, including interest ........          $  4   $  4                 $  7   $  7
   Interest on PBO .........................            13     13                   26     26
   Return on plan assets ...................           (16)   (17)                 (32)   (34)
   Amortization of unrecognized net loss ...             3      1                    6      3
                                                      ----   ----                 ----   ----
   Net periodic benefit cost ...............             4      1                    7      2
   Defined contribution plan ...............             1      1                    2      2
                                                      ----   ----                 ----   ----
   Net periodic benefit cost ...............          $  5   $  2                 $  9   $  4
                                                      ====   ====                 ====   ====
Company pension trust contributions ........          $  3   $  2                 $  6   $  4
                                                      ====   ====                 ====   ====

     The Company expects to contribute approximately $12 to pension plan trusts during 2004.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

     The following table provides the components of net periodic benefit cost and the amount of benefits paid for other postretirement benefits:

                                                              Other Postretirement Benefits
                                               For the Three Months Ended   For the Six Months Ended
                                                        June 30,                     June 30,
                                               --------------------------   -------------------------
                                                       2004   2003                  2004   2003
                                                       ----   ----                  ----   ----
Net periodic benefit (income) cost
   Service cost, including interest ........           $--    $--                    $--   $--
   Interest on PBO .........................             1      1                      1     2
   Amortization of prior service credit.....            (2)    (1)                    (3)   (1)
                                                       ---    ---                    ---   ---
   Net periodic benefit (income) cost ......           $(1)   $--                    $(2)  $ 1
                                                       ===    ===                    ===   ===
Other postretirement benefits paid .........           $ 3    $ 4                    $ 6   $ 6
                                                       ===    ===                    ===   ===

     As a result of rising medical benefit costs and competitive business conditions, the Company announced in the first quarter of 2004 that, effective April 1, 2004, it planned to reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company's accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, the Company is recognizing this reduction ratably over approximately thirteen years through other postretirement employee benefit ("OPEB") net periodic benefit cost. Estimated OPEB net periodic benefit cost for the year ending December 31, 2004, after giving effect to this change, will be income of approximately $4 compared to a benefit cost of $2 for the year ended December 31, 2003. The Company estimates that cash payments for retiree medical and insurance benefits for the year ending December 31, 2004 will be approximately $11, which is slightly less than such payments made for the year ended December 31, 2003 of $12, as the Company transitions to the subsidy plan. Cash payments for retiree medical and insurance benefits in subsequent years are estimated to be significantly less than in 2003.

Note 12 - Comprehensive Income (Loss)

     The following table sets forth the components of other comprehensive income
(loss) and total comprehensive income (loss):

                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                   ------------------   ----------------
                                                       2004   2003        2004   2003
                                                       ----   ----        ----   ----
Net loss .......................................       $ (7)  $(9)        $(17)  $(36)
Other comprehensive (loss) income
   Net gains (losses) on derivative financial
      instruments ..............................         --    --            1     (3)
   Currency translation adjustment .............        (21)   46          (12)    59
                                                       ----   ---         ----   ----
Total comprehensive (loss) income ..............       $(28)  $37         $(28)  $ 20
                                                       ====   ===         ====   ====

Note 13 - Commitments and Contingencies

     Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals Inc., a wholly-owned operating subsidiary of the Company ("Millennium Petrochemicals"), is one of a number of defendants in 100 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain current or former Company facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Of the cases filed

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

against Millennium Petrochemicals, only three assert specific damage amounts other than asserting damages in excess of the statutory minimum. The three cases that do assert a specific amount of damages each assert a minimum of $200,000 exemplary damages. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company ("Millennium Inorganic Chemicals"), is one of a number of defendants in 90 premises-based asbestos cases filed primarily in late 2003 in Baltimore County, Maryland, which assert damages in excess of the statutory minimum. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. A defunct indirect Company subsidiary is among a number of defendants in 60 asbestos cases in Texas, where the alleged exposure was to persons on the premises of facilities where vessels formerly fabricated by this defunct subsidiary were situated. All of these cases assert unspecified monetary damages in excess of the statutory minimum.

     Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various procedural stages or pre-trial, post-trial and post-dismissal settings.

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

     The Company's businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, "Environmental Laws"). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company's operations and activities. In particular, the production of TiO[u]2, TiCl[u]4, vinyl acetate monomer ("VAM"), acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

     The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (the "EPA") under a "one-hour" ozone standard. Emission reduction controls for nitrogen oxides ("NOx"), which contribute to ozone formation, must be installed at each of Equistar's six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 and $200. Equistar's cumulative capital expenditures through June 30, 2004 totaled $85. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds ("HRVOCs"). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or "TCEQ," plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an "eight-hour" ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

     Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 for several small sites and $18 for the Kalamazoo River Superfund Site in Michigan.

     A subsidiary of the Company is named as one of four PRPs at the Kalamazoo River Superfund Site. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options. The cost for these remedial options ranged from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being either $0 or $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company is paying 35% of costs related to studying and evaluating the environmental condition of the river. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until 2005 at the earliest, as the agency has delayed cleanup planning to allow several interim measures to go forward. The EPA has initiated a process that will lead to a facilitation ("the Facilitation") among the agency, the Company, another KRSG member, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees. The Facilitation participants, guided by the EPA, are in the process of selecting a facilitator and determining the governing principles of the Facilitation. One of the goals of the Facilitation, expected to commence in late 2004, is to determine what additional investigation and data are needed to further develop cleanup options for downstream portions of the Kalamazoo River. Another interim measure the EPA is in the process of initiating is the development of a computer model that will be designed to seek to identify all polychlorinated biphenyls sources on the Kalamazoo River and determine how polychlorinated biphenyls move, and where they are deposited. Some results, but not all, are expected by the end of 2005. At the point in time when the EPA announces how it intends to proceed, the Company's estimate of its liability at the Kalamazoo site will be re-

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

evaluated. The Company's ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs. Recently, the EPA identified 14 private entities and 7 municipalities and sent them formal requests for information regarding their possible connection with the Kalamazoo site.

     On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages in excess of the statutory minimum. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell. The trial in this matter is expected to take place in the fourth quarter of 2004.

     The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $47 and $73 and has accrued $59 as of June 30, 2004. Expenses or benefits associated with these contingencies, including changes in estimated costs to resolve these contingencies, are included in the Company's S,D&A expense. Expenses resulting from changes in estimated liabilities for these contingencies for the six months ended June 30, 2004 were $6, and for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2003 were insignificant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its spin-off from Hanson plc ("Hanson") to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 14 - Operations by Business Segment

     The Company's principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A expense not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The following is a summary of the Company's operations by business segment:

                                              Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                              ------------------   ----------------
                                                 2004   2003         2004   2003
                                                 ----   ----         ----   ----
Net sales
   Titanium Dioxide and Related Products...      $363   $293         $696   $581
   Acetyls.................................       101     99          207    201
   Specialty Chemicals.....................        24     24           50     49
                                                 ----   ----         ----   ----
      Total................................      $488   $416         $953   $831
                                                 ====   ====         ====   ====

Operating income (loss)
   Titanium Dioxide and Related Products...      $ 10   $ 23         $ 22   $ 44
   Acetyls.................................         2      5           11     12
   Specialty Chemicals.....................         2      2            4      4
   Other...................................        (3)    (6)         (13)    (9)
                                                 ----   ----         ----   ----
      Total................................      $ 11   $ 24         $ 24   $ 51
                                                 ====   ====         ====   ====

Depreciation and amortization
   Titanium Dioxide and Related Products...      $ 19   $ 23         $ 38   $ 45
   Acetyls.................................         3      3            6      6
   Specialty Chemicals.....................         2      2            4      4
                                                 ----   ----         ----   ----
      Total................................      $ 24   $ 28         $ 48   $ 55
                                                 ====   ====         ====   ====

Capital expenditures
   Titanium Dioxide and Related Products...      $ 12   $ 10         $ 21   $ 17
   Acetyls.................................         1     --            2     --
   Specialty Chemicals.....................        --      1           --      2
                                                 ----   ----         ----   ----
      Total................................      $ 13   $ 11         $ 23   $ 19
                                                 ====   ====         ====   ====

                                              June 30,   December 31,
                                                2004         2003
                                              --------   ------------
Goodwill
   Titanium Dioxide and Related Products...     $ 56         $ 56
   Acetyls.................................       48           48
                                                ----         ----
      Total................................     $104         $104
                                                ====         ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 15 - Information on Equistar

     The following is summarized financial information for Equistar:

                                                June 30,   December 31,
                                                  2004         2003
                                                --------   ------------
Current assets...............................    $1,430       $1,261
Noncurrent assets............................     3,684        3,767
                                                 ------       ------
   Total assets..............................    $5,114       $5,028
                                                 ======       ======

Current liabilities..........................    $  782       $  754
Noncurrent liabilities.......................     2,686        2,673
Partners' capital............................     1,646        1,601
                                                 ------       ------
   Total liabilities and partners' capital...    $5,114       $5,028
                                                 ======       ======

                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                ------------------   ----------------
                                                  2004     2003       2004     2003
                                                 ------   ------     ------   ------
Net sales....................................    $2,099   $1,597     $4,061   $3,238
Operating income (loss)......................        99       24        160      (72)
Net income (loss)............................        43      (49)        48     (195)

     On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment for product to be delivered under a long-term supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered. Equistar's results for the six months ended June 30, 2003, include a $12 loss on the sale of the polypropylene production facility.

     In April 2003, Equistar issued $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, were used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of the then outstanding term loans under Equistar's credit facility and prepayment premiums of approximately $17. Equistar's results for the three months and six months ended June 30, 2003, include $19 of debt prepayment costs, consisting of the $17 prepayment premium and the write-off of $2 of unamortized debt issuance costs related to the prepaid term loan.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information

     Millennium America is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4.00% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at June 30, 2004 and December 31, 2003, the Condensed Consolidating Statements of Operations for the three months and six months ended June 30, 2004 and 2003, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2004 and 2003, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders' deficit of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
Condensed Consolidating                       Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Balance Sheets                               America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
June 30, 2004
                  ASSETS
Inventories ..............................      $   --           $ --            $  372        $    --           $  372
Other current assets .....................          44              1               557             --              602
Property, plant and equipment, net .......          --             --               725             --              725
Investment in Equistar ...................          --             --               483             --              483
Investment in subsidiaries ...............         332             81                --           (413)              --
Other assets .............................           8              3                34             --               45
Goodwill .................................          --             --               104             --              104
Due from parent and affiliates, net ......         675             --                --           (675)              --
                                                ------           ----            ------        -------           ------
   Total assets ..........................      $1,059           $ 85            $2,275        $(1,088)          $2,331
                                                ======           ====            ======        =======           ======
        LIABILITIES AND SHAREHOLDERS'
             (DEFICIT) EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    5        $    --           $    5
Other current liabilities ................           9              4               376             --              389
Long-term debt ...........................       1,237            150                13             --            1,400
Deferred income taxes ....................          --             --               270             --              270
Other liabilities ........................           1             --               313             --              314
Due to parent and affiliates, net ........          --              7               668           (675)              --
                                                ------           ----            ------        -------           ------
   Total liabilities .....................       1,247            161             1,645           (675)           2,378
Minority interest ........................          --             --                29             --               29
Shareholders' (deficit) equity ...........        (188)           (76)              601           (413)             (76)
                                                ------           ----            ------        -------           ------
   Total liabilities and shareholders'
      (deficit) equity ...................      $1,059           $ 85            $2,275        $(1,088)          $2,331
                                                ======           ====            ======        =======           ======
December 31, 2003 (Restated - See Note 17)
                  ASSETS
Inventories ..............................      $   --           $ --            $  457        $    --           $  457
Other current assets .....................          24              1               526             --              551
Property, plant and equipment, net .......          --             --               766             --              766
Investment in Equistar ...................          --             --               469             --              469
Investment in subsidiaries ...............         369             95                --           (464)              --
Other assets .............................          12              3                36             --               51
Goodwill .................................          --             --               104             --              104
Due from parent and affiliates, net ......         733             --                --           (733)              --
                                                ------           ----            ------        -------           ------
   Total assets ..........................      $1,138           $ 99            $2,358        $(1,197)          $2,398
                                                ======           ====            ======        =======           ======
       LIABILITIES AND SHAREHOLDERS'
             (DEFICIT) EQUITY
Current maturities of long-term debt .....      $   --           $ --            $    6        $    --           $    6
Other current liabilities ................           9              1               355             --              365
Long-term debt ...........................       1,295            150                16             --            1,461
Deferred income taxes ....................          --             --               272             --              272
Other liabilities ........................          --             --               325             --              325
Due to parent and affiliates, net ........          --              6               727           (733)              --
                                                ------           ----            ------        -------           ------
   Total liabilities .....................       1,304            157             1,701           (733)           2,429
Minority interest ........................          --             --                27             --               27
Shareholders' (deficit) equity ...........        (166)           (58)              630           (464)             (58)
                                                ------           ----            ------        -------           ------
   Total liabilities and shareholders'
      (deficit) equity ...................      $1,138           $ 99            $2,358        $(1,197)          $2,398
                                                ======           ====            ======        =======           ======

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued

                                                                                                               Millennium
Condensed Consolidating                       Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Statements of Operations                     America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                             ------------   --------------   -------------   ------------   ----------------
Three Months Ended
June 30, 2004
Net sales ................................       $ --            $--             $488             $--             $488
Cost of products sold ....................         --             --              413              --              413
Depreciation and amortization ............         --             --               24              --               24
Selling, development and
   administrative expense ................          1             --               32              --               33
Asset impairment charges .................         --             --                5              --                5
Combination costs ........................         --             --                1              --                1
Reorganization and office closure
   costs .................................         --             --                1              --                1
                                                 ----            ---             ----             ---             ----
   Operating (loss) income ...............         (1)            --               12              --               11
Interest (expense) income, net ...........        (24)            (1)               1              --              (24)
Intercompany interest income
   (expense), net ........................         26             (1)             (25)             --               --
Earnings on Equistar investment ..........         --             --               12              --               12
Equity in loss of subsidiaries ...........         (8)            (5)              --              13               --
Other expense, net .......................         --             --               (3)             --               (3)
Provision for income taxes ...............         --             --               (3)             --               (3)
                                                 ----            ---             ----             ---             ----
   Net loss ..............................       $ (7)           $(7)            $ (6)            $13             $ (7)
                                                 ====            ===             ====             ===             ====
Three Months Ended
June 30, 2003
Net sales ................................       $ --            $--             $416             $--             $416
Cost of products sold ....................         --             --              326              --              326
Depreciation and amortization ............         --             --               28              --               28
Selling, development and
   administrative expense ................         --             --               37              --               37
Reorganization and office closure costs...         --             --                1              --                1
                                                 ----            ---             ----             ---             ----
   Operating income ......................         --             --               24              --               24
Interest expense, net ....................        (23)            --               --              --              (23)
Intercompany interest income
   (expense), net ........................         24             (1)             (23)             --               --
Loss on Equistar investment ..............         --             --              (14)             --              (14)
Equity in loss of subsidiaries ...........        (19)            (8)              --              27               --
Other expense, net .......................         --             --               (2)             --               (2)
Benefit from income taxes ................         --             --                6              --                6
                                                 ----            ---             ----             ---             ----
   Net loss ..............................       $(18)           $(9)            $ (9)            $27             $ (9)
                                                 ====            ===             ====             ===             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued


                                                                                                             Millennium
Condensed Consolidating                     Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Statements of Operations                   America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                           ------------   --------------   -------------   ------------   ----------------
Six Months Ended
June 30, 2004
Net sales ..............................       $ --            $ --            $953             $--             $953
Cost of products sold ..................         --              --             801              --              801
Depreciation and amortization ..........         --              --              48              --               48
Selling, development and administrative
   expense .............................          1              --              65              --               66
Asset impairment charges ...............         --              --               8              --                8
Combination costs ......................         --              --               4              --                4
Reorganization and office closure
   costs ...............................         --              --               2              --                2
                                               ----            ----            ----             ---             ----
   Operating (loss) income .............         (1)             --              25              --               24
Interest (expense) income, net .........        (47)             (3)              1              --              (49)
Intercompany interest income (expense),
   net .................................         51              (1)            (50)             --               --
Earnings on Equistar investment ........         --              --              14              --               14
Equity in loss of subsidiaries .........        (20)            (14)             --              34               --
Other expense, net .....................         --              --              (5)             --               (5)
(Provision for) benefit from income
   taxes ...............................         (1)              1              (1)             --               (1)
                                               ----            ----            ----             ---             ----
   Net loss ............................       $(18)           $(17)           $(16)            $34             $(17)
                                               ====            ====            ====             ===             ====

Six Months Ended
June 30, 2003
Net sales ..............................       $ --            $ --            $831             $--             $831
Cost of products sold ..................         --              --             657              --              657
Depreciation and amortization ..........         --              --              55              --               55
Selling, development and administrative
   expense .............................         --              --              67              --               67
Reorganization and office closure
   costs ...............................         --              --               1              --                1
                                               ----            ----            ----             ---             ----
   Operating income ....................         --              --              51              --               51
Interest expense, net ..................        (45)             --              --              --              (45)
Intercompany interest income (expense),
   net .................................         48              (2)            (46)             --               --
Loss on Equistar investment ............         --              --             (57)             --              (57)
Equity in loss of subsidiaries .........        (60)            (33)             --              93               --
Other expense, net .....................         --              --              (5)             --               (5)
(Provision for) benefit from income
   taxes ...............................         (1)             --              22              --               21
Cumulative effect of accounting
   change ..............................          1              (1)             (1)             --               (1)
                                               ----            ----            ----             ---             ----
   Net loss ............................       $(57)           $(36)           $(36)            $93             $(36)
                                               ====            ====            ====             ===             ====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 16 - Supplemental Financial Information - Continued


                                                                                                             Millennium
Condensed Consolidating                     Millennium      Millennium     Non-Guarantor                   Chemicals Inc.
Statements of Cash Flows                   America Inc.   Chemicals Inc.    Subsidiaries   Eliminations   and Subsidiaries
                                           ------------   --------------   -------------   ------------   ----------------
Six Months Ended
June 30, 2004
Cash flows from operating activities ...      $  (1)           $  1            $ 45             $--             $  45
                                              -----            ----            ----             ---             -----
Cash flows from investing activities:
   Capital expenditures ................         --              --             (23)             --               (23)
                                              -----            ----            ----             ---             -----
      Cash used in investing
         activities ....................         --              --             (23)             --               (23)
                                              -----            ----            ----             ---             -----
Cash flows from financing activities:
   Proceeds from long-term debt ........         16              --              --              --                16
   Repayment of long-term debt .........        (68)             --              (4)             --               (72)
   Intercompany ........................         73             (13)            (60)             --                --
   Increase in notes payable ...........         --               3              --              --                 3
   Proceeds from exercise of stock
      options ..........................         --               9              --              --                 9
                                              -----            ----            ----             ---             -----
      Cash provided by (used in)
         financing activities ..........         21              (1)            (64)             --               (44)
                                              -----            ----            ----             ---             -----
Effect of exchange rate changes on
   cash ................................         --              --               4              --                 4
                                              -----            ----            ----             ---             -----
Increase (decrease) in cash and cash
   equivalents .........................         20              --             (38)             --               (18)
Cash and cash equivalents at
   beginning of year ...................         20              --             189              --               209
                                              -----            ----            ----             ---             -----
Cash and cash equivalents at end of
   period ..............................      $  40            $ --            $151             $--             $ 191
                                              =====            ====            ====             ===             =====

Six Months Ended
June 30, 2003
Cash flows from operating activities ...      $   3            $ (2)           $(43)            $--             $ (42)
                                              -----            ----            ----             ---             -----
Cash flows from investing activities:
   Capital expenditures ................         --              --             (19)             --               (19)
                                              -----            ----            ----             ---             -----
      Cash used in investing
         activities ....................         --              --             (19)             --               (19)
                                              -----            ----            ----             ---             -----
Cash flows from financing activities:
   Dividends to shareholders ...........         --             (17)             --              --               (17)
   Proceeds from long-term debt ........        279              --              --              --               279
   Repayment of long-term debt .........       (166)             --              (7)             --              (173)
   Intercompany ........................        (99)             19              80              --                --
   Decrease in notes payable ...........         --              --              (5)             --                (5)
                                              -----            ----            ----             ---             -----
      Cash provided by financing
         activities ....................         14               2              68              --                84
                                              -----            ----            ----             ---             -----
Effect of exchange rate changes on
   cash ................................         --              --               7              --                 7
                                              -----            ----            ----             ---             -----
Increase in cash and cash
   equivalents .........................         17              --              13              --                30
Cash and cash equivalents at
   beginning of year ...................          6              --             119              --               125
                                              -----            ----            ----             ---             -----
Cash and cash equivalents at end of
   period ..............................      $  23            $ --            $132             $--             $ 155
                                              =====            ====            ====             ===             =====

                            MILLENNIUM CHEMICALS INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)
                    (Dollars in millions, except share data)

Note 17 - Restatement of Financial Statements

     The Company restated its Consolidated Balance Sheet and Statement of Shareholders' Equity at December 31, 2003 to correct errors in the computation of its deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes at December 31, 2003 and decreased Shareholders' deficit by $15.

     A summary of the aggregate effect of this restatement on the Company's Consolidated Balance Sheets for the periods presented herein is shown below. The Company's December 31, 2003 restated financial statements are included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004

                                              As of December 31, 2003
                                             -------------------------
                                             As Reported   As Restated
                                             -----------   -----------
Changes to Consolidated Balance Sheet:
   Deferred income taxes..................     $  287        $  272
   Total liabilities......................      2,444         2,429
   Accumulated deficit....................       (977)         (962)
   Total shareholders' deficit............        (73)          (58)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company restated its Consolidated Balance Sheet and Statement of Stockholder's Equity at December 31, 2003 to correct errors in the computation of its deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes at December 31, 2003 and decreased Shareholders' deficit by $15 million. The Company's December 31, 2003 restated financial statements are included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004.

                Disclosure Concerning Forward-Looking Statements

     The statements in this Quarterly Report that are not historical facts are, or may be deemed to be, "forward-looking statements" ("Cautionary Statements") as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects," or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

     These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:

     o the ability of the Company to complete its proposed business combination with Lyondell, as described in more detail in "Agreement for a Stock-for-Stock Business Combination" below;

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

              Agreement for a Stock-for-Stock Business Combination

     On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed an agreement and plan of merger. The proposed transaction is intended to qualify as a reorganization for U.S. federal income tax purposes, in which Millennium shareholders generally will not recognize gain or loss, other than any gain or loss recognized on the receipt of cash for fractional shares.

     The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company's shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

     The transaction is subject to approval by both companies' shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company's and Lyondell's respective bank credit agreements and Lyondell's accounts receivable sales facility to permit the transaction. The transaction is expected to close in the fourth quarter of 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell's current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell's Chairman of the
Board of Directors, will each continue in their respective roles. Two independent members of the Company's current Board of Directors will join the Lyondell Board of Directors, effective at the time of the closing.

     In connection with the proposed transaction, on June 18, 2004 Lyondell filed with the Securities and Exchange Commission an amendment to its registration statement on Form S-4 (as amended, the "Form S-4") containing a preliminary joint proxy statement/prospectus regarding the proposed transaction between Lyondell and the Company. The definitive joint proxy statement/prospectus will be sent to holders of Lyondell's and the Company's common stock after the Form S-4 has been declared effective. Investors and security holders are urged to read that document and any other relevant documents filed or that will be filed with the Securities and Exchange Commission, including the definitive joint proxy statement/prospectus that will be part of the definitive registration statement, as they become available, because they contain, or will contain, important information. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus (when it becomes available) and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at the Securities and Exchange Commission web site at www.sec.gov. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by the Company may be obtained free from the Company by calling the Company's Investor Relations Department at (410) 229-8113. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by Lyondell may be obtained free from Lyondell by calling Lyondell's Investor Relations Department at (713) 309-4590.

     The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell's executive officers and directors is available in the proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004 and in the Form S-4, and information regarding the Company's directors and executive officers is available in its Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004, and in the Form S-4. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission, as they become available.

     For the three months and six months ended June 30, 2004, the Company incurred approximately $1 million and $4 million, respectively, of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

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

     The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded cumulative charges related to the program of $20 million (including $1 million and $2 million, respectively, for the three months and six months ended June 30, 2004), of which $19 million was for severance-related costs and $1 million was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Cumulative severance-related cash payments of $23 million for the implementation of this program were made through June 30, 2004, including $1 million and $9 million in the three months and six months ended June 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3 million, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. The cumulative charges of $20 million associated with the cost reduction program are less than the cumulative severance-related cash payments of $23 million because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

                                Operating Results

     The Company's principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company's S,D&A expense not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the unaudited Consolidated Financial Statements included in this Quarterly Report.) A discussion of Equistar's financial results for the relevant period is included below, as the Company's interest in Equistar represents a significant component of the Company's assets and Equistar's results can have a significant effect on the Company's consolidated results of operations.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004.

                       Results of Consolidated Operations

                                                        Three Months Ended   Six Months Ended
                                                             June 30,            June 30,
                                                        ------------------   ----------------
                                                          2004     2003       2004     2003
                                                         ------   ------     ------   ------
                                                            (Millions, except share data)
Net sales............................................    $  488   $  416     $  953   $  831
Operating income.....................................        11       24         24       51
Earnings (loss) on Equistar investment...............        12      (14)        14      (57)
Loss before income taxes, minority interest and
   cumulative effect of accounting change............        (2)     (14)       (13)     (52)
Loss before cumulative effect of accounting change...        (7)      (9)       (17)     (35)
Net loss.............................................        (7)      (9)       (17)     (36)
Basic and diluted loss per share:
   Before cumulative effect of accounting change.....     (0.11)   (0.14)     (0.26)   (0.54)
   After cumulative effect of accounting change......     (0.11)   (0.14)     (0.26)   (0.56)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     The Company's net loss was $7 million or $0.11 per share for the three months ended June 30, 2004 and $9 million or $0.14 per share for the corresponding period in 2003. The Company's loss before income taxes, minority interest and cumulative effect of accounting change ("pre-tax loss") decreased by $12 million in the second quarter of 2004 compared to the corresponding period in 2003, primarily due to a $26 million improvement in earnings (loss) from the Company's investment in Equistar, partially offset by a $13 million decrease in operating income and a $1 million increase in net interest expense.

     The Company's operating income in the second quarter of 2004 of $11 million decreased by $13 million, from $24 million in the second quarter of 2003, due to a decrease in operating income of $13 million in the Titanium Dioxide and Related Products business segment and $3 million in the Acetyls business segment, partially offset by a $3 million decrease in Other operating loss not identified with the three business segments. Operating income in the Specialty Chemicals business segment for the second quarter of 2004 was consistent with the corresponding period in the prior year.

     Net sales of $488 million in the second quarter of 2004 increased by $72 million, or 17%, from the same period in the prior year. The increase was primarily due to higher sales volume and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments, partially offset by lower average selling prices in the Titanium Dioxide and Related products business segment.

     Manufacturing and other costs of sales were generally higher in the second quarter of 2004 compared to the corresponding quarter of the prior year due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, lower fixed cost absorption due to reduced production volume, and higher utility and maintenance costs in the Titanium Dioxide and Related Products business segment. Manufacturing and other costs of sales in the Acetyls business segment also increased due to higher feedstock and distribution costs.

     S,D&A expense of $33 million in the second quarter of 2004 decreased by $4 million from the second quarter of 2003 primarily due to a net decrease in expense not identified with the three separate business segments.

     Asset impairment charges in the second quarter of 2004 of $5 million primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

Assets" ("SFAS No. 144"). Since the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

     Combination costs in the second quarter of 2004 of $1 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above).

     The Company reported pre-tax earnings from its investment in Equistar of $12 million for the three months ended June 30, 2004, an improvement of $26 million compared to the pre-tax loss of $14 million for the three months ended June 30, 2003. The loss in the second quarter of 2003 included the Company's share of financing costs of $6 million. The increase in Equistar's results for the second quarter of 2004 compared to the same period of 2003 is primarily due to a 25% increase in ethylene and derivative sales volume, partially offset by lower ethylene and polyethylene product margins as higher raw materials and energy costs during the period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged 30% higher in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     The Company's net loss was $17 million or $0.26 per share for the six months ended June 30, 2004 and $36 million or $0.56 per share for the corresponding period in 2003. The Company's pre-tax loss decreased by $39 million in the first six months of 2004 compared to the corresponding period in 2003, primarily due to a $71 million improvement in earnings (loss) from the Company's investment in Equistar, partially offset by a $27 million decrease in operating income, a $4 million increase in net interest expense and a $1 million increase in Other expense, net. The net loss for the first half of 2003 included $1 million, or $0.02 per share, for the cumulative effect of an accounting change as a result of the Company's adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (see Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report).

     The Company's operating income in the first half of 2004 of $24 million decreased by $27 million, from $51 million in the first half of 2003, due to a decrease in operating income in the Titanium Dioxide and Related Products and Acetyls business segments of $22 million and $1 million, respectively, and a $4 million increase in Other operating loss not identified with the three business segments. Operating income in the Specialty Chemicals business segment for the first half of 2004 was consistent with the corresponding period in the prior year.

     Net sales of $953 million in the six months ended June 30, 2004 increased by $122 million, or 15%, from the same period in the prior year. The increase was primarily due to higher sales volume and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments, partially offset by lower average selling prices in the Titanium Dioxide and Related Products business segment.

     Manufacturing and other costs of sales were generally higher in the first half of 2004 compared to the corresponding six month period in 2003. Manufacturing and other costs of sales in the Titanium Dioxide and Related Products business segment were higher in the first half of 2004 as a result of increased sales volume in addition to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, lower fixed cost absorption due to reduced production volume, partially offset by lower raw material costs. Manufacturing and other cost of sales in the Acetyls business segment were also higher primarily due to higher cost inventory carried into the first quarter of 2004 compared to the first quarter of 2003 due to higher average feedstock costs in December 2003, particularly natural gas and ethylene. S,D&A expense in the six months ended June 30, 2004 decreased by $1 million, or 1%, compared to the six months ended June 30, 2003.

     Asset impairment charges in the first half of 2004 of $8 million primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

     Combination costs in the first half of 2004 of $4 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above).

     The Company reported pre-tax earnings from its investment in Equistar of $14 million for the six months ended June 30, 2004, an improvement of $71 million compared to the pre-tax loss of $57 million for the six months ended June 30, 2003. The loss in the first half of 2003 included the Company's share of refinancing costs of $6 million and a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar's results for the first half of 2004 compared to the same period of 2003 is primarily due to higher product margins and sales volume. Ethylene and derivative sales volume increased 14% compared to the first half of 2003.

Outlook for 2004

     Operating income for the third quarter of 2004 in the Titanium Dioxide and Related Products business segment is expected to be significantly higher as the Company expects continued strong demand and more favorable local currency pricing in the third quarter of 2004 compared to the second quarter of 2004.
In July 2004, the average local currency selling price increased 2.5% compared to the average local currency selling price in the second quarter of 2004. Plant operating rates are expected to be slightly higher than in the second quarter of 2004 because there are no maintenance shutdowns scheduled in the third quarter of 2004.

     Operating income for the Acetyls business segment is expected to be significantly higher in the third quarter of 2004 compared to the second quarter of 2004. Sales volume is expected to be higher in the third quarter of 2004 as the plant returns to normal operating rates. The Company expects higher local currency sales prices in the third quarter of 2004 as previously announced price increases are implemented.

     In the third quarter of 2004, operating income for the Specialty Chemicals business segment is expected to be similar to the second quarter of 2004 as business conditions are expected to remain stable.

     Industry conditions have continued to reflect an improving supply/demand balance for Equistar's products. The industry and Equistar's product lines continue to move through the early phase of a cyclical recovery and Equistar expects that this trend will continue. However, near-term results will remain vulnerable to the volatility of crude oil and natural gas prices as well as consumer spending patterns. Equistar anticipates that it will begin making cash distributions to its owners in the third quarter of 2004.

                                Segment Analysis

Titanium Dioxide and Related Products

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
                                                          (Millions)
Net sales...............................       $363   $293         $696   $581
Operating income........................         10     23           22     44

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     Operating income in the Titanium Dioxide and Related Products business segment for the second quarter of 2004 was $10 million, a decrease of $13 million, or 57%, compared to the corresponding quarter of 2003 as higher sales volume ($15 million) was more than offset by the unfavorable effects of higher manufacturing and other costs of sales ($14 million) and lower average selling prices ($9 million). Additionally, operating income for the second quarter of 2004 included asset impairment charges of $5 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company's
Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the three months ended June 30, 2004.

     Sales revenue in the second quarter of 2004 of $363 million increased by $70 million, or 24%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. TiO[u]2 sales volume in the second quarter of 2004 was 29% higher than the prior year quarter, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO[u]2 market increased approximately 10% to 12% compared to the second quarter of the prior year due to improved global economic conditions. The Company's average TiO[u]2 selling price for the second quarter of 2004 in local currencies was 6% lower than the second quarter of 2003, and was 3% lower compared to the second quarter of 2003 in US dollar terms.

     Manufacturing and other costs of sales in the second quarter of 2004 were higher than in the same quarter of 2003 as a result of the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, lower fixed cost absorption due to decreased production volume and higher utility costs and maintenance costs. The overall operating rate of the Company's TiO[u]2 plants was 92% in the second quarter of 2004, compared to 96% in the same period of 2003. The lower operating rate was primarily the result of maintenance shutdowns. The operating rate for the second quarter of 2004 was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in the prior year quarter.

     S,D&A expense in the second quarter of 2004 was similar to S,D&A expense in the same period of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Operating income in the Titanium Dioxide and Related Products business segment for the first six months of 2004 was $22 million, a decrease of $22 million, or 50%, compared to the first six months of 2003. The decrease reflects the unfavorable effect of higher manufacturing and other costs of sales ($25 million), lower average selling prices ($9 million) and higher S,D&A expense
($1 million), all of which were partially offset by higher sales volume ($21 million). Additionally, operating income for the first six months of 2004 included asset impairment charges of $8 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the six months ended June 30, 2004.

     Sales revenue for the first half of 2004 of $696 million increased by $115 million, or 20%, compared to the first half of 2003 primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollar. TiO[u]2 sales volume in the first six months of 2004 was 22% higher than in the first six months of 2003, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO[u]2 market increased approximately 7% to 9% compared to the first half of the prior year due to improved global economic conditions. The Company's average TiO[u]2 selling price for the first half of 2004 in local currencies was 7% lower than the first half of 2003, and was 2% lower than the first half of 2003 in US dollar terms.

     Manufacturing and other costs of sales in the first six months of 2004 were higher than in the first six months of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars and lower fixed cost absorption due to reduced production volume, partially offset by lower raw material costs. The overall operating rate of the Company's TiO[u]2 plants was 92% in the first half of 2004 and 2003. Beginning in the second quarter of 2004, the operating rate was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in 2003.

     S,D&A expense in the first six months of 2004 increased by $1 million, or 2%, compared to the first six months of 2003.

Acetyls

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
                                                         (Millions)
Net sales...............................       $101    $99         $207   $201
Operating income........................          2      5           11     12

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     Operating income in the Acetyls business segment of $2 million for the three months ended June 30, 2004 decreased by $3 million, or 60%, compared to operating income of $5 million in the three months ended June 30, 2003 due to higher manufacturing and other costs of sales ($11 million) partially offset by higher sales volume ($8 million).

     Net sales for the second quarter of 2004 of $101 million increased by $2 million, or 2%, compared to net sales of $99 million in the second quarter of 2003. Aggregate sales volume for VAM and acetic acid for the second quarter of 2004 was 8% higher than the second quarter of 2003, even though sales volume was adversely affected due to a delayed return to full operating rates at the Company's acetic acid plant related to an unscheduled outage at one of the Company's major raw material suppliers during the second quarter of 2004. The aggregate weighted-average selling price in US dollars for VAM and acetic acid in the second quarter of 2004 was similar to the second quarter of 2003.

     Manufacturing and other costs of sales for VAM and acetic acid in the second quarter of 2004 were higher than the second quarter of 2003, primarily due to higher feedstock costs and higher distribution costs.

     S,D&A expense in the second quarter of 2004 was similar to S,D&A expense in the same period of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Operating income in the Acetyls business segment of $11 million for the six months ended June 30, 2004 decreased by $1 million, or 8%, compared to operating income of $12 million in the six months ended June 30, 2003 as a result of higher manufacturing costs ($14 million), which were partially offset by higher sales volume ($10 million) and higher average selling prices ($3 million).

     Net sales for the first half of 2004 of $207 million increased $6 million, or 3%, compared to net sales of $201 million in the first half of 2003. Aggregate sales volume for VAM and acetic acid for the first half of 2004 was 8% higher than the first half of 2003. The aggregate weighted-average selling price in US dollars for VAM and acetic acid increased 2% compared to the first half of 2003.

     Manufacturing and other costs of sales for VAM and acetic acid in the first six months of 2004 were higher than the same period of 2003, primarily due to higher cost inventory carried into the first quarter of 2004 compared to the first quarter of 2003 due to higher average feedstock costs in December 2003, particularly natural gas and ethylene. S,D&A expense in the first half of 2004 was similar to S,D&A expense in the same period of 2003.

Specialty Chemicals

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
                                                         (Millions)
Net sales...............................        $24    $24          $50    $49
Operating income........................          2      2            4      4

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     Operating income in the Specialty Chemicals business segment for the three months ended June 30, 2004 of $2 million was similar to operating income for the three months ended June 30, 2003. Higher average selling prices in the second quarter of 2004 were offset by higher manufacturing and other costs of sales.

     Net sales for the three months ended June 30, 2004 of $24 million was similar to net sales for the three months ended June 30, 2003. Sales volume in the second quarter of 2004 was 7% lower than the second quarter of 2003 as sales volume decreased across several product lines. However, the weighted average selling price for Specialty Chemicals products increased by 6% from the second quarter of 2003. Despite greater competitive pricing pressure in the second quarter of 2004 compared to the same period of 2003, proportionally higher sales volume in higher-priced product lines contributed to the increase in average selling prices.

     Manufacturing and other costs of sales in the second quarter of 2004 were higher than the second quarter of 2003. The average cost of crude sulfate turpentine ("CST"), the principal raw material used in the business, and overall energy costs were higher in the second quarter of 2004 than in the prior year quarter.

     S,D&A expense for the three months ended June 30, 2004 was similar to the same period of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Operating income in the Specialty Chemicals business segment for the six months ended June 30, 2004 of $4 million was similar to operating income for the six months ended June 30, 2003. Higher average selling prices and lower S,D&A expense in the first half of 2004 were offset by higher manufacturing and other costs of sales.

     Net sales for the six months ended June 30, 2004 of $50 million increased by $1 million, or 2%, compared to the six months ended June 30, 2003. Sales volume in the six months ended June 30, 2004 was similar to the same period of 2003. However, the weighted average selling price for Specialty Chemicals products increased by 1% from the first six months of 2003. Despite greater competitive pricing pressure during the six months ended June 30, 2004 compared to the same period of 2003, proportionally higher sales volume in higher-priced product lines contributed to the increase in average selling prices.

     Manufacturing and other costs of sales in the six months ended June 30, 2004 were higher than the six months ended June 30, 2003. The average cost of CST and overall energy costs were higher in the six months ended June 30, 2004 than in the same period of 2003.

     S,D&A expense for the six months ended June 30, 2004 was $1 million, or 17%, lower than the same period of 2003.

Other

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
                                                         (Millions)
Operating loss..........................       $(3)   $(6)         $(13)  $(9)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     Operating loss not identified with the three separate business segments for the three months ended June 30, 2004 was $3 million lower than the three months ended June 30, 2003 primarily due to higher income from employee benefit plans related to predecessor businesses.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Operating loss not identified with the three separate business segments for the six months ended June 30, 2004 was $4 million higher than the six months ended June 30, 2003 primarily due to expenses of $6 million in the six months ended June 30, 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses, $4 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above), and higher reorganization and office closure charges associated with the Company's cost reduction program announced in July 2003 of $1 million, partially offset by $4 million higher income from employee benefit plans related to predecessor businesses and a $3 million reduction in other expenses not allocated to the separate business segments.

Equistar

                                            Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                            ------------------   ----------------
                                                2004   2003         2004    2003
                                                ----   ----         ----   -----
                                                          (Millions)
Income (loss), as reported by Equistar...        $43   $(49)         $48   $(195)
                                                 ===   ====          ===   =====
Earnings (loss) on Equistar investment,
   as reported by the Company............        $12   $(14)         $14   $ (57)
                                                 ===   ====          ===   =====

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     The Company reported pre-tax earnings from its investment in Equistar of $12 million for the three months ended June 30, 2004, an improvement of $26 million compared to a pre-tax loss of $14 million for the three months ended June 30, 2003.

     Equistar reported net income of $43 million in the second quarter of 2004 compared to a net loss of $49 million in the second quarter of the prior year. Net loss for the quarter ended June 30, 2003 included $19 million of refinancing costs. The increase in Equistar's results in the second quarter of 2004 compared to the corresponding period in the prior year was primarily due to a 25% increase in ethylene and derivative sales volume, partially offset by lower ethylene and polyethylene margins as higher raw material and energy costs during the period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged more than 30% higher than during the second quarter of 2003.

     Equistar's Petrochemicals segment reported operating income of $136 million for the second quarter of 2004, an increase of $51 million compared to operating income of $85 million in the second quarter of 2003. The increase in operating income was primarily due to the higher sales volume in the second quarter of 2004 compared to the second quarter of the prior year. Revenues for Equistar's Petrochemicals segment increased 33% in the second quarter of 2004 compared to the corresponding period in the prior year due to higher average sales prices and a 12% increase in sales volume. Benchmark ethylene and propylene sales prices increased 4% and 31%, respectively, in the second quarter of 2004 compared to the second quarter of 2003. Cost of sales increased 31% as a result of higher sales volume and the higher cost of raw materials. The cost of liquid raw materials was affected in the second quarter of 2004 by the cost of crude oil, which increased 32% compared to the corresponding period of 2003.

     Equistar's Polymers segment reported an operating loss of $6 million for the second quarter of 2004 compared to an operating loss of $27 million in the second quarter of 2003. The $21 million improvement in operating results in the second quarter of 2004 was primarily due to higher sales volume. Revenues in Equistar's Polymers segment in the second quarter of 2004 increased 36% compared to the corresponding period in the prior year, primarily due to higher sales volume and higher average sales prices. Sales volume in the second quarter of 2004 increased 33% compared to the second quarter of 2003 as a result of stronger demand. The increase in average sales prices for the second quarter of 2004 compared to the corresponding period of 2003 was the result of higher demand and higher raw material costs. Cost of sales increased 31% in the second quarter of 2004 compared to the second quarter of 2003 as a result of higher sales volume and higher raw material costs, primarily ethylene. The benchmark cost of ethylene was 4% higher in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     The Company reported pre-tax earnings from its investment in Equistar of $14 million for the six months ended June 30, 2004, an improvement of $71 million compared to a pre-tax loss of $57 million for the six months ended June 30, 2003.

     Equistar reported net income of $48 million for the six months ended June 30, 2004 compared to a net loss of $195 million in the six months ended June 30, 2003. Net loss for the first six months of 2003 included $19 million of refinancing costs, as well as a $12 million loss from the sale of a polypropylene production facility. The increase in Equistar's results in the first six months of 2004 was the result of higher product margins and sales volume compared to the first six months of 2003. Ethylene and derivative sales volume increased 14% compared to the first six months of 2003.

     Equistar's Petrochemicals segment reported operating income of $240 million for the six months ended June 30, 2004, an increase of $187 million compared to operating income of $53 million in the six months ended June 30, 2003. The increase in operating income for the six months ended June 30, 2003 was primarily due to higher product margins and a 10% increase in sales volume compared to the six months ended June 30, 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable than in the first six months of 2003 due to improved supply/demand fundamentals, resulting in higher average product margins than in the first six months of 2003. Revenues for Equistar's Petrochemicals segment increased 27% in the first half of 2004 compared to the corresponding period in the prior year, primarily due to higher average sales prices and a 10% increase in sales volume. Benchmark ethylene and propylene sales prices increased 7% and 26%, respectively, in the first six months of 2004 compared to the first six months of 2003. Cost of sales increased 21% as a result of higher sales volume and the higher costs of raw materials. The cost of liquid raw materials was affected in the first half of 2004 by the cost of crude oil, which increased 16% compared to the corresponding period of 2003.

     Equistar's Polymers segment reported an operating loss of $20 million for the six months ended June 30, 2004 compared to an operating loss of $62 million in the six months ended June 30, 2003. The operating loss in the first six months of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas. The remaining increase in operating results in the first half of 2004 was primarily due to an increase in sales volume. Revenues in Equistar's Polymers segment in the first half of 2004 increased 21% compared to the corresponding period in the prior year, primarily due to higher sales volume and higher average sales prices. Sales volume in the first six months of 2004 increased 15% compared to the second quarter of 2003 as a result of stronger demand. The increase in average sales prices for the first half of 2004 compared to the corresponding period of 2003 was the result of higher demand and higher raw material costs. Cost of sales increased 18% primarily as a result of higher sales volume, along with higher raw material costs, primarily ethylene. The benchmark cost of ethylene was 7% higher in the second quarter of 2004 compared to the second quarter 2003.

                         Liquidity and Capital Resources

     The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. In the first six months of 2004, both the domestic and foreign operations financed their operations through cash generated from those operations. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company's businesses. The amount of cash distributions received from Equistar is affected by Equistar's results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000; however, Equistar anticipates that it will begin making cash distributions to its owners in the third quarter of 2004. Cash provided by operating activities for the six months ended June 30, 2004 was $45 million compared to $42 million of cash used in the six months ended June 30, 2003. The $87 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first half of 2004 compared to unfavorable movements in the same period of the prior year ($113 million), accrued expenses and other liabilities ($23 million) and various other net favorable changes ($4 million), partially offset by lower operating income before depreciation and amortization ($34 million) and unfavorable movements in other current assets in the first six months of 2004 compared to favorable movements in the same period of 2003 ($19 million). The favorable movement in trade working capital in the first half of 2004 compared to the same period in 2003 is primarily due to the timing of vendor payments and higher sales volume for the Company's products that has reduced product inventories and increased trade receivables.

     Cash used in investing activities for capital expenditures in the six months ended June 30, 2004 was $23 million compared to $19 million used for capital expenditures in the six months ended June 30, 2003. The low level of capital spending in the first six months of both 2004 and 2003 reflects the Company's continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

     Cash used in financing activities was $44 million in the six months ended June 30, 2004 compared to cash provided by financing activities of $84 million in the six months ended June 30, 2003. Financing activities in the first half of 2004 included $53 million of net repayments of debt, while the first half of 2003 included $101 million of net debt proceeds. In the first half of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $17 million for the first two quarters of 2003 and no dividends were paid in the same periods of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in "Cost Reduction Program; Suspension of Dividend" above. In the first half of 2004, the company received proceeds of $9 million from the exercise of approximately 700,000 stock options.

     The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                                     July 1-                                                     Total at     Total at
                                  December 31,                                                   June 30,   December 31,
                                      2004       2005   2006   2007   2008   2009   Thereafter     2004         2003
                                  ------------   ----   ----   ----   ----   ----   ----------   --------   ------------
                                                                 (Millions)
Revolving loans................        $--        $--   $ --    $--   $ --    $--      $ --       $   --       $   52
7.00% Senior Notes.............         --         --    500     --     --     --        --          500          500
7.625% Senior Debentures.......         --         --     --     --     --     --       250          250          250
9.25% Senior Notes.............         --         --     --     --    475     --        --          475          475
4.00% Convertible Senior
   Debentures..................         --         --     --     --     --     --       150          150          150
Other long-term debt...........          2          5      5      3      1      1         3           20           23
                                       ---        ---   ----    ---   ----    ---      ----       ------       ------
Maturities of long-term debt...        $ 2        $ 5   $505    $ 3   $476    $ 1      $403        1,395        1,450
                                       ===        ===   ====    ===   ====    ===      ====
Non-cash components of
   long-term debt..............                                                                       10           17
                                                                                                  ------       ------
Total debt.....................                                                                    1,405        1,467
Less: current maturities of
   long-term debt..............                                                                       (5)          (6)
                                                                                                  ------       ------
Total long-term debt...........                                                                   $1,400       $1,461
                                                                                                  ======       ======

     On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 million aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006, as amended, (the "Credit Agreement") and $103 million of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004, filed an amendment to this registration statement. However, as of August 9, 2004, this registration statement has not yet been declared effective by the Securities and Exchange Commission. Accordingly, since March 23, 2004, Millennium Chemicals has accrued and will continue to accrue additional interest on the debentures, until the registration statement is declared effective by the Securities and Exchange Commission, at an annualized rate of 0.25% until August 22, 2004 and 0.50% thereafter.

     On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003 and June 25, 2004, filed amended registration statements. However, as of August 9, 2004, the exchange offer registration statement had not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 million additional amount of notes. This additional interest will be paid until such time as this registration statement becomes effective.

     The Company depends on its Credit Agreement as its primary source of liquidity for its operations and working capital needs. At July 31, 2004, the Company had $23 million of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $127 million of unused availability under such facility. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 million. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $41 million at July 31, 2004.

     The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements as discussed above, the Company obtained a waiver on August 6, 2004 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at June 30, 2004.

     The financial covenants in the Credit Agreement require the Company to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.35 to 1.00 for the first and second quarters of 2004; 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments; (vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In addition, in the event the Company sells certain assets as specified in the Credit Agreement and the Leverage Ratio, as defined, is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale and the maximum availability under the Credit Agreement would be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 million. Any sale involving Equistar or certain inventory or accounts receivable would reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement);
(2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. In connection with the announced stock-for-stock business combination with Lyondell, the Company obtained an amendment to its Credit Agreement on July 7, 2004, which will allow the consummation of the announced stock-for-stock business combination with Lyondell and modifies the definition of EBITDA to exclude certain transaction costs related to this business combination.

     Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2004, any reduction in CNTA below approximately $1 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2 billion at June 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

     The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries;
(vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a "restricted payments basket." Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from doing so at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company's Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company's ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

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

     The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

     Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last reported sales price of Lyondell's common stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of its common stock. At the current market prices of Lyondell common stock, this percentage would be approximately 1.0% per quarter.

     At June 30, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

     The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody's has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

     On March 29, 2004, S&P placed the Company's ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody's placed the Company's credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies signed a definitive agreement that, if completed, will result in the combination of the Company with Lyondell in a stock-for-stock transaction. Moody's cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company's credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

     The Company's focus in 2004 is to sustain the benefits of cost reduction efforts achieved to date and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. In the first quarter of 2004, the Company repatriated approximately $107 million from its Australian and European businesses to the US. This cash was used primarily to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, and considering the suspension of the payment of dividends on the Company's Common Stock announced in the third quarter of 2003, will be sufficient to fund the Company's cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement.

                    Off-Balance Sheet Financing Arrangements

     Millennium had no material off-balance sheet financing arrangements as described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on August 9, 2004.

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

       As a result of activities relating to the Company's proposed business combination with Lyondell, the Company discovered errors in the computation of its tax basis in Equistar used to compute the Company's deferred income taxes. The restatement reflected in Amendment No. 1 to the Form 10-Q for the quarter ended March 31, 2004 decreased Millennium's liability for deferred income taxes and Shareholders' deficit at March 31, 2004 and December 31, 2003 by $15 million. The restatement did not affect the Company's cash flow or operating income in any period.

       The Company believes that the errors resulted from a "material weakness" in internal controls relating to the computation of deferred income taxes for its investment in Equistar.

       The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective as of June 30, 2004.

(b) There were no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

       As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (collectively, the "Section 404 Requirements"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. As part of the process of preparing for compliance with the
       Section 404 Requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. This review is being conducted under the direction of senior management. As a result, management has made improvements to the Company's internal controls through the quarter ended June 30, 2004 and through the date of this filing as part of its normal review process. The Company's management does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company anticipates that improvements will continue to be made as part of the ongoing review.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004 and August 9, 2004, respectively.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -
      10.1 Fifth Amendment dated as of July 7, 2004 to the Credit Agreement dated as of June 18, 2001 among Millennium America Inc., as
             Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc. from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as
             Administrative Agent and as Collateral Agent.*

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

     *    Filed or furnished herewith.

(b)  Reports on Form 8-K.

     Current Reports on Form 8-K dated May 17, 2004, May 18, 2004, July 29, 2004 and August 9, 2004 were filed or furnished during the quarter ended June 30, 2004 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MILLENNIUM CHEMICALS INC.


Date: August 9, 2004                By:      /s/ JOHN E. LUSHEFSKI
                                        -------------------------------
                                                John E. Lushefski
                                          Executive Vice President and
                                           Chief Financial Officer(as
                                           duly authorized officer and
                                           principal financial officer)

                                  Exhibit Index

Exhibit
 Number                         Description of Document
-------                         -----------------------
  10.1    Fifth Amendment dated as of July 7, 2004 to the Credit Agreement dated as of June 18, 2001 among Millennium America Inc., as Borrower,
          Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc. from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication
          Agent and JP Morgan Chase Bank, as Administrative Agent and as
          Collateral Agent.*

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