Form 10-Q/A
period 2004-06-30
MILLENNIUM CHEMICALS INC
filed 2004-08-11
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                 --------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                                 --------------

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

Explanatory Note

This amendment is being filed solely to add Exhibit 10.1, which was inadvertently omitted from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -



      10.1 Fifth Amendment dated as of July 7, 2004 to the Credit Agreement dated as of June 18, 2001 among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc. from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent and as Collateral Agent.**

      31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

      32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

    * Incorporated by reference in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

    ** Filed or furnished herewith.

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



                                            MILLENNIUM CHEMICALS INC.


Date: August 11, 2004                   By:      /s/ JOHN E. LUSHEFSKI
                                            -----------------------------------
                                                    John E. Lushefski


                                                Executive Vice President and
                                                  Chief Financial Officer
                                              (as duly authorized officer and
                                                 principal financial officer)

                                  Exhibit Index

Exhibit
 Number                     Description of Document

 10.1 Fifth Amendment dated as of July 7, 2004 to the Credit Agreement dated as of June 18, 2001 among Millennium America Inc., as Borrower,
          Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc. from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication
          Agent and JP Morgan Chase Bank, as Administrative Agent and as
          Collateral Agent.
