Form 10-K/A
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2004-09-23
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-K/A

                                (Amendment No. 3)

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

Documents Incorporated by Reference

None.

                                EXPLANATORY NOTE

       Millennium Chemicals, Inc. (the "Company") is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to provide additional information relating to the Company's material weakness in internal controls and procedures relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and re-computation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.

                                     PART II


Item 9A.  Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         As a result of tax integration activities that began in the second quarter of 2004 with respect to the Company's proposed business combination with Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company's deferred income taxes. In response to the determination that errors had been made, the Company performed a thorough analysis and re-computation of the Company's tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare a restatement to correct the errors, which restatement was reflected in Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Amendment No. 2"), filed with the SEC on August 9, 2004.

         The restatement of prior periods' financial statements that resulted from the analysis and re-computation discussed above decreased the Company's liability for deferred income taxes and shareholders' deficit at December 31, 2003 and 2002 by $15 million. The restatement similarly decreased liabilities for deferred income taxes and increased shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any year.

         The errors corrected in the restatement were the result of (i) an incorrect computation by the Company in 1998 of the Company's original tax basis in the net assets it contributed to Equistar upon the joint venture's formation in December 1997 and (ii) incorrect computations by the Company for 1998 and 1999 of changes in the amount of such tax basis. The Company also discovered a de minimis error made in 2001. The Company believes that the errors were attributable to a material weakness in internal control over financial reporting relating to the computation by the Company of deferred income taxes for the Company's investment in Equistar. The material weakness consisted of (i) inadequate review and verification by the Company in 1998 of tax basis data relating to net assets contributed by the Company to Equistar in December 1997, and (ii) incorrect interpretation by the Company of Equistar tax return information provided by the "tax matters partner" of Equistar and used by Millennium to compute changes in its tax basis in Equistar for 1998 and 1999. Under Equistar's partnership agreement, Lyondell serves as the tax matters partner and, as such, prepares and files Equistar's tax returns.

         In order to remediate the material weakness in internal control over financial reporting, the Company is documenting the procedures used to analyze and re-compute the Company's tax basis in Equistar in July 2004 for implementation with respect to the third quarter of 2004 and subsequent reporting periods. These procedures include (i) the detailed review by the Company's Director-Tax and its Vice President-Tax of estimates of tax return data provided quarterly by Equistar's tax matters partner, (ii) followed by discussions of the results of such review with the tax matters partner to confirm the correctness of the Company's interpretation of the estimated tax return data provided by the tax matters partner and (iii) thereafter, review of the results of these procedures by the Company's Corporate Controller and Chief Financial Officer. Although these procedures will be implemented for the third quarter of 2004, the material weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively.

         In March 2004, prior to the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003. However, as a result of the Company's decision to restate its financial statements, the Company completed in early August 2004, prior to filing Amendment No. 2, a second evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this second evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2003. However, as a result of the analysis and re-computation discussed above, management believes that the financial statements included in Amendment No. 2 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

(b) There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the "Section 404 Requirements"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal control over financial reporting. As part of the process of preparing for compliance with the
         Section 404 Requirements, in 2003, the Company initiated a review of its internal control over financial reporting. This review is being conducted under the direction of senior management. As a result, management has made improvements to the Company's internal control through the date of the filing of this Amendment No. 3 as part of its normal review process. The Company's management does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company anticipates that improvements will continue to be made as part of the ongoing review.

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

(a) The Following Documents are Filed as Part of This Report:


1. Supplemental Financial Information. The Supplemental Financial Information relating to Equistar consists of the following:


      Supplemental Financial Information.

      The Supplemental Financial Information relating to Equistar consists of the following:

                                                                                              Page of
                                                                                            This Report
                                                                                          ----------------
       Financial Statements of Equistar:
          Report of PricewaterhouseCoopers LLP..........................................         F-1
          Consolidated Statements of Income--Years Ended December 31, 2003, 2002,
          and 2001......................................................................         F-2
          Consolidated Balance Sheets--December 31, 2003 and 2002.......................         F-3
          Consolidated Statements of Cash Flows--Years Ended December 31, 2003, 2002
            and 2001....................................................................         F-4
          Consolidated Statements of Partners' Capital--Years Ended December 31, 2003,
            2002 and 2001...............................................................         F-5
          Notes to Consolidated Financial Statements....................................     F-6 to F-23



2. Financial Statement Schedule.

Financial Statement Schedule II -- Valuation and Qualifying Accounts, located on page S-1 of Amendment No. 2 to the Annual Report on Form 10-K/A, should be read in conjunction with the Financial Statements included in Item 8 of Amendment No. 2 to the Annual Report on Form 10-K/A. Schedules, other than
Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.



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


      21.1       Subsidiaries of the Company*

      23.2 Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.2 to the Company's Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2003 ("10-K Amendment No.2"))*

      31.1       Certificate of Principal Executive Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002**

      31.2       Certificate of Principal Financial Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002**

      32.1       Certificate of Principal Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002* (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17
                 CFR 229.601(b)(32)(ii) with the 10-K Amendment No. 2)

      32.2       Certificate of Principal Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002* (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17
                 CFR 229.601(b)(32)(ii) with the 10-K Amendment No.2)

      99.1       Information relevant to forward-looking statements*

In addition, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

-----------------
    *  Incorporated by reference.
   **  Filed or furnished herewith.
  'D' Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

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

                                    MILLENNIUM CHEMICALS INC.

                                    By:          /s/ ROBERT E. LEE
                                        ----------------------------------------
                                                     Robert E. Lee
                                                     President and
                                                Chief Executive Officer

September 23, 2004

                                  Exhibit Index
                                  -------------

     Exhibit
     Number                  Description of Document
     -------                 -----------------------
     31.1       Certificate of Principal Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002

     31.2       Certificate of Principal Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002


                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as.....................................'D'