Form 10-Q/A
period 2004-03-31
MILLENNIUM CHEMICALS INC
filed 2004-09-23
CIK 1018099

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

                For the transition period________ from________ to

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

================================================================================

                            MILLENNIUM CHEMICALS INC.


Explanatory Note

Millennium Chemicals Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended March 31, 2004 to provide additional information relating to the Company's material weakness in internal controls and procedures relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and re-computation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.



                          PART I. FINANCIAL INFORMATION

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

     As a result of tax integration activities that began in the second quarter of 2004 with respect to the Company's proposed business combination with Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company's deferred income taxes. In response to the determination that errors had been made, the Company performed a thorough analysis and re-computation of the Company's tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare a restatement to correct the errors, which restatement was reflected in Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on August 9, 2004 and Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 ("10-Q Amendment No. 1"), filed with the SEC on August 9, 2004.

     The restatement of prior periods' financial statements that resulted from the analysis and recomputation discussed above decreased the Company's liability for deferred income taxes and shareholders' deficit at March 31, 2004 and December 31, 2003 and 2002 by $15 million. The restatement similarly decreased liabilities for deferred income taxes and increased shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any period.

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

     In May 2004, prior to the initial filing of the Company's Quarterly
     Report on Form 10-Q for the quarterly period ended March 31, 2003, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004. However, as a result of the Company's decision to restate its financial statements, the Company completed in early August 2004, prior to filing 10-Q Amendment No. 1, a second evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this second evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2004. However, as a result of the analysis and re-computation discussed above, management believes that the financial statements included in 10-Q Amendment No. 1 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits -


     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

     32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*


    * Filed or furnished with Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
   ** Filed or furnished herewith.

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

                                              MILLENNIUM CHEMICALS INC.

Date: September 23, 2004                  By:      /S/ JOHN E. LUSHEFSKI
                                              ----------------------------------
                                                      John E. Lushefski
                                                Executive Vice President and
                                                  Chief Financial Officer
                                              (as duly authorized officer and
                                                principal financial officer)

                                   Exhibit Index

   Exhibit
   Number                        Description of Document

     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.