Form 10-Q/A
period 2004-06-30
MILLENNIUM CHEMICALS INC
filed 2004-09-23
CIK 1018099

===============================================================================

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

             For the transition period from__________ to __________

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

       Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act).

Yes [X] No [ ].

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,379,892 shares of Common Stock, par value $.01 per share, as of July 31, 2004, excluding 12,516,694 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote.

===============================================================================

Explanatory Note

Millennium Chemicals Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended June 30, 2004 to provide additional information relating to the Company's material weakness in internal controls and procedures relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and recomputation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.

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

     As a result of tax integration activities that began in the second quarter of 2004 with respect to the Company's proposed business combination with Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company's deferred income taxes. In response to the determination that errors had been made, the Company performed a thorough analysis and re-computation of the Company's tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare a restatement to correct the errors, which restatement was reflected in Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on August 9, 2004, Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004, and the Company's Quarterly Report on
     Form 10-Q for the quarterly period ended June 30, 2004 ("June 10-Q"), filed with the SEC on August 9, 2004.

     The restatement of prior periods' financial statements that resulted from the analysis and recomputation discussed above decreased the Company's liability for deferred income taxes and shareholders' deficit at June 30, 2004, March 31, 2004, and December 31, 2003 and 2002 by $15 million.
     The restatement similarly decreased liabilities for deferred income taxes and increased shareholders' equity at December 31, 2001 and 2000 by $15 million. The restatement did not affect the Company's cash flow or operating income in any period.

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

     The Company completed in early August 2004, prior to filing the June 10-Q, an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2004. However, as a result of the analysis and re-computation discussed above, management believes that the financial statements included in the June 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

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

        31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

        32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

        32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*




     * Filed or furnished with Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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
