Form 10-K/A
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2004-09-24
CIK 1018099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-K/A

                                (Amendment No. 4)

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

Documents Incorporated by Reference

None.

                                EXPLANATORY NOTE

      Millennium Chemicals Inc. (the "Company") filed Amendment No. 3 ("Amendment No. 3") to its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Annual Report") to provide additional information relating to the Company's material weakness in internal control over financial reporting relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and re-computation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.

      This Amendment No. 4 to the Annual Report ("Amendment No. 4") contains the text of Amendment No. 3 in its entirety apart from the explanatory note and exhibits thereto. This Amendment No. 4 also includes as exhibits certificates of each of the Chief Executive Officer and Chief Financial Officer that include paragraphs 4 and 5, which were unintentionally omitted from the certificates filed as exhibits to Amendment No. 3.


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

September 24, 2004

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