Form 10-Q/A
period 2004-03-31
MILLENNIUM CHEMICALS INC
filed 2004-09-24
CIK 1018099

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 3)

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

================================================================================

                            MILLENNIUM CHEMICALS INC.


Explanatory Note

     Millennium Chemicals Inc. (the "Company") filed Amendment No. 2
("Amendment No. 2") to its Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Quarterly Report") to provide additional information relating to the Company's material weakness in internal control over financial reporting relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and re-computation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.

     This Amendment No. 3 to the Quarterly Report ("Amendment No. 3") contains the text of Amendment No. 2 in its entirety apart from the explanatory note and exhibits thereto. This Amendment No. 3 also includes as exhibits certificates of each of the Chief Executive Officer and Chief Financial Officer that include paragraphs 4 and 5, which were unintentionally omitted from the certificates filed as exhibits to Amendment No. 2.


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

                                              MILLENNIUM CHEMICALS INC.

Date: September 24, 2004                  By:      /S/ JOHN E. LUSHEFSKI
                                              ----------------------------------
                                                      John E. Lushefski
                                                Executive Vice President and
                                                  Chief Financial Officer
                                              (as duly authorized officer and
                                                principal financial officer)

                                   Exhibit Index

   Exhibit
   Number                        Description of Document

     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.