Form 10-Q/A
period 2004-06-30
MILLENNIUM CHEMICALS INC
filed 2004-09-24
CIK 1018099

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

===============================================================================

Explanatory Note

Millennium Chemicals Inc. (the "Company") filed Amendment No. 2
("Amendment No. 2") to its Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Quarterly Report") to provide additional information relating to the Company's material weakness in internal control over financial reporting relating to the computation of deferred income taxes for the Company's investment in Equistar Chemicals, LP; the analysis and re-computation performed by the Company to correct such deferred income tax calculation; and the steps the Company is taking to remediate such material weakness.

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
