Form 10-Q
period 2004-09-30
MILLENNIUM CHEMICALS INC
filed 2004-11-09
CIK 1018099

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________
                         Commission file number: 1-12091

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,628,680 shares of Common Stock, par value $.01 per share, as of October 31, 2004, excluding 12,267,906 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote.


===============================================================================

                            MILLENNIUM CHEMICALS INC.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I     FINANCIAL INFORMATION
           Item 1  Financial Statements..............................................................     3
           Item 2  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations....................................................................     28
           Item 3  Quantitative and Qualitative Disclosures about Market Risk........................    44
           Item 4  Controls and Procedures...........................................................    44

Part II    OTHER INFORMATION
           Item 1  Legal Proceedings.................................................................    47
           Item 6  Exhibits and Reports on Form 8-K..................................................    47
           Signature.................................................................................    48

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                            MILLENNIUM CHEMICALS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Millions, except share data)

                                                                                   September 30,   December 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
                                     ASSETS
Current assets
   Cash and cash equivalents....................................................    $  313            $  209
   Trade receivables, net.......................................................       342               277
   Inventories..................................................................       370               457
   Other current assets.........................................................        71                65
                                                                                    ------            ------
     Total current assets.......................................................     1,096             1,008
Property, plant and equipment, net..............................................       719               766
Investment in Equistar..........................................................       475               469
Other assets....................................................................        42                51
Goodwill........................................................................       104               104
                                                                                    ------            ------
     Total assets...............................................................    $2,436            $2,398
                                                                                    ======            ======

                           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Current maturities of long-term debt.........................................    $    6            $    6
   Trade accounts payable.......................................................       268               236
   Income taxes payable.........................................................         7                 5
   Accrued expenses and other liabilities.......................................       161               124
                                                                                    ------            ------
     Total current liabilities..................................................       442               371
Long-term debt..................................................................     1,401             1,461
Deferred income taxes...........................................................       276               272
Other liabilities...............................................................       314               325
                                                                                    ------            ------
     Total liabilities..........................................................     2,433             2,429
                                                                                    ------            ------
Commitments and contingencies (Note 13)
Minority interest...............................................................        30                27
Shareholders' deficit
   Preferred stock (par value $.01 per share, authorized 25,000,000 shares;
     none issued and outstanding)...............................................        --                --
   Common stock (par value $.01 per share, authorized 225,000,000 shares;
     issued 77,896,586 shares at September 30, 2004 and December 31, 2003)......         1                 1
   Paid in capital..............................................................     1,286             1,292
   Accumulated deficit..........................................................      (951)             (962)
   Accumulated other comprehensive loss.........................................      (139)             (141)
   Treasury stock, at cost (12,321,355 and 13,905,687 shares at
     September 30, 2004 and December 31, 2003, respectively)....................      (230)             (260)
   Unearned restricted shares...................................................        (1)               (1)
   Deferred compensation........................................................         7                13
                                                                                    ------            ------
     Total shareholders' deficit................................................       (27)              (58)
                                                                                    ------            ------
       Total liabilities and shareholders' deficit..............................    $2,436            $2,398
                                                                                    ======            ======


           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (Millions, except per share data)

                                                                          Three Months Ended           Nine Months Ended
                                                                            September 30,                September 30,
                                                                      ---------------------------  --------------------------
                                                                         2004           2003          2004           2003
                                                                      ------------   ------------  ------------   -----------
Net sales...........................................................   $ 480           $  431         $1,433        $1,262
Operating costs and expenses
   Cost of products sold............................................     373              362          1,174         1,019
   Depreciation and amortization....................................      24               28             72            83
   Selling, development and administrative expense..................      33               31             99            98
   Asset impairment charges.........................................       3               --             11            --
   Combination costs................................................       1               --              5            --
   Reorganization and office closure costs..........................       1               15              3            16
                                                                       -----           ------         ------        ------
     Operating income (loss)........................................      45               (5)            69            46
Interest expense....................................................     (26)             (25)           (78)          (72)
Interest income.....................................................       2                2              5             4
Earnings (loss) on Equistar investment..............................      22              (12)            36           (69)
Other income (expense), net.........................................       1                2             (1)            1
                                                                       -----           ------         ------        ------
Income (loss) before income taxes, minority interest and cumulative
   effect of accounting change......................................      44              (38)            31           (90)
(Provision for) benefit from income taxes...........................     (14)              11            (15)           32
                                                                       -----           ------         ------        ------
Income (loss) before minority interest and cumulative effect of
   accounting change................................................      30              (27)            16           (58)
Minority interest...................................................      (2)              (1)            (5)           (5)
                                                                       -----           ------         ------        ------
Income (loss) before cumulative effect of accounting change.........      28              (28)            11           (63)
Cumulative effect of accounting change..............................      --               --             --            (1)
                                                                       -----           ------         ------        ------
Net income (loss)...................................................   $  28           $  (28)        $   11        $  (64)
                                                                       =====           ======         ======        ======
Basic income (loss) per share:
   Before cumulative effect of accounting change....................   $0.43           $(0.44)        $ 0.17        $(0.98)
   From cumulative effect of accounting change......................      --               --             --         (0.02)
                                                                       -----           ------         ------        ------
   After cumulative effect of accounting change.....................   $0.43           $(0.44)        $ 0.17        $(1.00)
                                                                       =====           ======         ======        ======
Diluted income (loss) per share:
   Before cumulative effect of accounting change....................   $0.38           $(0.44)        $ 0.17        $(0.98)
   From cumulative effect of accounting change......................      --               --             --         (0.02)
                                                                       -----           ------         ------        ------
   After cumulative effect of accounting change.....................   $0.38           $(0.44)        $ 0.17        $(1.00)
                                                                       =====           ======         ======        ======


           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Millions)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           ------------------
                                                                            2004       2003
                                                                           ------     -------
Cash flows from operating activities:
   Net income (loss) ................................................      $ 11       $ (64)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Cumulative effect of accounting change .........................        --           1
     Asset impairment charges .......................................        11          --
     Depreciation and amortization ..................................        72          83
     Deferred income tax provision (benefit) ........................         8         (43)
     (Earnings) loss on Equistar investment .........................       (36)         69
     Minority interest ..............................................         5           5
     Other, net .....................................................         1          --
     Changes in assets and liabilities:
       Increase in trade receivables ................................       (64)        (23)
       Decrease in inventories ......................................        87           1
       (Increase) decrease in other current assets ..................        (9)         27
       Decrease in other assets .....................................         3           2
       Increase (decrease) in trade accounts payable ................        33         (82)
       Increase in accrued expenses and other liabilities and
         income taxes payable .......................................        44          (2)
       Decrease in other liabilities ................................       (22)        (23)
                                                                           ----       -----
     Cash provided by (used in) operating activities ................       144         (49)
                                                                           ----       -----
Cash flows from investing activities:
   Capital expenditures .............................................       (38)        (29)
   Distribution from Equistar .......................................        30          --
   Proceeds from sale of property, plant and equipment ..............         1          --
                                                                           ----       -----
   Cash used in investing activities ................................        (7)        (29)
                                                                           ----       -----
Cash flows from financing activities:
   Dividends to shareholders ........................................        --         (17)
   Proceeds from long-term debt, net of financing costs .............        28         356
   Repayment of long-term debt ......................................       (83)       (220)
   Decrease in notes payable and other financing liabilities ........        --         (17)
   Proceeds from exercise of stock options ..........................        15          --
                                                                           ----       -----
     Cash (used in) provided by financing activities ................       (40)        102
                                                                           ----       -----
Effect of exchange rate changes on cash .............................         7           9
                                                                           ----       -----
Increase in cash and cash equivalents ...............................       104          33
Cash and cash equivalents at beginning of year ......................       209         125
                                                                           ----       -----
Cash and cash equivalents at end of period ..........................      $313       $ 158
                                                                           ====       =====


           See Notes to Consolidated Financial Statements (Unaudited).

                            MILLENNIUM CHEMICALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in millions, except share and per share data)


Note 1 - Basis of Presentation

       Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Annual Report on Form 10-K of Millennium Chemicals Inc. (the "Company") for the year ended December 31, 2003, as amended by Amendments No. 1 through 4 on Form 10-K/A filed with the Securities and Exchange Commission (the "Annual Report on Form 10-K"). In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations for the interim periods are included in the accompanying unaudited consolidated financial statements. Certain prior year balances have been reclassified to conform with the current year presentation.

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

Note 2 - Agreement for a Stock-for-Stock Business Combination

       On March 29, 2004, Lyondell and the Company announced that their respective Boards of Directors had approved, and the companies had executed an agreement and plan of merger. The proposed transaction is intended to qualify as a reorganization for U.S. federal income tax purposes, in which Millennium shareholders generally will not recognize gain or loss, other than any gain or loss recognized on the receipt of cash for fractional shares.

       The proposed transaction is subject to approval by both companies' shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company's and Lyondell's respective bank credit agreements and Lyondell's accounts receivable sales facility to permit the transaction. The Company and Lyondell will each hold special meetings of shareholders on November 30, 2004 to consider and vote on the proposed transaction. The transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas.

       The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company's shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The shares of Lyondell common stock received in exchange for Company stock will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The proposed transaction is scheduled to close after the close of business on November 30, 2004, after the record date of Lyondell's regular fourth quarter dividend, and therefore the Company's shareholders will not receive this dividend. As of October 1, 2004, the Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") are convertible at a conversion price of approximately $13.63 per share of the Company's Common Stock. If any of the 4.00% Convertible Senior Debentures are converted prior to the consummation of the proposed transaction, the shares of Company Common Stock received upon conversion of such debentures will be exchanged for Lyondell common stock according to the ratio set forth above. If not exchanged prior to the closing of the proposed transaction, the 4.00% Convertible Senior Debentures will be convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


       For the three months and nine months ended September 30, 2004, the Company incurred approximately $1 and $5, respectively, of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)

Note 3 - Income (Loss) per Share and Stock-Based Compensation

       The calculation of basic income (loss) per share follows (shares in thousands):

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                        -----------------------  -----------------------
                                                           2004         2003         2004        2003
                                                        -----------   ---------  -----------   ---------
Income (loss) before cumulative effect of accounting
change ..............................................    $     28     $    (28)    $     11    $    (63)
Cumulative effect of accounting change ..............          --           --           --          (1)
                                                         --------     --------     --------    --------
Net income (loss) ...................................    $     28     $    (28)    $     11    $    (64)
                                                         ========     ========     ========    ========

  Weighted-average shares of common stock outstanding
    - basic .........................................      65,428       64,051       64,963      63,960
                                                         ========     ========     ========    ========

Basic income (loss) per share:
  Before cumulative effect of accounting change .....    $   0.43     $  (0.44)    $   0.17    $  (0.98)
                                                         ========     ========     ========    ========
  After cumulative effect of accounting change ......    $   0.43     $  (0.44)    $   0.17    $  (1.00)
                                                         ========     ========     ========    ========

The calculation of diluted income (loss) per share follows (shares in thousands):

Income (loss) before cumulative effect of
   accounting change ................................    $     28    $    (28)    $     11    $    (63)
Add: interest for 4.00% Convertible Senior
   Debentures (net of income taxes) .................           1          --           -- (b)      --
                                                         --------     --------     --------    --------
Adjusted income (loss) before cumulative effect
   of accounting change .............................          29         (28)          11         (63)
Cumulative effect of accounting change ..............          --          --           --          (1)
                                                         --------     --------     --------    --------
   Adjusted net income (loss) for purposes of
     computing diluted income (loss) per share ......    $     29    $    (28)    $     11    $    (64)
                                                         ========     ========     ========    ========

Weighted average shares of common stock
   outstanding - basic ..............................      65,428      64,051       64,963      63,960
Potentially dilutive securities:
   Options, awards and shares held in trust for
     certain employee benefit plans .................         544          -- (a)      310          -- (a)
   4.00% Convertible Senior Debentures ..............      11,004          --           -- (b)      --
                                                         --------     --------     --------    --------
     Weighted average shares of common stock
       outstanding-diluted...........................      76,976      64,051       65,273      63,960
                                                         ========     ========     ========    ========

Diluted income (loss) per share:
   Before cumulative effect of accounting change.....    $   0.38    $  (0.44)    $    0.17    $  (0.98)
                                                         ========    ========     =========    ========
   After cumulative effect of accounting change .....    $   0.38    $  (0.44)    $    0.17    $  (1.00)
                                                         ========    ========     =========    ========

---------------------------
(a) Approximately 286 and 284 shares of common stock issuable for options, awards and shares held in trust for certain employee benefit plans for the three months and nine months ended September 30, 2003, respectively, were excluded because the effect would be antidilutive.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


(b) Approximately 11,004 shares of common stock issuable for the conversion of the 4.00% Convertible Senior Debentures for the nine month period ended September 30, 2004 were excluded because the effect would be antidilutive due to the income adjustment to add back interest (net of income taxes) for purposes of calculating diluted income per share.

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

       Disclosure on a pro forma basis of net income (loss) and related per-share amounts as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation is omitted because the pro forma effect on net income (loss) is insignificant.

Note 4 - Recent Accounting Developments

       On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company's asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. The Company is not required to restrict, and has not restricted, any Company assets for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The amount of the asset retirement obligations was $12 and $13 at each of September 30, 2004 and December 31, 2003, respectively. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company's reported assets and liabilities by $2 and $3, respectively.

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

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


       The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law on December 8, 2003. In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-1"), which permitted a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Act and the disclosures related to its plans as required by SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" until the FASB developed and issued authoritative guidance on accounting for the Federal subsidies provided by the Act. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral. On May 19, 2004, the FASB issued FSP No. FAS 106-2 of the same title, which provided final guidance on the accounting for subsidies under the Act and became effective for the Company's third quarter financial report ending September 30, 2004. The effects of the Act were not significant and will be reflected in its next measurement of plan obligations as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This measurement of plan obligations will occur on the earlier of December 31, 2004 or the effective date of the announced stock-for-stock business combination with Lyondell. See Note 2 regarding the announced stock-for-stock business combination.

       In September 2004, the EITF issued EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Contingently convertible debt instruments are financial instruments that are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. Prior to the issuance of EITF 04-8, companies were allowed to exclude the potentially dilutive effect of the conversion feature from diluted earnings per share until the market price contingency was met. EITF 04-8 will require companies to include the impact of contingently convertible debt in their diluted earnings per share computation regardless of whether the market trigger has been reached. EITF 04-8 is expected to be effective for periods ending after December 15, 2004. Diluted earnings per share for prior periods must be retroactively restated to conform to EITF 04-8. EITF 04-8 will have no impact on the Company's financial statements as the shares of common stock that would be issued upon conversion of the Company's 4.00% Convertible Senior Debentures are already included in the Company's diluted earnings per share computation when not antidilutive.

Note 5 - Asset Impairment Charges

       In the three months and nine months ended September 30, 2004, the Company recorded asset impairment charges of $3 and $11, respectively, primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at this plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months and nine months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Because the basis of all of the property, plant and equipment for the Le Havre, France TiO[u]2 plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales for the three months and nine months ended September 30, 2004.

Note 6 - Reorganization and Office Closure Costs

       On July 21, 2003, the Company announced that it would implement a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company's employees worldwide. The Company closed its executive offices in Red Bank, New Jersey, effective September 1, 2003, and relocated its headquarters to Hunt Valley, Maryland, where the Company had existing administrative offices. In addition, the Company announced the suspension of payment of dividends on its Common Stock.

       The Company has recorded cumulative charges related to the program of $21 (including $1 and $3 for the three months and nine months ended September 30, 2004, respectively), of which $20 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement ("Red Bank Office lease costs"). All costs associated with this program are accounted for in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits" or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," as appropriate. Cumulative cash payments of $24 for the implementation of this program, of which $23 were for severance-related costs and $1 was for Red Bank Office lease costs, were made through September 30, 2004, including $1 and $10 in the three months and nine months ended September 30, 2004, respectively. Substantially all of

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


the remainder of the cash payments relating to this program, which are estimated to be approximately $3, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at September 30, 2004. The cumulative charges of $21 associated with the cost reduction program are less than the cumulative cash payments of $24 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 - European Receivables Securitization Program

       From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at September 30, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through September 30, 2003 were $253. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. The aggregate loss on sales associated with this arrangement was $1 and $2 for the three months and nine months ended September 30, 2003, respectively, and was included in Selling, development and administrative ("S,D&A") expense. Servicing liabilities associated with the transaction were insignificant.

Note 8 - Inventories

       Inventories are stated at the lower of cost or market value.


                                                                        September 30,     December 31,
                                                                            2004              2003
                                                                       ----------------  ---------------

            Finished products........................................   $     183         $     258
            In-process products......................................          31                38
            Raw materials............................................          90                96
            Maintenance parts and supplies...........................          66                65
                                                                       ----------------  ---------------
                                                                        $     370         $     457
                                                                       ================  ===============


                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 9 - Long-Term Debt and Credit Arrangements

       The maturities of the Company's long-term debt through 2009 and thereafter are as follows:


                               October 1-                                                       Total at       Total at
                              December 31,                                                    September 30,  December 31,
                                  2004      2005    2006    2007    2008     2009  Thereafter    2004           2003
                                ---------- ------  ------  ------  ------   ------ ---------- -------------  ------------

Revolving Loans ............     $--        $--      $--    $--    $ --      $--     $ --       $   --        $   52
7.00% Senior Notes .........      --         --      500     --      --       --       --          500           500
7.625% Senior Debentures ...      --         --       --     --      --       --      250          250           250
9.25% Senior Notes .........      --         --       --     --     475       --       --          475           475
4.00% Convertible Senior
   Debentures ..............      --         --       --     --      --       --      150          150           150
Other long-term debt .......       3          5        5      3       1        1        3           21            23
                                 ---        ---     ----    ---    ----      ---     ----       ------        ------
Maturities of long-term debt      $3         $5     $505     $3    $476      $ 1     $403        1,396         1,450
                                 ===        ===     ====    ===    ====      ===     ====
Non-cash components of
   long-term debt...........                                                                        11            17
                                                                                                ------        ------
Total debt..................                                                                     1,407         1,467
Less:  current maturities of
   long-term debt...........                                                                        (6)           (6)
                                                                                                ------        ------
Total long-term debt........                                                                    $1,401        $1,461
                                                                                                ======        ======


       On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006, as amended, (the "Credit Agreement") and $103 of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004; August 19, 2004; September 23, 2004 and September 24, 2004 filed amendments to this registration statement. The Securities and Exchange Commission declared this registration statement effective on September 24, 2004. Accordingly, Millennium Chemicals ceased accruing the additional interest on the debentures required under the agreement. This interest had accrued from May 24, 2004 until August 21, 2004, at an annualized rate of 0.25% and from August 22, 2004 until September 23, 2004 at an annualized rate of 0.50%.

       On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


and Exchange Commission, and on December 15, 2003; June 25, 2004; July 6, 2004; August 19, 2004; September 23, 2004 and September 24, 2004 filed amended registration statements. The exchange offer registration statement was declared effective on September 24, 2004 and the exchange offer was completed on October 28, 2004. Upon completion of the exchange offer, Millennium America ceased accruing the additional interest it had been obligated to pay since October 23, 2003, at the annualized rate of approximately 1.00% to each holder of $100 additional principal amount of notes.

       The Company had $26 of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $124 of unused availability under such facility at September 30, 2004. In addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 at September 30, 2004. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $42 at September 30, 2004.

       The Revolving Loans are available in U.S. dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of September 30, 2004, $26 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loans as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent's prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company's Leverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement.

       The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements, the Company obtained a waiver on July 29, 2004 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at September 30, 2004.

       The financial covenants in the Credit Agreement require the Company to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments;
(vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In addition, in the event the Company sells certain assets as specified in the Credit Agreement and the Leverage Ratio is equal to or greater than 3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale and the maximum availability under the Credit Agreement would be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100. Any sale involving Equistar or certain inventory or accounts receivable would reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. In connection with the announced stock-for-stock business combination with Lyondell (see Note 2), the Company obtained an amendment to its Credit Agreement on July 7, 2004, which will allow the consummation of the announced stock-for-stock business combination with Lyondell and modifies the definition of EBITDA to exclude certain transaction costs related to this business combination.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)

        Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at September 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

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

        The consummation of the announced stock-for-stock business combination with Lyondell will give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder's securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

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

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


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

        During the thirty consecutive trading days ending October 1, 2004, the closing price of the Company's Common Stock was greater than 125% of the current conversion price per share of Common Stock for at least 20 trading days. Accordingly, on October 1, 2004, the Company announced that the debentures are currently convertible into shares of the Company's Common Stock under section 15.01(a)(i) of the indenture.

        The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Company Common Stock, cash or a combination of cash and shares of Company Common Stock. After the closing of the proposed business combination with Lyondell, the Company would deliver shares of Lyondell common stock rather than Company Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

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

        At September 30, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures, and 4.00% Convertible Senior Debentures.

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

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)



long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

Note 10 - Derivative Instruments and Hedging Activities

        The Company is exposed to market risk, such as changes in currency exchange rates, commodity pricing and interest rates. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions pursuant to the Company's policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

        Foreign Currency Exposure Management: The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases and foreign currency sales. The Company utilizes forward exchange contracts with various terms. As of September 30, 2004, these contracts had expiration dates no later than April 13, 2005.

        The Company utilizes forward exchange contracts with contract terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives have not been designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in current earnings. Net amounts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were insignificant for each of the three months and nine months ended September 30, 2004 and were a gain of $3 and $6, respectively, for the three months and nine months ended September 30, 2003.

        In addition, the Company utilizes forward exchange contracts that qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and inventory purchases. Gains and losses on these instruments are deferred in other comprehensive income ("OCI") until the underlying transaction is recognized in earnings. The earnings impact is reported either in Net sales or Cost of products sold to match the underlying transaction being hedged. Net amounts on forward exchange contracts designated as cash flow hedges reclassified to earnings to match the gain or loss on the underlying transaction being hedged were insignificant and a gain of $1, respectively, for the three months and nine months ended September 30, 2004 and were a loss of $1 and $5, respectively, for the three months and nine months ended September 30, 2003. Hedge ineffectiveness had no impact on earnings for the three months and nine months ended September 30, 2004 and 2003. No forward exchange contract cash flow hedges were discontinued during the three months and nine months ended September 30, 2004 and 2003. The Company currently estimates that the net gains on foreign currency cash flow hedges included in OCI at September 30, 2004 that will be reclassified to earnings during the next twelve months is insignificant.

        Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of September 30, 2004, there were no such contracts outstanding. The mark-to-market gains or losses on qualifying hedges were included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affected earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized immediately in Cost of products sold. Net amounts on commodity swaps designated as cash flow hedges reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged were a loss of $1 for the three months ended September 30, 2003, and insignificant for each of the nine months ended September 30, 2004 and 2003. There were no gains or losses on commodity swaps designated as cash flow hedges reclassified to Cost of products sold in the three months ended September 30, 2004. Hedge ineffectiveness had no impact on earnings for the three months and nine months ended September 30, 2004 and 2003. No commodity swap cash flow hedges were discontinued in the three months and nine months ended September 30, 2004 or in the three months ended September 30, 2003, and net losses on commodity swap cash flow hedges that were discontinued in the nine months ended September 30, 2003 were insignificant. The Company had no gains or losses on commodity swaps included in OCI at September 30, 2004.

        In addition, the Company utilizes commodity swap and option arrangements to manage price volatility related to anticipated purchases of certain commodities, a portion of which exposes the Company to natural gas price risk. These

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)



derivatives are not designated as hedges for accounting purposes. The gains and losses on these instruments are recorded in current earnings. Net amounts included in earnings were insignificant in the nine months ended September 30, 2004 and were net losses of $1 and $2, respectively, in the three months and nine months ended September 30, 2003. There were no gains or losses on these commodity swap and options arrangements in the three months ended September 30, 2004.

        Interest Rate Risk Management: The Company selectively uses derivative instruments to manage its ratio of debt bearing fixed interest rates to debt bearing variable interest rates. On September 10, 2004, the Company terminated all of its outstanding interest rate swap agreements with a notional amount of $225 and the Company received proceeds of approximately $3. These interest rate swap agreements were designated as fair value hedges of underlying fixed-rate obligations. Gains deferred on these interest rate swap agreements of approximately $2 result in an increase in the carrying value of long-term debt and will be recognized as a reduction in Interest expense ratably over approximately 2 years, the remaining term of the underlying fixed rate obligations previously hedged. Subsequent to the termination, the Company entered into new interest rate swaps with a total notional amount of $100, which are designated as fair value hedges of underlying fixed-rate obligations and are outstanding at September 30, 2004. The valuation of these outstanding interest rate swap agreements at September 30, 2004, which required the recognition of a swap liability and a corresponding decrease in the carrying value of the long-term debt, was insignificant. The gains and losses on both the interest rate swaps and the hedged portion of the underlying debt are recorded in Interest expense. Hedge ineffectiveness had no impact on earnings for the three months and nine months ended September 30, 2004 and 2003.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 11 - Pension and Other Postretirement Benefits

        The following table provides the components of net periodic benefit cost and the amount of contributions for pensions:


                                                                           Pension Benefits
                                                      For the Three Months Ended       For the Nine Months Ended
                                                            September 30,                    September 30,
                                                    -------------------------------  -------------------------------
                                                         2004            2003             2004            2003
                                                    --------------- ---------------  --------------- ---------------
Net periodic benefit cost
   Service cost, including interest..............    $       3       $       3        $      10       $      10
   Interest on PBO...............................           13              13               39              39
   Return on plan assets.........................          (16)            (17)             (48)            (51)
   Amortization of unrecognized net loss.........            4               2               10               5
   Curtailment...................................            --              3               --               3
                                                    --------------- ---------------  --------------- ---------------
   Net periodic benefit cost.....................            4               4               11               6
   Defined contribution plan.....................            1               1                3               3
                                                    --------------- ---------------  --------------- ---------------
   Net periodic benefit cost.....................    $       5       $       5        $      14       $       9
                                                    =============== ===============  =============== ===============
Company pension trust contributions..............    $       3       $       1        $       9       $       5
                                                    =============== ===============  =============== ===============

       The Company expects to contribute approximately $12 to pension plan trusts during 2004.

       The following table provides the components of net periodic benefit cost and the amount of benefits paid for other postretirement benefits:


                                                                       Other Postretirement Benefits
                                                      For the Three Months Ended       For the Nine Months Ended
                                                             September 30,                   September 30,
                                                    -----------------------------    -------------------------------
                                                         2004            2003             2004           2003
                                                    -------------  ---------------   --------------- ---------------
 Net periodic benefit (income) cost
    Service cost, including interest.............    $      --       $      --        $      --       $      --
    Interest on PBO..............................            1               2                2               4
    Amortization of prior service credit.........           (2)             (1)              (5)             (2)
    Curtailment..................................           --              (1)              --              (1)
                                                    -------------   -------------    -------------   ---------------
    Net periodic benefit (income) cost...........    $      (1)      $      --        $      (3)      $       1
                                                    =============   =============    =============   ===============
 Other postretirement benefits paid..............    $       2       $       3        $       8       $       9
                                                    =============   =============    =============   ===============

        As a result of rising medical benefit costs and competitive business conditions, the Company announced in the first quarter of 2004 that, effective April 1, 2004, it planned to reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change reduced the Company's accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, the Company is recognizing this reduction ratably over approximately thirteen years through other postretirement employee benefit ("OPEB") net periodic benefit cost. Estimated OPEB net periodic benefit cost for the year ending December 31, 2004, after giving effect to this change, will be income of approximately $4 compared to a benefit cost of $2 for the year ended December 31, 2003. The Company estimates that cash payments for retiree medical and insurance benefits for the year ending December 31, 2004 will be approximately $9, compared to payments of $12 made for the year ended December 31, 2003, as the Company transitions to the subsidy plan. Cash payments for retiree medical and insurance benefits in subsequent years are estimated to be significantly less than in 2003.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 12 - Comprehensive Income (Loss)

       The following table sets forth the components of other comprehensive income (loss) and total comprehensive income (loss):

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          ----------------------------  ----------------------------
                                                              2004           2003           2004          2003
                                                          -------------  -------------  ------------- --------------
Net income (loss).......................................   $    28        $   (28)       $    11       $   (64)
Other comprehensive income (loss)
   Net gains (losses) on derivative financial
   instruments..........................................        --              1              1            (2)
   Currency translation adjustment......................        13              7              1            66
                                                          -------------  -------------  ------------- --------------
Total comprehensive income (loss).......................   $    41        $   (20)       $    13       $    --
                                                          =============  =============  ============= ==============

Note 13 - Commitments and Contingencies

       Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company's current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals Inc., a wholly-owned operating subsidiary of the Company ("Millennium Petrochemicals"), is one of a number of defendants in 125 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain current or former Company facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Of the cases filed against Millennium Petrochemicals, only three assert specific damage amounts other than asserting damages in excess of the statutory minimum. The three cases that do assert a specific amount of damages each assert a minimum of $200,000 exemplary damages. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company's agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. In addition to the cases referenced above, Millennium Petrochemicals is one of a number of defendants in 10 premises-based asbestos cases filed in Indiana relating to an alleged former company facility. These cases are not subject to the above-described Equistar indemnification obligation. Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company ("Millennium Inorganic Chemicals"), is one of a number of defendants in 100 premises-based asbestos cases filed since 2003 in Baltimore County, Maryland, all of which assert damages in excess of the statutory minimum. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. A defunct indirect Company subsidiary is among a number of defendants in 100 asbestos cases in Texas, where the alleged exposure was to persons on the premises of facilities where vessels formerly fabricated by this defunct subsidiary were situated. All of these cases assert unspecified monetary damages in excess of the statutory minimum.

       Together with other alleged past manufacturers of lead-based paint and lead pigments for use in paint, the Company, a current subsidiary, as well as alleged predecessor companies, have been named as defendants in various legal proceedings alleging that they and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and public nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various procedural stages or pre-trial, post-trial and post-dismissal appellate settings.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


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

       In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of two cases, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Because the Company's defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties' indemnification claims have not been ruled on by a court.

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

       The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (the "EPA") under a "one-hour" ozone standard. Emission reduction controls for nitrogen oxides ("NOx"), which contribute to ozone formation, must be installed at each of Equistar's six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 and $200. Equistar's cumulative capital expenditures through September 30, 2004 totaled $96. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds ("HRVOCs"). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, ("TCEQ"), plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an "eight-hour" ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


       Certain Company subsidiaries have been named as defendants, potentially responsible parties (the "PRPs"), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company's current or former subsidiaries or predecessors. The Company's estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 for several small sites and $17 for the Kalamazoo River Superfund Site in Michigan.

       A subsidiary of the Company was named as one of four PRPs at the Kalamazoo River Superfund Site. The site involves contamination of river sediments and floodplain soils with polychlorinated biphenyls. In October 2000, the Kalamazoo River Study Group (the "KRSG"), of which one of the Company's subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The cost for these remedial options ranged from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being either $0 or $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company previously paid 35% of costs related to studying and evaluating the environmental condition of the river. That percentage has now increased to 55%, again on an interim basis, in part reflecting the bankruptcy of one PRP and the consolidation (by acquisition) of two other PRPs. Guidance as to how the EPA will likely proceed with any further evaluation and remediation at the Kalamazoo site is not expected until 2005 at the earliest, as the agency has deferred cleanup planning to allow several interim measures to go forward. The EPA has initiated a process that will lead to a facilitation ("the Facilitation") beginning in the Fall of 2004 among the agency, the Company, another KRSG member, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees. The Facilitation participants have selected co-facilitators and determined the governing principles of the Facilitation. One of the goals of the Facilitation is to determine what additional investigation and data are needed to further develop cleanup options for downstream portions of the Kalamazoo River.

       Another interim measure initiated by the EPA is the development of a computer model that will be designed to identify polychlorinated biphenyls sources on the Kalamazoo River and determine how polychlorinated biphenyls move and where they are deposited in the river to assist in remedial planning. Some results, but not all, are expected by the end of 2005. At the point in time when the EPA announces how it intends to proceed, the Company's estimate of its liability at the Kalamazoo site will be re-evaluated. The Company's ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected by the EPA, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs. Recently, the EPA identified a number of private entities and municipalities and sent them formal requests for information regarding their possible connection with the Kalamazoo site. The EPA is in the process of evaluating the responses to the information requests and considering whether to send information requests to other parties.

       On January 16, 2002, Slidell Inc. ("Slidell") filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action, including a violation of the Uniform Trade Secret Act, arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages in excess of the statutory minimum. The Company believes it has substantial defenses to each of the causes of actions alleged and has filed a counterclaim against Slidell for recovery of money it has already paid for the equipment plus other direct damages arising out of Slidell's breach of its contractual obligations. The trial in this matter was expected to take place in the fourth quarter of 2004, but was recently postponed and is now tentatively set for trial on January 16, 2005.

       The Company believes that the reasonably probable and estimable range of potential liability for environmental and other legal contingencies, collectively, but which primarily relates to environmental remediation activities, is between $44 and $72 and has accrued $57 as of September 30, 2004. Expenses or benefits associated with these contingencies, including changes in estimated costs to resolve these contingencies, are included in the Company's S,D&A expense. Expenses resulting from changes in estimated liabilities for these contingencies for the three months and nine months ended September 30, 2004 were $2 and $8, respectively, and for the three months and nine months ended September 30, 2003 were insignificant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year. This accrual also reflects the fact that certain Company subsidiaries have contractual obligations to indemnify other parties against certain environmental and other liabilities. For example, the Company agreed as part of its spin-off from Hanson plc ("Hanson") to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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


                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      -----------------------------  -----------------------------
                                                           2004          2003            2004           2003
                                                      -------------- --------------  -------------- --------------
Net sales
   Titanium Dioxide and Related Products............. $     342      $    293         $ 1,038       $    874
   Acetyls...........................................       115           115             322            316
   Specialty Chemicals...............................        23            23              73             72
                                                      -------------- --------------  -------------- --------------
     Total........................................... $     480      $    431         $ 1,433       $  1,262
                                                      ============== ==============  ============== ==============

Operating income (loss)
   Titanium Dioxide and Related Products............. $      26      $      7         $    48       $     51
   Acetyls...........................................        19             6              30             18
   Specialty Chemicals...............................         1            (1)              5              3
   Other.............................................        (1)          (17)            (14)           (26)
                                                      -------------- --------------  -------------- --------------
     Total........................................... $      45      $     (5)        $    69       $     46
                                                      ============== ==============  ============== ==============

Depreciation and amortization
   Titanium Dioxide and Related Products............. $      20      $     24         $    58       $     69
   Acetyls...........................................         2             2               8              8
   Specialty Chemicals...............................         2             2               6              6
                                                      -------------- --------------  -------------- --------------
     Total........................................... $      24      $     28         $    72       $     83
                                                      ============== ==============  ============== ==============

Capital expenditures
   Titanium Dioxide and Related Products............. $      14      $      9         $    35       $     26
   Acetyls...........................................        --             1               2              1
   Specialty Chemicals...............................         1            --               1              2
                                                      -------------- --------------  -------------- --------------
     Total........................................... $      15      $     10         $    38       $     29
                                                      ============== ==============  ============== ==============


                                                      September 30,  December 31,
                                                           2004          2003
                                                      ------------- ---------------
Goodwill
   Titanium Dioxide and Related Products.............  $      56      $      56
   Acetyls...........................................         48             48
                                                      -------------- --------------
     Total...........................................  $     104      $     104
                                                      ============== ==============

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)

Note 15 - Information on Equistar

       The following is summarized financial information for Equistar:

                                                                          September 30,  December 31,
                                                                              2004          2003
                                                                          ------------- --------------
Current assets..........................................................   $  1,491      $   1,261
Noncurrent assets.......................................................      3,634          3,767
                                                                          ------------- --------------
   Total assets.........................................................   $  5,125      $   5,028
                                                                          ============= ==============

Current liabilities.....................................................   $    815      $     754
Noncurrent liabilities..................................................      2,692          2,673
Partners' capital.......................................................      1,618          1,601
                                                                          ------------- --------------
   Total liabilities and partners' capital..............................   $  5,125      $   5,028
                                                                          ============= ==============


                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                           ---------------------------- ----------------------------
                                                               2004          2003           2004          2003
                                                           ------------- -------------- ------------ ---------------
Net sales................................................   $  2,439       $  1,642      $  6,500      $  4,880
Operating income (loss)..................................        129             12           289           (60)
Net income (loss)........................................         72            (40)          120          (235)

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

       In August 2004, Equistar made cash distributions to its owners, totaling $100. The Company received $30 for its share of this cash distribution.

Note 16 - Supplemental Financial Information

       Millennium America is a holding company for all of the Company's operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4.00% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at September 30, 2004 and December 31, 2003, the Condensed Consolidating Statements of Operations for the three months and nine months ended September 30, 2004 and 2003, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, are provided for the Company as supplemental financial information to the Company's consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the "Non-Guarantor Subsidiaries"). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders' deficit of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 16 - Supplemental Financial Information - Continued

                                                                                                      Millennium
Condensed Consolidating                    Millennium     Millennium   Non-Guarantor                 Chemicals Inc.
Balance Sheets                            America Inc.  Chemicals Inc.  Subsidiaries  Eliminations  and Subsidiaries
                                          ------------  --------------  ------------  ------------  ----------------
September 30, 2004
------------------
               ASSETS
Inventories .........................      $    --       $    --         $   370      $    --         $   370
Other current assets ................          106            --             620           --             726
Property, plant and equipment, net ..           --            --             719           --             719
Investment in Equistar ..............           --            --             475           --             475
Investment in subsidiaries ..........          364           132              --         (496)             --
Other assets ........................            8             3              31           --              42
Goodwill ............................           --            --             104           --             104
Due from parent and affiliates, net..          645            --              --         (645)             --
                                           -------       -------         -------      -------         -------
   Total assets .....................      $ 1,123       $   135         $ 2,319      $(1,141)        $ 2,436
                                           =======       =======         =======      =======         =======
    LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY
Current maturities of long-term debt       $    --       $    --         $     6      $    --         $     6
Other current liabilities ...........           33             2             401           --             436
Long-term debt ......................        1,238           150              13           --           1,401
Deferred income taxes ...............           --            --             276           --             276
Other liabilities ...................           --            --             314           --             314
Due to parent and affiliates, net ...           --            10             635         (645)             --
                                           -------       -------         -------      -------         -------
   Total liabilities ................        1,271           162           1,645         (645)          2,433
Minority interest ...................           --            --              30           --              30
Shareholders' (deficit) equity ......         (148)          (27)            644         (496)            (27)
                                           -------       -------         -------      -------         -------
   Total liabilities and
     shareholders' (deficit) equity..      $ 1,123       $   135         $ 2,319      $(1,141)        $ 2,436
                                           =======       =======         =======      =======         =======
December 31, 2003
-----------------
               ASSETS
Inventories .........................      $    --       $    --         $   457      $    --         $   457
Other current assets ................           24             1             526           --             551
Property, plant and equipment, net ..           --            --             766           --             766
Investment in Equistar ..............           --            --             469           --             469
Investment in subsidiaries ..........          369            95              --         (464)             --
Other assets ........................           12             3              36           --              51
Goodwill ............................           --            --             104           --             104
Due from parent and affiliates, net .          733            --              --         (733)             --
                                           -------       -------         -------      -------         -------
   Total assets .....................      $ 1,138       $    99         $ 2,358      $(1,197)        $ 2,398
                                           =======       =======         =======      =======         =======
    LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY
Current maturities of long-term debt       $    --       $    --         $     6      $    --         $     6
Other current liabilities ...........            9             1             355           --             365
Long-term debt ......................        1,295           150              16           --           1,461
Deferred income taxes ...............           --            --             272           --             272
Other liabilities ...................           --            --             325           --             325
Due to parent and affiliates, net ...           --             6             727         (733)             --
                                           -------       -------         -------      -------         -------
   Total liabilities ................        1,304           157           1,701         (733)          2,429
Minority interest ...................           --            --              27           --              27
Shareholders' (deficit) equity ......         (166)          (58)            630         (464)            (58)
                                           -------       -------         -------      -------         -------
   Total liabilities and
     shareholders' (deficit) equity .      $ 1,138       $    99         $ 2,358      $(1,197)        $ 2,398
                                           =======       =======         =======      =======         =======


                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 16 - Supplemental Financial Information - Continued

                                                                                                 Millennium
Condensed Consolidating              Millennium     Millennium    Non-Guarantor                 Chemicals Inc.
Statements of Operations            America Inc.  Chemicals Inc.  Subsidiaries  Eliminations  and Subsidiaries
                                    ------------  --------------  ------------  ------------  ----------------
Three Months Ended
September 30, 2004
------------------
Net sales ....................          $  --         $  --         $ 480         $  --           $ 480
Cost of products sold ........             --            --           373            --             373
Depreciation and amortization              --            --            24            --              24
Selling, development and
   administrative expense ....             --            --            33            --              33
Asset impairment charges .....             --            --             3            --               3
Combination costs ............             --            --             1            --               1
Reorganization and office
   closure costs .............             --            --             1            --               1
                                        -----         -----         -----         -----           -----
   Operating income ..........             --            --            45            --              45
Interest (expense) income, net            (23)           (2)            1            --             (24)
Intercompany interest income
   (expense), net ............             25            --           (25)           --              --
Earnings on Equistar
   investment ................             --            --            22            --              22
Equity in earnings  of
   subsidiaries ..............             20            26            --           (46)             --
Other expense, net ...........             --            --            (1)           --              (1)
Provision for (benefit from)
   income taxes ..............             (1)            4           (17)           --             (14)
                                        -----         -----         -----         -----           -----
   Net income ................          $  21         $  28         $  25         $ (46)          $  28
                                        =====         =====         =====         =====           =====

Three Months Ended
September 30, 2003
------------------
Net sales ....................          $  --         $  --         $ 431         $  --           $ 431
Cost of products sold ........             --            --           362            --             362
Depreciation and amortization              --            --            28            --              28
Selling, development and
   administrative expense ....             --             1            30            --              31
Reorganization and office
   closure costs .............             --            --            15            --              15
                                        -----         -----         -----         -----           -----
   Operating loss ............             --            (1)           (4)           --              (5)
Interest (expense) income,
   net .......................            (24)           --             1            --             (23)
Intercompany interest income
   (expense), net ............             25            --           (25)           --              --
Loss on Equistar investment ..             --            --           (12)           --             (12)
Equity in loss of subsidiaries            (10)          (28)           --            38              --
Other income, net ............             --            --             1            --               1
Benefit from income taxes ....             --             1            10            --              11
                                        -----         -----         -----         -----           -----
   Net loss ..................          $  (9)        $ (28)        $ (29)        $  38           $ (28)
                                        =====         =====         =====         =====           =====

                            MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 16 - Supplemental Financial Information - Continued

                                                                                                 Millennium
Condensed Consolidating              Millennium     Millennium    Non-Guarantor                 Chemicals Inc.
Statements of Operations            America Inc.  Chemicals Inc.  Subsidiaries  Eliminations  and Subsidiaries
                                    ------------  --------------  ------------  ------------  ----------------
Nine Months Ended
September 30, 2004
------------------
Net sales ...................          $   --        $    --        $ 1,433       $    --         $ 1,433
Cost of products sold .......              --             --          1,174            --           1,174
Depreciation and amortization              --             --             72            --              72
Selling, development and
   administrative expense ...               1             --             98            --              99
Asset impairment charges ....              --             --             11            --              11
Combination costs ...........              --             --              5            --               5
Reorganization and office
   closure costs ............              --             --              3            --               3
                                       ------        -------        -------       -------         -------
   Operating (loss) income ..              (1)            --             70            --              69
Interest (expense) income,
   net ......................             (70)            (5)             2            --             (73)
Intercompany interest income
   (expense), net ...........              76             (1)           (75)           --              --
Earnings on Equistar
   investment ...............              --             --             36            --              36
Equity in earnings of
   subsidiaries .............              --             12             --           (12)             --
Other expense, net ..........              --             --             (6)           --              (6)
(Provision for) benefit from
   income taxes .............              (2)             5            (18)           --             (15)
                                       ------        -------        -------       -------         -------
   Net income ...............          $    3        $    11        $     9       $   (12)        $    11
                                       ======        =======        =======       =======         =======


Nine Months Ended
September 30, 2003
------------------
Net sales ...................          $   --        $    --        $ 1,262       $    --         $ 1,262
Cost of products sold .......              --             --          1,019            --           1,019
Depreciation and amortization              --             --             83            --              83
Selling, development and
   administrative expense ...              --              1             97            --              98
Reorganization and office
   closure costs ............              --             --             16            --              16
                                       ------        -------        -------       -------         -------
   Operating (loss) income ..              --             (1)            47            --              46
Interest (expense) income,
   net ......................             (69)            --              1            --             (68)
Intercompany interest income
   (expense), net ...........              73             (2)           (71)           --              --
Loss on Equistar investment .              --             --            (69)           --             (69)
Equity in loss of
   subsidiaries .............             (70)           (61)            --           131              --
Other expense, net ..........              --             --             (4)           --              (4)
(Provision for) benefit from
   income taxes .............              (1)             1             32            --              32
Cumulative effect of
   accounting change ........               1             (1)            (1)           --              (1)
                                       ------        -------        -------       -------         -------
   Net loss .................          $  (66)       $   (64)       $   (65)      $   131         $   (64)
                                       ======        =======        =======       =======         =======

                           MILLENNIUM CHEMICALS INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
             (Dollars in millions, except share and per share data)


Note 16 - Supplemental Financial Information - Continued


                                                                                                              Millennium
Condensed Consolidating                    Millennium       Millennium      Non-Guarantor                   Chemicals Inc.
Statements of Cash Flows                  America Inc.    Chemicals Inc.    Subsidiaries   Eliminations    and Subsidiaries
                                         ---------------  ---------------- --------------- --------------  ----------------

Nine Months Ended
September 30, 2004
------------------
Cash flows from operating activities..       $  27              $  1              $116             $ --            $ 144
                                             -----              ----              ----             ----            -----
Cash flows from investing activities:
   Capital expenditures...............          --                --               (38)              --              (38)
   Distribution from Equistar.........          --                --                30               --               30
   Proceeds from sale of property,
     plant and equipment..............          --                --                 1               --                1
                                             -----              ----              ----             ----            -----
   Cash used in investing activities..          --                --                (7)              --               (7)
                                             -----              ----              ----             ----            -----
Cash flows from financing activities:
   Proceeds from long-term debt, net
     of financing costs...............          27                --                 1               --               28
   Repayment of long-term debt........         (79)               --                (4)              --              (83)
   Intercompany.......................         108               (16)              (92)              --               --
   Proceeds from exercise of stock
     options..........................          --                15                --               --               15
                                             -----              ----              ----             ----            -----
   Cash provided by (used in)
     financing activities.............          56                (1)              (95)              --              (40)
                                             -----              ----              ----             ----            -----
Effect of exchange rate changes on
   cash...............................          --                --                 7               --                7
                                             -----              ----              ----             ----            -----
Increase in cash and cash equivalents.          83                --                21               --              104
Cash and cash equivalents at
  beginning of year...................          20                --               189               --              209
                                             -----              ----              ----             ----            -----
Cash and cash equivalents at end of
   period.............................       $ 103              $ --              $210             $ --            $ 313
                                             =====              ====              ====             ====            =====

Nine Months Ended
September 30, 2003
------------------
Cash flows from operating activities..       $  21              $ (2)             $(68)            $ --            $ (49)
                                             -----              ----              ----             ----            -----
Cash flows from investing activities:
   Capital expenditures...............          --                --               (29)              --              (29)
                                             -----              ----              ----             ----            -----
   Cash used in investing activities..          --                --               (29)              --              (29)
                                             -----              ----              ----             ----            -----
Cash flows from financing activities:
   Dividends to shareholders..........          --               (17)               --               --              (17)
   Proceeds from long-term debt, net
     of financing costs...............         354                --                 2               --              356
   Repayment of long-term debt........        (212)               --                (8)              --             (220)
   Intercompany.......................        (163)               19               144               --               --
   Decrease in notes payable and
     other financing liabilities......          --                --               (17)              --              (17)
                                             -----              ----              ----             ----            -----
   Cash (used in) provided by
     financing activities.............         (21)                2               121               --              102
                                             -----              ----              ----             ----            -----
Effect of exchange rate changes on
   cash...............................          --                --                 9               --                9
                                             -----              ----              ----             ----            -----
Increase in cash and cash equivalents.          --                --                33               --               33
Cash and cash equivalents at
  beginning of year...................           6                --               119               --              125
                                             -----              ----              ----             ----            -----
Cash and cash equivalents at end of
   period.............................       $   6              $ --              $152             $ --            $ 158
                                             =====              ====              ====             ====            =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Millennium Chemicals Inc. (the "Company") restated its Consolidated Balance Sheet and Statement of Shareholders' Equity at December 31, 2003 to correct errors in the computation of its deferred income taxes relating to its Equistar investment. This restatement decreased the Company's liability for deferred income taxes at December 31, 2003 and decreased Shareholders' deficit by $15 million. The Company's December 31, 2003 restated financial statements are included in Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 9, 2004.

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

       The proposed transaction is subject to approval by both companies' shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company's and Lyondell's respective bank credit agreements and Lyondell's accounts receivable sales facility to permit the transaction. The Company and Lyondell will each hold special meetings of shareholders on November 30, 2004 to consider and vote on the proposed transaction. The transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company's Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company's preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called "Lyondell Chemical Company" and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell's current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell's Chairman of the Board of Directors, will each continue in their respective roles. Two independent members of the Company's current Board of Directors, Worley H. Clark, Jr. and David J.P. Meachin, will join the Lyondell Board of Directors, effective at the time of the closing.

       The Company's shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company's Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company's shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The shares of Lyondell common stock received in exchange for Company stock will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The proposed transaction is scheduled to close after the close of business on November 30, 2004, after the record date of Lyondell's regular fourth quarter dividend, and therefore the Company's shareholders will not receive this dividend. As of October 1, 2004, the Company's 4.00% convertible senior debentures (the "4.00% Convertible Senior Debentures") are convertible at a conversion price of approximately $13.63 per share of the Company's Common Stock. If any of the 4.00% Convertible Senior Debentures are converted prior to the consummation of the proposed transaction, the shares of Company Common Stock received upon conversion of such debentures will be exchanged for Lyondell common stock according to the ratio set forth above. If not exchanged prior to the closing of the proposed transaction, the 4.00% Convertible Senior Debentures will be convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

       In connection with the proposed transaction, Lyondell filed with the Securities and Exchange Commission, on September 30, 2004, an amendment to its registration statement on Form S-4 (as amended, the "Form S-4"), which was declared effective October 1, 2004. The definitive joint proxy statement/prospectus was filed with the Securities and Exchange Commission on October 15, 2004 and mailed to holders of Lyondell's and the Company's common stock on or about October 25, 2004. Investors and security holders are urged to read that document and any other relevant documents filed or that will be filed with the Securities and Exchange Commission, because they contain, or will contain, important information to an investor. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at the Securities and Exchange Commission web site at www.sec.gov. The definitive joint proxy statement/prospectus and the other documents filed by the Company may be obtained free from the Company by calling the Company's Investor Relations Department at (410) 229-8113. The definitive joint proxy statement/prospectus and the other documents filed by Lyondell may be obtained free from Lyondell by calling Lyondell's Investor Relations Department at (713) 309-4590.

       The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell's and the Company's executive officers and directors is available in the definitive proxy statement, dated October 2004, filed with the Securities and Exchange Commission by Lyondell and the Company and in the Form S-4, and additional information regarding the Company's directors and executive officers is available in Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, are contained in the definitive joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission, as they become available.

       For the three months and nine months ended September 30, 2004, the Company incurred approximately $1 million and $5 million, respectively, of professional services costs in connection with the proposed combination, which are included in Combination costs in the accompanying unaudited Consolidated Statements of Operations.

                 Cost Reduction Program; Suspension of Dividend

       On July 21, 2003, the Company announced that it would implement a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company's employees worldwide. The Company closed its executive offices in Red Bank, New Jersey, effective September 1, 2003, and relocated its headquarters to Hunt Valley, Maryland, where the Company had existing administrative offices. In addition, the Company announced the suspension of payment of dividends on its Common Stock. Given the volatile industry in which it operates, the Company initiated these actions to reduce expenses and strengthen its balance sheet.

       The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded cumulative charges related to the program of $21 million (including $1 million and $3 million, respectively, for the three months and nine months ended September 30, 2004), of which $20 million was for severance-related costs and $1 million was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement ("Red Bank Office lease costs"). Cumulative cash payments of $24 million for the implementation of this program, of which $23 million were for severance-related costs and $1 million was for Red Bank Office lease costs, were made through September 30, 2004, including $1 million and $10 million in the three months and nine months ended September 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3 million, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. The cumulative charges of $21 million associated with the cost reduction program are less than the cumulative cash payments of $24 million because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

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

       The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendments No. 1 through 4 on Form 10-K/A filed with the Securities and Exchange Commission ("Annual Report on Form 10-K").

Results of Consolidated Operations


                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                              -----------    ------------   ------------   ------------
                                                                           (Millions, except share data)
Net sales..................................................     $  480         $  431         $1,433         $1,262
Operating income (loss)....................................         45             (5)            69             46
Earnings (loss) on Equistar investment.....................         22            (12)            36            (69)
Income (loss) before income taxes, minority interest and
  cumulative effect of accounting change...................         44            (38)            31            (90)
Income (loss) before cumulative effect of accounting change         28            (28)            11            (63)
Net income (loss)..........................................         28            (28)            11            (64)
Basic income (loss) per share:
  Before cumulative effect of accounting change............       0.43          (0.44)          0.17          (0.98)
  After cumulative effect of accounting change.............       0.43          (0.44)          0.17          (1.00)
Diluted income (loss) per share:...........................
  Before cumulative effect of accounting change............       0.38          (0.44)          0.17          (0.98)
  After cumulative effect of accounting change.............       0.38          (0.44)          0.17          (1.00)


Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       The Company reported net income of $28 million or $0.43 per share for the three months ended September 30, 2004 and a net loss of $28 million or $0.44 per share for the corresponding period in 2003. The Company's income before income taxes, minority interest and cumulative effect of accounting change ("pre-tax income") increased $82 million in the third quarter of 2004 compared to the corresponding period in 2003, primarily due to a $50 million increase in operating income and a $34 million improvement in earnings (loss) from the Company's investment in Equistar, partially offset by a $1 million increase in net interest expense and a $1 million decrease in other income, net.

       The Company's operating income for the third quarter of 2004 of $45 million increased by $50 million, from an operating loss of $5 million in the third quarter of 2003, due to increases in operating income of $19 million in the Titanium Dioxide and Related Products business segment, $13 million in the Acetyls business segment and $2 million in the Specialty Chemicals business segment, and a $16 million decrease in Other operating loss not identified with the three business segments. Other operating loss not identified with the three business segments for the third quarter of 2003 included $15 million of reorganization and office closure costs compared to $1 million for the third quarter of 2004 (see "Cost Reduction Program; Suspension of Dividend" above).

       Net sales of $480 million in the third quarter of 2004 increased by $49 million, or 11%, from the same period in the prior year. The increase was primarily due to higher sales volumes and the favorable effect of foreign currency strength against the U.S. dollar in the Titanium Dioxide and Related Products business segment and higher average selling prices in the Acetyls business segment.

       Manufacturing and other costs of sales were generally lower in the third quarter of 2004 compared to the corresponding quarter of the prior year. Manufacturing and other costs of sales in the Titanium Dioxide and Related Products business segment were lower in the third quarter of 2004 primarily due to higher fixed cost absorption as a result of higher production volume and lower raw material and utility costs, partially offset by the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into U.S. dollars. Manufacturing and other costs of sales in the Acetyls business segment were higher in the third quarter of 2004 primarily due to higher feedstock costs.

       S,D&A expense of $33 million in the third quarter of 2004 increased by $2 million from the third quarter of 2003.

       Asset impairment charges in the third quarter of 2004 of $3 million primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France titanium dioxide ("TiO[u]2") manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Because the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

       Combination costs in the third quarter of 2004 of $1 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above).

       The Company reported pre-tax earnings from its investment in Equistar of $22 million for the three months ended September 30, 2004, an improvement of $34 million compared to the pre-tax loss of $12 million for the three months ended September 30, 2003. The increase in Equistar's results for the third quarter of 2004 is primarily due to higher selling prices and margins and to higher sales volume compared to the same period of 2003. The higher selling prices in the third quarter of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the third quarter of 2003. The higher raw material and energy costs during the third quarter of 2004 reflected the effect of 45% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume for the third quarter of 2004 increased by 6% compared to the same period of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       The Company reported net income of $11 million, or $0.17 per share, for the nine months ended September 30, 2004 and a net loss of $64 million, or $1.00 per share, for the corresponding period in 2003. The Company's pre-tax income increased $121 million in the first nine months of 2004 compared to the corresponding period in 2003, primarily due to a $105 million improvement in earnings (loss) from the Company's investment in Equistar and a $23 million increase in operating income, partially offset by a $5 million increase in net interest expense and a $2 million increase in other expense, net. The net loss for the first nine months of 2003 included $1 million, or $0.02 per share, for the cumulative effect of an accounting change as a result of the Company's adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (see
Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report).

       The Company's operating income for the nine months ended September 30, 2004 of $69 million increased by $23 million, from $46 million in the same period of 2003, due to an increase in operating income in the Acetyls and Specialty Chemicals business segments of $12 million and $2 million, respectively, and a $12 million decrease in Other operating loss not identified with the three business segments, partially offset by a decrease in operating income of $3 million in the Titanium Dioxide and Related Products business segment. Other operating loss not identified with the three business segments for the nine months ended September 30, 2003 included $16 million of reorganization and office closure costs compared to $3 million for the corresponding period of 2004 (see "Cost Reduction Program; Suspension of Dividend" above).

       Net sales of $1,433 million in the nine months ended September 30, 2004 increased by $171 million, or 14%, from the same period in the prior year. The increase was primarily due to higher sales volume and the favorable effect of foreign currency strength against the U.S. dollar in the Titanium Dioxide and Related Products business segment and higher average selling prices in the Acetyls business segment.

       Manufacturing and other costs of sales were higher in the nine months ended September 30, 2004 compared to the corresponding nine month period in 2003. Manufacturing and other costs of sales in the Titanium Dioxide and Related Products business segment were higher in the first nine months of 2004 as a result of the unfavorable effect of translating local currency manufacturing costs into a weaker U.S. dollar, partially offset by higher fixed cost absorption due to higher production volume and lower raw material costs. Manufacturing and other costs of sales in the Acetyls business segment were higher in the nine months ended September 30, 2004 primarily due to higher feedstock costs.

       S,D&A expense for the nine months ended September 30, 2004 increased by $1 million, or 1%, compared to the nine months ended September 30, 2003.

       Asset impairment charges in the nine months ended September 30, 2004 of $11 million primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France TiO[u]2 manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the nine months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Because the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

       Combination costs in the nine months ended September 30, 2004 of $5 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above).

       The Company reported pre-tax earnings from its investment in Equistar of $36 million for the nine months ended September 30, 2004, an improvement of $105 million compared to the pre-tax loss of $69 million for the nine months ended September 30, 2003. The loss in the first nine months of 2003 included the Company's share of refinancing costs of $6 million and a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar's results for the first nine months of 2004 compared to the same period of 2003 is primarily due to higher selling prices and margins and to higher sales volume. The higher selling prices in the first nine months of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the corresponding period of 2003. The higher raw material and energy costs during the first nine months of 2004 reflected the effect of 26% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume increased 11% compared to the corresponding period of 2003.

Outlook for 2004

       Operating income for the fourth quarter of 2004 in the Titanium Dioxide and Related Products business segment is expected to be seasonally lower than the third quarter of 2004 as the Company expects seasonally lower demand partially offset by improved pricing. In October of 2004, the average selling price in U.S. dollar terms increased approximately 5% compared to the average U.S. dollar selling price in the third quarter of 2004. TiO[u]2 plant operating rates are expected to be lower than the third quarter of 2004 due to scheduled plant maintenance activities.

       Sales volume in the fourth quarter of 2004 for the Acetyls business segment is expected to be similar to the third quarter of 2004. However, fourth quarter results are difficult to forecast due to high and volatile natural gas prices, which impact both selling prices and cost of goods sold.

       Operating income in the fourth quarter of 2004 for the Specialty Chemicals business segment is expected to be similar to the third quarter of 2004 as business conditions are expected to remain stable.

       Industry conditions have continued to strengthen through October 2004. Product price increase initiatives are underway for almost all Equistar's products in response to both the strong supply/demand fundamentals and the high level of and volatility in crude oil and natural gas prices. Solid global sales volume growth has tightened industry supply/demand conditions, which, in turn, has led to modest margin improvement despite significant increases in raw material costs. Subject to the uncertainties of any significant economic slowdown or global disruption, these industry conditions and resulting improving cyclical trends are expected to continue. While there is significant uncertainty related to the potential near-term earnings impacts of raw material price volatility and seasonality, positive longer-term trends appear to be well established.

                                Segment Analysis

Titanium Dioxide and Related Products

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             ----------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                             --------------  ------------   ------------   ------------
                                                                                    (Millions)
Net sales..................................................      $342           $293         $1,038           $874
Operating income...........................................        26              7             48             51

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       Operating income in the Titanium Dioxide and Related Products business segment for the third quarter of 2004 was $26 million, an increase of $19 million, compared to the corresponding quarter of 2003, primarily due to the favorable effects of lower manufacturing and other costs of sales ($13 million), higher average selling prices ($8 million), and higher sales volume ($5 million), partially offset by higher S,D&A expense ($4 million). Additionally, operating income for the third quarter of 2004 included asset impairment charges of $3 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Because the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the three months ended September 30, 2004.

       Sales revenue in the third quarter of 2004 of $342 million increased by $49 million, or 17%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into U.S. dollars. TiO[u]2 sales volume in the third quarter of 2004 was 15% higher than the prior year quarter. Overall, the Company estimates that the global TiO[u]2 market demand increased approximately 9% to 11% compared to the third quarter of the prior year due to improved global economic conditions. The Company's average TiO[u]2 selling price for the third quarter of 2004 in local currencies was 1% lower than the third quarter of 2003, and in U.S. dollar terms was 2% higher compared to the third quarter of 2003.

       Manufacturing and other costs of sales in the third quarter of 2004 were lower than the same quarter of 2003 as a result of higher fixed cost absorption due to higher production volume and lower raw material and utility costs, partially offset by the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into U.S. dollars. The overall operating rate of the Company's TiO[u]2 plants was 99% in the third quarter of 2004, compared to 84% in the same period of 2003. The higher operating rate was primarily the result of improved reliability and stronger market demand for TiO[u]2 products. The operating rate for the third quarter of 2004 was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in the prior year quarter.

       S,D&A expense in the third quarter of 2004 increased by $4 million, or 15%, compared to the same period of 2003, primarily due to higher employee-related costs and professional services fees.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       Operating income in the Titanium Dioxide and Related Products business segment for the nine months ended September 30, 2004 was $48 million, a decrease of $3 million, or 6%, compared to the corresponding period of 2003 as a result of the unfavorable effect of higher manufacturing and other costs of sales ($12 million), asset impairment charges ($11 million), higher S,D&A expense ($4 million) and lower average selling prices ($1 million), partially offset by higher sales volume ($25 million). Operating income for the first nine months of 2004 included asset impairment charges of $11 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company's Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the nine months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Because the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the nine months ended September 30, 2004.

       Sales revenue for the nine months ended September 30, 2004 of $1,038 million increased by $164 million, or 19%, compared to the nine months ended September 30, 2003 primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into U.S. dollars. TiO[u]2 sales volume in the first nine months of 2004 was 19% higher than in the first nine months of 2003, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO[u]2 market demand increased approximately 8% to 10% compared to the first nine months of the prior year due to improved global economic conditions. The Company's average TiO[u]2 selling price for the first nine months of 2004 in local currencies was 5% lower than the same period of 2003, and was 1% lower than the first nine months of 2003 in U.S. dollar terms.

       Manufacturing and other costs of sales in the nine months ended September 30, 2004 were higher than in the corresponding period of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into U.S. dollars, partially offset by higher fixed cost absorption due to higher production volume and lower raw material costs. The overall operating rate of the Company's TiO[u]2 plants was 95% in the first nine months of 2004 compared to 89% during the corresponding period of 2003. Beginning in the second quarter of 2004, the operating rate was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in 2003.

       S,D&A expense increased in the nine months ended September 30, 2004 by $4 million, or 6%, compared to the nine months ended September 30, 2003, primarily due to higher employee-related costs and professional services fees.

Acetyls

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                  2004          2003           2004           2003
                                                              -------------  ------------   ------------   ------------
                                                                                     (Millions)
Net sales..................................................       $115          $115           $322           $316
Operating income...........................................         19             6             30             18

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       Operating income in the Acetyls business segment of $19 million for the three months ended September 30, 2004 increased by $13 million, compared to operating income of $6 million for the three months ended September 30, 2003, primarily due to higher average selling prices ($15 million), partially offset by higher manufacturing and other costs of sales ($2 million).

       Net sales were $115 million in each of the third quarter of 2004 and 2003. The aggregate weighted-average selling price in U.S. dollars for VAM and acetic acid in the third quarter of 2004 increased 17% compared to the third quarter of 2003. Aggregate sales volume for VAM and acetic acid for the third quarter of 2004 was 15% lower than the corresponding period in 2003.

       Manufacturing and other costs of sales for VAM and acetic acid in the third quarter of 2004 were higher than the third quarter of 2003, primarily due to higher feedstock costs.

       S,D&A expense in the third quarter of 2004 was similar to S,D&A expense in the same period of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       Operating income in the Acetyls business segment of $30 million for the nine months ended September 30, 2004 increased by $12 million, or 67%, compared to operating income of $18 million in the nine months ended September 30, 2003 as a result of higher average selling prices ($19 million), partially offset by lower sales volume ($1 million), higher manufacturing and other costs of sales ($5 million) and higher S,D&A expense ($1 million).

       Net sales in the nine months ended September 30, 2004 of $322 million increased $6 million, or 2%, compared to net sales of $316 million in the nine months ended September 30, 2003. The aggregate weighted-average selling price in U.S. dollars for VAM and acetic acid increased 7% compared to the corresponding period in 2003. Aggregate sales volume for VAM and acetic acid in the nine months ended September 30, 2004 was 2% lower than in the nine months ended September 30, 2003.

       Manufacturing and other costs of sales for VAM and acetic acid in the nine months ended September 30, 2004 were higher primarily due to higher feedstock costs.

       S,D&A expense increased by $1 million in the nine months ended September 30, 2004 compared to the same period of 2003.

Specialty Chemicals

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                              ------------   ------------   ------------   ------------
                                                                                     (Millions)
Net sales..................................................      $23            $23            $73            $72
Operating income...........................................        1             (1)             5              3

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       Operating income in the Specialty Chemicals business segment for the three months ended September 30, 2004 was $1 million, an increase of $2 million, compared to an operating loss of $1 million for the three months ended September 30, 2003. Higher average selling prices and lower S,D&A expense in the third quarter of 2004 were partially offset by higher manufacturing and other costs of sales.

       Net sales for the three months ended September 30, 2004 of $23 million were similar to net sales for the three months ended September 30, 2003. Sales volume in the third quarter of 2004 was 8% lower than the third quarter of 2003 as sales volume decreased across several product lines. However, the weighted average selling price for Specialty Chemicals products increased by 10% from the third quarter of 2003. Despite greater competitive pricing pressure in the third quarter of 2004 compared to the same period of 2003, proportionally higher sales volume in higher-priced product lines contributed to the increase in average selling prices.

       Manufacturing and other costs of sales in the third quarter of 2004 were higher than the third quarter of 2003, primarily due to lower fixed cost absorption due to lower production volumes caused by decreased plant reliability and preparation against hurricanes, resulting in unplanned down time and higher maintenance costs. However, the use of a higher-cost alternative raw material due to the short supply of crude sulfate turpentine ("CST") in the third quarter of 2003 did not recur in the third quarter of 2004.

       S,D&A expense for the three months ended September 30, 2004 was $1 million lower than the same period of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       Operating income in the Specialty Chemicals business segment of $5 million for the nine months ended September 30, 2004 increased by $2 million, or 67%, compared to operating income of $3 million for the nine months ended September 30, 2003. Higher average selling prices and lower S,D&A expense in the nine months ended September 30, 2004 were partially offset by higher manufacturing and other costs of sales.

       Net sales for the nine months ended September 30, 2004 of $73 million increased by $1 million, or 1%, compared to the nine months ended September 30, 2003. Sales volume in the nine months ended September 30, 2004 decreased by 2% compared to the same period of 2003. However, the weighted average selling price for Specialty Chemicals products increased by 4% from the nine months ended September 30, 2003. Despite greater competitive pricing pressure during the nine months ended September 30, 2004 compared to the same period of 2003, proportionally higher sales volume in higher-priced product lines contributed to the increase in average selling prices.

       Manufacturing and other costs of sales in the nine months ended September 30, 2004 were higher than the nine months ended September 30, 2003 primarily due to the higher average cost of CST, overall energy costs and lower fixed cost absorption due to lower production volumes caused by decreased plant reliability and preparation against hurricanes resulting in unplanned down time and higher maintenance costs.

       S,D&A expense for the nine months ended September 30, 2004 was $2 million lower than the same period of 2003.

Other

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                              ------------   ------------   ------------   ------------
                                                                                     (Millions)
Operating loss.............................................      $(1)          $(17)          $(14)          $(26)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       Operating loss not identified with the three separate business segments for the three months ended September 30, 2004 was $16 million lower than the three months ended September 30, 2003 primarily due to lower reorganization and office closure charges of $14 million associated with the Company's cost reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above) and a net reduction of $2 million in other expenses not allocated to the separate business segments.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       Operating loss not identified with the three separate business segments for the nine months ended September 30, 2004 was $12 million lower than the nine months ended September 30, 2003 primarily due to lower reorganization and office closure charges of $13 million associated with the Company's cost reduction program announced in July 2003 (see "Cost Reduction Program; Suspension of Dividend" above). Additionally, the nine months ended September 30, 2004 included expenses of $8 million resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses and $5 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see "Agreement for a Stock-for-Stock Business Combination" above). These additional expenses were substantially offset by a net reduction of $12 million in other expenses not allocated to the separate business segments largely due to the elimination of costs through the Company's cost reduction programs since 2003.

Equistar

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                              ------------   ------------   ------------   ------------
                                                                                     (Millions)
Income (loss), as reported by Equistar.....................       $72           $(40)          $120          $(235)
                                                              ===========    ============   ============   ============
Earnings (loss) on Equistar investment, as reported by the
   Company.................................................       $22           $(12)          $ 36          $ (69)
                                                              ===========    ============   ============   ============

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

       The Company reported pre-tax earnings from its investment in Equistar of $22 million for the three months ended September 30, 2004, an improvement of $34 million compared to a pre-tax loss of $12 million for the three months ended September 30, 2003.

       Equistar reported net income of $72 million in the third quarter of 2004 compared to a net loss of $40 million in the third quarter of the prior year. Net loss for the quarter ended September 30, 2003 included an $11 million charge for the write-off of a polymer research and development facility. The improvement in Equistar's results for the third quarter of 2004 compared to the corresponding period in the prior year is primarily due to higher selling prices and margins, and to higher sales volume compared to the same period of 2003. The higher selling prices in the third quarter of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the third quarter of 2003. The higher raw material and energy costs during the third quarter of 2004 reflected the effect of 45% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume for the third quarter of 2004 increased by 6% compared to the same period of 2003.

       Equistar's Petrochemicals segment reported operating income of $132 million for the third quarter of 2004, an increase of $66 million compared to operating income of $66 million in the third quarter of 2003. The increase in operating income was primarily due to higher product margins and higher sales volume as a result of improved supply/demand fundamentals in the third quarter of 2004 compared to the third quarter of the prior year. The effect of selling price increases in response to higher raw material and energy costs were generally more favorable in the third quarter of 2004 than in the third quarter of 2003, resulting in higher average product margins in the third quarter of 2004. Revenues for Equistar's Petrochemicals segment increased 53% in the third quarter of 2004 compared to the corresponding period in the prior year due to higher average selling prices and a 13% increase in sales volume. Average benchmark ethylene, propylene and benzene sales prices increased 20%, 59% and 158%, respectively, in the third quarter of 2004 compared to the third quarter of 2003. Cost of sales increased 51% as a result of the higher cost of raw materials and higher sales volume. The cost of liquid raw materials was affected by 45% higher average benchmark crude oil costs in the third quarter of 2004 compared to the corresponding period of 2003.

       Equistar's Polymers segment reported operating income of $32 million for the third quarter of 2004 compared to an operating loss of $19 million in the third quarter of 2003. The $51 million improvement in operating results in the third quarter of 2004 was primarily due to higher product margins and higher sales volume. The third quarter 2003 included an $11 million charge for the write-off of a polymer research and development facility. Revenues in Equistar's Polymers segment in the third quarter of 2004 increased 29% compared to the corresponding period in the prior year, primarily due to higher average selling prices and higher sales volume. The increase in average selling prices for the third quarter of 2004 compared to the corresponding period of 2003 reflected higher demand and higher raw material costs. Sales volume in the third quarter of 2004 increased 9% compared to the third quarter of 2003, reflecting stronger demand. Cost of sales increased 22% in the third quarter of 2004 compared to the third quarter of 2003, as a result of higher raw material costs, primarily ethylene along with the increase in sales volume. The benchmark cost of ethylene was 20% higher in the third quarter of 2004 compared to the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

       The Company reported pre-tax earnings from its investment in Equistar of $36 million for the nine months ended September 30, 2004, an improvement of $105 million compared to a pre-tax loss of $69 million for the nine months ended September 30, 2003.

       Equistar reported net income of $120 million for the nine months ended September 30, 2004 compared to a net loss of $235 million in the nine months ended September 30, 2003. Net loss for the first nine months of 2003 included $19 million of refinancing costs, a $12 million loss from the sale of a polypropylene production facility and a charge of $11 million for the write-off of a polymer research and development facility. The improvement in Equistar's results for the first nine months of 2004 compared to the same period of 2003 is primarily due to higher selling prices and margins, and to higher sales volume. The higher selling prices in the first nine months of 2004 for ethylene and derivatives and for co-products such as propylene, benzene, and fuels more than offset the effect of significantly higher raw material and energy costs compared to the corresponding period of 2003. The higher raw material and energy costs during the first nine months of 2004 reflected the effect of 26% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume increased 11% compared to the corresponding period of 2003.

       Equistar's Petrochemicals segment reported operating income of $372 million for the nine months ended September 30, 2004, an increase of $253 million compared to operating income of $119 million for the nine months ended September 30, 2003. The increase in operating income for the nine months ended September 30, 2004 was primarily due to higher product margins and higher sales volume as a result of improved supply/demand fundamentals compared to the nine months ended September 30, 2003. The effect of selling price increases in response to higher raw material and energy costs were generally more favorable in the first nine months of 2004 compared to the same period in 2003, resulting in higher average product margins in the first nine months of 2004. Revenues for Equistar's Petrochemicals segment increased 36% in the first nine months of 2004 compared to the corresponding period in the prior year, due to higher average selling prices and an 11% increase in sales volume. Average benchmark ethylene, propylene and benzene selling prices increased 11%, 36% and 70%, respectively, in the first nine months of 2004 compared to the first nine months of 2003. Cost of sales increased 31% as a result of the higher cost of raw materials and higher sales volume. The cost of liquid raw materials was affected by 26% higher average benchmark crude oil costs in the first nine months of 2004 compared to the corresponding period of 2003.

       Equistar's Polymers segment reported operating income of $12 million for the nine months ended September 30, 2004 compared to an operating loss of $81 million for the nine months ended September 30, 2003. The $93 million improvement in operating results in the first nine months of 2004 was primarily due to higher product margins and higher sales volume. The operating loss for the first nine months of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas and a charge of $11 million for the write-off of a polymer research and development facility. Revenues in Equistar's Polymers segment in the first nine months of 2004 increased 24% compared to the corresponding period in the prior year, primarily due to higher average selling prices and higher sales volume. The increase in average selling prices for the first nine months of 2004 compared to the corresponding period of 2003 reflected higher demand and higher raw material costs. Sales volume in the first nine months of 2004 increased 13% compared to the corresponding period in 2003, reflecting stronger demand. Cost of sales for the first nine months of 2004 increased 20% compared to the first nine months of 2003, as a result of higher raw material costs, primarily ethylene, along with the increase in sales volume. The benchmark cost of ethylene was 11% higher in the first nine months of 2004 compared to the same period in 2003.

                         Liquidity and Capital Resources

       The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. In the first nine months of 2004, both the domestic and foreign operations financed their operations through cash generated from those operations. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company's businesses. The amount of cash distributions received from Equistar is affected by Equistar's results of operations and current and expected future cash flow requirements. The Company received cash distributions of $30 million from Equistar in the third quarter of 2004, the first such distribution received since 2000.

       Cash provided by operating activities for the nine months ended September 30, 2004 was $144 million compared to $49 million of cash used in the nine months ended September 30, 2003. The $193 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first nine months of 2004 compared to unfavorable movements in the same period of the prior year ($160 million), accrued expenses and other liabilities ($47 million), higher operating income before depreciation and amortization ($12 million), and various other net favorable changes
($10 million), partially offset by unfavorable movements in other current assets in the first nine months of 2004 compared to favorable movements in the same period of 2003 ($36 million). The favorable movement in trade working capital in the first nine months of 2004 compared to the same period in 2003 is primarily due to the timing of vendor payments and higher sales volume for the Company's products that has reduced product inventories and increased trade receivables.

       Cash used in investing activities was $7 million in the nine months ended September 30, 2004 compared to $29 million in the nine months ended September 30, 2003. Cash used for capital expenditures in the nine months ended September 30, 2004 was $38 million compared to $29 million used for capital expenditures in the nine months ended September 30, 2003. The low level of capital spending in the first nine months of both 2004 and 2003 reflects the Company's continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. During the third quarter of 2004, the Company received a $30 million cash distribution from Equistar. The Company also received $1 million in proceeds from the sale of property, plant and equipment during the third quarter of 2004. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

       Cash used in financing activities was $40 million in the nine months ended September 30, 2004 compared to cash provided by financing activities of $102 million in the nine months ended September 30, 2003. Financing activities in the first nine months of 2004 included $55 million of net repayments of debt, while the first nine months of 2003 included $119 million of net debt proceeds. In the first nine months of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $17 million for the first two quarters of 2003. No dividends were paid in the third quarter of 2003 or in any period of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in "Cost Reduction Program; Suspension of Dividend" above. In the first nine months of 2004, the company received proceeds of $15 million from the exercise of stock options.

       The maturities of the Company's long-term debt through 2009 and thereafter are as follows:

                               October 1-                                                             Total at       Total at
                              December 31,                                                          September 30,  December 31,
                                  2004       2005       2006     2007     2008   2009  Thereafter       2004          2003
                                 ------      ----     ------    -----   ------  -----  ----------      -----         -----
                                                                        (Millions)
Revolving Loans................  $   --     $  --     $   --    $  --   $   --  $  --  $     --      $    --      $     52
7.00% Senior Notes.............      --        --        500       --       --     --        --          500           500
7.625% Senior Debentures.......      --        --         --       --       --     --       250          250           250
9.25% Senior Notes.............      --        --         --       --      475     --        --          475           475
4.00% Convertible Senior
   Debentures..................      --        --         --       --       --     --       150          150           150
Other long-term debt...........       3         5          5        3        1      1         3           21            23
                                 ------      ----     ------    -----   ------  -----  --------        -----         -----
Maturities of long-term debt...  $    3      $  5     $  505    $   3   $  476  $   1  $    403        1,396         1,450
                                 ======      ====     ======    =====   ======  =====  ========
Non-cash components of
   long-term debt..............                                                                           11            17
                                                                                                     -------      --------
Total debt.....................                                                                        1,407         1,467
Less: current maturities of
   long-term debt..............                                                                           (6)           (6)
                                                                                                     -------      --------
Total long-term debt...........                                                                      $ 1,401      $  1,461
                                                                                                     =======      ========

       On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. ("Millennium Chemicals") of $150 million aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. ("Millennium America"), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion (the "Term Loan") of the Company's five-year credit agreement expiring June 18, 2006, as amended, (the "Credit Agreement") and $103 million of outstanding borrowings under the revolving loan portion (the "Revolving Loans") of its Credit Agreement, which currently has a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004; August 19, 2004; September 23, 2004 and September 24, 2004 filed amendments to this registration statement. The Securities and Exchange Commission declared this registration statement effective on September 24, 2004. Accordingly, Millennium Chemicals ceased accruing the additional interest on the debentures required under the agreement. This interest had accrued from May 24, 2004 until August 21, 2004, at an annualized rate of 0.25% and from August 22, 2004 until September 23, 2004 at an annualized rate of 0.50%.

       On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the "9.25% Senior Notes"), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003; June 25, 2004; July 6, 2004; August 19, 2004; September 23,
2004 and September 24, 2004 filed amended registration statements. The exchange offer registration statement was declared effective September 24, 2004 and the exchange offer was completed on October 28, 2004. Upon completion of the exchange offer, Millennium America ceased accruing the additional interest it had been obligated to pay since October 23, 2003, at the annualized rate of approximately 1.00% to each holder of $100 million additional principal amount of notes.

       The Company depends on its Credit Agreement as its primary source of liquidity for its operations and working capital needs. At October 31, 2004, the Company had $26 million of outstanding undrawn standby letters of credit and no outstanding borrowings under the Revolving Loans and, accordingly, had $124 million of unused availability under such facility. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $6 million. The Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $42 million at October 31, 2004.

       The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements as discussed above, the Company obtained a waiver on July 29, 2004 under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at September 30, 2004.

       The financial covenants in the Credit Agreement require the Company to maintain a Senior Secured Leverage Ratio, defined as the ratio of Senior Secured Indebtedness, as defined, to cumulative EBITDA for the prior four fiscal quarters, each as defined, of no more than 1.25 to 1.00 for each of the remaining quarters of 2004 and 1.00 to 1.00 for the first quarter of 2005 and thereafter, and an Interest Coverage Ratio, defined as the ratio of cumulative EBITDA for the prior four fiscal quarters to Net Interest Expense, for the same period, each as defined, of no less than 1.40 to 1.00 for the third quarter of 2004; 1.50 to 1.00 for the fourth quarter of 2004; and 1.75 to 1.00 for the first quarter of 2005 and thereafter. The covenants in the Credit Agreement also limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur debt and issue preferred stock; (ii) create liens; (iii) engage in sale/leaseback transactions; (iv) declare or pay dividends on, or purchase, the Company's stock; (v) make restricted payments;
(vi) engage in transactions with affiliates; (vii) sell assets; (viii) engage in mergers or acquisitions; (ix) engage in domestic accounts receivable securitization transactions; and (x) enter into restrictive agreements. In addition, in the event the Company sells certain assets as specified in the Credit Agreement and the Leverage Ratio, as defined, is equal to or greater than
3.75 to 1.00, the outstanding Revolving Loans must be prepaid with a portion of the Net Cash Proceeds, as defined, of such sale and the maximum availability under the Credit Agreement would be decreased by 50% of the aggregate Net Cash Proceeds received from such asset sales in excess of $100 million. Any sale involving Equistar or certain inventory or accounts receivable would reduce the maximum availability under the Credit Agreement by 100% of such Net Cash Proceeds received. The obligations under the Credit Agreement are collateralized by: (1) a pledge of 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of certain of the Company's existing and future foreign subsidiaries, in both cases other than subsidiaries that hold immaterial assets (as defined in the Credit Agreement); (2) all the equity interests held by the Company's subsidiaries in Equistar and the La Porte Methanol Company (which pledges are limited to the right to receive distributions made by Equistar and the La Porte Methanol Company, respectively); and (3) all present and future accounts receivable, intercompany indebtedness and inventory of the Company's domestic subsidiaries, other than subsidiaries that hold immaterial assets. In connection with the announced stock-for-stock business combination with Lyondell, the Company obtained an amendment to its Credit Agreement on July 7, 2004, which will allow the consummation of the announced stock-for-stock business combination with Lyondell and modifies the definition of EBITDA to exclude certain transaction costs related to this business combination.

       Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the "7.00% Senior Notes") and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the "7.625% Senior Debentures" and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the "Senior Notes"), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets ("CNTA"), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2004, any reduction in CNTA below approximately $1 billion would decrease the Company's availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2 billion at September 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

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

       The consummation of the announced stock-for-stock business combination with Lyondell will give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder's securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

       The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company's Common Stock at a conversion price, subject to adjustment upon certain events, of approximately $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares per $1,000 principal amount of debentures. The conversion privilege may be exercised under the following circumstances:

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

       During the thirty consecutive trading days ending October 1, 2004, the closing price of the Company's Common Stock was greater than 125% of the current conversion price per share of Common Stock for at least 20 trading days. Accordingly, on October 1, 2004, the Company announced that the debentures are currently convertible into shares of the Company's Common Stock under section 15.01(a)(i) of the indenture.

       The debentures are redeemable at the Company's option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company's Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Company Common Stock, cash or a combination of cash and shares of Company Common Stock. After the closing of the proposed business combination with Lyondell, the Company would deliver shares of Lyondell common stock rather than Company Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company's ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell's common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

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

       At September 30, 2004, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

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

       The Company's focus in 2004 is to sustain the benefits of cost reduction efforts achieved to date and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. In the first quarter of 2004, the Company repatriated approximately $107 million from its Australian and European businesses to the U.S. This cash was used primarily to reduce outstanding borrowings under the Company's Credit Agreement and for general corporate purposes. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, and considering the suspension of the payment of dividends on the Company's Common Stock announced in the third quarter of 2003, will be sufficient to fund the Company's cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement.

                    Off-Balance Sheet Financing Arrangements

       Millennium had no material off-balance sheet financing arrangements as described in Item 7 of its Annual Report on Form 10-K.

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

       There have been no revisions to the critical accounting estimates as originally filed in the Company's Annual Report on Form 10-K.

                         Recent Accounting Developments

       See Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report for discussion of recent accounting developments.

                         Recent Legislative Development

       In October 2004, the American Jobs Creation Act of 2004, which, among other things, overhauls the federal income tax treatment of a wide variety of nonqualified compensation arrangements was signed into Law. The Company is assessing the potential impact of this legislation, but does not expect that it will have any significant impact on the Company or any of its deferred compensation arrangements.

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

       As a result of tax integration activities that began in the second quarter of 2004 with respect to the Company's proposed business combination with Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company's deferred income taxes. In response to the determination that errors had been made, the Company performed a thorough analysis and re-computation of the Company's tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare a restatement to correct the errors, which restatement was reflected in Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004; and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, all of which were filed with the SEC on August 9, 2004.

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

       In order to remediate the material weakness in internal control over financial reporting, the Company documented, in the third quarter of 2004, the procedures that were used to analyze and re-compute the Company's tax basis in Equistar during July 2004. The Company utilized these documented procedures in preparing the financial statements contained in this Quarterly Report on Form 10-Q (the "Third Quarter 2004 Form 10-Q"). The Company currently intends to continue to use these procedures in preparing its financial statements for subsequent reporting periods.

       These procedures include (i) the detailed review by the Company's Director-Tax and its Vice President-Tax of estimates of tax return data provided quarterly by Equistar's tax matters partner, (ii) followed by discussions of the results of such review with the tax matters partner to confirm the correctness of the Company's interpretation of the estimated tax return data provided by the tax matters partner and (iii) thereafter, review of the results of these procedures by the Company's Corporate Controller and Chief Financial Officer. Although these procedures were utilized by the Company in preparing the financial statements included in this Third Quarter 2004 Form 10-Q, the material weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level.

       On November 8, 2004, just before filing the Third Quarter 2004 Form 10-Q, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, solely as a result of the material weakness referred to above, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004. However, as a result of the Company's analysis and re-computation discussed above, as well as its utilization of the documented procedures in preparing the financial statements contained in the Third Quarter 2004 Form 10-Q, as described above, management believes that the financial statements included in the Third Quarter 2004 Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

(b) There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than the formal procedures that were established and implemented during the third quarter of 2004 for the regular review of the Company's tax basis in Equistar, as described in paragraph (a), above.

       As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the "Section 404 Requirements"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 Requirements, the Company initiated in 2003 a review of its internal control over financial reporting. This review is being conducted under the direction of the Company's current senior management. As a result, management has made improvements to the Company's internal control through the date of the filing of this Third Quarter 2004 Form 10-Q as part of this review. The Company's management does not believe these changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company anticipates that improvements will continue to be made as part of the ongoing review.

       As discussed above, the Company has been working diligently under the supervision of its current senior management in preparation for compliance with the Section 404 Requirements. However, given (1) the complexity and magnitude of the remaining work necessary to comply with the Section 404 Requirements; (2) the Company's substantial ongoing work required to manage and execute the proposed business combination with

       Lyondell; and (3) the significant changes in procedures and personnel that will occur if the proposed business combination closes on November 30, 2004 as expected (including the replacement of all the Company's current executive officers on the closing date), it is possible that the Company's management may conclude that the Company's internal controls over financial reporting at December 31, 2004 are not effective at the reasonable assurance level.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       There have been no material developments with respect to the Company's legal proceedings previously reported in the Annual Report on Form 10-K. The Company has received requests during the past year from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with the informal inquiry into the previously disclosed restatement of the Company's financial statements for the years 1998 through 2002 and for the first quarter of 2003. The Company is complying with all requests received.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits-

       31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

       31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

       32.1 Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

       32.2 Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

       99.1   Information relevant to forward-looking statements.*

   * Filed or furnished herewith.

(b)    Reports on Form 8-K.

       Current Reports on Form 8-K dated July 29, 2004; August 9, 2004; September 24, 2004; October 4, 2004, October 28, 2004 and November 9, 2004 were filed or furnished during the quarter ended September 30, 2004 and through the date hereof. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILLENNIUM CHEMICALS INC.


Date: November 9, 2004              By:    /s/ JOHN E. LUSHEFSKI
                                       -----------------------------------
                                              John E. Lushefski
                                       Executive Vice President and
                                          Chief Financial Officer
                                       (as duly authorized officer and
                                         principal financial officer)

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