Form 10-K/A
period 2003-12-31
MILLENNIUM CHEMICALS INC
filed 2005-02-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 5)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 700 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-652-7200

(Information regarding address and telephone number reflects changes resulting from Lyondell Chemical Company’s November 30, 2004 acquisition of the registrant.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
4% Senior Convertible Debentures Due November 15, 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 75 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based upon the closing price of $9.51 per common share as quoted on the New York Stock Exchange), was approximately $593 million. For purposes of this computation, the shares of voting stock held by directors, officers and employee benefit plans of the registrant and its wholly-owned subsidiaries were deemed to be stock held by affiliates. The number of shares of common stock outstanding at March 5, 2004, was 64,605,553 shares, excluding 13,291,033 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote. As a result of Lyondell Chemical Company’s November 30, 2004 acquisition of the registrant, there is no public trading market for the registrant’s equity securities.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Millennium Chemicals Inc. (the “Company”) filed Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 (“Amendment No. 2”) on August 9, 2004 to reflect the restatement of its financial statements for the years ended December 31, 2001 through 2003. That restatement (the “August 2004 Restatement”) corrected errors in the computation of deferred income taxes relating to the Company’s investment in Equistar Chemicals, LP (“Equistar”), a partnership in which the Company owns a 29.5% interest. The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 and 2002 by $15 million. The August 2004 Restatement similarly decreased liabilities for deferred income taxes and increased Shareholders’ equity at December 31, 2001 and 2000 by $15 million. The August 2004 Restatement did not affect the Company’s cash flow or operating income in any year. For more information on the effect of the August 2004 Restatement for each period presented see Note 19 to the Consolidated Financial Statements.

The Company is filing this Amendment No. 5 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 (“Amendment No. 5”) to restate its financial statements for the years ended December 31, 2001 through 2003. Included herein are restated consolidated statements of operations, statements of changes in shareholders’ equity (deficit) and statements of cash flows for each of the three years ended December 31, 2003, restated consolidated balance sheets as of December 31, 2003 and 2002, and restated selected financial data for the five years ended December 31, 2003. This restatement (the “February 2005 Restatement”) corrects errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously. The February 2005 Restatement increased environmental remediation liabilities by $46 million, decreased deferred tax liabilities by $15 million and increased Accumulated deficit by $31 million as of December 31, 2003, and increased the net loss for 2003 and 2002 by $2 million, or $0.03 per share, and $11 million, or $0.17 per share, respectively, and had no impact on 2001 net income or earnings per share. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. For more information on the effect of the February 2005 Restatement for each period presented, see Item 6. Selected Financial Data and Note 20 to the Consolidated Financial Statements.

The Company concluded, in January 2005, that it would restate its financial statements for the years ended December 31, 2001 through 2003 because of the errors that are corrected in the February 2005 Restatement. The conclusion was reached as a result of an analysis of environmental remediation liabilities conducted in connection with Lyondell Chemical Company’s (“Lyondell”)

acquisition of the Company on November 30, 2004, and the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004. These errors were reported by the Company on February 1, 2005, in a press release, a copy of which was filed as an exhibit to a Current Report on Form 8-K filed on February 2, 2005.

A discussion of the February 2005 Restatement is set forth in Note 20 to the Consolidated Financial Statements included in this Amendment No. 5. Changes also have been made to the following items in this Amendment No. 5 as a result of the February 2005 Restatement:

•	Item 1, Business has been revised solely to update the “Environmental Matters” section of Item 1 to reflect the February 2005 Restatement;

•	Item 6, Selected Financial Data has been revised to reflect the February 2005 Restatement;

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the February 2005 Restatement;

•	Item 8, Financial Statements and Supplementary Data has been revised to reflect the February 2005 Restatement; and

•	Item 9A, Controls and Procedures has been updated in connection with the errors discussed above.

On November 30, 2004, the Company was acquired by Lyondell. As a result, the Company is a wholly owned subsidiary of Lyondell. This Amendment No. 5 does not reflect events, including Lyondell’s November 30, 2004 acquisition of the Company, that have occurred after March 12, 2004, the date the Annual Report on Form 10-K was originally filed, other than for the information included in prior Amendment Nos. 1 to 4. Information with respect to events that have occurred after March 12, 2004, or, in the case of “Recent Developments,” April 27, 2004, has been or will be set forth, as appropriate, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any references to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date or, in the case of the “Recent Developments” section of Item 1, April 27, 2004. This Amendment No. 5 consists of relevant portions of the Company’s prior filing of the Annual Report on Form 10-K for the year ended December 31, 2003, as previously amended, as prepared by the Company’s prior management. The Company is under new management following the acquisition of the Company by Lyondell on November 30, 2004.

The Company is also filing, as soon as practicable, with the Securities and Exchange Commission, amendments to its Quarterly Reports on Form 10-Q/A for each of the three months ended March 31, June 30, and September 30, 2004 to reflect changes required as a result of the February 2005 Restatement.

The only changes made to the prior disclosures in this Amendment No. 5 are those that were determined necessary by the Company’s new management as a result of the February 2005 Restatement. The Company has provided and will continue to provide current information as appropriate through filings on Form 8-K, as well as through the new filings on Form 10-Q referred to above. Also, the Company’s new management is preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, in many respects, may update and supersede the information included in this Amendment No. 5 and the Company’s prior periodic reports, including regarding environmental liabilities.

In this Amendment No. 5, the terms “our”, “we”, and “the Company” refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

Disclosure Concerning Forward-Looking Statements

The statements in this Amendment No. 5 that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements reflect present expectations as at March 12, 2004, the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 was originally filed with the Securities and Exchange Commission or, in the case of the “Recent Developments” section of Item 1, April 27, 2004. Actual events or results may differ materially. Factors that could cause such a difference include:

•	the ability of the Company to complete its proposed business combination with Lyondell, as described in more detail in the “Recent Development” section of Part 1, Item 1, Business;

•	the cyclicality and volatility of the chemical industries in which the Company and Equistar Chemicals, LP (“Equistar”) operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industries to capacity additions;

•	general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors, in particular, the events in the Middle East;

•	the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company’s shared control of Equistar and the Company’s contractual commitments regarding possible future capital contributions to Equistar;

•	changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

•	the ability of raw material suppliers to fulfill their commitments;

•	the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets, and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;

•	risks of doing business outside the United States, including currency fluctuations;

•	the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company’s and Equistar’s current and former operations;

•	pricing and other competitive pressures;

•	legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits and other claims; and

•	the Company’s substantial indebtedness and its impact on the Company’s cash flow, business operations and ability to obtain additional financing.

A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as initially filed with the Securities and Exchange Commission on March 12, 2004.

Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amendment No. 5. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at March 12, 2004, the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 was originally filed with the Securities and Exchange Commission or, in the case of the “Recent Developments” section of Item 1, April 27, 2004. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Amendment No. 5 and by any additional Cautionary Statements provided with such subsequent written and oral forward-looking statements. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K, and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

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

Recent Developments

The Company and Lyondell (as defined herein) announced on March 29, 2004 that their respective Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to each of the companies and their respective shareholders. This transaction will create North America’s third-largest independent, publicly traded chemical producer.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before the close of the transaction. The Company’s shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 or greater, and 1.05 shares of Lyondell stock if it is $16.50 or less. Between the two prices, the exchange ratio varies proportionately.

The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares.

The transaction is subject to customary conditions, including approval by both companies’ shareholders and receipt of required regulatory approvals and amendments to each of Lyondell’s and the Company’s credit agreements. The transaction is expected to close in the third quarter of 2004.

The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s common stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell’s current president and chief executive officer, and Dr. William T. Butler, Lyondell’s Chairman of the Board of Directors, will each continue in their respective roles. Upon the closing of the transaction, two independent members of the Company’s current Board will join the Lyondell Board. The Company’s convertible debentures will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

Citigroup Global Markets Inc. acted as financial advisor and provided a fairness opinion to Lyondell. J.P. Morgan Securities Inc. acted as principal financial advisor to the Company. J.P. Morgan Securities Inc. and UBS Investment Bank have each provided a fairness opinion to the Company’s Board of Directors.

For additional information relating to the proposed transaction, including risk factors, please refer to the Joint Proxy (as defined below).

Lyondell and the Company filed a joint proxy statement/prospectus with the Securities and Exchange Commission in connection with the proposed transaction on April 26, 2004 (the “Joint Proxy”). Investors and security holders are urged to read that document because it will contain important information. Investors and security holders may obtain a free copy of that document and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at its web site at www.sec.gov. The joint proxy statement/prospectus and the other documents filed by Lyondell may also be obtained free from Lyondell by calling Lyondell’s Investor Relations department at (713) 309-4590 and may be obtained free from the Company by calling the Company’s Investor Relations department at (410) 229-8113.

The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell’s executive officers and directors is available in its proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004, and information regarding the Company’s directors and executive officers is available in this Form 10-K/A. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission.

Company Overview

The Company is a major international chemical company, with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals.

The Company has three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. The Company also owns a 29.5% interest in Equistar, a partnership between the Company and Lyondell Chemical Company (“Lyondell”). The Company accounts for its interest in Equistar as an equity investment.

The Company has leading market positions in the United States and the world:

•	Through its Titanium Dioxide and Related Products business segment, the Company is the second-largest producer of titanium dioxide (“TiO2”) in the world, with manufacturing facilities in the United States, the United Kingdom, France, Brazil and Australia. The Company is also the largest merchant seller of titanium tetrachloride (“TiCl4”) in North America and Europe and a major producer of zirconia, silica gel and cadmium-based pigments;

•	Through its Acetyls business segment, the Company is the second-largest producer of vinyl acetate monomer (“VAM”) and acetic acid in North America, and through its 85% interest in La Porte Methanol Company, LP (“La Porte Methanol Company”), a partner in a leading US producer of methanol;

•	Through its Specialty Chemicals business segment, the Company is a leading producer of terpene-based fragrance and flavor chemicals;

•	Through its 29.5% interest in Equistar, the Company is a partner in the second-largest producer of ethylene and the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated chemicals, aromatics and specialty petrochemicals.

The Company manages its operations under an operational excellence business model, focused on optimizing cash flow while providing resources for disciplined growth. As a result of a strategic review completed in mid-2003, and a cost reduction program that was implemented as a result of that review, the Company identified and communicated three priorities for the near to medium term: 1) achieving a world class cost position in its core businesses; 2) focusing on earning its customers’ business with highly competitive products and services; and 3) improving financial flexibility through debt reduction. These priorities provide the foundation for the Company’s management structures, work processes, and pay practices.

The Company was incorporated in Delaware on April 18, 1996 and became a publicly traded company following its demerger (i.e., spin-off) from Hanson plc (“Hanson”), a company incorporated in the United Kingdom, on October 1, 1996 (the “Demerger”). The Company’s principal executive offices are located at 20 Wight Avenue, Suite 100, Hunt Valley, MD 21030. Its telephone number is (410) 229-4400 and its fax number is (410) 229-5003. Its website is http://www.millenniumchem.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments thereto are available free of charge through the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

In this Annual Report:

•	References to the Company are to Millennium Chemicals Inc., including its consolidated subsidiaries, except as the context otherwise requires.

•	References to “tpa” are to metric tons per annum (a metric ton is equal to 1,000 kilograms or 2,204.6 pounds).

•	References to the Company’s and Equistar’s market positions, with the exception of the Company’s market position in the Specialty Chemicals business segment, are based on estimates of their respective production capacities, as compared to the production capacities of other industry participants. The reference to the Company’s market position with respect to the Specialty Chemicals business segment is based on sales volumes of the Specialty Chemicals business segment, as compared to the estimated sales volumes of its competitors.

•	Estimates of the Company’s and Equistar’s production capacities are based upon engineering assessments made by the Company and Equistar, respectively, and estimates of the production capacities and sales volumes of other industry participants are based on available information from a variety of sources. Actual production may vary depending on a number of factors including feedstocks, product mix, unscheduled maintenance and demand.

Business Segments

The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s selling, development and administrative (“S,D&A”) costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company’s cost reduction program announced in July 2003 and the Company’s reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Annual Report), are grouped under the heading Other. See Note 16 to the Consolidated Financial Statements included in this Annual Report. The Company’s 29.5% interest in Equistar is accounted for under the equity method. See Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report.

The Company’s Titanium Dioxide and Related Products segment is operated through Millennium Inorganic Chemicals Inc. and its non-United States affiliates (collectively, “Millennium Inorganic Chemicals”). Third party equity investors own a minority interest in Millennium Inorganic Chemicals Do Brasil S.A. (“Millennium Brasil”), which is one of the non-United States affiliates of the Titanium Dioxide and Related Products segment. The Company’s Acetyls segment is operated through Millennium Petrochemicals Inc. (“Millennium Petrochemicals”), and the Company’s Specialty Chemicals segment is operated through Millennium Specialty Chemicals Inc. (“Millennium Specialty Chemicals”). In addition to its 29.5% interest in Equistar, the Company owns an 85% interest in La Porte Methanol Company, a Delaware limited partnership, which owns a methanol plant located in La Porte, Texas and certain related facilities that were contributed to the partnership by Millennium Petrochemicals. La Porte Methanol Company is included in the Company’s Consolidated Financial Statements.

Principal Products

The following is a description of the principal products of each of the Company’s three business segments:

Product	Uses
Titanium Dioxide and Related Products:

Titanium dioxide (“TiO2”)	A white pigment used to provide whiteness, brightness, opacity and durability in paint and coatings, plastics, paper and elastomers.

Titanium tetrachloride (“TiCl4”)	The intermediate product used in making TiO2. TiCl4 is also used for: the manufacture of titanium metal, which is used to make a wide variety of products including eyeglass frames, aerospace parts and golf clubs; the manufacture of catalysts and specialty pigments; and as a surface treatment for glass.

Zirconium-based compounds and chemicals	Chemicals used in coloring for ceramics, in pigment surface treatment, solid oxide fuel cells and to enhance optics.

Ultra-fine TiO2	Nanoparticle and ultra-fine products used in optical, electronic, catalyst and ultra-violet absorption applications.

Silica gel	Inorganic product used to reduce gloss and control flow in coatings. Also used to stabilize beer and extend the shelf life of plastic films, powdered food products and pharmaceuticals.

Cadmium-based pigments	Inorganic colors used in engineered plastics, artists’ colors, ceramics, inks, automotive refinish coatings, coil and extrusion coatings, aerospace coatings and specialty industrial finishes.

Zircon Sand (“Zircon”)	A coarse fine white mineral powder used in refractory material, ceramic material and foundry sand.

Acetyls:

Vinyl acetate monomer	A petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.

Acetic acid	A feedstock used to produce vinyl acetate monomer, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents, and a variety of other chemicals.

Methanol	A feedstock used to produce acetic acid; methyl tertiary butyl ether (“MTBE”), a gasoline additive; formaldehyde; and several other products. The Company is a producer of methanol through its 85% interest in La Porte Methanol Company.

Specialty Chemicals:

Terpene fragrance chemicals	Individual components that are blended to make fragrances used in detergents, soaps, perfumes, personal-care items and household goods.

Flavor chemicals	Individual components that are blended to impart or enhance flavors used in toothpaste, chewing gum and other consumer products.

For a description of Equistar’s principal products, see “Equity Interest in Equistar” below.

Titanium Dioxide and Related Products

Titanium Dioxide

The Company is the second-largest producer of TiO2 in the world, based on reported production capacities. TiO2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

As of the date of this report, the Company’s annual production capacity, using the chloride process and the sulfate process discussed below, is approximately 690,000 metric tons per annum.

The Company has decided to rationalize certain equipment at its Le Havre, France plant in the second quarter of 2004, which will result in the reduction of the rated capacity for that plant from 95,000 metric tons per annum to 65,000 tons per annum. This rationalization will include the idling of certain equipment. In addition to the Le Havre plant reduction, in the second quarter of 2004, the Company will also recognize an aggregate gain of 10,000 metric tons per annum of production capacity at its Ashtabula, Ohio and Australian chloride plants, due primarily to reliability improvements made with a limited investment in those plants. Therefore, in the second quarter of 2004, the Company’s total net reduction of production capacity for TiO2 will be 20,000 metric tons per annum. The rated capacities provided in the table below reflect both the reduction of capacity at the Le Havre plant and the increase in capacity at the Ashtabula, Ohio and Australian plants.

Millennium Chemicals’ TiO2 Rated Capacity

(metric tons per annum)

Process	Capacity	Percentage of Capacity
Chloride	515,000	77%
Sulfate	155,000	23%

Total	670,000	100%

TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is a more tightly packed crystal that has a higher refractive index than anatase TiO2 and, therefore, better opacification and tinting strength in many applications. Some rutile TiO2 products also provide better resistance to the harmful effects of weather. Rutile TiO2 is the preferred form for use in paint and coatings, ink and plastics. Anatase TiO2 has a bluer undertone and is less abrasive than rutile. It is often preferred for use in paper, ceramics, rubber and man-made fibers.

TiO2 producers process titaniferous ores to extract a white pigment using one of two different technologies. The sulfate process is a wet chemical process that uses concentrated sulfuric acid to extract TiO2, in either anatase or rutile form. The sulfate process generates higher volumes of waste materials, including iron sulfate and spent sulfuric acid. The newer chloride process is a high-temperature process in which chlorine is used to extract TiO2 in rutile form, with greater purity and higher control over the size distribution of the pigment particles than the sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of capital investment, labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste subject to environmental regulation. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

The Company’s TiO2 plants are located in the four major world markets for TiO2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland and two in Ashtabula, Ohio have aggregate production capacities of 265,000 tpa using the chloride process. The plant in Salvador, Bahia, Brazil has a capacity to produce approximately 60,000 tpa using the sulfate process. The Company also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves and a capacity to produce over 120,000 tpa of ilmenite (titanium-bearing ore), which is generally consumed in the Salvador TiO2 plant, and 19,000 tpa of zircon and 2,000 tpa of natural rutile titanium ore, which are sold to third parties. The Company’s Stallingborough, United Kingdom plant has chloride-process production capacity of 150,000 tpa. The plants in France at Le Havre, Normandy and Thann, Alsace have sulfate-process capacities of 65,000 tpa and 30,000 tpa, respectively. The Kemerton plant in Western Australia has chloride-process production capacity of 100,000 tpa.

The Company’s TiO2 plants operated at an average rate of 89%, 89% and 85% of installed capacity during 2003, 2002 and 2001, respectively. Production volumes for 2003 and 2002 were similar. The increase in the operating rate in 2002 compared to the rate in 2001 was primarily due to higher production driven by increased market demand.

Titanium-bearing ores used in the TiO2 extraction process (ilmenite, leucoxene and natural rutile) occur as mineral sands and hard rock in many parts of the world. Mining companies increasingly treat ilmenite to extract iron and other minerals and produce slag or synthetic rutile with higher TiO2 concentrations, resulting in lower amounts of wastes and by-products during the TiO2 production process. Ores are generally shipped by bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. The Company obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, and Ukraine, generally pursuant to one- to six-year supply contracts expiring in 2004 through 2006. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world’s largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 71% of the titanium ores and upgraded titaniferous raw materials purchased by the Company in 2003.

Other major raw materials and utilities used in the production of TiO2 are chlorine, caustic soda, petroleum and metallurgical coke, aluminum, sodium silicate, sulfuric acid, oxygen, nitrogen, natural gas and electricity. The number of sources for and availability of these materials is specific to the particular geographic region in which the facility is located. For the Company’s Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. There are certain risks related to the acquisition of raw materials from less-developed or developing countries.

A number of the raw materials used by the Company in the production of TiO2 are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the Company could suffer reduced supplies and/or be forced to incur increased prices for these raw materials. Such an event could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company. At the present time, chloride- and sulfate-process feedstock is available in sufficient quantities.

Of the total 591,000 metric tons of TiO2 sold by the Company in 2003, approximately 61% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 14% to customers in the paper industry, and approximately 1% to other customers. The Company’s ten largest customers accounted for approximately 40% of its TiO2 sales volume in 2003. The Company experiences some seasonality in its sales because, in general, its customers’ sales of paint and coatings are greatest in the spring and summer months.

TiO2 is sold by the Company either directly to its customers or, to a lesser extent, through agents or distributors. TiO2 is distributed by rail, truck and ocean carrier in either dry or slurry form.

The global markets for TiO2 and related products are highly competitive. The Company competes primarily on the basis of price, product quality and service. Certain of the Company’s competitors are more vertically integrated than the Company, producing titanium-bearing ores as well as TiO2. The Company is vertically integrated at its Brazilian facility, which owns a titanium ore mine that supplies that facility. The Company’s major competitors in the TiO2 business are E. I. Du Pont de Nemours and Company (“DuPont”); Kerr-McGee Chemical Corporation (both directly and through various joint ventures) (“Kerr-McGee Chemicals”), a unit of Kerr-McGee Corporation; Huntsman Tioxide (“Huntsman”), a business segment of Huntsman International LLC; and Kronos Worldwide, Inc. (“Kronos”), a majority-owned subsidiary of NL Industries Inc. Collectively, DuPont, the Company, Kerr-McGee Chemicals, Huntsman and Kronos account for approximately three-quarters of the world’s production capacity.

In certain applications, TiO2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments, both ground and precipitated forms, and synthetic polymers materials. New plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity. As of the date of this report, no major new plant capacity additions or expansions have been announced in the TiO2 industry.

Related Products

The Company produces a number of specialty and performance TiO2-related products, some of which are manufactured at dedicated plants and others of which are manufactured at plants that also produce other TiO2 products.

Titanium Tetrachloride: The Company is the largest merchant seller of TiCl4 in North America and Europe. It produces TiCl4 for merchant sales at its plants in Ashtabula, Ohio and Thann, Alsace, France. TiCl4 is distributed by rail and truck as anhydrous TiCl4 and as an aqueous solution, titanium oxychloride. These products are sold into a wide variety of markets, including the titanium metal, catalyst, pearlescent pigment and surface treatment markets. The Company’s principal competitors in the TiCl4 market are Toho Titanium Co. and Kronos.

Ultra-fine TiO2 Products: Ultra-fine TiO2 products are produced at the Company’s plant in Thann, Alsace, France. These non-pigmentary products with a particle size of less than 150 nanometers in size are produced and sold for their physio-chemical characteristics in various applications. The Company is a major supplier of ultra-fine TiO2 used to remove nitrogen oxides from power plant emissions. The principal competitors in the ultra-fine TiO2 products market are Ishihara Sangyo Kaisha, Ltd., Kerr-McGee Chemicals, and Tayca Corporation.

Zirconium-based Compounds and Chemicals: A wide range of zirconium products is produced at the Company’s Rockingham, Western Australia plant. These products are sold globally into the electronics, catalyst, glass, solid oxide fuel cells and colored pigments markets. In addition, zirconium dioxide is sold internally to the Company’s TiO2 operations and to other TiO2 producers to enhance the durability and treat the surfaces of various TiO2 products. The Company’s principal competitors in this market are Daiichi Kigenso Kagakukgyo Co., Ltd. and MEL Chemicals, a subsidiary of Luxfer Holdings, PLC.

Silica Gel: The Company produces several grades of fine-particle silica gel at the St. Helena plant in Baltimore, Maryland, and markets them internationally. Fine-particle silica gel is a chemically and biologically inert form of silica with a particle size ranging from three to ten microns. The Company’s SiLCRON® brand of fine-particle silica gel is used in coatings as a flatting or matting (gloss reduction) agent and to provide mar-resistance. SiLCRON ® is also used in food and pharmaceutical applications. SiL-PROOF ® grades of fine-particle silica gel are chill-proofing agents used to stabilize chilled beer and prevent clouding. Fine-particle silica gel is distributed in dry form in palletized bags by truck and ocean carrier. The Company’s principal competitors in this market are W.R. Grace & Co., Ineos Silicas, The PQ Corporation, and Fuji Silysia Ltd.

Cadmium-based Pigments: The Company manufactures a line of cadmium-based colored pigments at its St. Helena, Maryland plant, and markets them internationally. In addition to their brilliance, cadmium colors are light and heat stable. These properties promote their use in such applications as artists’ colors, plastics and glass colors. Due to concern for the toxicity of heavy metals, including cadmium, the Company has introduced low-leaching cadmium-based pigments that meet all United States government requirements for landfill disposal of non-hazardous waste. Colored pigments are distributed in dry form in drums by truck and ocean carrier. The principal competitor in this market is Johnson Matthey plc.

Zircon: Zircon is a coproduct of titanium minerals production mined at the Company’s Mataraca, Paraiba, Brazil mineral sands mine. Zircon is stable to very high temperatures and insoluble in water, dilute acids and hot concentrated sulfuric acid. Zircon is used primarily as an opacifier in the ceramics industry (particularly in ceramic tiles) and is also sold to molders for use in refractory and foundry applications. The Company’s principal competitor in this market is INB.

Acetyls

The following table sets forth information concerning the Company’s annual production capacity, as of the date of this report, for its principal Acetyls products:

Millennium Chemicals’ Acetyls Rated Capacity

(millions of pounds per annum)

Product	Capacity
Vinyl Acetate Monomer (“VAM”)	850
Acetic Acid	1,200

The Company also owns an 85% interest in La Porte Methanol Company, which owns a methanol plant with an annual production capacity of 207 million gallons per annum. For a description of the plant and La Porte Methanol Company, see “La Porte Methanol Company” below.

Vinyl Acetate Monomer

The Company is the second-largest producer of VAM in North America, and the third-largest producer worldwide, based on reported production capacities. Its VAM plant is located next to the Company’s acetic acid plant at La Porte, Texas. The process used by the Company to produce VAM is proprietary.

The principal feedstocks for the production of VAM are acetic acid and ethylene. The Company obtains its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.

The Company has a long-term agreement with DuPont to convert acetic acid produced at the Company’s La Porte, Texas plant into VAM through DuPont’s nearby VAM plant and to acquire all the VAM production at DuPont’s plant not utilized internally by DuPont. The contract expires on December 31, 2006 but may be extended by mutual agreement thereafter from year-to-year. The conversion agreement increases the Company’s effective VAM capacity to approximately 11% of the world’s installed capacity.

The Company sells VAM into domestic and export markets under contracts that range in term from one to seven years, as well as on a spot basis. The majority of sales are completed under contract. The pricing for domestic contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. The Company also sells VAM to Equistar pursuant to a yearly contract at a formula-based price. Equistar has provided notice to the Company that it will terminate this contract on December 31, 2004. The Company ships this product by barge, ocean-going vessel, pipeline, tank car and tank truck. The Company has bulk storage arrangements for VAM in the Netherlands, the United Kingdom, Italy, Turkey and several Asian countries to better serve its customers’ requirements in those regions. Sales are made through the Company’s direct sales force and through agents and distributors. The Company’s ten largest VAM customers accounted for approximately 71% of its VAM sales volume in 2003.

The global market for VAM is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company’s principal competitors in the VAM business are Celanese AG (“Celanese”); BP p.l.c. (“BP”); Dow Chemical Company (“Dow”); Acetex Chemie S.A., a subsidiary of Acetex Corporation (“Acetex”); and Dairen Chemical Corporation.

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

The principal raw materials required for the production of acetic acid are carbon monoxide and methanol. The Company purchases its carbon monoxide from Linde AG (“Linde”) pursuant to a long-term contract under which pricing is based primarily on cost of production. Linde produces this carbon monoxide at its synthesis gas (“syngas”) plant at La Porte, Texas. La Porte Methanol Company, 85% owned by the Company, and 15% owned by Linde, supplies all of the Company’s requirements for methanol. See “La Porte Methanol Company” below.

Acetic acid not consumed internally by the Company for the production of VAM is sold into domestic and export markets under contract and on a spot basis. Contracts range in term from one to five years. Pricing for domestic sales under these contracts generally is determined by formula or index-based pricing in accordance with movements in the costs of raw materials. Acetic acid is shipped by ocean-going vessel, barge, tank car and tank truck. Sales are made through the Company’s direct sales force and through agents and distributors. The top ten customers accounted for approximately 71% of the Company’s acetic acid sales volume in 2003.

The global market for acetic acid is highly competitive. The Company competes primarily on the basis of price, product quality and service. The Company’s principal competitors in the acetic acid business are Celanese, BP, Kyodo Sakusan, Acetex and Eastman Chemical Company (“Eastman”).

Specialty Chemicals

The Company is one of the world’s leading producers of terpene-based fragrance ingredients and a major producer of flavor ingredients, primarily for the oral care markets. In addition, the Company supplies products for a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, like pine oil, for the hard surface cleaner markets.

The Company operates manufacturing facilities in Jacksonville, Florida and Brunswick, Georgia. The Jacksonville site has facilities for the fractionation of crude sulfate turpentine (“CST”), the key raw material used by the Company for the production of fragrance ingredients. Through fractionation, the components of CST are separated into relatively pure individual materials, such as alpha- and beta-pinene. The Company believes it is the largest purchaser and distiller of CST in the world, based on the amount of CST processed. Sophisticated chemical processes are then used to produce a number of fragrance and flavor ingredients.

The Jacksonville facility also produces synthetic pine oil, anethole, l-carvone and coolants. Synthetic pine oil is an active ingredient in cleaning products. Anethole is a flavor ingredient and sweetener used in mint formulations, primarily in the oral care market. L-carvone is the primary component in spearmint oil and is used in flavor formulations. Coolants are used in confectionery, oral care and other food and personal care applications. The Brunswick site produces linalool, geraniol and dihydromyrcenol from the alpha-pinene component of CST. Linalool, geraniol and dihydromyrcenol are used in a wide range of fragrance applications including soaps, detergents and fine fragrances. Linalool and geraniol are produced utilizing a proprietary and, the Company believes, unique technology. Linalool and geraniol produced at the Brunswick site are generally further processed at the Jacksonville site to produce fragrance ingredients, including linalyl and geranyl acetate, citronellol and dimethyloctanol. The Company believes, based on production capacity, it operates the world’s largest dihydromyrcenol facility at Brunswick, with a rated annual capacity of over three thousand tons.

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

Fragrance ingredients are used primarily in the production of perfumes. The major consumers of perfumes worldwide are soap and detergent manufacturers. The Company sells directly worldwide to major soap, detergent and fabric conditioner producers. It also sells a significant quantity of product to the major fragrance compounders and to producers of cosmetics and toiletries. Approximately 68% of the Company’s specialty chemical sales are to users of fragrance ingredients, 23% are to users of flavor ingredients, and 9% are to users of solvents and cleaners and industrial specialties. Approximately 60% of the Company’s 2003 specialty chemicals sales were made outside the United States to approximately 49 different countries. Sales are made primarily through the Company’s direct sales force, while agents and distributors are used in outlying areas where volume does not justify full-time sales coverage.

The markets in which the Company’s Specialty Chemicals business segment competes are highly competitive. The Company competes primarily on the basis of price, quality, service and on its ability to produce its products to the technical and quality specifications of its customers. The Company works closely with many of its customers in developing products to satisfy specific requirements of those customers. The Company’s supply agreements with customers are typically short-term in duration (up to one year). Therefore, its Specialty Chemicals business segment is substantially dependent on long-term customer relationships based upon quality, innovation and customer service. From time to time, a customer may change the formulations of an end product in which one of the Company’s fragrance ingredients is used, which may affect demand for that ingredient. The top ten customers accounted for approximately 57% of the Company’s Specialty Chemicals business segment revenue in 2003. The major Specialty Chemicals competitors are BASF AG, Givaudan SA, Derives Resiniques Et Terpeniques (DRT), Kuraray Co. LTD and International Flavors & Fragrances Inc.

Research and Development

The Company’s expenditures for research and development totaled $21 million, $20 million and $20 million in 2003, 2002 and 2001, respectively. Research and development expense increased by approximately $1 million from 2002 to 2003 due to the Company’s intensified focus on product quality and improvement. The Company conducts research at its facilities in Baltimore, Maryland; Stallingborough, United Kingdom; Bunbury, Western Australia; Le Havre, France and Jacksonville, Florida. The Company’s research efforts are principally focused on improvements in process technology, product development, technical service to customers, applications research and product quality enhancements.

International Exposure

The Company generates revenue from export sales (i.e., sales from within the United States to foreign customers), as well as revenue from those of the Company’s operations that are conducted outside the United States. Export sales, which are made to more than 90 countries, amounted to approximately 16%, 14% and 13% of total revenues in 2003, 2002 and 2001, respectively. Revenue from non-United States operations amounted to approximately 46%, 45% and 41% of total revenues in 2003, 2002 and 2001, respectively, principally reflecting the operations of the Company’s Titanium Dioxide and Related Products business segment in Europe, Australia and Brazil. Identifiable assets of the non-United States operations represented 41% and 36% of total identifiable assets at December 31, 2003 and 2002, respectively, principally reflecting the assets of these operations. Identifiable assets of non-United States operations as a percentage of the Company’s total assets increased in 2003 compared to 2002, due to an increase in assets outside the United States, primarily current assets, partially offset by the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant and a decrease in the Company’s identifiable assets in the United States, primarily the Company’s investment in Equistar. See Notes 2 and 4 to the Consolidated Financial Statements included in this Annual Report.

The Company obtains a portion of its principal raw materials from sources outside the United States. The Company obtains ores used in the production of TiO2 from a number of suppliers in South Africa, Australia, Canada, Brazil and Ukraine. The Company’s Specialty Chemicals business segment obtains a portion of its requirements of CST and gum turpentine and its derivatives from suppliers in Indonesia, China and other Asian countries, Europe and South America.

The Company’s export sales and its non-United States manufacturing and sourcing are subject to the customary risks of doing business abroad, such as fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls and changes in governmental policies. The Company’s exposure to these risks will increase if and to the extent that the Company expands its foreign operations. From time to time, the Company utilizes derivative financial instruments to hedge the impact of currency fluctuations on its purchases and sales.

The functional currency of each of the Company’s non-United States operations is generally the local currency. The Company is subject to the strengthening and weakening of various currencies against each other and against the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering derivative transactions pursuant to the Company’s hedging practices. Translation exposure associated with translating the functional currency financial statements of the Company’s foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. Since the Company’s mix of foreign denominated revenues and costs compared to functional currency denominated revenues and costs varies significantly from subsidiary to subsidiary, it is difficult to predict the impact foreign currency exchange fluctuations will have on the Company’s results. Costs associated with the Company’s non-United States operations are predominately denominated in foreign currencies; however, a portion of the revenue generated by these non-United States operations is denominated in US dollars. As a result of translating the functional currency financial statements of all its foreign subsidiaries into US dollars, consolidated shareholders’ deficit decreased by approximately $128 million and $27 million during 2003 and 2002, respectively, and consolidated shareholders’ equity decreased by $19 million during 2001. Future events, which may significantly increase or decrease the risk of future movement in the currencies in which the Company conducts business, including the Brazilian real or the euro, cannot be predicted.

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

Equity Interest in Equistar

Through its 29.5% interest in Equistar, the Company is a partner in one of the largest chemical producers in the world, with total 2003 revenues of $6.5 billion and assets of $5.0 billion as of December 31, 2003. Equistar is one of the world’s largest, and North America’s second-largest, producer of ethylene. Ethylene is the world’s most widely used petrochemical. Equistar currently is also the third-largest producer of polyethylene in North America, and a leading producer of performance polymers, oxygenated products, aromatics and specialty products.

Equistar commenced operations on December 1, 1997, when the Company contributed substantially all of the assets comprising its former ethylene, polyethylene, ethanol and related products business to Equistar and Lyondell contributed substantially all the assets comprising its petrochemical and polymers business segments to Equistar. On May 15, 1998, the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide, ethylene glycol and other ethylene oxide derivatives businesses of the chemicals subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”). On August 22, 2002, Occidental sold its 29.5% equity interest in Equistar to Lyondell, bringing Lyondell’s ownership interest in Equistar to 70.5%, with the Company continuing to hold its 29.5% interest. See the description of the Equistar Partnership Agreement and Equistar Parent Agreement in “Equity Interest in Equistar — Management of Equistar; Agreements between Equistar, Lyondell and the Company” below.

Equistar’s petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar’s olefins products include ethylene, propylene and butadiene. Olefins and their co-products are basic building blocks used to create a wide variety of products. Ethylene is used to produce polyethylene, ethylene oxide, ethanol, ethylene dichloride and ethylbenzene. Propylene is used to produce polypropylene, acrylonitrile and propylene oxide. Equistar’s oxygenated products include ethylene oxide and its derivatives, ethylene glycol, ethanol and MTBE. Oxygenated products have uses ranging from paint to cleaners to polyester fibers to gasoline additives. Equistar’s aromatics include benzene and toluene.

Equistar’s polymers segment manufactures and markets polyolefins, including high density polyethylene, low density polyethylene, linear low density polyethylene, polypropylene and performance polymers. Polyethylene is used to produce packaging film, grocery and trash bags, housewares, toys and lightweight high-strength plastic bottles and containers for milk, juices, shampoos and detergents. Polypropylene is used in a variety of products including fibers for carpets and upholstery, housewares, automotive components, rigid packaging and plastic caps and other closures. Equistar’s performance polymers include enhanced grades of polyethylene, such as wire and cable insulating resins, polymeric powders, polymers for adhesives, sealants and coatings and reactive polyolefins.

Equistar’s Petrochemicals Segment

Equistar produces a variety of petrochemicals at eleven facilities located in five states. Equistar’s Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils (collectively, “Petroleum Liquids”), to produce ethylene. The use of Petroleum Liquids results in the production of a significant amount of co-products, such as propylene, butadiene, benzene and toluene, and specialty products such as dicyclopentadiene, isoprene, resin oil and piperylenes. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquid feedstocks, including ethane, propane and butane (collectively, “NGLs”). Facilities using Petroleum Liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the first quarter of 2003, when crude oil prices rose sharply in anticipation of the war in Iraq, the advantage was significantly reduced. However, the advantage rebounded strongly in the second quarter of 2003, bringing the 2003 yearly average back to historical levels. Equistar has the capability to realize this margin advantage due to its ability to process Petroleum Liquids at the Channelview, Corpus Christi and Chocolate Bayou, Texas facilities. Equistar temporarily idled its La Porte ethylene facility from June 2003 to August 2003 to lower its average cost of US ethylene production by taking advantage of unused production capacity at its Channelview, Corpus Christi and Chocolate Bayou facilities, which can process Petroleum Liquids. The Channelview facility is particularly flexible because it can range from processing all Petroleum Liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly Petroleum Liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids.

Equistar’s Morris, Illinois, Clinton, Iowa, Lake Charles, Louisiana, and La Porte, Texas plants are designed to use primarily NGLs to produce ethylene with some co-products, such as propylene. Equistar’s La Porte, Texas facility can process heavier NGLs such as butane and natural gasoline. A comprehensive pipeline system connects Equistar’s Gulf Coast plants with major olefin customers. Raw materials are sourced both internationally and domestically from a wide variety of sources. The majority of Equistar’s Petroleum Liquids requirements are purchased via contractual arrangements. Equistar obtains a portion of its olefin raw material requirements from LYONDELL-CITGO Refining LP, a joint venture owned by Lyondell and CITGO Petroleum Corporation (“LCR”), at market-related prices. Raw materials are shipped via vessel and pipeline.

Equistar produces ethylene oxide and derivatives thereof, including ethylene glycol, at facilities located in Pasadena, Texas and through a joint venture with DuPont located in Beaumont, Texas that is 50% owned by Equistar and 50% owned by DuPont. Equistar produces synthetic ethanol at its Tuscola, Illinois facility and denatures ethanol at a facility in Newark, New Jersey.

The following table outlines Equistar’s primary petrochemical products and the annual processing capacity for each product, as of January 1, 2004:

Product	Annual Capacity
Olefins:
Ethylene	11.6 billion pounds (a)
Propylene	5.0 billion pounds (a)(b)
Butadiene	1.2 billion pounds
Oxygenated Products:
Ethylene oxide	1.1 billion pounds ethylene oxide equivalents, 400 million pounds as pure ethylene oxide (c)
Ethylene glycol	1.0 billion pounds (c)
Ethylene oxide derivatives	225 million pounds
MTBE	284 million gallons (d)
Ethanol	50 million gallons
Aromatics:
Benzene	310 million gallons
Toluene	66 million gallons
Specialty Products:
Dicyclopentadiene	130 million pounds

Isoprene	145 million pounds
Resin oil	150 million pounds
Piperylenes	100 million pounds
Alkylate	337 million gallons (e)
Diethyl ether	5 million gallons

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana facility. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions.

(b)	Does not include refinery-grade material or production from the product flexibility unit at Equistar’s Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.

(c)	Includes 350 million pounds/year of ethylene oxide equivalents capacity and 400 million pounds/year of ethylene glycol capacity at the Beaumont, Texas facility, which represents Equistar’s 50% of the total ethylene oxide equivalents capacity and ethylene glycol capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.

(d)	Includes up to 44 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

(e)	Includes up to 172 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

Ethylene produced by the Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced at Equistar’s La Porte facility is consumed as a raw material by Equistar’s polymers operations and the Company’s VAM operations in La Porte and also is distributed by pipeline for Equistar’s other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar’s Gulf Coast polymers and ethylene oxide and glycol facilities as well as Equistar’s affiliates and unrelated parties. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. For the year ended December 31, 2003, approximately 70% of the ethylene produced by Equistar, based on sales dollars, was consumed by Equistar’s polymers or oxygenated products businesses or sold to Equistar’s owners and their affiliates at market-related prices. In addition, Equistar also had significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which is the beneficial owner of approximately 25% of Lyondell) during 2003 pursuant to a long-term ethylene supply agreement.

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

The bases for competition in Equistar’s petrochemical products are price, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP (“Chevron Phillips”), Dow, Enterprise Products Partners L.P., ExxonMobil Chemical Company (“ExxonMobil”), Huntsman Chemical Company (“Huntsman”), and Shell Chemical Company. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

Equistar’s Polymers Segment

Through facilities located at nine plant sites in four states, Equistar’s polymers business unit manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

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

Equistar’s Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Equistar’s ethylene production as well as propylene purchased from unrelated parties. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco. Equistar produces performance polymers products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar produces wire and cable insulating resins and compounds at its La Porte, Texas facility, and wire and cable insulating compounds at its Fairport Harbor, Ohio facility. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the La Porte, Texas facility at the end of the first quarter of 2004. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco.

Equistar’s polymers facilities have the capacity to produce annually 3.2 billion pounds of high density polyethylene, 1.4 billion pounds of low density polyethylene, 1.1 billion pounds linear low density polyethylene and 280 million pounds of polypropylene. Equistar’s polymers facilities also produce wire and cable insulating resins and compounds, polymeric powders, polymers for adhesives, sealants and coatings, and reactive polyolefins. These products are enhanced grades of polyethylene. Equistar’s capacity to produce these products is included in the capacity figures for polyethylene, discussed above.

The primary raw material for Equistar’s polymers segment is ethylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar’s polyethylene and polypropylene production facilities can receive their ethylene directly from Equistar’s petrochemical facilities via Equistar’s olefins pipeline system, third party pipelines or Equistar’s own on-site production. All of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s petrochemicals segment. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s petrochemicals segment and from unrelated parties.

Equistar’s polymers products are primarily sold to an extensive base of established customers. Approximately 65% of Equistar’s polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and its customer. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its polymers products in the rest of the world. Polymers are distributed primarily by railcar.

The bases for competition in Equistar’s polymers products are price, product performance, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, Chevron Phillips, Dow, Eastman, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals Corporation (“NOVA Chemicals”), and Westlake Polymers. Industry consolidation has concentrated North American production capacity under the control of fewer, although larger and stronger, competitors.

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

The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell and the Company include changes in the scope of Equistar’s business, approval of the five-year Strategic Plan (and annual updates thereof) (the “Strategic Plan”), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by an approved Strategic Plan, additional investments by Equistar’s partners not contemplated by an approved Strategic Plan or required to achieve or maintain compliance with health, safety and environmental laws if the partners are required to contribute more than a total of $100 million in a specific year or $300 million in a five-year period, incurring or repaying debt under certain circumstances, issuing or repurchasing partnership interests or other equity securities of Equistar, making certain distributions, hiring and firing executive officers of Equistar (other than Equistar’s Chief Executive Officer), approving material compensation and benefit plans for employees, commencing and settling material lawsuits, selecting or changing accountants or accounting methods and merging or combining with another business. All decisions of the Partnership Governance Committee that do not require consent of the representatives of Lyondell and the Company (including approval of Equistar’s annual budget, which must be consistent with the most recently approved Strategic Plan, and selection of Equistar’s Chief Executive Officer, who must be reasonably acceptable to the Company) may be made by Lyondell’s representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as the Chief Executive Officer of Equistar.

Millennium Petrochemicals and Equistar entered into an agreement on December 1, 1997 providing for the transfer of assets to Equistar. Among other things, the agreement sets forth representations and warranties by Millennium Petrochemicals with respect to the transferred assets and requires indemnification by Millennium Petrochemicals with respect to such assets. The agreement also provides for the assumption of certain liabilities by Equistar, subject to specified limitations. Lyondell and Occidental entered into similar agreements with Equistar with respect to the transfer of their respective assets and Equistar’s assumption of liabilities. Millennium Petrochemicals, Lyondell and Occidental each remains liable under these indemnification arrangements to the same extent following Lyondell’s acquisition of Occidental’s interest in Equistar as it was before.

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

Equistar Partnership Agreement: Without the consent of the general partners of Equistar, no partner may transfer less than all of its interest in Equistar, nor can any partner transfer its interest other than for cash. If one of the limited partners and its affiliated general partner desire to transfer, via a cash sale, all of their units, they must give written notice to Equistar and the other partner and the non-selling partner shall have the option, exercisable by delivering written acceptance notice of the exercise to the selling partner within 45 days after receiving notice of the sale, to elect to purchase all of the partnership interests of the selling partner on the terms described in the initial notice. The notice of acceptance will set a date for closing the purchase, which is not less than 30 nor more than 90 days after delivery of the notice of acceptance, subject to extension. The purchase price for the selling partners’ partnership interests will be paid in cash.

If the non-selling partner does not elect to purchase the selling partner’s partnership interests within 45 days after the receipt of initial notice of sale, the selling partner will have a further 180 days during which it may consummate the sale of its units to a third-party purchaser. The sale to a third-party purchaser must be at a purchase price and on other terms that are no more favorable to the purchaser than the terms offered to the non-selling partner. If the sale is not completed within the 180-day period, the initial notice will be deemed to have expired, and a new notice and offer shall be required before the selling partner may make any transfer of its partnership interests.

Before the selling partner may consummate a transfer of its partnership interests to a third party under the Equistar Partnership Agreement, the selling partner must demonstrate that the person willing to serve as the proposed purchaser’s guarantor has outstanding indebtedness that is rated investment grade by Moody’s Investor’s Services, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”). If the proposed guarantor has no rated indebtedness outstanding, it shall provide an opinion from a nationally recognized investment banking firm that it could be reasonably expected to obtain suitable ratings. In addition, a partner may transfer its partnership interests only if, together with satisfying all other requirements (1) the transferee executes an appropriate agreement to be bound by the Equistar Partnership Agreement, (2) the transferor and/or the transferee bears all reasonable costs incurred by Equistar in connection with the transfer and (3) the guarantor of the transferee delivers an agreement to the ultimate parent entity of the non-selling partner and to Equistar substantially in the form of the Equistar Parent Agreement.

Equistar Parent Agreement: Without the consent of Lyondell or the Company (collectively, the “Parents”) as the case may be, the other Parent may not transfer less than all of its interests in the entities that hold its general partnership and limited partnership interests in Equistar (the “Partner Sub Stock”) except in compliance with the following provisions.

Each Parent may transfer all, but not less than all, of its Partner Sub Stock, without the consent of the other Parent, if the transfer is in connection with either (1) a merger, consolidation, conversion or share exchange of the transferring Parent or (2) a sale or other disposition of (A) the Partner Sub Stock, plus (B) other assets representing at least 50% of the book value of the transferring Parent’s assets excluding the Partner Sub Stock, as reflected on its most recent audited consolidated or combined financial statements.

The transferring Parent may be released from its guarantee obligations under the Equistar Parent Agreement after the successor parent agrees to be bound by the transferring Parent’s obligations.

Unless a transfer is permitted under the provisions described above, a Parent desiring to transfer all of its Partner Sub Stock to any person, including the other Parent or any affiliate of the other Parent, may only transfer its Partner Sub Stock for cash consideration and must give a written right of first option to Equistar and the other Parent. The offeree Parent will then have the option to elect to purchase all of the Partner Sub Stock of the selling Parent, on the terms described in the right of first offer. If the offeree Parent does not elect to purchase all of the selling Parent’s Partner Sub Stock within 45 days after the receipt of the initial notice from the selling Parent, the selling Parent will have a further 180 days during which it may, subject to the provisions of the following paragraph, consummate the sale of its Partner Sub Stock to a third-party purchaser at a purchase price and on other terms that are no more favorable to the purchaser than the initial terms offered to the offeree Parent. If the sale is not completed within the further 180-day period, the right of first offer will be deemed to have expired and a new right of first offer is required.

Before the selling Parent may consummate a transfer of its Partner Sub Stock to a third party under the provisions described in the preceding paragraph, the selling Parent must demonstrate to the other Parent that the proposed purchaser, or the person willing to serve as its guarantor as contemplated by the terms of the Equistar Parent Agreement, has outstanding indebtedness that is rated investment grade by either Moody’s or S&P. If such proposed purchaser or the other person has no rated indebtedness outstanding, that person shall provide an opinion from Moody’s, S&P or from a nationally recognized investment banking firm that it could be reasonably expected to obtain a suitable rating. Moreover, a Parent may transfer its Partner Sub Stock under the previous paragraph only if all of the following occur: (A) the transfer is accomplished in a nonpublic offering in compliance with, and exempt from, the registration and qualification requirements of all federal and state securities laws and regulations; (B) the transfer does not cause a default under any material contract which has been approved unanimously by the Partnership Governance Committee and to which Equistar is a party or by which Equistar or any of its properties is bound; (C) the transferee executes an appropriate agreement to be bound by the Equistar Parent Agreement; (D) the transferor and/or transferee bear all reasonable costs incurred by Equistar in connection with the transfer; (E) the transferee, or the guarantor of the obligations of the transferee, delivers an agreement to the other Parent and Equistar substantially in the form of the Equistar Parent Agreement; and (F) the transferor is not in default in the timely performance of any of its material obligations to Equistar.

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

La Porte Methanol Company’s methanol plant had an annual production capacity of 207 million gallons as of December 31, 2003. The plant employs a process supplied by a major engineering and construction firm to produce methanol.

Methanol is used primarily as a feedstock to produce acetic acid, MTBE and formaldehyde. The Company uses approximately 80 million gallons of La Porte Methanol Company’s annual methanol production for the manufacture of acetic acid at the Company’s La Porte, Texas acetic acid plant. The methanol produced by La Porte Methanol Company not consumed by the Company or sold by Linde to a customer of Linde is marketed by the Company on behalf of itself and Linde. Methanol is sold under contracts that range in term from one to six years and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

The principal feedstocks for the production of methanol are carbon monoxide and hydrogen, collectively termed synthesis gas or syngas. These raw materials are largely supplied to La Porte Methanol Company from Linde’s syngas plant at La Porte, Texas. La Porte Methanol Company also purchases relatively small volumes of hydrogen from time to time from other parties.

La Porte Methanol Company’s principal competitors in the methanol business are Methanex Company, Saudi Basic Industries Corporation, and Caribbean Petrochemical Marketing Company Limited.

Employees

At December 31, 2003, the Company had approximately 3,600 full- and part-time employees. Approximately 3,000 of the Company’s employees were engaged in manufacturing; 400 were engaged in sales, distribution and technology; and 200 were engaged in administrative, executive and support functions. Approximately one-fourth of the Company’s United States employees are represented by various labor unions, and a significant percentage of the Company’s European and Brazilian employees are represented by various worker associations. Of the Company’s ten collective bargaining agreements or other required labor negotiations, five must be renegotiated on an annual basis, two were renegotiated in 2003 and three must be renegotiated in 2004. All required annual renegotiations relate to units outside the United States. The Company believes that the relations between its operating subsidiaries and their respective employees, unions and worker associations are generally good.

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

The Company’s annual operating expenses relating to environmental matters were approximately $55 million, $46 million and $46 million in 2003, 2002 and 2001, respectively. These amounts cover, among other things, the Company’s cost of complying with environmental regulations and permit conditions, as well as managing and minimizing its waste. Capital expenditures for environmental compliance and remediation were approximately $9 million, $17 million and $19 million in 2003, 2002 and 2001, respectively. In addition, capital expenditures for projects in the normal course of operations and major expansions include costs associated with the environmental impact of those projects that are inseparable from the overall project cost. Capital expenditures and costs and operating expenses relating to environmental matters for years after 2003 will be subject to evolving regulatory requirements and will depend, to some extent, on the amount of time required to obtain necessary permits and approvals.

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, in December 2000, the Texas Commission on Environmental Quality (the “TCEQ”) submitted a plan to the United States Environmental Protection Agency (“EPA”) requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide (“NOx”) emissions. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds (“HRVOCs”), such as ethylene, propylene, butadiene and butanes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 million and $200 million before the 2007 deadline, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar’s spending through December 31, 2003 totaled $69 million. Equistar is still assessing the impact of the new HRVOC control requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

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

Certain Company subsidiaries have been named as defendants, potentially responsible parties (the “PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently or previously owned, operated or used by the Company’s current or former subsidiaries or their predecessors, some of which are on the Superfund National Priorities List of the EPA or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage, or both. Based upon third-party technical reports, the projections of outside consultants or outside counsel, or both, the Company has estimated its individual exposure at these sites to range between $0.01 million for several small sites and $68 million for the Kalamazoo River Superfund Site in Michigan. A subsidiary of the Company is named as a PRP at the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. Originally commenced on December 2, 1987 in the United States District Court for the Western District of Michigan as Kelly v. Allied Paper, Inc. et al., the matter was stayed and is being addressed under the Comprehensive Environmental Response, Compensation and Liability Act. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the “Draft Study”), which evaluated a number of remedial options and recommended a remedy involving the stabilization of several miles of river bank and the long-term monitoring of river sediments at a total collective cost of approximately $73 million. The five remedial options considered in the Draft Study range from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated nine additional potential remedies. The cost for these remedial options above the amounts accrued could range from $0 to $2.5 billion; however, the Company strongly believes that the likelihood of the cost being $2.5 billion is remote. During 2001, additional sampling activities were performed in discrete parts of the river. At the end of 2001, the EPA took responsibility for the site at the request of the State. While the State has submitted negative comments to the EPA on the Draft Study, the EPA has yet to comment. The Company estimated its liability at this site based upon the KRSG Draft Study’s recommended remedy. Based upon an interim allocation agreed to at the end of 2002, the Company is paying 35% of costs related to studying and evaluating the environmental condition of the river and will begin paying 55% of such costs in 2004. The Company’s ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

In April 1997, the Illinois Attorney General filed a complaint in Circuit Court in Grundy, Illinois alleging releases into the environment from Millennium Petrochemical’s former Morris, Illinois facility (which was contributed to Equistar on December 1, 1997). Equistar has reached a tentative settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000, and is finalizing the settlement decree with the State of Illinois. The Company is responsible for paying this amount pursuant to the agreement under which Equistar was formed on December 1, 1997.

The Company has accrued $107 million as of December 31, 2003 for potential liabilities for environmental and other contingencies, collectively, but which primarily relate to environmental remediation activities. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year.

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

Patents, Trademarks, and Licenses

The Company’s subsidiaries have numerous United States and foreign patents, registered trademarks and trade names, together with applications. The Company has licensed to others certain of its process technology for the manufacture of VAM. The Company is also licensed by others in the application of certain processes and equipment designs related to its Acetyls business segment. The Company generally does not license its Titanium Dioxide and Related Products business segment’s proprietary processes to third parties or hold licenses from others. While the patents and licenses of the Company’s subsidiaries provide certain competitive advantages and are considered important, particularly with regard to processing technologies such as the Company’s proprietary titanium dioxide chloride production process, the Company’s proprietary acetic acid process and the Company’s proprietary terpene chemistry process, the Company does not consider its business, as a whole, to be materially dependent upon any one particular patent or license.

Senior Executive Officers

The following individuals serve as senior executive officers of the Company:

Name	Position
Robert E. Lee	President and Chief Executive Officer

John E. Lushefski	Executive Vice President and Chief Financial Officer

C. William Carmean	Senior Vice President, General Counsel and Secretary

Timothy E. Dowdle	Senior Vice President – Manufacturing, Supply Chain and Research and Development

Marie S. Dreher	Senior Vice President – Strategic and Corporate Development

Myra J. Perkinson	Senior Vice President – Human Resources

Mr. Lee, 47, has served as the President and Chief Executive Officer of the Company since July 2003. He was the Executive Vice President – Growth and Development of the Company from March 2001 to July 2003. He was President and Chief Executive Officer of Millennium Inorganic Chemicals Inc. from June 1997 to March 2001. From the Demerger to June 1997, he served as the President and Chief Operating Officer of the Company. He has been a Director of the Company since the Demerger. Mr. Lee was a Director and the Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until the Demerger, an Associate Director of Hanson from 1992 until the Demerger, Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995, Vice President and Treasurer of Hanson Industries from 1990 to 1992, and Treasurer of Hanson Industries from 1987 to 1990. He joined Hanson Industries in 1982. Mr. Lee is a member of the Equistar Partnership Governance Committee.

Mr. Lushefski, 48, has served as Executive Vice President and Chief Financial Officer of the Company since July 2003. He was Senior Vice President and Chief Financial Officer of the Company from the Demerger in 1996 to July 2003. He was a Director and the Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until the Demerger. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary that held Hanson’s coal mining operations, from 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. Mr. Lushefski initially joined Hanson Industries in 1985. Mr. Lushefski is a member of the Equistar Partnership Governance Committee.

Mr. Carmean, 51, has served as Senior Vice President, General Counsel and Secretary of the Company since January 2002. He was Vice President – Legal of the Company from December 1997 to December 2001. He was Associate General Counsel of the Company from the Demerger to December 1997, Associate General Counsel of Hanson Industries from 1993 to the Demerger, and Corporate Counsel of Quantum Chemical Corporation from

1990 until its acquisition by Hanson in 1993. Mr. Carmean is a member of the Equistar Partnership Governance Committee.

Mr. Dowdle, 52, has served as Senior Vice President – Manufacturing, Supply Chain and Research and Development of the Company since July 2003. He was Senior Vice President – Manufacturing, Operational Excellence Businesses of the Company from March 2001 to July 2003. He served as Senior Vice President – Global Manufacturing of Millennium Inorganic Chemicals from January 1999 to March 2001 and as Vice President – Manufacturing of Millennium Inorganic Chemicals from September 1997 to January 1999. Mr. Dowdle served as General Manager of Millennium Petrochemicals’ Morris Complex from June 1993 to September 1997. He joined Millennium Petrochemicals in 1980.

Ms. Dreher, 45, has served as Senior Vice President – Strategic and Corporate Development of the Company since July 2003. She was Senior Vice President – Strategic Development of the Company from January 2003 to July 2003. She was Vice President – Finance of the Company from March 2001 to December 2002. She served as Senior Vice President and Chief Financial Officer of Millennium Inorganic Chemicals from August 2000 to March 2001. She was Vice President – Corporate Controller of the Company from October 1996 to August 2000. Ms. Dreher joined Hanson Industries in 1994 as Assistant Corporate Controller, and was appointed Director - Planning and Budgeting in 1995.

Ms. Perkinson, 52, has served as Senior Vice President – Human Resources of the Company since August 2002. Prior to re-joining the Company, she was Vice President, People, Olefins & Polyolefins for NOVA Chemicals starting in April 2000. From 1997 to 1999, she was Vice President, Human Resources for Equistar. Prior thereto, she was Vice President, Human Resources, for Millennium Petrochemicals. Ms. Perkinson joined Millennium Petrochemicals Inc. in 1973.

PART II

Item 6.	Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2003 have been restated for the following: (a) the August 2004 Restatement corrected errors in the computation of deferred income taxes relating to the Company’s investment in Equistar and (b) the February 2005 Restatement corrects errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. The effects of these restatements on the Company’s selected financial data are presented in the table that follows the selected financial data in this Item 6, and are more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in this Amendment No. 5.

The selected financial data included below were derived from the Consolidated Financial Statements of the Company, and should be read in conjunction with such financial statements, including the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in Part II, Items 8 and 7, respectively, of this Amendment No. 5.

Selected Financial Data

	Year Ended December 31,
	2003		2002		2001		2000		1999
	(Restated)*		(Restated)*		(Restated)*		(Restated)*		(Restated)*
	(Millions, except per share data)
Income Statement Data
Net sales	$1,687		$1,554		$1,590		$1,793		$1,589
Operating (loss) income	(54	)(1)	64	(5)	14	(8)	201	(11)	139	(13)
(Loss) earnings on Equistar investment	(100	)(2)	(73)		(83	)(9)	45	(9)	(7	)(9)
(Loss) income from continuing operations before cumulative effect of accounting change	(185	)(3)	(39	)(6)	(56	)(10)	111	(12)	(545	)(14)
Cumulative effect of accounting change	(1	)(4)	(305	)(7)	—		—		—
Net (loss) income from continuing operations	(186	)(3)	(344	)(6)	(56	)(10)	111	(12)	(545	)(14)
Basic (loss) earnings per share from continuing operations before cumulative effect of accounting change	(2.89	)(3)	(0.61	)(6)	(0.88	)(10)	1.73	(12)	(7.88	)(14)
Basic (loss) earnings per share from continuing operations	(2.91	)(3)	(5.41	)(6)	(0.88	)(10)	1.73	(12)	(7.88	)(14)
Dividends declared per share	0.27		0.54		0.54		0.54		0.54
Balance Sheet Data (at period end)
Total assets	$2,398		$2,396		$2,965		$3,259		$3,286
Total liabilities	2,462		2,428		2,459		2,634		2,624
Minority interest	27		19		21		22		16
Shareholders’ (deficit) equity	(91)		(51)		485		603		646
Other Data (with respect to continuing operations)
Depreciation and amortization	$113		$102		$110		$113		$105
Capital expenditures	48		71		97		110		109

*	The Company restated its financial statements as disclosed in Notes 19 and 20 to the Consolidated Financial Statements included in this Amendment No. 5. The tables that follow in this Item 6 presents a summary of the effect of these restatements.

(1)	Includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant, $18 million of reorganization and office closure costs associated with the Company’s cost reduction program and a $3 million charge to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses.

(2)	Includes the Company’s share of Equistar’s financing costs of $11 million, loss on sale of assets of $4 million and severance costs of $2 million.

(3)

Includes after-tax asset impairment charges of $101 million, or $1.58 per share, associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant; a tax charge of $22 million, or $0.34 per share, to provide a full valuation allowance for newly generated deferred tax assets of the Company’s French subsidiaries, unrelated to the impairment charges reported in 2003; a net tax benefit of $18 million, or $0.28 per share, unrelated to transactions in 2003; after-tax reorganization and office closure charges of $12 million, or $0.19 per share; an after-tax charge of $2 million, or $0.03 per share, to increase reserves for the estimated costs to resolve environmental and legal claims related to predecessor businesses and an after-tax benefit of $2 million, or $0.03 per share, from the collection of a note receivable previously written off. In addition, this amount includes the Company’s after-tax share of

Equistar’s financing costs of $7 million, or $0.11 per share, loss on sale of Equistar’s assets of $3 million, or $0.04 per share, and Equistar’s severance costs of $1 million, or $0.02 per share.

(4)	Reflects the cumulative effect of a change in accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143. See “Cumulative Effect of Accounting Changes” in Item 7 included in this Amendment No. 5.

(5)	Includes a charge of $10 million to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses.

(6)	Includes an after-tax charge of $7 million, or $0.11 per share, to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses, a tax benefit of $22 million, or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 million, or $0.16 per share, to establish a valuation allowance against deferred tax assets for the Company’s French subsidiaries.

(7)	Reflects the cumulative effect of a change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See “Cumulative Effect of Accounting Changes” in Item 7 included in this Amendment No. 5.

(8)	Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company’s goodwill amortization.

(9)	Includes $10 million of Equistar’s goodwill amortization.

(10)	Includes $24 million after-tax or $0.38 per share in reorganization and plant closure charges, an additional $4 million or $0.07 per share representing the Company’s after-tax share of costs related to the shutdown of Equistar’s Port Arthur, Texas plant, $9 million after-tax or $0.14 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company’s goodwill amortization, $10 million or $0.16 per share of Equistar’s goodwill amortization and a tax benefit of $42 million or $0.66 per share from a reduction in the Company’s income tax accruals due to favorable developments related to matters reserved for in prior years.

(11)	Includes $6 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company’s goodwill amortization.

(12)	Includes $4 million after-tax or $0.06 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, $13 million or $0.20 per share of the Company’s goodwill amortization and $10 million or $0.16 per share of Equistar’s goodwill amortization.

(13)	Includes $5 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $12 million of the Company’s goodwill amortization.

(14)	Includes a charge for loss in value of the Equistar interest of $639 million to reduce the carrying value of the Equistar interest to estimated fair value, $3 million after-tax or $0.04 per share to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses, and $12 million or $0.17 per share of the Company’s goodwill amortization and $10 million or $0.14 per share of Equistar’s goodwill amortization.

The table that follows presents a summary of the effect of the August 2004 Restatement described above on the Company’s selected financial data, as reported in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. See Note 19 to the Consolidated Financial Statements included in this Amendment No. 5 for a complete description of the August 2004 Restatement.

	Year Ended December 31,
	2003(1)		2002(1)		2001(1)		2000(1)		1999(1)(2)
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(Millions)
Balance sheet data (at period end)
Total liabilities	$2,444	$2,429	$2,412	$2,397	$2,454	$2,439	$2,631	$2,616	$2,621	$2,606
Shareholders’ (deficit) equity	(73)	(58)	(35)	(20)	490	505	606	621	649	664

(1)	The restatement for deferred taxes related to the Company’s investment in Equistar (see Note 19 to the Consolidated Financial Statements included in this Amendment No. 5) had no impact on Income Statement Data for the years 2000 through 2003. The August 2004 Restatement decreased income tax expense and net loss from continuing operations by $4 million in 1999 (see Income Statement Data below) and decreased Total liabilities and increased Shareholders’ equity at December 31, 1998 by $11 million.

(2)	A summary of the effect of the August 2004 Restatement on Income Statement Data for the year ended December 31, 1999 follows:

	Year Ended December 31, 1999 (Millions, except per share data)
	As Reported	As Restated
Income Statement Data
Loss from continuing operations before cumulative effect of accounting change	$(549)	$(545)
Net loss from continuing operations	(549)	(545)
Basic loss per share from continuing operations before cumulative effect of accounting change	(7.93)	(7.88)
Basic loss per share from continuing operations	(7.93)	(7.88)

The table that follows presents a summary of the effect of the February 2005 Restatement described above on the Company’s selected balance sheet data, as reported in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. See Note 20 to the Consolidated Financial Statements included in this Amendment No. 5 for a complete description of the February 2005 Restatement.

	Year Ended December 31,
	2003		2002		2001		2000		1999
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(Millions)
Balance sheet data (at period end):
Total liabilities	$2,429	$2,462	$2,397	$2,428	$2,439	$2,459	$2,616	$2,634	$2,606	$2,624
Shareholders’ (deficit) equity	(58)	(91)	(20)	(51)	505	485	621	603	664	646

The table that follows presents a summary of the effect of the February 2005 Restatement described above on the Company’s selected income statement data, as reported in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A, for the years ended December 31, 2003, 2002 and 2001. The February 2005 Restatement did not affect the Company’s results of operations for the years ended December 31, 2000 and 1999. See Note 20 to the Consolidated Financial Statements included in this Amendment No. 5 for a complete description of the February 2005 Restatement.

	Year Ended December 31,
	2003		2002		2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(Millions)
Income statement data:
Selling, development and administrative expense	$127	$130	$138	$154	$169	$169
Operating income (loss)	(51)	(54)	80	64	14	14
Loss before income taxes and minority interest	(243)	(246)	(80)	(96)	(150)	(150)
Benefit from income taxes	65	66	58	63	100	100
Loss before minority interest and cumulative effect of accounting change	(178)	(180)	(22)	(33)	(50)	(50)
Loss before cumulative effect of accounting change	(183)	(185)	(28)	(39)	(54)	(56)
Net loss	(184)	(186)	(333)	(344)	(54)	(56)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(2.86)	(2.89)	(0.44)	(0.61)	(0.85)	(0.88)
After cumulative effect of accounting change	(2.88)	(2.91)	(5.24)	(5.41)	(0.85)	(0.88)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S, D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company’s cost reduction program announced in July 2003 and the Company’s reorganization activities in 2001 (see Note 3 to the Consolidated Financial Statements included in this Amendment No. 5), are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method. (See Notes 1 and 4 to the Consolidated Financial Statements included in this Amendment No. 5.) A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto. In connection with the forward-looking statements that appear in the following information, please carefully review the Cautionary Statements in “Disclosure Concerning Forward-Looking Statements” included in this Amendment No. 5.

Restatements of Financial Statements

The Company previously restated its financial statements for the years 1998 through 2002 and for the first quarter of 2003 to correct errors in its accounting for deferred taxes relating to its Equistar investment, the calculation of its pension benefit obligations, its accounting for a multi-year precious metals agreement, and the timing of its recognition of income and expense associated with previously established reserves for legal, environmental and other contingencies for certain of the Company’s predecessor businesses.

In addition, during the course of the Company’s review of its deferred tax assets related to its investment in Equistar, the Company reexamined the deferred tax asset associated with its French subsidiaries and concluded that, due to the unlikelihood of realizing the value of that asset, it should be eliminated as of December 31, 2002. Finally, as a consequence of the Company’s review of its accounting with respect to its investment in Equistar, the Company elected to further amend its Consolidated Statements of Operations for the years 1998 through 2002 to reclassify to Selling, development and administrative expense various costs allocated to its investment in Equistar and previously included in (Loss) earnings on Equistar investment in those Consolidated Statements of Operations.

On November 12, 2003, the Company filed with the Securities and Exchange Commission Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, and on November 14, 2003, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, to reflect changes therein required as a consequence of the restatements and the reclassification described above. A detailed discussion of that restatement of the Company’s financial statements (the “November 2003 Restatement”), including a summary of the aggregate effect of the changes implemented as a result of the November 2003 Restatement, as well as the reclassification of costs associated with the Company’s investment in Equistar, can be found in Note 19 to the Consolidated Financial Statements included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Note 2 to the Consolidated Financial Statements included in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

In addition to the November 2003 Restatement, the Company previously restated its financial statements for the years 2001 through 2003 to correct errors in the computation of deferred income taxes relating to the Company’s investment in Equistar (the “August 2004 Restatement”). The November 2003 Restatement overstated the Company’s liability for deferred income taxes relating to its Equistar investment. The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 and 2002 by $15 million. The August 2004 Restatement similarly decreased liabilities for deferred income taxes and increased Shareholders’ equity at December 31, 2001 and 2000 by $15 million. The August 2004 Restatement did not affect the Company’s cash flow or operating income in any year. See Note 19 to the Consolidated Financial Statements for additional information.

On August 9, 2004, the Company filed with the Securities and Exchange Commission Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 and also filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect changes required therein as a consequence of the August 2004 Restatement. A detailed discussion of the August 2004 Restatement, including a summary of the effect of the changes implemented by the August 2004 Restatement, can be found in Note 19 to the Consolidated Financial Statements included in this Amendment No. 5.

In addition to the November 2003 Restatement and the August 2004 Restatement, this Amendment No. 5 reflects the restatement of the Company’s financial statements for the years 2001 through 2003 to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). The February 2005 Restatement increased environmental remediation liabilities by $46 million, decreased deferred tax liabilities by $15 million, and increased the Accumulated deficit by $31 million as of December 31, 2003. Net loss for the years ended December 31, 2003 and 2002 increased by $2 million, or $0.03 per share, and $11 million or $0.17 per share, respectively, as a result of the February 2005 Restatement, and there was no impact on 2001 net income or earnings per share. The February 2005 Restatement similarly increased liabilities for all periods and increased Shareholders’ deficit at December 31, 2002, and reduced Shareholders’ equity at December 31, 2001, 2000, and 1999, and reduced net income or increased net loss for the years then ended, by various amounts. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. See Note 20 to the Consolidated Financial Statements for additional information.

On February 14, 2005, the Company filed with the Securities and Exchange Commission this Amendment No. 5 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 and will file, as soon as practicable, Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, and Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 to reflect changes required therein as a consequence of the February 2005 Restatement. A detailed discussion of the February 2005 Restatement, including a summary of the effect of the changes implemented by the February 2005 Restatement, can be found in Note 20 to the Consolidated Financial Statements included in this Amendment No. 5 and in Note 18 to the Consolidated Financial Statements (Unaudited) included in Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, and Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004.

Major Factors Affecting 2003 Results

•	The Company’s results in 2003 include non-cash, pre-tax asset impairment charges of $103 million ($101 million after tax or $1.58 per share) associated primarily with the writedown of property, plant and equipment at its Le Havre, France TiO2 manufacturing plant.

•	During 2003, the Company recorded pre-tax reorganization and office closure charges of $18 million ($12 million after tax or $0.19 per share) associated with its cost reduction program.

•	2003 results include a net tax benefit of $18 million or $0.28 per share unrelated to 2003 transactions and a tax charge of $22 million or $0.34 per share to provide a full valuation allowance for newly generated deferred tax assets of the Company’s French subsidiaries unrelated to the impairment charges reported in 2003.

•	TiO2 and Acetyls average selling prices, after reaching a low in the first quarter of 2002, rose steadily from the second quarter of 2002 to the second quarter of 2003 as certain of the worldwide price increases announced during 2002 and the first quarter of 2003 by the Company and most other major producers for TiO2 and for Acetyls’ principal products were gradually realized. Although average selling prices for both TiO2 and Acetyls decreased slightly from the second quarter of 2003 to the end of the year, average selling prices for TiO2 for the full year 2003 were higher than the prior year and Acetyls average selling prices for the full year 2003 were significantly higher than 2002 average prices.

•	Demand for TiO2 decreased from the prior year primarily due to the lack of a coatings season in most of North America due to poor weather conditions, as well as weak global economic conditions throughout most of 2003.

•	Sales prices measured in US dollars further increased due to the strengthening of the euro, the British pound and the Australian dollar versus the US dollar. The weakening US dollar increased foreign currency based manufacturing costs, when measured in US dollars, which substantially offset revenue increases from foreign currency strength.

•

TiO2 manufacturing costs increased in 2003 compared to 2002 primarily due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, higher maintenance and fixed costs, and higher costs for utilities, including higher natural gas costs. The increase in average selling prices was more than offset by the increase in manufacturing costs during 2003, which contributed to lower margins for the TiO2 business segment.

•	Acetyls revenues were higher in 2003 compared to 2002 due to significantly higher average selling prices as the result of price increases and the favorable effect of translating foreign currency denominated sales into US dollars. The price increases were implemented in response to significantly higher feedstock and energy costs. In addition, Acetyls sales volume was slightly higher in 2003 compared to 2002 primarily due to higher acetic acid sales volume.

•	Acetyls production costs per ton increased significantly in 2003 compared to 2002 primarily due to higher feedstock and energy costs, particularly natural gas and ethylene. However, the increase in production costs were more than offset by higher average selling prices, contributing to higher margins in the Acetyls business segment.

•	Continued soft demand and strong competition from low-cost manufacturers characterized the business environment for Specialty Chemicals in 2003. Manufacturing and other costs of sales were higher in 2003 compared to 2002 primarily due to an increase in the cost of crude sulfate turpentine (“CST”) and the use of a higher-cost alternative raw material due to the short supply of CST, and higher natural gas costs.

•	Interest costs were higher in 2003 compared to 2002 as the result of higher average debt levels and the higher cost of debt. In April 2003, the Company issued $100 million additional principal amount of 9.25% Senior Notes and in November 2003 $150 million of 4% Convertible Senior Debentures. Additionally, in November 2003, the Company terminated its European receivables securitization program.

•	At Equistar, operating losses in 2003 were greater than 2002. Equistar’s results in 2003 include lower sales volume and significantly higher raw material and energy costs, which were only partially offset by higher average selling prices. In response to the higher raw material and energy costs in 2003, Equistar implemented significant sales price increases in 2003 for substantially all of its petrochemicals and polymers products. Raw material and energy cost increases of nearly $1 billion were recovered through sales price increases in 2003. However, the magnitude of these price increases had a negative effect on demand and contributed to lower sales volume.

Outlook for 2004

Operating income in the first quarter of 2004 for the TiO2 business segment is expected to be slightly higher than the fourth quarter of 2003 excluding asset impairment charges (fourth quarter 2003 operating loss was $102 million; however, excluding $103 million of asset impairment charges operating income would have been $1 million), but substantially lower than the first quarter of 2003. Sales volume in the first quarter of 2004 is expected to be seasonally higher than the fourth quarter of 2003, but manufacturing costs are expected to remain high in part due to anticipated continued weakness in the US dollar compared to foreign currencies.

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

The completion of scheduled maintenance turnarounds at three of Equistar’s largest ethylene plants has better positioned Equistar to take advantage of any recovery in 2004. A fourth ethylene plant will begin a scheduled maintenance turnaround in the first quarter of 2004. Thus far in 2004, Equistar has seen a continuation of the improvement in product sales volume experienced in the second half of 2003. However, Equistar’s product margins are heavily dependent on hydrocarbons pricing, primarily crude oil and natural gas. Thus far in 2004, hydrocarbon prices have remained high and volatile. Equistar has responded by implementing product price increases and announcing additional product price increases across the majority of its product lines. Since Equistar’s products have broad utilization across the economy, external factors such as the pace of global economic growth, in addition to raw materials pricing, will be important factors to Equistar’s financial performance during 2004.

The Company’s priorities in 2004 will continue to be increasing customer focus, reducing costs and improving financial flexibility. Based on negotiations with customers during the last few months, the Company’s market share in the TiO2 business segment continues to improve. Indications thus far in 2004 of increased demand as well as continuing improvement in the economy are expected to support the TiO2 price increases announced in the fall of 2003. The successful implementation of these announced price increases as well as those announced in the first quarter of 2004 for certain of the Company’s TiO2 and Acetyls products is dependent on continuing economic recovery and strong customer demand. Successful implementation of announced price increases will be a key business driver for improving and sustaining margins in the TiO2 and Acetyls business segments in 2004. The Company will continue to evaluate opportunities to decrease production costs through both structural and control measures. All costs and capital expenditures will continue to be managed tightly. Feedstock costs, particularly ethylene and natural gas costs, will be critical to profitability in the Acetyls business segment. The Company will continue to seek options to reduce debt in 2004 and progress with its plans to dispose of non-core assets that have limited strategic value. The Company’s Specialty Chemicals business segment will implement measures to reduce the number of its product offerings and total costs, while the Company entertains offers to purchase this business, as it is not a key strategic long-term asset for the Company.

With the Company’s lowered cost base and expected continued economic recovery coupled with stronger customer demand for its major products during the first quarter, overall prospects for the Company’s business segments are expected to be favorable for 2004 compared to 2003. A slower economic global recovery and volatility in the energy markets could adversely affect these prospects as well as the prospects of Equistar.

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

The Company considers the following accounting estimates to be critical to the preparation of the Company’s financial statements:

Environmental Liabilities and Legal Matters—The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company, its subsidiaries and predecessor companies. In order to make estimates of liabilities, the Company’s evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the particular matters and include advice from legal counsel, if applicable. The Company has accrued $107 million as of December 31, 2003, including $68 million for the Kalamazoo River matter discussed below, for potential liabilities for environmental and other contingencies, collectively, but which primarily relate to environmental remediation activities. Expenses or benefits associated with these contingencies, including changes in estimated costs to resolve these contingencies, are included in the Company’s S, D&A costs. In 2003, net expenses resulting from changes in the estimated liabilities for these contingencies were not significant. Included in 2002 are net expenses of $10 million from a net increase in reserves related to predecessor businesses. Additionally, 2002 includes $3 million of expenses associated with environmental and other legal contingencies related to the Company’s current businesses. In 2001, $15 million of the Company’s total $16 million of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years and will not be concentrated in any single year.

Certain Company subsidiaries have been named as defendants, potentially responsible parties (“PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company’s current or former subsidiaries or predecessors. The Company’s estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to range between $0.01 million for several small sites and $68 million for the Kalamazoo River Superfund Site in Michigan. In October 2000, the Kalamazoo River Study Group (“KRSG”), of which one of the Company’s subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo

River and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site above the amounts accrued could range from $0 to $2.5 billion, if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation agreed to at the end of 2002, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river and will begin paying 55% of such costs in 2004. The Company’s ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

Income Taxes—The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets. The Company’s deferred tax assets, net of valuation allowances, were $359 million at December 31, 2003. See “Income Taxes” below for additional information on the Company’s deferred tax assets.

The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service (the “IRS”) or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid. The Company believes it has adequately provided for any probable assessments and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS’s position on certain issues is upheld after all of the Company’s administrative and legal options are exhausted, a material impact on the Company’s consolidated financial position, results of operations or cash flows could result.

The Company has recorded significant tax benefits in the past three years associated with its assessment and resolution of tax exposures. See “Income Taxes” below for additional information related to these benefits.

Equity Interest in Equistar—The Company has evaluated the carrying value of its investment in Equistar at December 31, 2003 using fair value estimates prepared by the Company and third parties. Those valuations included discounted cash flow analysis of both internal management and external party cash flow projections, as well as replacement cost analysis. Additionally, the Company analyzed Lyondell’s 2002 purchase of Occidental’s 29.5% interest in Equistar and determined, after considering tax effects, that the fair value of such transaction related to Occidental’s partnership investment exceeds the Company’s carrying value for its Equistar investment. The carrying value of the Company’s investment in Equistar at December 31, 2003 was $469 million. If future valuation estimates for the Company’s interest in Equistar are lower than the Company’s carrying value for its interest in Equistar, an adjustment to write down the investment would be required.

Goodwill—The Company evaluates the carrying value of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Fair value estimates are prepared by the Company and third parties. Those valuation estimates include discounted cash flow analysis, replacement cost analysis, precedent transaction analysis and various other valuation methodologies. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The carrying value of goodwill at December 31, 2003 was $104 million, of which, $56 million and $48 million was associated with the Company’s TiO2 and Acetyls business segments, respectively. The recoverability of the Company’s goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

Retirement-Related Benefit—The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company’s benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

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

A decrease in the discount rate by 1% would increase the Company’s annual net periodic pension cost by approximately $5 million due primarily to increased loss amortization costs. A decrease in the expected return on plan assets by 1% would increase the Company’s annual net periodic pension cost by approximately $8 million.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The assumed healthcare cost trend rate used in measuring the healthcare portion of the postretirement benefit obligation at December 31, 2003 was 8.5% for 2004, declining gradually to 5.5% for 2010 and thereafter. A 1% increase or decrease in assumed healthcare cost trend rates would affect service and interest components of postretirement healthcare benefit costs by an insignificant amount in each of the years ended December 31, 2003 and 2002. The effect on the accumulated postretirement benefit obligation would be $4 million at each of December 31, 2003 and 2002. See “Pension and Other Postretirement Benefits” below and Note 11 to the Consolidated Financial Statements included in this Amendment No. 5 for additional information related to the Company’s retirement-related benefits.

Asset Impairment Charges

In the fourth quarter of 2003, the Company recorded a non-cash, pre-tax asset impairment charge of $103 million ($101 million after tax) associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant. Management prepared and the Company’s Board of Directors approved its strategic operating plan for this manufacturing plant in the fourth quarter of 2003. Financial projections resulting from this strategic planning process produced cash flow estimates for this plant that were less favorable than previous estimates. The Company evaluated the carrying value of the Le Havre manufacturing plant assets by analyzing the estimated future cash flows associated with these assets. Such analysis demonstrated that the undiscounted estimated future cash flows were insufficient to recover the carrying value of these assets. Accordingly, an impairment charge was required to write down the basis in the property, plant and equipment to its estimated fair value. The Company evaluated discounted cash flow analysis and information from third parties to determine a fair value estimate. At December 31, 2003, after the impairment charge, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero. Future capital expenditures at this plant are expected to be included in period charges and classified as asset impairment charges when incurred.

The operations of the Le Havre, France TiO2 manufacturing plant were not profitable in 2003. The Company does not expect these operations to return to profitability in the future and is evaluating various alternatives for the facility. The Company has decided to rationalize certain equipment at this plant in the second quarter of 2004, which will result in the reduction of the plant’s rated capacity from 95,000 metric tons per annum to 65,000 metric tons per annum. This rationalization will include the idling of certain equipment for which the carrying value is zero, after the asset impairment charge reported in 2003.

Cost Reduction Program; Suspension of Dividend

On July 21, 2003, the Company announced that it would implement a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company’s employees worldwide. The Company closed its executive offices in Red Bank, New Jersey, effective September 1, 2003, and relocated its headquarters to Hunt Valley, Maryland, where the Company has existing administrative offices. In addition, the Company announced the suspension of payment of dividends on its Common Stock. Given the volatile industry in which it operates, the Company initiated these actions to reduce expenses and strengthen its balance sheet.

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

Pension and Other Postretirement Benefits

Certain of the Company’s foreign and US pension plans had underfunded Accumulated Benefit Obligations (“ABO”) at December 31, 2003 and December 31, 2002. Due to recent improvement in the financial markets, the underfunded ABO was reduced in 2003. The Company recorded an after-tax benefit in 2003 of $26 million in Shareholders’ deficit to reflect the improvement in the underfunded status of the ABO for these plans. At December 31, 2002, the Company recorded an after-tax charge in Shareholders’ deficit of $188 million to reflect the required additional minimum pension liability resulting from the underfunded status of the ABO at that time.

Pension expense for 2003 was $7 million and pension income was $7 million and $8 million for 2002 and 2001, respectively. The 2003 pension expense includes a $3 million curtailment charge resulting from the Company’s 2003 cost reduction program. Due to a reduction in the discount rate assumption related to the Company’s pension plans and the amortized recognition of pension fund investment losses in the financial markets in recent years prior to 2003, pension expense for 2004 is estimated to be approximately $14 million, or $10 million more than pension expense in 2003, excluding the $3 million curtailment charge.

The Company expects to contribute approximately $12 million to its US and foreign defined benefit pension plans and approximately $10 million to its Other Postretirement Employee Benefits (“OPEB”) plan in 2004. These estimates reflect expected increases in pension plan trust funding to meet minimum requirements. Additionally, the Company expects to contribute approximately $4 million to its defined contribution pension plans in 2004.

As a result of rising medical benefit costs and competitive business conditions, the Company announced in early 2004 that effective April 1, 2004 it will reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy in 2004 to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company’s accumulated postretirement benefit obligation by approximately $45 million. Beginning in 2004, this reduction will be recognized ratably over approximately thirteen years through OPEB net periodic benefit cost. Estimated OPEB net periodic benefit cost for 2004, after giving affect to this change, will be income of approximately $4 million compared to a benefit cost of $2 million in 2003. The Company estimates that 2004 cash payments for retiree medical and insurance benefits to be slightly less than 2003 as it transitions to the subsidy plan. Cash payments in subsequent years are estimated to be significantly less than 2003.

Income Taxes

The Company recorded tax benefits of $37 million, $22 million and $42 million in 2003, 2002 and 2001, respectively, unrelated to transactions for those years. In 2003, the tax benefit primarily related to the reversal of tax reserves recorded in prior years associated with the IRS audits that were settled during 2003. In 2002, the tax benefit primarily related to an $18 million refund of tax and interest originating from refund claims filed with the IRS in 2002, which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit primarily related to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company’s original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. These benefits were offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

The undistributed earnings of the Company’s foreign subsidiaries are generally considered to be indefinitely reinvested and, accordingly, no provision for US Federal or state income taxes or foreign withholding taxes has been provided. In 2003, deferred tax expense on certain unremitted earnings of foreign subsidiaries of $19 million was recorded due to the Company’s plan to repatriate approximately $107 million from its Australian and European businesses to the US by implementing certain intercompany financing strategies in early 2004.

As a result of the Company’s assessment of its net deferred tax assets, a valuation allowance of $69 million and $10 million was required for the net deferred tax assets of its French subsidiaries at December 31, 2003 and 2002, respectively. No income tax benefits associated with 2003 operating losses for the Company’s French subsidiaries were recognized. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company’s results in those periods would be adversely affected. Additionally, due to the uncertainty of the realization of deferred tax assets for state net operating loss carryforwards and Federal capital loss carryforwards, a valuation allowance totaling $28 million and $25 million was recorded at December 31, 2003 and 2002, respectively.

Historic Cyclicality of the Chemicals Industry

The Company’s income and cash flow levels reflect the cyclical nature of the chemicals industries in which it operates. Most of these industries are mature and sensitive to cyclical supply and demand balances. In particular, the markets for ethylene and polyethylene, in which the Company participates through its interest in Equistar, are highly cyclical, resulting in volatile profits and cash flow over the business cycle. The global markets for TiO2, VAM, acetic acid, and fragrance and flavor chemicals are also cyclical, although to a lesser degree. The balance of supply and demand in the markets in which the Company and Equistar do business, as well as the level of inventories held by downstream customers, has a direct effect on the sales volume and prices of the Company’s and Equistar’s products. In contrast, the Company believes that, over a business cycle, the markets for specialty chemicals are generally more stable in terms of industry demand, selling prices and operating margins.

Demand for TiO2 is influenced by changes in the gross domestic product of various regions of the world and to changes in its customers’ marketplaces, which are primarily the paint and coatings, plastics and paper industries. In recent history, consolidations and negative business conditions within certain of those industries have put pressure on TiO2 prices as companies compete to keep volume placed. Demand for ethylene and its derivatives and for acetyls has fluctuated from year to year depending on various factors, including but not limited to the economy, industrial production, weather and threat of war. These markets are particularly sensitive to capacity additions. Producers have historically experienced alternating periods of inadequate capacity, resulting in increased selling prices and operating margins, followed by periods of large capacity additions, resulting in declining capacity utilization rates, selling prices and operating margins. This cyclical pattern is most visible in the markets for ethylene and polyethylene, resulting in volatile profits and cash flow over the business cycle.

Profitability in the Acetyls business segment and in Equistar’s businesses is further influenced by fluctuations in the price of natural gas and feedstocks for ethylene. It is not possible to predict accurately the effect that future changes in natural gas and feedstock costs, market conditions and other factors will have on the Company’s or Equistar’s profitability.

Results of Consolidated Operations

	2003		2002		2001
	(Millions, except per share data)
	Restated*		Restated*		Restated*
Net sales	$1,687		$1,554		$1,590
Operating (loss) income	(54	)(1)	64	(5)	14	(8)
Loss on Equistar investment	(100	)(2)	(73)		(83	)(9)
Loss before cumulative effect of accounting change	(185	)(3)	(39	)(6)	(56	)(10)
Cumulative effect of accounting change	(1	)(4)	(305	)(7)	—
Net loss	(186	)(3)	(344	)(6)	(56	)(10)
Basic and diluted loss per share before cumulative effect of accounting change	(2.89	)(3)	(0.61	)(6)	(0.88	)(10)
Basic and diluted loss per share	(2.91	)(3)	(5.41)		(0.88)

*	The Company restated its financial statements as discussed in Notes 19 and 20 to the Consolidated Financial Statements included in this Amendment No. 5.

(1)	Includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant, $18 million of reorganization and office closure costs associated with the Company’s cost reduction program and a $3 million charge to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses.

(2)	Includes the Company’s share of Equistar’s financing costs of $11 million, loss on sale of assets of $4 million and severance costs of $2 million.

(3)

Includes after-tax asset impairment charges of $101 million, or $1.58 per share, associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant; a tax charge of $22 million, or $0.34 per share, to provide a full valuation allowance for newly generated deferred tax assets of the Company’s French subsidiaries unrelated to the impairment charges reported in

2003; a net tax benefit of $18 million, or $0.28 per share, unrelated to transactions in 2003; after-tax reorganization and office closure charges of $12 million, or $0.19 per share; an after-tax charge of $2 million, or $0.03 per share, to increase reserves for the estimated costs to resolve environmental and legal claims related to predecessor businesses and an after-tax benefit of $2 million or $0.03 per share from the collection of a note receivable previously written off. In addition, this amount includes the Company’s after-tax share of Equistar’s financing costs of $7 million or $0.11 per share, loss on sale of Equistar’s assets of $3 million or $0.04 per share and Equistar’s severance costs of $1 million or $0.02 per share.

(4)	Reflects the cumulative effect of a change in accounting for asset retirement obligations in accordance with SFAS No. 143. See “Cumulative Effect of Accounting Changes” below.

(5)	Includes a charge of $10 million to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses.

(6)	Includes an after-tax charge of $7 million, or $0.11 per share, to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses, a tax benefit of $22 million, or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 million, or $0.16 per share, to establish a valuation allowance against deferred tax assets for the Company’s French subsidiaries.

(7)	Reflects the cumulative effect of change in accounting for goodwill of the Company and Equistar in accordance with SFAS No. 142. See “Cumulative Effect of Accounting Changes” below.

(8)	Includes $36 million in reorganization and plant closure charges, $15 million to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses and $13 million of the Company’s goodwill amortization.

(9)	Includes $10 million of goodwill amortization and $6 million representing the Company’s share of costs related to the shutdown of Equistar’s Port Arthur, Texas plant.

(10)	Includes $24 million after-tax, or $0.38 per share, in reorganization and plant closure charges; an additional $4 million, or $0.07 per share, representing the Company’s after-tax share of costs related to the shutdown of Equistar’s Port Arthur, Texas plant; $9 million after-tax, or $0.14 per share, to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses; $13 million, or $0.20 per share, of the Company’s goodwill amortization; $10 million, or $0.16 per share, of Equistar’s goodwill amortization; and a tax benefit of $42 million, or $0.66 per share, from a reduction in the Company’s income tax accruals due to favorable developments related to matters reserved for in prior years.

Cumulative Effect of Accounting Changes

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company’s asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company’s assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The Company reported an after-tax transition charge of $1 million in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company’s reported assets and liabilities by $2 million and $3 million, respectively. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is expected to be approximately $1 million. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was $1 million for the year ended December 31, 2003. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The amount of the asset retirement obligation at December 31, 2003 was $13 million. The pro forma amount of the asset retirement obligation at January 1, 2001, December 31, 2001, and December 31, 2002, as if SFAS No. 143 had been applied at the beginning of 2001, the earliest year presented, is $10 million, $11 million and $12 million, respectively.

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), which applies to all goodwill and intangible assets acquired in a business combination. Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of a change in accounting principle of $275 million in the first quarter of 2002 to write off goodwill related to its Acetyls business. Also in accordance with SFAS No. 142, Equistar reported an impairment of goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 million to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital. The Company reported this adjustment as a charge for the cumulative effect of a change in accounting principle.

Goodwill amortization was suspended on January 1, 2002 in accordance with SFAS No. 142. Results for the year 2001 include $13 million of expense in operating income for amortization of the Company’s goodwill and $10 million in Loss on Equistar investment for the Company’s share of Equistar’s goodwill amortization.

2003 Versus 2002

The Company reported a loss before the cumulative effect of an accounting change for asset retirement obligations of $185 million, or $2.89 per share, in 2003 compared to a loss before the cumulative effect of an accounting change for goodwill of $39 million, or $0.61 per share in 2002. The Company’s pre-tax results decreased $150 million in 2003 compared to 2002, including $118 million lower operating income, a $27 million larger loss from the Company’s investment in Equistar and higher net interest expense of $6 million. Income taxes in 2003 and 2002 include net tax benefits unrelated to transactions for those years of $18 million and $22 million, respectively. In addition, income taxes in 2003 and 2002 include tax charges of $22 million (unrelated to the impairment charges reported in 2003) and $10 million, respectively, to provide full valuation allowances for deferred tax assets of the Company’s French subsidiaries. These tax matters are more fully described in “Income Taxes” above.

The Company’s 2003 operating loss was $54 million compared to operating income of $64 million for the prior year. The $118 million decrease in the Company’s operating income from 2002 to 2003 was due primarily to a decrease in operating income of $114 million in the Titanium Dioxide and Related Products business segment, which includes $103 million of asset impairment charges associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant (see “Asset Impairment Charges” above), and a decrease of $16 million in Other operating income and expense not identified with the three separate business segments, which includes $18 million of reorganization and office closure costs for the year ended December 31, 2003 (see “Cost Reduction Program; Suspension of Dividend” above). Additionally, operating income in the Specialty Chemicals segment decreased by $4 million while operating income in the Acetyls business segment increased by $16 million.

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

Manufacturing costs were generally higher for most of the Company’s products in 2003 as compared to 2002 primarily due to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, and higher utility and feedstock costs, particularly natural gas and ethylene. Selling, development and administrative (“S, D&A”) costs for the year ended December 31, 2003 were $130 million, a decrease of $24 million, or 16%, from the prior year. S, D &A costs decreased primarily due to a decrease in employee-related costs, lower adjustments to the reserve for legal and environmental claims and various other expenses as the result of the Company’s focus on cost reduction initiatives.

The Company’s loss from its Equistar investment was $100 million in 2003 and $73 million in 2002. The loss in 2003 includes the Company’s share of Equistar’s financing costs of $11 million, loss on the sale of a polypropylene production facility of $4 million, and severance costs of $2 million. Excluding the effect of these items, the Company’s loss from its Equistar investment was $10 million larger in 2003 compared to 2002 primarily due to lower sales volume, higher pension and medical benefit costs, and a higher provision for doubtful accounts, partially offset by higher average product margins.

2002 Versus 2001

The Company reported a loss before the cumulative effect of an accounting change for goodwill of $39 million, or $0.61 per share, in 2002 compared to a loss of $56 million, or $0.88 per share in 2001. The Company’s pre-tax results increased $54 million in 2002 compared to 2001, including $50 million higher operating income and a $10 million lower loss from the Company’s investment in Equistar, partially offset by $4 million greater net interest expense. Income taxes in 2002 include a tax benefit of $22 million, or $0.35 per share, primarily related to a federal tax refund claim, while income taxes in 2001 include a tax benefit of $42 million, or $0.66 per share, as a result of a reduction in the Company’s income tax accruals due to favorable developments related to matters reserved for in prior years. These tax benefits are more fully described in “Income Taxes” above.

Operating income for 2002 of $64 million increased by $50 million from 2001 primarily due to charges recorded in 2001 for reorganization and plant closure costs and the suspension of goodwill amortization in 2002. Operating income in 2001 includes $36 million of aggregate reorganization and plant closure costs related to reorganization activities within the Company’s Other segment and $13 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. During the second quarter of 2001, $31 million was recorded in connection with the Company’s announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process TiO2 plant in Hawkins Point, Maryland. The $31 million charge included severance and other employee-related costs of $19 million for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 million writedown of assets and $2 million in other costs associated with the idling of the plant. During the first quarter of 2001, the Company announced the closure of its facilities in Cincinnati, Ohio, and recorded reorganization and other charges of $5 million in the Other segment. These charges included $3 million of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 million related to the writedown of assets, lease termination costs and other charges associated with the Cincinnati facility. The office in Cincinnati was closed during the second quarter of 2001. All payments for severance and related costs and for other costs related to the reorganization and plant closure have been made as of December 31, 2002.

Operating income in 2002 compared to 2001 increased by $27 million in the Acetyls business segment, including $11 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142. Operating income in 2002 compared to 2001 decreased by $9 million in the Titanium Dioxide and Related Products business segment, including $2 million of goodwill amortization in 2001 that was suspended on January 1, 2002 in accordance with SFAS No. 142. Operating income in 2002 compared to 2001 decreased by $6 million in the Specialty Chemicals business segment. Other operating loss not identified with the three separate business segments for 2002 was $38 million lower compared to 2001. The decrease in Other operating loss in 2002 compared to 2001 was primarily due to $36 million of reorganization and plant closure costs recorded in 2001

Net sales for 2002 of $1.554 billion decreased by $36 million or 2% from 2001 as higher sales volume in the Titanium Dioxide and Related Products and Acetyls business segments was more than offset by lower selling prices. Although average prices for many of the Company’s products remained at lower levels compared to the prior year, TiO2 and acetyls prices, after reaching a low in the first quarter of 2002, rose steadily through the end of the year as certain of the Company’s worldwide price increases for TiO2 and for Acetyls’ principal products announced during 2002 were gradually realized. Specialty Chemicals sales revenue for 2002 was lower than 2001 due to lower sales volume as the business remained under significant competitive pressure.

Manufacturing costs decreased in 2002 as compared with 2001 due to productivity and reliability improvements, lower cost of natural gas and other purchased materials, and the realization of benefits from the Company’s cost-saving initiatives, including the idling of its high-cost sulfate-process TiO2 plant in Hawkins Point, Maryland at the end of the third quarter of 2001. Both the Titanium Dioxide and Related Products and Acetyls business segments benefited from lower unit production costs due to higher fixed cost absorption from higher production rates as a result of increased customer demand. Results for the Acetyls business segment also improved in comparison to 2001 as unfavorable fixed-price natural gas purchase positions entered into during the first quarter of 2001 expired at the end of the first quarter of 2002. These unfavorable contracts negatively impacted Acetyls operating loss by $19 million in the last three quarters of 2001, while 2002 operating profit was reduced by only $7 million. Specialty Chemicals manufacturing costs for 2002 were higher than 2001 due in part to planned and unplanned production outages that increased unit production costs.

After a reduction of $55 million or 26% in 2001, S, D&A costs were reduced in 2002 by an additional $15 million or 9%. The $55 million reduction in S, D&A costs in 2001 excludes $15 million and $6 million of charges in 2001 and 2000, respectively, to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The $10 million reduction in S, D&A costs in 2002 excludes $15 million of charges in 2001 and $10 million of charges in 2002 to increase reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company continued to focus on its cost reduction initiatives and received a full year of benefit from its June 2001 reorganization and reduction in workforce. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

The Company’s loss from its Equistar investment was $73 million in 2002 and $83 million in 2001. The loss in 2001 includes $10 million representing the Company’s share of Equistar’s goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142, and $6 million of costs related to the shutdown of Equistar’s Port Arthur, Texas plant. Excluding the effect of these items, the Company’s loss on its Equistar investment was $6 million higher in 2002 compared to 2001. Higher polymers margins primarily due to lower raw material costs were more than offset by lower margins in the Petrochemicals segment primarily as a result of lower sales prices.

Segment Analysis

A description of the products and markets for each of the business segments is in Item 1 included in this Amendment No. 5. Additional segment information is included in Note 16 to the Consolidated Financial Statements in this Annual Report.

Titanium Dioxide and Related Products

	2003	2002	2001
		(Millions)
Net sales	$1,172	$1,129	$1,145
Operating (loss) income	(51)	63	72

2003 Versus 2002

The operating loss for 2003 of $51 million included asset impairment charges of $103 million associated primarily with the Le Havre, France manufacturing plant, as more fully described in “Asset Impairment Charges” above. Excluding these asset impairment charges, operating income in 2003 decreased by $11 million primarily due to higher manufacturing and other costs of sales ($107 million) and lower sales volume ($7 million), partially offset by higher average selling prices ($93 million) and lower S, D&A costs ($10 million).

Net sales for 2003 increased $43 million, or 4%, to $1.172 billion. The average US dollar TiO2 selling price for 2003 increased by 11% over 2002. Average local currency prices increased by 5% while translation of foreign currency-based prices to a weaker US dollar increased US dollar prices by 6% compared to the prior year. During 2003, local currency prices increased in all major geographic regions. TiO2 sales volume decreased by 6% from 2002. Sales volume decreased from the prior year in all major markets and geographical regions, except for the Central and South American region. Contrary to traditional TiO2 demand trends, the second half of 2003 was stronger than the first half of the year due primarily to the lack of a coatings season in the first half of 2003 in most of North America due to poor weather conditions in many areas, as well as weak global economic conditions.

The overall operating rate for the TiO2 plants for each of 2003 and 2002 was 89%. Production volumes for 2003 and 2002 were similar.

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

Net sales for 2002 decreased $16 million or 1% to $1.129 billion. Average selling prices for 2002 were 7% lower than for 2001, decreasing sales revenue by $83 million. After reaching their lowest level in more than five years in the first quarter of 2002, TiO2 prices rose steadily through the end of the year as announced price increases were gradually realized. However, this increase in prices was not sufficient to raise the average price for 2002 to the prior year level. Average prices for 2002 were lower than 2001 in all three major TiO2 markets and in all major geographic regions globally. This was partially offset by a 6% increase in sales volume, which increased revenue by $67 million. TiO2 sales volume was higher than the prior year in all major geographic regions globally except Central and South America. Sales volume was 8% higher in the paint and coatings market and 15% higher in the plastics market. Sales volume declined by 13% in the paper market, which continued to be depressed in all major geographic regions except Europe, due to poor economic conditions and the Company’s election to reduce its participation in the fine paper markets in light of unacceptably low margins.

The overall operating rate for the Company’s TiO2 plants in 2002 was 89% compared to 85% for the prior year. Production was increased due to increased market demand in 2002. The lower operating rate in 2001 was primarily due to curtailment of production at certain facilities in response to weak market demand in 2001.

Operating income was increased by $41 million as a result of lower manufacturing and other cost of sales per metric ton in 2002 compared with the prior year. Overall TiO2 cost of sales per metric ton decreased 5% in 2002 primarily due to lower production costs resulting from higher fixed cost absorption due to increased production, idling of the Hawkins Point plant, reduced controllable and fixed costs due to productivity and reliability improvements and cost-saving initiatives, lower utility costs and lower distribution costs. This was slightly offset by the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar.

S, D&A costs in 2002 decreased by $19 million or 15% compared to 2001. The Company continued to focus on its cost reduction initiatives. The savings from these initiatives were partially offset by higher incentive compensation costs in 2002.

Acetyls

	2003	2002	2001
		(Millions)
Net sales	$421	$334	$355
Operating income (loss)	27	11	(16)

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

S,D&A costs for 2003 were $8 million or 44% lower than 2002, primarily due to lower legal expenses and cost savings related to the Company’s cost reduction initiatives.

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

S,D&A costs for 2002 were $4 million or 29% higher than 2001, primarily due to a loss in 2002 for the change in the value of gold and the Company’s obligation under its agreement with a third party, which provides the Company with the right to use gold at its La Porte, Texas facility. See Note 8 to the Consolidated Financial Statements included in this Amendment No. 5.

Specialty Chemicals

	2003	2002	2001
		(Millions)
Net sales	$94	$91	$90
Operating income	2	6	12

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

S,D&A costs were approximately equal to the prior year.

Other

	2003	2002	2001
		(Millions)
	Restated*	Restated*
Operating loss	$(32)	$(16)	$(54)

*	The Company restated its financial statements as discussed in Notes 19 and 20 to the Consolidated Financial Statements in this Amendment No. 5.

2003 Versus 2002

Operating loss not identified with the three separate business segments for 2003 increased by $16 million from the prior year. This increase is primarily due to $18 million in reorganization and office closure charges associated with the Company’s cost reduction program in 2003 (see “Cost Reduction Program; Suspension of Dividend” above).

2002 Versus 2001

Operating loss not identified with the three separate business segments for 2002 was $38 million less than 2001 primarily due to $36 million of reorganization and plant closure costs included in 2001 that did not recur in 2002.

Equistar

	Company’s Share			Reported by Equistar
	2003	2002	2001	2003	2002(1)	2001
	(Millions)
Loss on Equistar investment	$(100)	$(73)	$(83)	$(339)	$(246)	$(283)

(1)	Before cumulative effect of accounting change

2003 Versus 2002

The Company recorded a loss from its investment in Equistar of $100 million in 2003 compared to a loss of $73 million in 2002. Equistar reported a loss in 2003 of $339 million compared to a loss before the cumulative effect of an accounting change for goodwill in 2002 of $246 million. Equistar’s operating loss in 2003 of $89 million was $45 million higher than the operating loss in 2002 of $44 million. The increase in Equistar’s operating loss in 2003 compared to 2002 includes $22 million lower operating income in the Petrochemicals segment, a $4 million greater loss in the Polymers segment, and a $19 million increase in expenses not allocated to Equistar’s separate business segments, which is primarily due to higher pension and medical benefit costs and a higher provision for doubtful accounts. Other non-operating expenses and interest expense, net of interest income, which are not included in Equistar’s operating income, were $45 million and $3 million higher in 2003 than 2002, respectively. The $45 million increase in other expenses in 2003 is primarily due to $37 million of refinancing charges related to Equistar’s financing activities in 2003. These financing activities included the issuance of $700 million of new senior unsecured notes that deferred Equistar’s debt maturities, the restructuring of its credit facility, and the commencement of a new receivables sales facility.

Operating income in Equistar’s Petrochemicals segment of $124 million decreased $22 million, or 15%, from 2002 primarily due to the negative effect of two scheduled maintenance turnarounds and 3% lower sales volume, partially offset by approximately $33 million of higher costs in 2002 as the result of certain above-market fixed price contracts for natural gas and natural gas liquids. Revenues in the Petrochemicals segment were 22% higher in 2003 than 2002 due to higher sales prices, partly offset by lower sales volume. In 2003, in response to significantly higher raw material and energy costs compared to 2002, Equistar implemented significant sales price increases for substantially all of its petrochemical products. However, the magnitude of these price increases had a negative effect on product demand, and contributed to lower sales volume in 2003. Benchmark ethylene sales prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. However, cost of sales for the Petrochemicals segment in 2003 increased approximately 23% compared to 2002 due to higher raw material costs, primarily crude oil-based liquids and natural gas-based liquids, and energy. The benchmark cost of ethylene production averaged 32% higher in 2003 compared to 2002, while benchmark natural gas costs averaged 63% higher.

The operating loss in Equistar’s Polymers segment of $78 million increased $4 million, or 5%, from the prior year, including a $12 million loss on the sale of its Bayport polypropylene production facility and an $11 million write-off of a research and development facility in 2003. Excluding the effect of these losses, the operating loss in the Polymers segment was $19 million lower in 2003 compared to 2002 due to higher product margins partially offset by a 12% decrease in sales volume. Average sales prices in 2003 increased 23% compared to 2002 in response to higher raw material costs, primarily ethylene. The higher average sales prices more than offset the higher raw material costs and contributed to the higher product margins. However, the magnitude of these sales price increases had a negative effect on product demand resulting in the decrease in sales volume. The sale of the Bayport polypropylene production facility in 2003 also contributed to the lower sales volume.

2002 Versus 2001

The Company recorded a loss from its investment in Equistar of $73 million in 2002 compared to a loss of $83 million in 2001. Equistar reported a loss for 2002 of $246 million, before the cumulative effect of an accounting change, compared to a loss of $283 million for 2001. Equistar’s operating losses in 2002 of $44 million were $55 million lower than the $99 million of operating losses in the prior year. Equistar’s operating losses in the prior year include $33 million of goodwill amortization that was suspended on January 1, 2002 in accordance with SFAS No. 142, and $22 million of plant closure costs related to the shutdown of Equistar’s Port Arthur, Texas plant.

Operating income in the Petrochemicals segment decreased by $129 million compared to the prior year, while the Polymers segment reported operating losses of $112 million lower than those incurred in 2001. Equistar’s expenses not allocated to its separate business segments decreased by $72 million primarily due to the goodwill amortization and plant closure costs incurred in 2001. Equistar’s interest costs increased by $13 million in 2002 compared to 2001.

Operating income in the Petrochemicals segment of $146 million for 2002 decreased $129 million or 47% from the prior year as sales prices decreased more than raw material costs, resulting in lower product margins in 2002 compared to 2001. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volume, which was in line with industry demand growth. Equistar’s sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. These lower sales prices were slightly offset by higher 2002 co-product propylene sales prices. Cost of sales decreased 6% compared to the prior year, 2% less than the percent decrease in revenues. While the costs of natural gas and natural gas liquid raw materials decreased from historically high levels experienced in 2001, other raw material costs, such as heavy liquids, did not decrease similarly.

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

Interest Expense

	2003	2002	2001
	(Millions)
Interest expense, net	$92	$86	$82

During 2003, interest expense, net of interest income, increased $6 million to $92 million from $86 million in the prior year. The $6 million increase in interest expense was due to higher average debt levels throughout the year compared to the prior year and the higher cost of debt due to the Company’s issuance of additional 9.25% Senior Notes, as more fully described in “Liquidity and Capital Resources” below. Interest expense, net was $86 million in 2002 versus $82 million in 2001, primarily due to higher debt levels throughout the year and the Company’s issuance of additional 9.25% Senior Notes in 2002.

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

Cash used in operating activities for the year ended December 31, 2003 was $92 million compared to $86 million of cash provided by operating activities in the year ended December 31, 2002. The $178 million decrease was primarily due to unfavorable movements in trade working capital and other long-term liabilities ($143 million and $40 million, respectively), lower operating income before non-cash asset impairment charges and depreciation and amortization ($4 million), and various other net favorable changes ($9 million), including a $19 million payment to the Internal Revenue Service relating to a preliminary settlement of federal tax for audit years 1989 through 1992. The unfavorable movement in trade working capital (defined as trade receivables, inventories and trade accounts payable) in 2003 compared to 2002 is primarily due to the termination of the Company’s European receivables securitization program (see “European Receivables Securitization Program” below), timing of vendor payments, and slightly higher inventory balances.

Cash used in investing activities for the year ended December 31, 2003 was $48 million compared to $70 million used in 2002. Capital expenditures in 2003 were $48 million, down from $71 million in 2002.

Cash provided by financing activities was $205 million for the year ended December 31, 2003 compared to $4 million used in 2002. Financing activities in 2003 included $220 million of net debt proceeds, while 2002 included $33 million of net debt proceeds. Dividends paid to shareholders totaled $17 million in 2003 and $35 million in 2002.

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

In addition, in July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in “Cost Reduction Program; Suspension of Dividend” above. The decision to suspend payment of dividends in mid-2003 decreased the Company’s reported cash outflows from financing activities by approximately $17 million in 2003 compared to 2002, and will decrease cash outflows by an additional $17 million in 2004, resulting in a total annual reduction of cash outflows of approximately $34 million.

In 2002, the Company’s cash flows provided by operating activities was $86 million compared to $112 million provided in 2001. The $26 million decrease was primarily due to movements in trade receivables and trade accounts payable that were favorable to a lesser extent during 2002 compared to the prior year ($128 million), and unfavorable movements in other current assets compared to favorable movements in the prior year ($53 million), partially offset by higher operating income before depreciation and amortization in 2002 compared to 2001 ($44 million), movements in other long-term liabilities that were unfavorable to a lesser extent during 2002 than 2001 ($52 million, including $12 million of proceeds from the termination of interest rate swaps in 2002), and favorable movements in inventories, accrued expenses and other liabilities and taxes payable compared to unfavorable movements in the prior year ($59 million). Capital expenditures for 2002 were $71 million, down from $97 million in 2001. In 2002, the Company received approximately $1 million in proceeds from the sales of property, plant and equipment, a decrease of $18 million from the $19 million of proceeds received in 2001, which included proceeds of $17 million from the sale of the Company’s research center under a sale-leaseback arrangement.

Net debt (short-term and long-term debt less cash) at December 31, 2003 totaled $1.258 billion compared to $1.117 billion at the end of 2002. At December 31, 2003, the Company had approximately $113 million of unused availability under short-term uncommitted lines of credit and its five-year credit agreement expiring June 18, 2006 (the “Credit Agreement”). The Company’s focus in 2004 is to sustain the benefits of cost reduction efforts achieved to date, achieve further benefits from cost reduction actions announced in the third quarter of 2003, and manage working capital and capital spending to levels deemed reasonable given the current state of business performance. In the first quarter of 2004, the Company repatriated approximately $107 million from its Australian and European businesses to the US. This cash was used primarily to reduce outstanding borrowings under the Company’s Credit Agreement and for general corporate purposes. The Company believes these efforts, along with the borrowing availability under the Credit Agreement, and considering the suspension of the payment of dividends on the Company’s Common Stock announced in the third quarter of 2003, will be sufficient to fund the Company’s cash requirements until 2006. At that time, the Company must repay or refinance the 7% Senior Notes and renegotiate or refinance the Credit Agreement.

At February 29, 2004, the Company had $21 million outstanding undrawn standby letters of credit and no outstanding borrowings under the revolving loan portion of the Credit Agreement (the “Revolving Loans”) and, accordingly, had $129 million of unused availability under such facility. At that date, in addition to letters of credit outstanding under the Credit Agreement, the Company also had outstanding undrawn standby letters of credit and bank guarantees under other arrangements of $7 million. As these letters of credit and bank guarantees mature, the issuers could require the Company to renew them under the Credit Agreement. If this were to occur, it would result in a corresponding decrease in availability under the Credit Agreement. Additionally, at February 29, 2004, the Company had unused availability under short-term uncommitted lines of credit, other than the Credit Agreement, of $34 million. For a discussion of the term loan repayment and the covenants under the Credit Agreement, see “Financing and Capital Structure” below.

Capital Expenditures

	2003	2002	2001
	(Millions)
Additions to property, plant and equipment	$48	$71	$97

Capital spending for 2003 was $48 million compared to depreciation and amortization of $113 million. The 32% decrease in capital spending from 2002 reflects the Company’s continued focus on optimization of its capital base. Capital expenditures in 2003 were primarily associated with replacement capital projects and certain environmental, cost reduction, and yield-improvement projects.

Planned capital spending in 2004 is projected to be approximately $60 million primarily for maintenance capital and cost reduction, yield-improvement and environmental projects. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Facility, if necessary.

Capital spending for 2002 was $71 million compared to depreciation and amortization of $102 million. The 27% decrease in capital spending from 2001 reflects the Company’s continued focus on optimization of its capital base. Major expenditures included installation of a dredge and certain related processing equipment at the mine in Mataraca, Paraiba, Brazil, and environmental improvement projects at the Company’s TiO2 manufacturing locations in France and the United States. In addition, expenditures included cost reduction and yield-improvement projects at various sites.

Capital spending for 2001 was $97 million compared to depreciation and amortization of $110 million. The 12% decrease in capital spending from 2000 reflected the Company’s focus on optimization of its capital base. Major expenditures included continuation of projects begun in 2000, including design and installation of a dredge and certain related processing equipment in Mataraca, Paraiba, Brazil, and the design and construction of new TiO2 packaging equipment, as well as environmental improvement projects at the Company’s TiO2 manufacturing locations in France. In addition, expenditures included cost reduction and yield improvement projects at various sites.

Financing and Capital Structure

On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 million aggregate principal amount of 4.00% Convertible Senior Debentures due 2023, unless earlier redeemed, converted or repurchased (the “4.00% Convertible Senior Debentures”), which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of the Company. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion of the Credit Agreement (the “Term Loans”) and $103 million of outstanding borrowings under the Revolving Loans, which currently have a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

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

As a result of the August 2004 Restatement and the February 2005 Restatement, the Company obtained waivers on July 29, 2004 and February 2, 2005, respectively, under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2003. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance.

The indenture governing the Company’s $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the “Senior Notes”) allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2003, any reduction in CNTA below approximately $1.0 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2.1 billion at December 31, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of Millennium Chemicals and/or certain of its subsidiaries to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit Millennium Chemicals and its Restricted Subsidiaries from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company’s Consolidated Coverage Ratio has fallen below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company’s ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody’s and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company’s Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares per $1,000 principal amount of debentures. At the time the 4.00% Convertible Senior Debentures were issued, the common price per share exceeded the trading value of the Company’s Common Stock. The conversion privilege may be exercised under the following circumstances:

•	prior to November 15, 2018, during any fiscal quarter commencing after December 31, 2003, if the closing price of the Company’s Common Stock on at least 20 of the 30 consecutive trading days ending on the first trading day of that quarter is greater than 125% of the then current conversion price;

•	on or after November 15, 2018, at any time after the closing price of the Company’s Common Stock on any date is greater than 125% of the then current conversion price;

•	if the debentures are called for redemption;

•	upon the occurrence of specified corporate transactions, including a consolidation, merger or binding share exchange pursuant to which the Company’s Common Stock would be converted into cash or property other than securities;

•	during the five business-day period after any period of ten consecutive trading days in which the trading price per $1,000 principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company’s Common Stock and the then current conversion rate; and

•	at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody’s, or B- or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a fundamental change. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances.

At December 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody’s has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

On July 22, 2003, S&P lowered the Company’s credit rating from BB+ to BB, citing the Company’s July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemicals industry as factors that are likely to further delay the Company’s efforts to restore its financial profile. On September 22, 2003, S&P again lowered the Company’s credit rating from BB to BB- citing the Company’s subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years, and revised its outlook from negative to stable. On November 19, 2003, S&P assigned its BB- rating to the 4.00% Convertible Senior Debentures, and affirmed its BB- rating of the Company with a stable outlook. Moody’s announced on August 13, 2003, that it had lowered the Company’s senior implied rating to Ba2, and the Senior Notes’ rating to Ba3, citing the Company’s high leverage, modest coverage of interest expense, weaker than anticipated TiO2 demand and potential covenant compliance issues. On November 19, 2003, Moody’s again lowered the Company’s senior implied rating from Ba2 to Ba3, and the Senior Notes’ rating from Ba3 to B1 and affirmed its ratings outlook of negative, citing the challenging operating conditions within the TiO2 business, a significant deterioration in 2003 cash flow performance, and Moody’s expectation that a protracted recovery in the TiO2 business will limit the Company’s ability to de-lever for the medium-term. These actions by S&P and Moody’s could heighten concerns of the Company’s creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody’s August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14 million, net of $1 million of proceeds from the termination of its forward purchase contract. The Company’s obligation under this agreement was $14 million at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company’s obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 million and $3 million for each of the years ended December 31, 2003 and 2002, respectively, and was not significant for the year ended December 31, 2001. The change in value of the forward purchase agreement was a gain of $1 million for the year ended December 31, 2003, which is included in S,D&A expense.

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

Transferred trade receivables outstanding at December 31, 2002 that qualified as a sale were $61 million and were not included in the Company’s Consolidated Balance Sheet at December 31, 2002. The Company carried its retained interest in a portion of the transferred assets that did not qualify as a sale, $9 million at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximated net realizable value based upon the Company’s historical collection rate for these trade receivables. For the years ended December 31, 2003 and 2002, cumulative gross proceeds from this securitization arrangement were $281 million and $213 million, respectively. Cash flows from the securitization arrangement were reflected as operating activities in the Consolidated Statements of Cash Flows. For the years ended December 31, 2003 and 2002, the aggregate loss on sale associated with this arrangement was $2 million and $2 million, respectively. Administration and servicing of the trade receivables under the arrangement remained with the Company. Servicing liabilities associated with the transaction were not significant at December 31, 2002.

Contractual Obligations

In addition to the Company’s long-term indebtedness, in the ordinary course of business, the Company enters into contractual obligations to purchase raw materials, utilities and services for fixed or minimum amounts and lease arrangements for certain property, plant and equipment. Following is a schedule that shows long-term debt, unconditional purchase obligations, lease commitments and certain other contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
	(Millions)
Long-term debt	$6	$5	$557	$2	$476	$404	$1,450
Operating leases	20	15	12	11	11	75	144
VAM toll	63	67	72	—	—	—	202
Unconditional purchase obligations	332	272	224	173	99	750	1,850

Total contractual obligations (1)	$421	$359	$865	$186	$586	$1,229	$3,646

(1)	Contractual obligations exclude $257 million of deferred income taxes and $371 million of other non-current liabilities. Due to the nature of these estimated liabilities there are no contractual payments scheduled for ultimate settlement. Other non-current liabilities consist primarily of estimated liabilities for pension and other postretirement benefits, resolution of probable tax assessments, environmental and other legal contingencies, and asset retirement obligations. (See Notes 11, 7, 15 and 1, respectively, to the Consolidated Financial Statements included in this Amendment No. 5).

Off-Balance Sheet Financing Arrangements

The Company has no material off-balance sheet financing arrangements other than the European receivables securitization program, which was terminated in November 2003, as described in “European Receivables Securitization Program” above, and various operating leases as described in “Contractual Obligations” above.

Environmental and Litigation Matters

Certain Company subsidiaries have been named as defendants, PRPs, or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company’s current or former subsidiaries or predecessors. The Company’s estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 million for several small sites and $68 million for the Kalamazoo River Superfund Site in Michigan. The site involves cleanup of river sediment and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. In October 2000, the KRSG, of which one of the Company’s subsidiaries is a member, evaluated a number of remedial options for the Kalamazoo River and recommended a remedy at a total collective cost of $73 million. The collective exposure for the Kalamazoo River Superfund Site above the amounts accrued could range from $0 to $2.5 billion if one of the previously identified remedial options is selected by the EPA; however, the Company strongly believes that the likelihood of the cost being $2.5 billion is remote. Another as yet unidentified remedial option may also be selected by the EPA. Based upon an interim allocation agreed to at the end of 2002, the Company is paying 35% of costs related to studying and evaluating the environmental conditions of the river and will begin paying 55% of such costs in 2004. The Company’s ultimate liability for the Kalamazoo site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs. In addition, the Company and various of its subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. The Company has accrued $107 million as of December 31, 2003. See “Environmental Matters” in Item 1 in this Amendment No. 5 and “Legal Proceedings” in Item 3 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Inflation

The financial statements are presented on a historical cost basis. While the United States’ inflation rate has been modest for several years, the Company operates in many international areas with both inflation and currency instability. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

Foreign Currency Matters

The functional currency of each of the Company’s non-United States operations (principally, the Company’s TiO2 operations in the United Kingdom, France, Brazil and Australia) is generally the local currency. The Company is subject to the strengthening and weakening of various currencies against each other and against the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering derivative transactions pursuant to the Company’s hedging practices. Translation exposure associated with translating the functional currency financial statements of the Company’s foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. Since the Company’s mix of foreign denominated revenues and costs compared to functional currency denominated revenues and costs varies significantly from subsidiary to subsidiary, it is difficult to predict the impact foreign currency exchange fluctuations will have on the Company’s results. Costs associated with the Company’s non-United States operations are predominately denominated in foreign currencies; however, a portion of the revenue generated by these non-United States operations is denominated in US dollars. Consolidated Shareholders’ deficit decreased approximately $128 million and $27 million in 2003 and 2002, respectively, and consolidated shareholders’ equity decreased $19 million during 2001 as a result of translating subsidiary financial statements into US dollars. Future events, which may significantly increase or decrease the risk of future movements in foreign currencies in which the Company conducts business, cannot be predicted.

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

Derivative Instruments and Hedging Activities

As more fully described in Note 9 to the Consolidated Financial Statements included in this Amendment No. 5, the Company is exposed to market risk, such as changes in currency exchange rates, interest rates and commodity pricing, and manages these exposures by selectively entering into derivative transactions pursuant to the Company’s policies for hedging practices. The counterparties to the derivative financial instruments entered by the Company are major institutions deemed to be creditworthy by the Company and generally are financial institutions that provide the Company with debt financing. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Derivative contracts outstanding at December 31, 2003 were as follows:

Foreign Currency Forward Contracts

	Notional Amount (US$ Equivalent)(1)	Unrealized Gain/(Loss)(2)	Weighted Average Settlement Price
	(Dollars, in millions)
Less than 1 year
Receive GBP/Pay US$	$5	$—	1.7656	US$/GBP
Receive GBP/Pay euro	121	(2)	0.6975	GBP/euro
Receive euro/Pay US$	6	—	1.1670	US$/euro
Receive AUS$/Pay US$	38	3	0.6958	US$/AUS$
Receive US$/Pay euro	30	(1)	1.1967	US$/euro
Receive US$/Pay GBP	3	—	1.6823	US$/GBP
Receive GBP/Pay JPY	1	—	186.1600	JPY/GBP

		$—

(1)	US$ equivalent was determined based upon currency exchange rates at December 31, 2003.

(2)	As of December 31, 2003.

Commodity Derivative Instruments

	Notional Amount	Unrealized Gain/(Loss)(1)	Weighted Average Settlement Price/ Strike Price
	(Dollars, in millions)
Less than 1 year
Natural Gas Swap Contracts	$1	$—	Pay $5.37/mmbtu, receive NYMEX settlement
Purchased Call Options	7	—	$6.25
Written Put Options	1	—	4.25
Written Call Options	1	—	7.25

		$—

(1)	As of December 31, 2003.

Interest Rate Swaps

	Notional Amount	Unrealized Gain/(Loss)(1)	Weighted Average Pay/Receive
	(Dollars, in millions)
2-3 Years
Interest Rate Swap Contracts	$225	$3	Pay six months LIBOR plus 3.22%, receive 7%

(1)	As of December 31, 2003.

Non-Derivative Financial Instruments and Other Market-Related Risks

See Note 10 to the Consolidated Financial Statements included in this Amendment No. 5.

Recent Accounting Developments

See the discussion under the caption “Recent Accounting Developments” in Note 1 to the Consolidated Financial Statements included in this Amendment No. 5.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Millennium Chemicals Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity (deficit) present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 110 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”.

As discussed in Notes 19 and 20 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

March 8, 2004, except for the impact of the restatements in Notes 19 and 20, as to which the dates are August 6, 2004 and February 14, 2005, respectively.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

	As of December 31,
	2003	2002
	(Restated – See Notes 19 and 20)
ASSETS
Current assets
Cash and cash equivalents	$209	$125
Trade receivables, net	277	210
Inventories	457	406
Other current assets	65	78

Total current assets	1,008	819
Property, plant and equipment, net	766	862
Investment in Equistar	469	563
Other assets	51	46
Goodwill	104	106

Total assets	$2,398	$2,396

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable	$—	$4
Other short-term borrowings	—	14
Current maturities of long-term debt	6	12
Trade accounts payable	236	274
Income taxes payable	5	44
Accrued expenses and other liabilities	126	129

Total current liabilities	373	477
Long-term debt	1,461	1,212
Deferred income taxes	257	286
Other liabilities	371	453

Total liabilities	2,462	2,428

Commitments and contingencies (Note 15)
Minority interest	27	19
Shareholders’ deficit
Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares in 2003 and 2002, respectively)	1	1
Paid in capital	1,292	1,297
Accumulated deficit	(995)	(792)
Cumulative other comprehensive loss	(141)	(299)
Treasury stock, at cost (13,905,687 and 14,766,279 shares in 2003 and 2002, respectively)	(260)	(275)
Unearned restricted shares	(1)	—
Deferred compensation	13	17

Total shareholders’ deficit	(91)	(51)

Total liabilities and shareholders’ deficit	$2,398	$2,396

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
	(Restated – See Notes 19 and 20)
Net sales	$1,687	$1,554	$1,590
Operating costs and expenses
Cost of products sold	1,377	1,234	1,261
Depreciation and amortization	113	102	110
Selling, development and administrative expense	130	154	169
Reorganization, office and plant closure costs	18	—	36
Asset impairment charges	103	—	—

Operating (loss) income	(54)	64	14
Interest expense	(98)	(90)	(85)
Interest income	6	4	3
Loss on Equistar investment	(100)	(73)	(83)
Other (expense) income, net	—	(1)	1

Loss before income taxes and minority interest	(246)	(96)	(150)
Benefit from income taxes	66	63	100

Loss before minority interest and cumulative effect of accounting change	(180)	(33)	(50)
Minority interest	(5)	(6)	(6)

Loss before cumulative effect of accounting change	(185)	(39)	(56)
Cumulative effect of accounting change	(1)	(305)	—

Net loss	$(186)	$(344)	$(56)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(2.89)	$(0.61)	$(0.88)
From cumulative effect of accounting change	(0.02)	(4.80)	—

After cumulative effect of accounting change	$(2.91)	$(5.41)	$(0.88)

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

	Year Ended December 31,
	2003	2002	2001
	(Restated – See Notes 19 and 20)
Cash flows from operating activities:
Net loss	$(186)	$(344)	$(56)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	1	305	—
Asset impairment charges	103	—	—
Write-off of assets related to plant closure	—	—	10
Depreciation and amortization	113	102	110
Deferred income tax benefit	(41)	(40)	(68)
Non-cash income tax benefit	(37)	(22)	(42)
Loss on Equistar investment	100	73	83
Minority interest	5	6	6
Other, net	9	5	1
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(56)	7	83
(Increase) decrease in inventories	(13)	4	(3)
Decrease (increase) in other current assets	30	(23)	30
Decrease (increase) in other assets	2	(16)	(19)
(Decrease) increase in trade accounts payable	(51)	12	64
(Decrease) increase in accrued expenses and other liabilities and income taxes payable	(31)	17	(35)
(Decrease) increase in other liabilities	(40)	—	(52)

Cash (used in) provided by operating activities	(92)	86	112

Cash flows from investing activities:
Capital expenditures	(48)	(71)	(97)
Proceeds from sales of property, plant & equipment	—	1	19

Cash used in investing activities	(48)	(70)	(78)

Cash flows from financing activities:
Dividends to shareholders	(17)	(35)	(35)
Proceeds from long-term debt, net	626	302	783
Repayment of long-term debt	(387)	(272)	(736)
(Decrease) increase in notes payable and other short-term borrowings	(17)	1	(34)

Cash provided by (used in) financing activities	205	(4)	(22)

Effect of exchange rate changes on cash	19	(1)	(5)

Increase in cash and cash equivalents	84	11	7
Cash and cash equivalents at beginning of year	125	114	107

Cash and cash equivalents at end of year	$209	$125	$114

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Millions)

	Common Stock				Paid In Capital		Unearned Restricted Shares	Cumulative Other Comprehensive Loss
	Outstanding Shares	Amount	Treasury Stock	Deferred Compensation		Accumulated Deficit			Total
Balance at December 31, 2000 (Restated – See Notes 19 and 20)	64	$1	$(282)	$15	$1,326	$(325)	$(25)	$(107)	$603
Comprehensive loss
Net loss	—	—	—	—	—	(56)	—	—	(56)
Other comprehensive loss
Net losses on derivative financial instruments:
Losses arising during the year, net of tax of $5	—	—	—	—	—	—	—	(12)	(12)
Less: reclassification adjustment, net of tax of $3	—	—	—	—	—	—	—	6	6

Net losses	—	—	—	—	—	—	—	(6)	(6)
Minimum pension liability adjustment, net of tax of $3	—	—	—	—	—	—	—	(4)	(4)
Currency translation adjustment	—	—	—	—	—	—	—	(19)	(19)

Total comprehensive loss	—	—	—	—	—	(56)	—	(29)	(85)
Amortization and adjustment of unearned restricted shares	—	—	—	—	(27)	—	25	—	(2)
Dividends related to forfeiture of Restricted shares	—	—	—	—	—	3	—	—	3
Shares purchased by employee benefit plan trusts	(1)	—	(1)	2	—	—	—	—	1
Dividend to shareholders	—	—	—	—	—	(35)	—	—	(35)

Balance at December 31, 2001 (Restated – See Notes 19 and 20)	63	1	(283)	17	1,299	(413)	—	(136)	485
Comprehensive loss
Net loss	—	—	—	—	—	(344)	—	—	(344)
Other comprehensive loss
Net gains on derivative financial instruments:
Gains arising during the year, net of tax of $2	—	—	—	—	—	—	—	6	6
Less: reclassification adjustment	—	—	—	—	—	—	—	(1)	(1)

Net gains	—	—	—	—	—	—	—	5	5
Minimum pension liability adjustment, net of tax of $98	—	—	—	—	—	—	—	(188)	(188)
Equity in other comprehensive loss of Equistar:
Minimum pension liability, net of tax of $4	—	—	—	—	—	—	—	(7)	(7)
Currency translation adjustment	—	—	—	—	—	—	—	27	27

Total comprehensive loss	—	—	—	—	—	(344)	—	(163)	(507)
Shares issued to fund 401(k) plan	—	—	6	—	(2)	—	—	—	4
Shares purchased by employee benefit plan trusts	—	—	2	(2)	—	—	—	—	—
Current year compensation deferred	—	—	—	2	—	—	—	—	2
Dividend to shareholders	—	—	—	—	—	(35)	—	—	(35)

Balance at December 31, 2002 (Restated – See Notes 19 and 20)	63	1	(275)	17	1,297	(792)	—	(299)	(51)
Comprehensive loss
Net loss	—	—	—	—	—	(186)	—	—	(186)
Other comprehensive income (loss)
Net losses on derivative financial instruments:
Losses arising during the year, net of tax of $2	—	—	—	—	—	—	—	(4)	(4)
Less: reclassification adjustment, net of tax of $2	—	—	—	—	—	—	—	4	4

Net losses	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $14	—	—	—	—	—	—	—	26	26
Equity in other comprehensive loss of Equistar:
Minimum pension liability, net of tax of $2	—	—	—	—	—	—	—	3	3
Net gains on derivative financial instruments	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	—	128	128

Total comprehensive loss	—	—	—	—	—	(186)	—	158	(28)
Shares issued to fund 401(k) plan	1	—	7	—	(4)	—	—	—	3
Shares purchased by employee benefit plan trusts	—	—	8	(4)	(1)	—	(1)	—	2
Dividend to shareholders	—	—	—	—	—	(17)	—	—	(17)

Balance at December 31, 2003 (Restated – See Notes 19 and 20)	64	$1	$(260)	$13	$1,292	$(995)	$(1)	$(141)	$(91)

See Notes to Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Millennium Chemicals Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. Minority interest represents the minority ownership of the Company’s Brazilian subsidiary and the La Porte Methanol Company. The Company’s 29.5% investment in Equistar Chemicals, LP (“Equistar”), a joint venture between the Company and Lyondell Chemical Company (“Lyondell”), is accounted for by the equity method; accordingly, the Company’s share of Equistar’s pre-tax net income or loss is included in net income or loss.

Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the evaluation of and judgments about environmental obligations, legal matters and tax claims brought against the Company, pension and other postretirement benefits, the ability to recover the full carrying value of accounts receivable and inventories owned by the Company, and the carrying value of goodwill, the Company’s deferred tax assets and other long-term assets such as the Company’s investment in Equistar. Actual results could differ from those estimates.

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

Inventories: Product inventories are stated at the lower of cost or market value. Raw materials and maintenance parts and supplies are carried at average cost. The first-in first-out (“FIFO”) method, or methods that approximate FIFO, are used to determine cost for all product inventories of the Company.

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

Capitalized Software Costs: The Company capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. Such costs are amortized over periods not exceeding 7 years and are subject to impairment evaluation under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Unamortized capitalized software costs of $30 and $43 at December 31, 2003 and 2002, respectively, are included in Property, plant and equipment.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Through December 31, 2001, goodwill was amortized using the straight-line method over 40 years in accordance with accounting principles generally accepted in the United States of America, and management evaluated goodwill for impairment based on the anticipated future cash flows attributable to its operations in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). Such expected cash flows, on an undiscounted basis, were compared to the carrying value of the tangible and intangible assets and, if impairment was indicated, the carrying value of goodwill was adjusted. In the opinion of management, no impairment of goodwill existed at December 31, 2001 under SFAS No. 121.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under this new standard, all goodwill, including goodwill acquired before initial application of the standard, is not amortized but must be tested for impairment at least annually at the reporting unit level, as defined in the standard. Accordingly, the Company reported a charge for the cumulative effect of this accounting change of $275 in the first quarter of 2002 to write off certain of its goodwill related to its Acetyls business based upon the Company’s estimate of fair value for this business considering expected future profitability and cash flows. Also in accordance with SFAS No. 142, Equistar reported an impairment of its goodwill in the first quarter of 2002. The write-off at Equistar required an adjustment of $30 to reduce the carrying value of the Company’s investment in Equistar to its approximate proportional share of Equistar’s Partners’ capital. The Company reported this adjustment as a charge for the cumulative effect of this accounting change. In the opinion of management, no further adjustment to the carrying value of goodwill of $106 was required at December 31, 2002 under SFAS No. 142. Amortization expense was $13 for the year ended December 31, 2001 for the Company’s goodwill. Additionally, the Company’s share of amortization expense reported by Equistar for the year ended December 31, 2001 for its goodwill, included in Loss on Equistar investment, was $10. Following is a reconciliation of the reported net loss to net loss adjusted for goodwill amortization and the cumulative effect of the goodwill accounting change, and related per share amounts:

	Year Ended December 31,
	2003	2002	2001
	Restated*	Restated*	Restated*
Reported net loss	$(186)	$(344)	$(56)
Goodwill amortization	—	—	13
Equistar goodwill amortization included in Loss on Equistar investment	—	—	10

Adjusted net loss	(186)	(344)	(33)
Cumulative effect of goodwill accounting change.	—	305	—

Adjusted net loss before cumulative effect of goodwill accounting change	$(186)	$(39)	$(33)

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

	Year Ended December 31,
Per share amounts:	2003	2002	2001
	Basic & Diluted	Basic & Diluted	Basic & Diluted
	Restated*	Restated*	Restated*
Reported net loss	$(2.91)	$(5.41)	$(0.88)
Goodwill amortization	—	—	0.20
Equistar goodwill amortization included in Loss on Equistar investment	—	—	0.16

Adjusted net loss	(2.91)	(5.41)	(0.52)
Cumulative effect of goodwill accounting change	—	4.80	—

Adjusted net loss before cumulative effect of goodwill accounting change	$(2.91)	$(0.61)	$(0.52)

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

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

Asset Retirement Obligations: On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, are recorded in subsequent periods. The Company’s asset retirement obligations arise from activities associated with the eventual remediation of sites used for landfills and mining and include estimated liabilities for closure, restoration, and post-closure care. None of the Company’s assets are legally restricted for purposes of settling these obligations. As these liabilities are settled, a gain or loss is recognized for any difference between the settlement amount and the liability recorded. The Company reported an after-tax transition charge of $1 in the first quarter of 2003 as the cumulative effect of this accounting change. The impact of adoption was to increase the Company’s reported assets and liabilities by $2 and $3, respectively. The ongoing annual expense resulting from the initial adoption of SFAS No. 143 is expected to be approximately $1. Activity associated with the asset retirement obligations other than the effect of initial adoption of SFAS No. 143 was $1 for the year ended December 31, 2003. The amount of the asset retirement obligation at December 31, 2003 was $13. Disclosure on a pro forma basis of net income and related per-share amounts as if SFAS No. 143 had been applied during all periods presented is omitted because the effect on pro forma net income is not significant. The pro forma amount of the asset retirement obligation at January 1, 2001, December 31, 2001, and December 31, 2002, as if SFAS No. 143 had been applied at the beginning of 2001, the earliest year presented, is $10, $11 and $12, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

Environmental Liabilities and Legal Matters: The Company periodically reviews matters associated with potential environmental obligations and legal matters brought against the Company and evaluates, accounts, reports and discloses these matters in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). In order to make estimates of liabilities, the Company’s evaluation of and judgments about environmental obligations and legal matters are based upon the individual facts and circumstances relevant to the individual matters and include advice from legal counsel, if applicable. The Company establishes reserves by recording charges to its results of operations for loss contingencies that are considered probable (the future event or events are likely to occur) and for which the amount of loss can be reasonably estimated. When a loss contingency is considered probable but the amount of loss can only be reasonably estimated within a range, the Company records a reserve for the loss contingency at the low end of the range but also applies judgment to specific matters as to whether any particular amount within the range is a better estimate than any other amount. If an amount within the range is considered to be a better estimate of the loss, the Company records this amount as its reserve for the loss contingency. Reserves are exclusive of claims against third parties, except where the amount of liability or contribution by such other parties, including insurance companies, has been agreed, and are not discounted. Loss contingencies that are not considered probable or that cannot be reasonably estimated are disclosed in the Notes to the Consolidated Financial Statements, either individually or in the aggregate, if there is a reasonable possibility that a loss may be incurred and if the amount of possible loss could have a significant impact on the Company’s consolidated financial position or results of operations. Loss contingencies that are considered remote (the chance of the future event or events occurring is slight) are not typically disclosed unless the Company believes the potential loss to be extremely significant to its consolidated financial position and results of operations.

Foreign Currency: Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenues, expenses and cash flows are translated at the exchange rates in effect at the dates on which transactions are recognized, except where not practicable, then average exchange rates for the reporting period are used. Resulting translation adjustments are recorded as a component of Cumulative other comprehensive loss in Shareholders’ deficit. Gains and losses resulting from changes in foreign currency on transactions denominated in currencies other than the functional currency of the respective subsidiary are recognized in earnings as they occur.

Derivative Instruments and Hedging Activities: Derivatives are recognized on the balance sheet at their fair value. If a derivative is designated as a hedging instrument for accounting purposes, the Company designates the derivative, on the date the derivative contract is entered into, as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign currency” hedge) or (4) a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments for accounting purposes, changes in fair values are recognized in earnings in the period in which they occur.

Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, fair value hedges, along with the losses or gains on the hedged assets or liabilities that are attributable to the hedged risks (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, cash flow hedges are recorded in Other comprehensive income (loss) (“OCI”), until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, foreign-currency hedges are recorded in either current-period earnings or OCI, depending on whether the hedge transactions are fair value hedges or cash flow hedges. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded as translation adjustments in OCI.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

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

Income Taxes: The Company accounts for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This method generally provides that deferred tax assets and liabilities, computed using enacted marginal tax rates of the respective tax jurisdictions, be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and with respect to net operating loss carryforwards, prior to expiration, by considering the availability of taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, certain distinct tax planning strategies, and projected future taxable income. If it is considered to be more likely than not that the deferred tax assets will not be realized, a valuation allowance is established against some or all of the deferred tax assets.

The Company periodically assesses tax exposures and establishes or adjusts estimated reserves for probable assessments by the Internal Revenue Service (“IRS”) or other taxing authorities. Such reserves represent an estimated provision for taxes ultimately expected to be paid.

Research and Development: The cost of research and development efforts is expensed as incurred. Such costs aggregated $21, $20 and $20 for the years ended December 31, 2003, 2002 and 2001, respectively.

Retirement-Related Benefits: The Company determines its benefit obligations and net periodic benefit costs for its defined benefit pension plans and its other postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), respectively. These models use an approach that generally recognizes individual events like plan amendments and changes in actuarial assumptions such as discount rates, rate of compensation increases, inflation, medical costs and mortality over the service lives of the employees in the plan. The market-related value of plan assets, a calculated value that recognizes changes in the fair value of plan assets over a five-year period, is utilized to determine the Company’s reported benefit liabilities and net periodic benefit cost.

The Company evaluates the appropriateness of retirement-related benefit plan assumptions annually. Some of the more significant assumptions used to determine the Company’s benefit obligations and net periodic benefit costs are the expected rate of return on plan assets, the discount rate, the rate of compensation increases, and healthcare cost trend rates.

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

At December 31 of each year, if any of the Company’s defined benefit pension plans are underfunded and require adjustment to establish an additional minimum liability in accordance with SFAS No. 87, an adjustment is first made to establish an intangible asset to the extent of any unrecognized amount of prior service cost for the given plan and then an equity adjustment is included in OCI for the remaining amount of the required minimum

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

liability. This additional minimum liability is calculated and adjusted, as necessary, annually through the Company’s Consolidated Balance Sheet and has no immediate impact on the Company’s Consolidated Statement of Operations.

Stock-Based Compensation: SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. SFAS No. 123, as amended, also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123, as amended. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net loss and loss per share before cumulative effect of accounting change if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
	Restated*	Restated*	Restated*
Net loss before cumulative effect of accounting change	$(185)	$(39)	$(56)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2)	(2)	(1)

Pro forma net loss before cumulative effect of accounting change	$(187)	$(41)	$(57)

Loss per share before cumulative effect of accounting change:
Basic and diluted – as reported	$(2.89)	$(0.61)	$(0.88)

Basic and diluted – pro forma	$(2.91)	$(0.64)	$(0.90)

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

Earnings Per Share: Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based upon the weighted average number of common shares and potential dilutive common shares outstanding during the period. The computation of diluted loss per share for 2003 does not include 283,881 restricted and other shares, for 2002 the computation does not include 290,160 restricted and other shares and 4,727 options, and for 2001 the computation of diluted loss per share does not include 318,606 restricted and other shares issued under the Company’s stock-based compensation plans as their effect would be antidilutive due to reported net losses in each of these periods.

Loss per share amounts were computed as follows:

	Year Ended December 31,
	2003	2002	2001
	Restated*	Restated*	Restated*
Loss before cumulative effect of accounting change	$(185)	$(39)	$(56)
Cumulative effect of accounting change	(1)	(305)	—

Net loss available for common shareholders – basic and diluted	$(186)	$(344)	$(56)

Weighted average shares outstanding – basic and diluted	64,018,512	63,587,561	63,564,497

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(2.89)	$(0.61)	$(0.88)
From cumulative effect of accounting change	(0.02)	(4.80)	—

After cumulative effect of accounting change	$(2.91)	$(5.41)	$(0.88)

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

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

The Company sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. Revenue generated from export sales (i.e., sales from within the United States to foreign customers) as well as sales from those of the Company’s operations that are conducted outside the United States accounted for 62%, 59% and 54% of total revenues in 2003, 2002 and 2001, respectively, which are made to customers in over 90 countries. Accordingly, there is no significant concentration of risk in any one particular country. In addition, 58%, 58% and 60% of the revenues of the Titanium Dioxide and Related Products business segment in 2003, 2002 and 2001, respectively (which accounts for approximately 69%, 73% and 72% of consolidated revenues in 2003, 2002 and 2001, respectively) were made to customers in the global paint and coatings industry. The leading United States economic indicator for this industry is new and existing home sales, which has remained relatively strong in recent years despite the weak economic conditions in the United States. In addition, some seasonality in sales exists because sales of paint and coatings are greatest in the spring and summer months. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

Recent Accounting Developments: In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), primarily to clarify the required accounting for interests in variable interest entities. This standard replaces FIN No. 46, “Consolidation of Variable Interest Entities,” that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. The Company’s application of FIN No. 46R had no material impact on its consolidated financial statements.

Effective December 2003, the Company adopted SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), issued by the FASB in December 2003. SFAS No. 132R requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and related information. Adoption of SFAS No. 132R does not change the Company’s accounting for pension and other postretirement benefits.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-1”). FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”), which was signed into law on December 8, 2003, under SFAS No. 106 and SFAS No. 109, as well as in making disclosures related to its plans as required by SFAS No. 132R until the FASB develops and issues authoritative guidance on accounting for the Federal subsidies provided by the Medicare Act of 2003. The Medicare Act of 2003 introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars in millions, except share data)

Note 1 — Significant Accounting Policies – Continued

benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. Specific authoritative guidance, when issued by the FASB, could require a change in currently reported information. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plans.

In September 2003, the Accounting Standards Executive Committee (“AcSEC”) approved for final issuance Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment,” subject to AcSEC’s positive clearance and FASB’s clearance. AcSEC expects to issue the SOP in the first quarter of 2004. The proposed SOP addresses accounting and disclosure issues related to property, plant and equipment; component accounting for property, plant and equipment; and costs related to maintenance activities. The effective date of the proposed SOP will be for fiscal years beginning after December 15, 2004. Upon the issuance of the final SOP, the Company will evaluate the SOP’s impact on its accounting for property, plant, and equipment and maintenance activities.

Note 2 — Asset Impairment Charges

In the fourth quarter of 2003, the Company recorded a non-cash, pre-tax asset impairment charge of $103 ($101 after tax) associated primarily with the writedown of property, plant and equipment at the Company’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Management prepared and the Company’s Board of Directors approved its strategic operating plan for this manufacturing plant in the fourth quarter of 2003. Financial projections resulting from this strategic planning process produced cash flow estimates for this plant that were less favorable than previous estimates. The Company evaluated the carrying value of the Le Havre manufacturing plant assets by analyzing the estimated future cash flows associated with these assets. Such analysis demonstrated that the undiscounted estimated future cash flows were insufficient to recover the carrying value of these assets. Accordingly, an impairment charge was required to write down the basis in the property, plant and equipment to its estimated fair value. The Company evaluated discounted cash flow analysis and information from third parties to determine a fair value estimate. At December 31, 2003, after the impairment charge, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero. Future capital expenditures at this plant are expected to be included in period charges and classified as asset impairment charges when incurred.

The operations of the Le Havre manufacturing plant were not profitable in 2003. The Company does not expect these operations to return to profitability in the future and is evaluating various alternatives for the facility. The Company has decided to rationalize certain equipment at this plant in the second quarter of 2004, which will result in the reduction of the plant’s rated capacity from 95,000 metric tons per annum to 65,000 metric tons per annum. This rationalization will include the idling of certain equipment for which the carrying value is zero, after the asset impairment charge reported in 2003.

Note 3 — Reorganization, Office and Plant Closure Charges

In July 2003, the Company announced the implementation of a program to reduce costs. This program included a reduction of approximately 5% in the number of the Company’s employees worldwide and, effective September 1, 2003, the closure of the Company’s executive offices in Red Bank, New Jersey and the relocation of its headquarters to the Company’s existing administrative offices in Hunt Valley, Maryland. In addition, the Company announced the suspension of payment of dividends on its Common Stock.

The Company has recorded charges for the year ended December 31, 2003 of $18, of which $17 is for severance-related costs and $1 is for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. Substantially all of the remaining charges for this program, estimated at $1 to $3, are expected to be recorded during the next several quarters. All costs associated with this program are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS No. 112”) or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as appropriate. Severance-related cash payments of $14 for the implementation of this program were made during the year ended December 31, 2003. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $11, will be disbursed during the next several quarters. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $6 at December 31, 2003.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

In 2001, the Company recorded a provision for reorganization and plant closure costs of $36, including $31 in connection with the Company’s announced decision to reduce its worldwide workforce and indefinitely idle its sulfate-process titanium dioxide plant in Hawkins Point, Maryland, and $5 in connection with the Company’s announced decision to close its Acetyls facilities in Cincinnati, Ohio. The $31 charge included $19 of severance and other employee-related costs for the termination of approximately 400 employees involved in manufacturing, technical, sales and marketing, finance and administrative support, a $10 writedown of assets, and $2 in other costs associated with idling the plant. The $5 charge for the closure of the facilities in Cincinnati, Ohio, included $3 of severance and other termination benefits related to the termination of about 35 employees involved in technical, marketing and administrative activities, as well as $2 related to the writedown of assets, lease termination costs and other charges. All payments for severance and related costs and for other costs related to the reorganization and plant closure charges in 2001 were made as of December 31, 2002.

Note 4 — Investment in Equistar

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymers businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its former ethylene, polyethylene, ethanol and related products business. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750 received from Equistar to repay debt. Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of the chemical subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”). Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar was then owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from these transactions. On August 22, 2002, Occidental sold its 29.5% equity interest in Equistar to Lyondell. Equistar is now owned 70.5% by Lyondell and 29.5% by the Company.

The Company has evaluated the carrying value of its investment in Equistar at December 31, 2003 using fair value estimates prepared by the Company and third parties. Those valuations included discounted cash flow analysis of both internal management and external party cash flow projections, as well as replacement cost analysis. Additionally, the Company analyzed Lyondell’s 2002 purchase of Occidental’s 29.5% interest in Equistar and determined, after considering tax effects, that the fair value of such transaction related to Occidental’s partnership investment exceeds the Company’s carrying value for its Equistar investment. The carrying value of the Company’s investment in Equistar at December 31, 2003 and 2002 was $469 and $563, respectively.

Equistar is managed by a Partnership Governance Committee consisting of representatives of both partners. Approval of Equistar’s strategic plans and other major decisions requires the consent of the representatives of both partners. All decisions of Equistar’s Governance Committee that do not require unanimity among the partners may be made by Lyondell’s representatives alone.

Because of the significance of the Company’s interest in Equistar to the Company’s total results of operations, the separate financial statements of Equistar are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004.

Note 5 — European Receivables Securitization Program

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 5 — European Receivables Securitization Program – Continued

Transferred trade receivables outstanding at December 31, 2002 that qualified as a sale were $61 and were not included in the Company’s Consolidated Balance Sheet at December 31, 2002. The Company carried its retained interest in a portion of the transferred assets that did not qualify as a sale, $9 at December 31, 2002, in Trade receivables, net in its Consolidated Balance Sheet at amounts that approximated net realizable value based upon the Company’s historical collection rate for these trade receivables.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 6 — Supplemental Financial Information

	2003	2002
	Restated*	Restated*
Trade receivables
Trade receivables	$286	$217
Allowance for doubtful accounts	(9)	(7)

	$277	$210

Inventories
Finished products	$258	$210
In-process products	38	30
Raw materials	96	106
Maintenance parts and supplies	65	60

	$457	$406

Property, plant and equipment
Land and buildings	$220	$222
Machinery and equipment	1,413	1,401
Construction-in-progress	77	111

	1,710	1,734
Accumulated depreciation and amortization	(944)	(872)

	$766	$862

Goodwill
Goodwill at beginning of year	$106	$381
Cumulative effect of accounting change	—	(275)
Other	(2)	—

Goodwill at end of year	$104	$106

Accrued expenses and other liabilities
Customer rebates	$31	$37
Other accrued expenses and other liabilities*	95	92

	$126	$129

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

	2003	2002	2001
Amortization expense	$—	$—	$13

Rental expense on operating leases is as follows:
Rental expense	$22	$22	$19

Cash paid (received) for interest and taxes:
Interest, net	$95	$86	$81
Taxes, net	38	(1)	1

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 7 — Income Taxes

	2003	2002	2001
	Restated*	Restated*
Pretax (loss) income is generated from:
United States	$(209)	$(177)	$(221)
Foreign	(37)	81	71

	$(246)	$(96)	$(150)

Income tax (benefit) provision is comprised of:
Current
Federal	$—	$(19)	$(12)
State and local	—	2	1
Foreign	12	16	21

Total current provision (benefit)	12	(1)	10

Deferred
Federal	(64)	(40)	(58)
State and local	(2)	—	—
Foreign	6	—	(10)
Unremitted earnings of foreign subsidiaries	19	—	—

Total deferred benefit	(41)	(40)	(68)

Tax benefit from previous years	(37)	(22)	(42)

Total income tax benefit	$(66)	$(63)	$(100)

*	The Company restated its financial statements as disclosed in Note 20.

The Company’s effective income tax rate differs from the amount computed by applying the statutory federal income tax rate as follows:

	2003	2002	2001
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of Federal benefit	(0.8)	1.9	(0.3)
Provision for nondeductible expenses, primarily goodwill	0.4	—	7.5
Foreign rate differential	(9.5)	(20.1)	(12.0)
Tax benefit from previous years	(15.2)	(27.5)	(31.3)
Provision for unremitted earnings of foreign subsidiaries	7.8	—	—
Establish valuation allowance for French subsidiaries	23.0	12.5	—
Other	2.5	2.6	4.4

Effective income tax rate	(26.8)%	(65.6)%	(66.7)%

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 7 — Income Taxes – Continued

The Company recorded tax benefits of $37, $22, and $42 in 2003, 2002 and 2001, respectively, unrelated to transactions for those years. In 2003, the tax benefit primarily related to the reversal of tax reserves recorded in prior years associated with IRS audits that were settled during 2003. In 2002, the tax benefit primarily related to an $18 refund of tax and interest originating from refund claims filed with the IRS in 2002 which carried back expenses incurred in 1993 and 1994 to earlier tax years. In 2001, the tax benefit primarily related to the reversal of tax accruals recorded in 1996. During 2001, through ongoing discussions and negotiations with the IRS, it was determined that the Company’s original 1996 position would not be challenged and the accruals recorded in 1996 were no longer necessary. These benefits recorded in 2003, 2002, and 2001 were offset to an extent by certain new tax provisions the Company determined probable of assessment based on the evolution of various domestic and foreign tax examinations and changes in relevant tax regulations.

Deferred tax expense on certain unremitted earnings of foreign subsidiaries of $19 was recorded in 2003 due to the Company’s plan to repatriate $107 from its Australian and European businesses to the US by implementing certain intercompany financing strategies in early 2004.

Significant components of deferred taxes are as follows:

	2003	2002
	Restated*	Restated*
Deferred tax assets
Environmental and legal obligations	$35	$41
Other postretirement benefits and pension	67	82
Net operating loss carryforwards	246	196
Capital loss carryforwards	3	3
AMT credits	97	97
Other accruals	8	14

	456	433
Valuation allowance	(97)	(35)

Total deferred tax assets	359	398

Deferred tax liabilities
Excess of book over tax basis in property, plant and equipment	68	106
Excess of book over tax basis in investment in Equistar	397	441
Reserve for unremitted earnings of foreign subsidiaries	19	—
Reserve for income taxes	94	94
Other	38	43

Total deferred tax liabilities	616	684

Net deferred tax liabilities	$257	$286

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

As a result of the Company’s assessment of its net deferred tax assets, a valuation allowance of $69 and $10 was required for the net deferred tax assets of its French subsidiaries at December 31, 2003 and 2002, respectively. No income tax benefits associated with 2003 operating losses for the Company’s French subsidiaries were recognized. The Company currently expects that if its French subsidiaries continue to report net operating losses in future periods, income tax benefits associated with those losses would not be recognized, and the Company’s results in those periods would be adversely affected. Additionally, due to the uncertainty of the realization of deferred tax assets for state net operating loss carryforwards and Federal capital loss carryforwards, a valuation allowance totaling $28 and $25 was recorded at December 31, 2003 and 2002, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 7 — Income Taxes – Continued

At December 31, 2003 and 2002, certain subsidiaries of the Company had available US net operating loss carryforwards aggregating $379 and $288, respectively, and foreign net operating loss carryforwards aggregating $290 and $244, respectively, including $226 and $203, respectively, that were generated in the United Kingdom (“UK”) and $64 and $41, respectively, that were generated in France. The net operating loss carryforwards generated in the UK and France do not expire; however, those generated in the UK are subject to certain limitations on their use. The US net operating loss carryforwards expire beginning on December 31, 2021 and continuing through December 31, 2023. The capital loss carryforwards expire on December 31, 2006. The AMT credits of $97 have no expiration and can be carried forward indefinitely.

The undistributed earnings of the Company’s foreign subsidiaries, except for those described above that are impacted by the implementation of recent intercompany financing strategies, are considered to be indefinitely reinvested. Accordingly, no provision for US Federal and state income taxes or foreign withholding taxes has been provided on approximately $143 of such undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The Company and certain of its subsidiaries have entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when certain operations of Hanson were included in the consolidated United States tax returns of the Company’s subsidiaries. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon the results of future audits by various tax authorities and is not practicable to estimate.

Certain of the income tax returns of the Company’s domestic and foreign subsidiaries are currently under examination by the IRS, Inland Revenue and various foreign and state tax authorities. In many cases, these audits result in the examining tax authority issuing proposed assessments. In the United States, IRS audits for tax years prior to 1993 have been settled. During 2002, the Company negotiated a settlement with the IRS with respect to the audit issues relating to the Company’s Federal income tax returns for the years 1989 through 1992. In July 2003, the Company paid $19 to the IRS with respect to a settlement relating to the tax years 1989 through 1992. In connection with the 1993 through 1996 examination, the IRS has issued proposed assessments that challenge certain of the Company’s tax positions. The Company believes that its tax positions comply with applicable tax law and it intends to defend its position through the IRS’s appeals process. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution. However, if the IRS’s position on certain issues is upheld after all of the Company’s administrative and legal options are exhausted, a material impact on the Company’s consolidated financial position, results of operations or cash flows could result. The IRS examination for the years 1997 through 2001 commenced in 2003. The IRS has yet to issue any material proposed assessments related to this audit cycle.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements

	2003	2002
Revolving Loans due 2006 bearing interest at the option of the Company at the higher of the Federal funds rate plus .50% and the bank’s prime lending rate plus 1.25%; or at LIBOR or NIBOR plus 2.25%, plus, in each case, a facility fee of .50%, to be paid quarterly	$52	$10
Term Loans due 2006 bearing interest at the option of the Company at the higher of the Federal funds rate plus .50% and the bank’s prime lending rate plus 2.0%; or at LIBOR or NIBOR plus 3.0%, to be paid quarterly	—	49
7.00% Senior Notes due 2006	500	500
7.625% Senior Debentures due 2026	249	249
9.25% Senior Notes due 2008	485	377
4.00% Convertible Senior Debentures due 2023	150	—
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	21	26
Other	10	13
Less current maturities of long-term debt	(6)	(12)

	$1,461	$1,212

On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 aggregate principal amount of 4.00% Convertible Senior Debentures due 2023, unless earlier redeemed, converted or repurchased (the “4.00% Convertible Senior Debentures”), which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the “Term Loan”) of the Company’s five-year credit agreement expiring June 18, 2006 (the “Credit Agreement”) and $103 of outstanding borrowings under the revolving loan portion (the “Revolving Loans”) of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

On April 25, 2003, the Company received approximately $107 in net proceeds ($109 in gross proceeds) from the issuance and sale by Millennium America of $100 additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the “9.25% Senior Notes”), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003, filed an amended registration statement. However, as of December 31, 2003, the exchange offer registration statement has not yet been declared effective. As a result, since October 22, 2003, Millennium America has been obligated to pay additional interest at the annualized rate of approximately 1.00% to each holder of the $100 additional amount of notes. This additional interest will be paid until such time as the registration statement becomes effective.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements – Continued

Company refinanced $425 of borrowings and paid refinancing expenses of $11 with the combined proceeds of the Credit Agreement, which provided the Revolving Loans and $125 in Term Loans, and the issuance of $275 aggregate principal amount of 9.25% Senior Notes by Millennium America. Millennium Chemicals and Millennium America guarantee the obligations under the Credit Agreement.

The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of December 31, 2003, $19 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loan portion of the credit facility, as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans and the Term Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent’s prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company’s Leverage Ratio, as defined. The margins set forth in the table above are the margins at the end of the fourth quarter and through the date hereof. The weighted-average interest rate for borrowings under the Company’s Revolving Loans, excluding facility fees, was 3.3%, 3.9% and 5.4% for 2003, 2002 and 2001, respectively. The weighted average interest rate for borrowings under the Term Loans was 4.2% while borrowings were outstanding in 2003, 4.9% for 2002 and 6.4% for 2001.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements – Continued

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

On February 2, 2005, the Company entered into an Amendment and Waiver (the “Amendment”) to its Credit Agreement, which amended the definition of EBITDA and waived any and all defaults and events of default that may have occurred on or prior to the Amendment as a result of certain adjustments and charges related to the restatement of the Company’s financial statements. Previously, the Company obtained waivers, on July 29, 2004, under the Credit Agreement as a result of the August 2004 Restatement. See Explanatory Note above and Note 20 to the Consolidated Financial Statements.

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

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, (the “Senior Notes”) that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at December 31, 2003, any reduction in CNTA below approximately $1,000 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,100 at December 31, 2003. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements – Continued

no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company’s Consolidated Coverage Ratio has fallen below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company’s ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both S&P and Moody’s and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

The 4.00% Convertible Senior Debentures were issued by Millennium Chemicals Inc. and are guaranteed by Millennium America. Holders may convert their debentures into shares of the Company’s Common Stock at a conversion price, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.3568 shares per one thousand dollar principal amount of debentures. At the time the 4.00% Convertible Senior Debentures were issued, the common price per share exceeded the trading value of the Company’s Common Stock. The conversion privilege may be exercised under the following circumstances:

•	prior to November 15, 2018, during any fiscal quarter commencing after December 31, 2003, if the closing price of the Company’s Common Stock on at least 20 of the 30 consecutive trading days ending on the first trading day of that quarter is greater than 125% of the then current conversion price;

•	on or after November 15, 2018, at any time after the closing price of the Company’s Common Stock on any date is greater than 125% of the then current conversion price;

•	if the debentures are called for redemption;

•	upon the occurrence of specified corporate transactions, including a consolidation, merger or binding share exchange pursuant to which the Company’s Common Stock would be converted into cash or property other than securities;

•	during the five business-day period after any period of ten consecutive trading days in which the trading price per one thousand dollar principal amount of debentures on each day was less than 98% of the product of the last reported sales price of the Company’s Common Stock and the then current conversion rate; and

•	at any time when the long-term credit rating assigned to the debentures is either Caa1 or lower, in the case of Moody’s, or B- or lower in the case of S&P, or either rating agency has discontinued, withdrawn or suspended its rating.

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a fundamental change. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements – Continued

At December 31, 2003, the Company was in compliance with all covenants in the indentures governing the 9.25% Senior Notes, 7.00% Senior Notes, 7.625% Senior Debentures and 4.00% Convertible Senior Debentures.

The Company, as well as the Senior Notes and the 4.00% Convertible Senior Debentures are currently rated BB- by S&P with a stable outlook. Moody’s has assigned the Company a senior implied rating of Ba3, and the Senior Notes and the 4.00% Convertible Senior Debentures a rating of B1 with a negative outlook. These ratings are non-investment grade ratings.

On July 22, 2003, S&P lowered the Company’s credit rating from BB+ to BB, citing the Company’s July 2003 announcement regarding weak sales volume and competitive pricing pressures in the titanium dioxide business for the second quarter of 2003, as well as lingering economic uncertainties and the potential for additional raw material pressures in the petrochemicals industry as factors that are likely to further delay the Company’s efforts to restore its financial profile. On September 22, 2003, S&P again lowered the Company’s credit rating from BB to BB- citing the Company’s subpar financial profile and weaker-than-expected prospects for reducing its substantial debt burden over the next couple of years, and revised its outlook from negative to stable. On November 19, 2003, S&P assigned its BB- rating to the 4.00% Convertible Senior Debentures, and affirmed its BB- rating of the Company with a stable outlook. Moody’s announced on August 13, 2003, that it had lowered the Company’s senior implied rating to Ba2, and the Senior Notes’ rating to Ba3, citing the Company’s high leverage, modest coverage of interest expense, weaker than anticipated TiO2 demand and potential covenant compliance issues. On November 19, 2003, Moody’s again lowered the Company’s senior implied rating from Ba2 to Ba3, and the Senior Notes’ rating from Ba3 to B1 and affirmed its ratings outlook of negative, citing the challenging operating conditions within the TiO2 business, a significant deterioration in 2003 cash flow performance, and Moody’s expectation that a protracted recovery in the TiO2 business will limit the Company’s ability to de-lever for the medium-term. These actions by S&P and Moody’s could heighten concerns of the Company’s creditors and suppliers which could result in these creditors and suppliers placing limitations on credit extended to the Company and demands from creditors for additional credit restrictions or security.

The Company uses gold as a component in a catalyst at its La Porte, Texas facility. In April 1998, the Company entered into an agreement that provided the Company with the right to use gold owned by a third party for a five-year term. In April 2003, the Company renewed this agreement for a one-year term and simultaneously entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. The renewed agreement required the Company to either deliver the gold to the counterparty at the end of the term or pay to the counterparty an amount equal to its then-current value. The renewed agreement provided that if the Company was downgraded below BB by S&P or Ba2 by Moody’s, the third party could require the Company to purchase the gold at its then-current value. After discussions with the counterparty to the agreement as to whether the counterparty had the right to require the Company to purchase the gold due to Moody’s August 13, 2003 announcement referenced above, the Company determined to terminate the renewed agreement and purchase the gold for its then-current market value. On August 28, 2003, the Company paid the counterparty $14, net of $1 of proceeds from the termination of its forward purchase contract. The Company’s obligation under this agreement was $14 at December 31, 2002, and was included in Other short-term borrowings. The change in value of the gold and the Company’s obligation under this agreement, which is included in Selling, development and administrative expense, was a loss of $1 and $3 for each of the years ended December 31, 2003 and 2002, respectively, and was not significant for the year ended December 31, 2001. The change in value of the forward purchase agreement was a gain of $1 for the year ended December 31, 2003, which is included in Selling, development and administrative expense.

The Company had outstanding Notes payable of $4 as of December 31, 2002, bearing interest at an average rate of approximately 19.1%, with a maturity of 30 days or less. No such Notes payable were outstanding at December 31, 2003.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 8 — Long-Term Debt and Credit Arrangements – Continued

The maturities of Long-term debt during the next five years and thereafter are as follows:

2004	$6
2005	5
2006	557
2007	2
2008	476
Thereafter	404
Non-cash components of long-term debt	17

$1,467

Note 9 — Derivative Instruments and Hedging Activities

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

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of December 31, 2003, these instruments had expiration dates no later than March 2004. Certain of these instruments are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 9 — Derivative Instruments and Hedging Activities – Continued

recognized immediately in Cost of products sold. During 2003, 2002 and 2001, net losses on commodity swaps designated as cash flow hedges of $1, $6 and $5, respectively, were reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged. Hedge ineffectiveness had no significant impact on earnings for 2003, 2002 or 2001. Net losses on commodity swap cash flow hedges that were discontinued during 2003, 2002 and 2001 were not significant, and no commodity swap cash flow hedges were discontinued during 2002 or 2001. The Company currently estimates that net gains on commodity swaps included in OCI at December 31, 2003 that will be reclassified to earnings during the next twelve months will not be significant.

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

In April 2003, the Company entered into a forward purchase agreement in order to mitigate the risk of change in the market price of gold. This forward purchase contract was terminated in August 2003 when the Company discontinued its arrangement for the right to use gold owned by a third party, as more fully described in Note 8. This derivative was not designated as a hedge for accounting purposes. The gain on this instrument, which is included in Selling, development and administrative expense and offsets a similar amount of loss on the Company’s obligation under the gold agreement while the agreement was in effect, was $1 for the year ended December 31, 2003.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 10 — Fair Value of Non-Derivative Financial Instruments

The fair value of all short-term financial instruments (i.e., trade receivables, notes payable, etc.) and restricted cash approximates their carrying value due to their short maturity or ready availability. The fair value of the Company’s other financial instruments is based upon estimates received from independent financial advisors as follows:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Amount outstanding under Revolving Loans	$52	$52	$10	$10
Term Loans	—	—	49	49
7.00% Senior Notes	500	513	500	480
7.625% Senior Debentures	249	233	249	208
9.25% Senior Notes	485	518	377	392
4.00% Convertible Senior Debentures	150	189	—	—
Other short-term borrowings	—	—	14	14

In addition, the Company has various contractual obligations to purchase raw materials, utilities and services used in the production and distribution of its products, including but not limited to: titanium ores for TiO2, crude sulfate turpentine for fragrance chemicals, syngas for methanol, carbon monoxide for acetic acid and ethylene for VAM. Such commitments are generally at market prices, formula prices based primarily on costs of raw materials, or at fixed prices but subject to escalation for inflation. Accordingly, the fair value of such obligations approximates their contractual value.

Note 11 — Pension and Other Postretirement Benefits

Domestic Benefit Plans: The Company has non-contributory defined benefit pension plans that provide postretirement benefits for substantially all of its United States employees. The benefits for the pension plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company’s funding policy is to contribute amounts to the pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. In addition, the Company currently provides Other Postretirement Employee Benefits (“OPEB”) for healthcare and life insurance to most employees and their dependents.

The pension plans’ assets are held in a master asset trust and are managed by independent portfolio managers. Such assets include the Company’s Common Stock, which comprised less than 1% of master trust assets at December 31, 2003 and 2002. The investment objective for the portfolio assets of the Company’s domestic pension plans is to provide maximum total return with a strong emphasis on preservation of capital in real terms. This investment strategy allows the assets to participate in rising markets with defensive action in declining markets. The portfolio is expected to be generally less volatile than the market average.

The portfolio investments are marketable securities that provide sufficient liquidity to pay benefits as required.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 11 — Pension and Other Postretirement Benefits – (Continued)

The weighted-average asset allocation by category for US pension plans at December 31 and the Company’s current target for asset allocation is as follows:

	Target	2003	2002
Asset Categories
Domestic equities	35% -60%	55%	53%
International equities	15% -25%	17	13	(1)
Fixed income	20% - 40%	27	33
Cash equivalents	1% - 5%	1	1

Total		100%	100%

(1)	The asset allocation percentage for 2002 was below the target due to unfavorable investment performance in this asset category.

In addition, no more than 20% of the total portfolio may be invested in one industry and no more than 5% of the total portfolio may be invested in the securities of one company.

The Company also sponsors defined contribution plans for its salaried and certain union employees. Contributions relating to defined contribution plans are made based upon the respective plan provisions.

Foreign Benefit Arrangements: Certain of the Company’s foreign subsidiaries have defined benefit plans. The assets of these plans are held separately from the Company in independent funds.

The Company expects to contribute approximately $12 to its US and foreign defined benefit pension plans and approximately $10 to its OPEB plan in 2004. These estimates reflect expected increases in pension plan trust funding to meet minimum requirements. Additionally, the Company expects to contribute approximately $4 to its defined contribution pension plans in 2004.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 11 — Pension and Other Postretirement Benefits – Continued

The measurement date for all of the Company’s benefit obligations and plan assets is December 31. The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31 for both years:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Accumulated benefit obligation at end of year	$815	$765	$—	$—

Reconciliation of projected benefit obligation
Projected benefit obligation at beginning of year	$851	$758	$76	$80
Service cost, including interest	13	12	—	—
Interest on PBO	52	52	6	6
Benefit payments	(80)	(78)	(12)	(12)
Curtailments	(1)	—	—	—
Net experience loss	36	74	7	15
Amendments	—	11	3	(13)
Translation and other adjustments	22	22	—	—

Projected benefit obligation at end of year	$893	$851	$80	$76

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$629	$778	$—	$—
Return on plan assets	143	(91)	—	—
Employer contributions	12	9	12	12
Benefit payments	(80)	(78)	(12)	(12)
Translation and other adjustments	17	11	—	—

Fair value of plan assets at end of year	$721	$629	$—	$—

Funded status
Funded status at December 31	$(172)	$(222)	$(80)	$(76)
Unrecognized net asset	(3)	(3)	—	—
Unrecognized prior service cost	12	19	(23)	(23)
Unrecognized loss (gain)	348	384	(3)	(17)

Net prepaid (accrued) benefit cost	185	178	(106)	(116)
Additional minimum liabilities	(269)	(309)	—	—
Intangible asset	12	16	—	—

Net accrued benefit cost	$(72)	$(115)	$(106)	$(116)

As of December 31, the net accrued benefit cost for pension benefits is comprised of the following:

	2003	2002
Prepaid benefit cost	$29	$20
Intangible asset	12	16
Accrued benefit cost	(113)	(151)

Net accrued benefit cost	$(72)	$(115)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 11 — Pension and Other Postretirement Benefits – Continued

The net accrued benefit cost of $72 and $115 at December 31, 2003 and 2002, respectively, was included in Other liabilities in the Consolidated Balance Sheet. A benefit to equity of $26 ($40 pre-tax) and a charge to equity of $188 ($286 pre-tax) were required at December 31, 2003 and 2002, respectively, to reflect the appropriate additional minimum liabilities associated with certain of the Company’s defined benefit pension plans and were included in Cumulative other comprehensive loss at each of December 31, 2003 and 2002.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2003	2002
Projected benefit obligation	$879	$838
Fair value of assets	690	604

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2003	2002
Accumulated benefit obligation	$767	$751
Fair value of assets	656	604

The assumptions used in the measurement of the Company’s benefit obligations are shown in the following table:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Weighed average assumptions at December 31:
Discount rate	5.94%	6.35%	6.00%	6.50%
Expected return on plan assets	8.33%	8.34%	—	—
Rate of compensation increase	3.59%	3.52%	—	—

The following table provides the components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Net periodic benefit cost (income)
Service cost, including interest	$13	$12	$12	$—	$—	$—
Interest on PBO	52	52	53	6	6	6
Return on plan assets	(68)	(75)	(76)	—	—	—
Amortization of unrecognized net loss	6	1	—	(1)	(2)	(2)
Amortization of prior service cost	1	1	1	(2)	(2)	(1)
Net effect of curtailments and settlements	3	2	2	(1)	—	(1)

Net periodic benefit cost (income)	7	(7)	(8)	2	2	2
Defined contribution plans	4	4	4	—	—	—

Net periodic benefit cost (income)	$11	$(3)	$(4)	$2	$2	$2

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 11 — Pension and Other Postretirement Benefits – Continued

The assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted average assumptions as of December 31:
Discount rate	6.35%	7.27%	7.38%	6.50%	7.50%	7.50%
Expected return on plan assets	8.34%	8.87%	8.86%	—	—	—
Rate of compensation increase	3.52%	4.23%	4.30%	—	—	—

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

As a result of rising medical benefit costs and competitive business conditions, the Company announced in early 2004 that effective April 1, 2004 it will reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy in 2004 to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company’s accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, this reduction will be recognized ratably over approximately thirteen years through OPEB net periodic benefit cost. Estimated OPEB net periodic benefit cost for 2004, after giving affect to this change, will be income of approximately $4 compared to a benefit cost of $2 in 2003. The Company estimates that 2004 cash payments for retiree medical and insurance benefits to be slightly less than 2003 as it transitions to the subsidy plan. Cash payments in subsequent years are estimated to be significantly less than 2003.

As more fully described in the “Recent Accounting Developments” section of Note 1, the Company elected to make the one-time deferral provided by FSP No. FAS 106-1 to defer recognition and accounting for the effects of the Medicare Act of 2003. Accordingly, the measures of the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. Specific authoritative guidance, when issued by the FASB, could require a change in currently reported information. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plans.

Note 12 — Stock-Based Compensation Plans

Omnibus Incentive Compensation Plan: The Company’s 2001 Omnibus Incentive Compensation Plan (the “Omnibus Incentive Plan”) was designed to optimize the profitability and growth of the Company through annual and long-term incentives that are consistent with the Company’s goals and to link the personal interests of the participants to those of the Company’s shareholders. The Omnibus Incentive Plan was ratified by the Company’s shareholders in 2001. Since January 1, 2001, awards under the Company’s Long Term Incentive Plan and Executive Long Term Incentive Plan described below have been granted under the Omnibus Incentive Plan.

The Omnibus Incentive Plan provides for the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; (v) performance shares; (vi) stock awards; and (vii) cash-based awards. Awards can be granted to employees and non-employee directors. At December 31, 2003, 1,020,100 of the maximum 3,200,000 shares of the Company’s

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 12 — Stock-Based Compensation Plans

Common Stock originally reserved for delivery to participants under the Omnibus Incentive Plan were available to be granted as awards under the plan.

Stock Options Awards Under the Omnibus Incentive Plan: The Compensation Committee of the Board of Directors determines the vesting schedule and expiration date of all options granted under the Omnibus Incentive Plan, except that options expire no later than ten years from the date of grant. Stock options are to be granted at exercise prices no less than the market price of the Company’s Common Stock on the date of grant. All stock option grants under the Omnibus Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

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

Long Term Incentive Plan: The Company has a Long Term Incentive Plan for certain management employees. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Long Term Incentive Plan. The plan provides for awards of the Company’s Common Stock to be granted if certain of the Company’s performance targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust was established to hold shares of the Company’s Common Stock to fund this obligation. At December 31, 2003, no shares remained in this trust. Compensation expense was $1 and $1 in 2003 and 2002 and was not significant in 2001.

Executive Long Term Incentive Plan: In 2000, the Company established an Executive Long Term Incentive Plan for its senior executives. Commencing in 2001, these awards have been granted under the Omnibus Incentive Plan by reference to the Executive Long Term Incentive Plan. One half of the award granted to each executive provides for the Company’s Common Stock to be granted if certain of the Company’s performance targets are achieved, which can then vest at the end of the three-year vesting period. Unvested shares will be forfeited. A trust was established to hold shares of the Company’s Common Stock to fund this obligation. At December 31, 2003, no shares remained in this trust. The remaining half of the award is based on the total shareholder return on the Company’s Common Stock compared to total shareholder return on the common stock of the Company’s peer group (companies in the Standard & Poor’s Chemical Composite Index) over a three-year period, in each case including reinvested dividends. This award will be paid in cash. Compensation expense was $2, $1, and $3 in 2003, 2002, and 2001, respectively.

Long Term Stock Incentive Plan: The Company’s Long Term Stock Incentive Plan (“Stock Incentive Plan”) was designed to enhance the profitability and value of the Company for the benefit of its shareholders and was ratified by the Company’s shareholders in 1997.

The Stock Incentive Plan provides for the following types of awards to employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) performance units; and (v) performance shares. At December 31, 2003, 1,388,214 of the maximum 3,909,000 shares of the Company’s Common Stock originally reserved for delivery to participants under the Stock Incentive Plan were available to be granted as awards under the plan.

Restricted Share Awards Under the Stock Incentive Plan: The vesting schedule for granted restricted share awards was as follows: (i) three equal tranches aggregating 25% of the total award vesting in each of October 1999,

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 12 — Stock-Based Compensation Plans – Continued

2000 and 2001; and (ii) three equal tranches aggregating 75% of the total award subject to the achievement of “value creation” performance criteria established by the Compensation Committee for each of the three performance cycles commencing January 1, 1997 and ending December 31, 1999, 2000 and 2001, respectively. Half of the earned portion of a tranche relating to a particular performance-based cycle of the award vested immediately and the remainder vests in five equal annual installments commencing on the first anniversary of the end of the cycle.

Unearned and/or unvested restricted shares, based on the market value of the shares at each balance sheet date, are included as a separate component of Shareholders’ deficit and amortized over the restricted period. Expense recognized in 2003 and 2002 was not significant. Income of $2 was recognized for the year ended December 31, 2001.

Stock Option Awards Under the Long Term Stock Incentive Plan: Stock options granted under the Long Term Stock Incentive Plan vest three years from the date of grant and expire ten years from the date of grant. All stock options have been granted at exercise prices equal to the market price of the Company’s Common Stock on the date of grant. All grants under the Stock Incentive Plan fully vest in the event of a change-in-control (as defined by the plan) of the Company.

A summary of changes in all of the awards of restricted stock and stock options for all employees, including executive officers and key employees, under the Omnibus Incentive Plan and the Stock Incentive Plan, which are the only plans under which such awards can be made, is as follows:

	Restricted Shares	Weighted- Average Grant Price	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2000	1,578,815	$23.73	610,000	$21.31
Vested and issued	(298,065)	$23.81	—	—
Cancelled	(641,427)	$23.39	(57,000)	$21.33
Granted	—	—	748,000	$16.83

Balance at December 31, 2001	639,323	$23.69	1,301,000	$18.73
Vested and issued	(63,447)	$24.22	—	—
Cancelled	(509,502)	$23.94	(103,000)	$20.67
Granted	—	—	999,000	$12.33

Balance at December 31, 2002	66,374	$21.19	2,197,000	$15.73
Vested and issued	(50,251)	$24.63	—	—
Exercised	—	—	(8,000)	$11.68
Cancelled	—	—	(44,000)	$18.31
Granted	122,100 (1)	$10.02	485,800	$11.65
Balance at December 31, 2003	138,223	$10.07	2,630,800	$14.94

(1)	Includes 7,800 performance units

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 12 — Stock-Based Compensation Plans – Continued

A summary of the Company’s stock options as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$11.20 - $16.00	1,512,800	8.43	$12.21	41,000	$15.94
$16.01 - $20.00	955,000	6.63	$17.46	233,000	$19.34
$20.01 - $24.00	102,000	5.21	$22.29	102,000	$22.29
$24.01 - $28.00	31,000	5.42	$27.38	31,000	$27.38
$28.01 - $34.88	30,000	4.42	$34.88	30,000	$34.88

$11.20 - $34.88	2,630,800	6.73	$14.94	437,000	$21.34

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

Salary and Bonus Deferral Plan: The Company had a deferred compensation plan under which officers and certain management employees had deferred a portion of their compensation on a pre-tax basis in the form of the Company’s Common Stock. A rabbi trust (the “Trust”) had been established to hold shares of the Company’s Common Stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust are reflected as Treasury stock, at cost, and, along with the related obligation for this plan, are included in Shareholders’ deficit. At December 31, 2003, 420,212 shares have been purchased at a total cost of $8 and are held in the Trust. At December 31, 2003, this plan is no longer active but continues to hold shares in the Trust and to distribute such shares based on elections made by participants.

Note 13 — Cumulative Other Comprehensive Loss

Cumulative other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized losses on certain derivative instruments, the minimum pension liability, and the Company’s share of Equistar’s Cumulative other comprehensive loss. The following table sets forth the components of Cumulative other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized Losses on Derivative Instruments	Minimum Pension Liability	Equity in Other Comprehensive Loss of Equistar	Cumulative Other Comprehensive Loss
Balance, December 31, 2000	$(107)	$—	$—	$—	$(107)
2001 Change	(19)	(6)	(4)	—	(29)

Balance, December 31, 2001	(126)	(6)	(4)	—	(136)
2002 Change	27	5	(188)	(7)	(163)

Balance, December 31, 2002	(99)	(1)	(192)	(7)	(299)
2003 Change	128	—	26	4	158

Balance, December 31, 2003	$29	$(1)	$(166)	$(3)	$(141)

Note 14 — Related Party Transactions

One of the Company’s subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement, the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas facility up to a maximum of 330 million pounds per year. The initial term of the contract was through December 1, 2000 and automatically renews annually. Either

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 14 — Related Party Transactions – Continued

party may terminate on one year’s notice, and neither party has provided such notice. The subsidiary incurred charges of $46, $43 and $53 in 2003, 2002 and 2001, respectively, under this contract.

One of the Company’s subsidiaries sells VAM to Equistar at formula-based prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its La Porte, Texas, and Clinton and Morris, Illinois, plants, estimated to be 48 million to 55 million pounds per year, up to a maximum of 60 million pounds per year (the “Annual Maximum”) for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, the Annual Maximum quantity may be reduced by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Equistar must be notified within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract was through December 31, 2000 and renews annually. Either party may terminate on one year’s notice, and Equistar provided notice to the Company that it will terminate this contract on December 31, 2004. During the years ended December 31, 2003, 2002 and 2001, sales to Equistar were $10, $10 and $14, respectively.

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

Note 15 — Commitments and Contingencies

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 15 — Commitments and Contingencies – Continued

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

The Company’s businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, “Environmental Laws”). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. In particular, the production of TiO2, TiCl4, VAM, acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, in December 2000, the Texas Commission on Environmental Quality (the “TCEQ”) submitted a plan to the United States Environmental Protection Agency (“EPA”) requiring the eight-county Houston/Galveston, Texas area to come into compliance with the National Ambient Air Quality Standard for ozone by 2007. These requirements, if implemented, would mandate significant reductions of nitrogen oxide (“NOx”) emissions. In December 2002, the TCEQ adopted revised rules, which changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of highly reactive volatile organic compounds (“HRVOCs”), such as ethylene, propylene, butadiene and butanes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These new rules still require approval by the EPA. Based on the 80% NOx reduction requirement, Equistar estimates that its aggregate related capital expenditures could total between $165 and $200 before the 2007 deadline, and could result in higher annual operating costs. This result could potentially affect cash distributions from Equistar to the Company. Equistar’s spending through December 31, 2003 totaled $69. Equistar is still assessing the impact of the new HRVOC control requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 15 — Commitments and Contingencies – Continued

as obtaining the necessary permits and approvals. At this time, there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

Certain Company subsidiaries have been named as defendants, potentially responsible parties (the “PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company’s current or former subsidiaries or predecessors. The Company’s estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 for several small sites and $68 for the Kalamazoo River Superfund Site in Michigan.

A subsidiary of the Company is named as a PRP at the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study (the “Draft Study”), which evaluated a number of remedial options. The cost for these remedial options above the amounts accrued could range from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation agreed to at the end of 2002, the Company is paying 35% of costs related to studying and evaluating the environmental condition of the river and will begin paying 55% of such costs in 2004. The Company’s ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

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

The Company has accrued $107 as of December 31, 2003 for potential liabilities for environmental and other contingencies, collectively, but which primarily relate to environmental remediation activities. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company’s selling, development and administrative (“S, D&A”) costs. In 2003, net expenses resulting from changes in the estimated liabilities for these contingencies were not significant. In 2002, net expenses resulting from increases in the reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses were $10. Additionally, 2002 includes $3 of expenses associated with environmental and other legal contingencies related to the Company’s current businesses. In 2001, $15 of the Company’s total $16 of expenses for environmental and other legal contingencies resulted from increases in reserves for the estimated costs to resolve legal and environmental claims related to predecessor businesses. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 15 — Commitments and Contingencies – Continued

Purchase Commitments: The Company has various agreements for the purchase of ore used in the production of TiO2 and certain other agreements to purchase raw materials, utilities and services with various terms extending through 2020. The fixed and determinable portion of obligations under purchase commitments at December 31, 2003 (at current exchange rates, where applicable) is as follows:

	Ore	Other	Total
2004	$183	$149	$332
2005	155	117	272
2006	117	107	224
2007	65	108	173
2008	—	99	99
Thereafter	—	750	750

Total	$520	$1,330	$1,850

One of the Company’s subsidiaries has entered into an agreement with DuPont to toll acetic acid through DuPont’s VAM plant, thereby acquiring all of the VAM production at such plant not utilized by DuPont. The tolling fee is based on the market price of ethylene, plus a processing charge. The term of the contract is from January 1, 2001 through December 31, 2006, and thereafter from year-to-year. The total commitment over the remaining term of the contract is expected to be $202.

Future Minimum Rental Commitments: Future minimum rental commitments under non-cancelable operating leases, as of December 31, 2003, are as follows:

2004	$20
2005	15
2006	12
2007	11
2008	11
Thereafter	75

Total	$144

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 16 — Operations by Business Segment and Geographic Area

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S, D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, including costs associated with the Company’s cost reduction program announced in July 2003 and the Company’s reorganization activities in 2001 (see Note 3), are grouped under the heading Other. The accounting policies of the segments are the same as those described in Note 1.

Most of the Company’s foreign operations are conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between the Company’s operations are made on terms similar to those of its third-party distributors.

Income and expense not allocated to business segments in computing operating income include interest income and expense, other income and expense and loss on Equistar investment.

Export sales from the United States for the years ended December 31, 2003, 2002 and 2001 were approximately $316, $254 and $245, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 16 — Operations by Business Segment and Geographic Area – (Continued)

The following is a summary of the Company’s operations by business segment:

	2003	2002	2001
	Restated*	Restated*
Net sales
Titanium Dioxide and Related Products	$1,172	$1,129	$1,145
Acetyls	421	334	355
Specialty Chemicals	94	91	90

Total	$1,687	$1,554	$1,590

Operating (loss) income
Titanium Dioxide and Related Products	$(51)	$63	$72
Acetyls	27	11	(16)
Specialty Chemicals	2	6	12
Other	(32)	(16)	(54)

Total	$(54)	$64	$14

Depreciation and amortization
Titanium Dioxide and Related Products	$94	$83	$81
Acetyls	11	11	21
Specialty Chemicals	8	8	8

Total	$113	$102	$110

Capital expenditures
Titanium Dioxide and Related Products	$42	$61	$82
Acetyls	3	1	6
Specialty Chemicals	3	9	3
Other	—	—	6

Total	$48	$71	$97

Identifiable assets
Titanium Dioxide and Related Products	$1,487	$1,389
Acetyls	285	294
Specialty Chemicals	95	99
Other (1)	531	614

Total	$2,398	$2,396

*	The Company restated its financial statements as disclosed in Notes 19 and 20.
(1)	Other assets consist primarily of cash and cash equivalents, the Company’s interest in Equistar and other assets.

	December 31,
	2003	2002
Goodwill
Titanium Dioxide and Related Products	$56	$58
Acetyls	48	48

Total	$104	$106

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 16 — Operations by Business Segment and Geographic Area – (Continued)

The following is a summary of the Company’s operations by geographic region:

	2003	2002	2001
	Restated*	Restated*
Net sales
United States	$984	$923	$983

Non-United States
United Kingdom	447	404	364
France	187	183	179
Asia/Pacific	203	178	160
Brazil	107	103	113

	944	868	816

Inter-area elimination	(241)	(237)	(209)

Total	$1,687	$1,554	$1,590

Operating income (loss)
United States	$(12)	$(10)	$(53)

Non-United States
United Kingdom	27	5	(5)
France	(137)	(11)	(8)
Asia/Pacific	51	54	52
Brazil	21	23	30

	(38)	71	69

Inter-area elimination	(4)	3	(2)

Total	$(54)	$64	$14

Identifiable assets
United States	$1,424	$1,536

Non-United States
United Kingdom	451	346
France	146	250
Asia/Pacific	231	137
Brazil	133	116
All Other	13	11

	974	860

Total	$2,398	$2,396

*	The Company restated its financial statements as disclosed in Notes 19 and 20.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 17 — Quarterly Financial Data (unaudited)

	1st Qtr.		2nd Qtr.		3rd Qtr.		4th Qtr.
	(Restated – See Note 20)
2003
Net sales	$415		$416		$431		$425
Operating income (loss)	26		22	(2)	(5	)(4)	(97	)(6)
Net loss before cumulative effect of accounting change	(27	)(1)	(10	)(3)	(28	)(5)	(120	)(7)
Cumulative effect of accounting change	(1)		—		—		—
Net loss after cumulative effect of accounting change	(28	)(1)	(10	)(3)	(28	)(5)	(120	)(7)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.42	)(1)	(0.16	)(3)	(0.44	)(5)	(1.87	)(7)
From cumulative effect of accounting change	(0.02)		—		—		—
After cumulative effect of accounting change	(0.44	)(1)	(0.16	)(3)	(0.44	)(5)	(1.87	)(7)
2002
Net sales	$351		$405		$411		$387
Operating income	7		19	(8)	30		8	(9)
Net (loss) income before cumulative effect of accounting change	(33)		1	(8)	5		(12	)(10)
Cumulative effect of accounting change	(305)		—		—		—
Net (loss) income after cumulative effect of accounting change	(338)		1	(8)	5		(12	)(10)
Basic and diluted (loss) earnings per share:
Before cumulative effect of accounting change	(0.52)		0.02	(8)	0.08		(0.19	)(10)
From cumulative effect of accounting change	(4.80)		—		—		—
After cumulative effect of accounting change	(5.32)		0.02	(8)	0.08		(0.19	)(10)

(1)	Includes $3 after tax or $0.04 per share from the Company’s share of Equistar’s loss on sale of assets.

(2)	Includes $1 of reorganization charges.

(3)	Includes after-tax reorganization charges of $1 or $0.02 per share and the Company’s after-tax share of Equistar’s debt prepayment costs of $4 or $0.06 per share.

(4)	Includes $15 of reorganization and office closure charges.

(5)	Includes after-tax reorganization and office closure charges of $10 or $0.16 per share and an after-tax benefit of $2 or $0.03 per share from the collection of a note receivable previously written off.

(6)	Includes $103 of asset impairment charges and $2 of reorganization and office closure charges.

(7)	Includes after-tax asset impairment charges of $101 or $1.58 per share, a net tax benefit of $18 or $0.28 per share unrelated to transactions in 2003, after-tax reorganization and office closure charges of $1 or $0.03 per share, and the Company’s after-tax share of Equistar’s financing costs of $3 or $0.04 per share and severance costs of $1 or $0.02 per share.

(8)	Includes a benefit of $4 ($2 after-tax, or $0.03 per share) from a reduction of reserves due to favorable resolution of environmental claims related to predecessor businesses reserved for in prior years.

(9)	Includes a net charge of $14 to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses.

(10)	Includes a net charge of $14 ($9 after-tax, or $0.14 per share) to increase reserves for the estimated costs to resolve environmental claims related to predecessor businesses, a tax benefit of $22 or $0.35 per share, primarily related to a federal tax refund claim, and a tax charge of $10 or $0.16 per share to establish a valuation allowance against deferred tax assets for the Company’s French subsidiaries.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

The incremental effect of the February 2005 Restatement included in amounts presented in the table above are presented in the following table.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(Millions except per share data)
2003
Operating income (loss)	$(1)	$(2)	$—	$—
Net loss before cumulative effect of accounting change	(1)	(1)	—	—
Cumulative effect of accounting change	—	—	—	—
Net loss (income) after cumulative effect of accounting change	(1)	(1)	—	—
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.01)	(0.02)	—	—
After cumulative effect of accounting change	(0.01)	(0.02)	—	—
2002
Operating income	$—	$(1)	$—	$(15)
Net (loss) income before cumulative effect of accounting change	—	(1)	—	(10)
Cumulative effect of accounting change	—	—	—	—
Net (loss) income after cumulative effect of accounting change	—	(1)	—	(10)
Basic and diluted (loss) earnings per share:
Before cumulative effect of accounting change	—	(0.01)	—	(0.16)
After cumulative effect of accounting change	—	(0.01)	—	(0.16)

Note 18 — Supplemental Financial Information

Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at December 31, 2003 and 2002, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three years in the period ended December 31, 2003, are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders’ equity (deficit) of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 18 — Supplemental Financial Information – Continued

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2003 and 2002

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
2003 (Restated – See Notes 19 and 20)
ASSETS
Inventories	$—	$—	$457	$—	$457
Other current assets	24	1	526	—	551
Property, plant and equipment, net	—	—	766	—	766
Investment in Equistar	—	—	469	—	469
Investment in subsidiaries	336	62	—	(398)	—
Other assets	12	3	36	—	51
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	733	—	—	(733)	—

Total assets	$1,105	$66	$2,358	$(1,131)	$2,398

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	9	1	357	—	367
Long-term debt	1,295	150	16	—	1,461
Deferred income taxes	—	—	257	—	257
Other liabilities	—	—	371	—	371
Due to parent and affiliates, net	—	6	727	(733)	—

Total liabilities	1,304	157	1,734	(733)	2,462
Minority interest	—	—	27	—	27
Shareholders’ (deficit) equity	(199)	(91)	597	(398)	(91)

Total liabilities and shareholders’ (deficit) equity	$1,105	$66	$2,358	$(1,131)	$2,398

2002 (Restated – See Notes 19 and 20)
ASSETS
Inventories	$—	$—	$406	$—	$406
Other current assets	10	—	403	—	413
Property, plant and equipment, net	—	—	862	—	862
Investment in Equistar	—	—	563	—	563
Investment in subsidiaries	333	79	—	(412)	—
Other assets	15	—	31	—	46
Goodwill	—	—	106	—	106
Due from parent and affiliates, net	638	—	—	(638)	—

Total assets	$996	$79	$2,371	$(1,050)	$2,396

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$3	$—	$9	$—	$12
Other current liabilities	8	—	457	—	465
Long-term debt	1,196	—	16	—	1,212
Deferred income taxes	—	—	286	—	286
Other liabilities	—	—	453	—	453
Due to parent and affiliates, net	—	130	508	(638)	—

Total liabilities	1,207	130	1,729	(638)	2,428
Minority interest	—	—	19	—	19
Shareholders’ (deficit) equity	(211)	(51)	623	(412)	(51)

Total liabilities and shareholders’ (deficit) equity	$996	$79	$2,371	$(1,050)	$2,396

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 18 — Supplemental Financial Information – Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
2003 (Restated – See Note 20)
Net sales	$—	$—	$1,687	$—	$1,687
Cost of products sold	—	—	1,377	—	1,377
Depreciation and amortization	—	—	113	—	113
Selling, development and administrative expense	—	1	129	—	130
Reorganization and office closure costs	—	—	18	—	18
Asset impairment charges	—	—	103	—	103

Operating loss	—	(1)	(53)	—	(54)
Interest expense (income), net	(94)	—	2	—	(92)
Intercompany interest income (expense), net	98	(3)	(95)	—	—
Loss on Equistar investment	—	—	(100)	—	(100)
Equity in loss of subsidiaries	(112)	(182)	—	294	—
Other expense	(1)	—	(4)	—	(5)
(Provision for) benefit from income taxes	(1)	1	66	—	66
Cumulative effect of accounting change	1	(1)	(1)	—	(1)

Net loss	$(109)	$(186)	$(185)	$294	$(186)

2002 (Restated – See Note 20)
Net sales	$—	$—	$1,554	$—	$1,554
Cost of products sold	—	—	1,234	—	1,234
Depreciation and amortization	—	—	102	—	102
Selling, development and administrative expense	1	1	152	—	154

Operating (loss) income	(1)	(1)	66	—	64
Interest expense, net	(86)	—	—	—	(86)
Intercompany interest income (expense), net	103	(5)	(98)	—	—
Loss on Equistar investment	—	—	(73)	—	(73)
Equity in loss of subsidiaries	(108)	(34)	—	142	—
Other expense	—	—	(7)	—	(7)
(Provision for) benefit from income taxes	(6)	1	68	—	63
Cumulative effect of accounting change	(305)	(305)	(305)	610	(305)

Net loss	$(403)	$(344)	$(349)	$752	$(344)

2001 (Restated – See Note 20)
Net sales	$—	$—	$1,590	$—	$1,590
Cost of products sold	—	—	1,261	—	1,261
Depreciation and amortization	—	—	110	—	110
Selling, development and administrative expense	—	—	169	—	169
Reorganization and plant closure costs	—	—	36	—	36

Operating income	—	—	14	—	14
Interest expense, net	(81)	—	(1)	—	(82)
Intercompany interest income (expense), net	108	(4)	(104)	—	—
Loss on Equistar investment	—	—	(83)	—	(83)
Equity in loss of subsidiaries	(76)	(51)	—	127	—
Other expense	(2)	(3)	—	—	(5)
(Provision for) benefit from income taxes	(9)	2	107	—	100

Net loss	$(60)	$(56)	$(67)	$127	$(56)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 18 — Supplemental Financial Information – Continued

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
2003 (Restated – See Note 20)
Cash flows from operating activities	$7	$(2)	$(97)	$—	$(92)
Cash flows from investing activities:
Capital expenditures	—	—	(48)	—	(48)

Cash used in investing activities	—	—	(48)	—	(48)
Cash flows from financing activities:
Dividends to shareholders	—	(17)	—	—	(17)
Proceeds from long-term debt, net	478	146	2	—	626
Repayment of long-term debt	(378)	—	(9)	—	(387)
Intercompany	(93)	(127)	220	—	—
Decrease in notes payable and other short-term borrowings	—	—	(17)	—	(17)

Cash provided by financing activities	7	2	196	—	205

Effect of exchange rate changes on cash	—	—	19	—	19

Increase in cash and cash equivalents	14	—	70	—	84
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of year	$20	$—	$189	$—	$209

2002 (Restated – See Note 20)
Cash flows from operating activities	$18	$(6)	$74	$—	$86
Cash flows from investing activities:
Capital expenditures	—	—	(71)	—	(71)
Proceeds from sales of property, plant & equipment	—	—	1	—	1

Cash used in investing activities	—	—	(70)	—	(70)
Cash flows from financing activities:
Dividends to shareholders	—	(35)	—	—	(35)
Proceeds from long-term debt	290	—	12	—	302
Repayment of long-term debt	(264)	—	(8)	—	(272)
Intercompany	(43)	41	2	—	—
Increase in notes payable	—	—	1	—	1

Cash (used in) provided by financing activities	(17)	6	7	—	(4)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase in cash and cash equivalents	1	—	10	—	11
Cash and cash equivalents at beginning of year	5	—	109	—	114

Cash and cash equivalents at end of year	$6	$—	$119	$—	$125

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 18 — Supplemental Financial Information – Continued

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – Continued

For the Years Ended December 31, 2003, 2002 and 2001

	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
2001
Cash flows from operating activities	$7	$(5)	$110	$—	$112
Cash flows from investing activities:
Capital expenditures	—	—	(97)	—	(97)
Proceeds from sales of property, plant & equipment	—	—	19	—	19

Cash used in investing activities	—	—	(78)	—	(78)
Cash flows from financing activities:
Dividends to shareholders	—	(35)	—	—	(35)
Proceeds from long-term debt	741	—	42	—	783
Repayment of long-term debt	(675)	—	(61)	—	(736)
Intercompany	(51)	40	11	—	—
Decrease in notes payable	(17)	—	(17)	—	(34)

Cash (used in) provided by financing activities	(2)	5	(25)	—	(22)

Effect of exchange rate changes on cash	—	—	(5)	—	(5)

Increase in cash and cash equivalents	5	—	2	—	7
Cash and cash equivalents at beginning of year	—	—	107	—	107

Cash and cash equivalents at end of year	$5	$—	$109	$—	$114

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

Note 19 — Restatement of Financial Statements – August 2004

In August 2004, the Company restated its Consolidated Balance Sheet and Statement of Shareholders’ Equity for the years 2001 through 2003 to correct errors in the computation of deferred income taxes relating to the Company’s investment in Equistar (the “August 2004 Restatement”). The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 and 2002 by $15. The August 2004 Restatement did not affect the Company’s cash flow or operating income for any period.

A summary of the aggregate effect of the August 2004 Restatement on the Company’s Consolidated Balance Sheets for the periods presented herein is shown below. The Company’s December 31, 2003 restated financial statements are included in Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on August 9, 2004.

	As of December 31, 2003		As of December 31, 2002
	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Balance Sheets:
Deferred income taxes	$287	$272	$315	300
Total liabilities	2,444	2,429	2,412	2,397
Accumulated deficit	(977)	(962)	(776)	(761)
Total shareholders’ deficit	(73)	(58)	(35)	(20)

Note 20 — Restatement of Financial Statements – February 2005

In February 2005, the Company restated its financial statements for the three-year period ending December 31, 2003 to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). As a result of the February 2005 Restatement, the Company’s consolidated balance sheet as of December 31, 2003 reflects increases in Other liabilities and Accumulated deficit of $46 and $31, respectively, and a decrease in Deferred tax liability of $15. Similarly, the consolidated balance sheet as of December 31, 2002 reflects increases in Other liabilities and Accumulated deficit of $43 and $29, respectively, and a decrease in deferred tax liabilities of $14. The Company’s consolidated statement of operations for the years ended December 31, 2003 and 2002 reflects an increase in S,D&A expense of $3 and $16, respectively, and an increase in Benefit from income taxes of $1 and $5, respectively, and increased the net loss for 2003 and 2002 by $2, or $0.03 per share, and $11, or $0.17 per share, respectively, and had no impact on 2001 net income or earnings per share. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements, to correct the accrual for vacations earned, to correct minority interest, and to correctly present the effect of bank overdrafts on cash flows as a financing activity. These adjustments reduced cash flows from operations and increased financing cash flows by $2 for the year ended December 31, 2003, increased cash flows from operations and reduced financing cash flows by $2 for the year ended December 31, 2002, had less than a $1 effect on cash flows for the year ended December 31, 2001, had no effect on operating income in 2001, increased minority interest by $2 in 2001, increased the net loss in 2001 by $2, or $0.03 per share, and increased Accumulated deficit and Accrued expenses and other liabilities by $2 million for each period presented.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in millions, except share data)

The table below summarizes the aggregate effect of the February 2005 Restatement on the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of operations for the periods presented herein.

	2003		2002		2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Selling, development and administrative expense	$127	$130	$138	$154	$169	$169
Operating (loss) income	(51)	(54)	80	64	14	14
Losses before income taxes and minority interest	(243)	(246)	(80)	(96)	(150)	(150)
Benefit from income taxes	65	66	58	63	100	100
Loss before minority interest and cumulative effect of accounting change	(178)	(180)	(22)	(33)	(50)	(50)
Loss before cumulative effect of accounting change	(183)	(185)	(28)	(39)	(54)	(56)
Minority interest	(5)	(5)	(6)	(6)	(4)	(6)
Net loss	(184)	(186)	(333)	(344)	(54)	(56)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(2.86)	(2.89)	(0.44)	(0.61)	(0.85)	(0.88)
After cumulative effect of accounting change	(2.88)	(2.91)	(5.24)	(5.41)	(0.85)	(0.88)
Changes to Consolidated Balance Sheets:*
Accrued expenses and other liabilities	$124	$126	$127	$129
Deferred income taxes	272	257	300	286
Other liabilities	325	371	410	453
Total liabilities	2,429	2,462	2,397	2,428
Accumulated deficit	(962)	(995)	(761)	(792)
Total shareholders’ deficit	(58)	(91)	(20)	(51)
Changes to Consolidated Statement of Cash Flows:
Net loss	$(184)	$(186)	$(333)	$(344)	(54)	(56)
Deferred income tax benefit	(40)	(41)	(35)	(40)	(68)	(68)
(Decrease) increase in accrued expenses and other liabilities and income taxes payable	(29)	(31)	15	17	(37)	(35)
Increase (decrease) in other liabilities	(43)	(40)	(16)	—	(52)	(52)
Cash (used in) provided by operating activities	(90)	(92)	84	86	112	112
(Decrease) increase in notes payable and other short-term borrowings	(19)	(17)	3	1	(34)	(34)
Cash provided by (used in) financing activities	203	205	(2)	(4)	(22)	(22)

*	The 2003 and 2002 As Reported amounts have been restated, as per Note 19.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On November 30, 2004, the Company became a wholly owned subsidiary of Lyondell. As a result of the acquisition of the Company by Lyondell, the Company’s Board of Directors and executive management were replaced with a new Board of Directors and a new executive management team. Lyondell and the Company are in the process of integrating the Company’s internal control over financial reporting into the Lyondell control processes. During the integration process, key Company controls that have been in place historically are being maintained, while supplementing such controls with key elements of the Lyondell control framework.

Material Weakness in Controls over Accounting for Deferred Income Taxes

As a result of tax integration activities that began in the second quarter of 2004 with respect to the acquisition of the Company by Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company’s deferred income taxes. In response to the determination that errors had been made, the Company performed an analysis and re-computation of the Company’s tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare the August 2004 Restatement to correct the errors, which August 2004 Restatement was reflected in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“Amendment No. 2”); Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004; and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, all of which were filed with the SEC on August 9, 2004.

The August 2004 Restatement of prior periods’ financial statements that resulted from the analysis and re-computation discussed above decreased the Company’s liability for deferred income taxes and shareholders’ deficit at June 30, 2004, March 31, 2004, and December 31, 2003 and 2002 by $15 million. The August 2004 Restatement similarly decreased liabilities for deferred income taxes and increased shareholders’ equity at December 31, 2001 and 2000 by $15 million. The August 2004 Restatement did not affect the Company’s cash flow or operating income in any period.

The errors corrected in the August 2004 Restatement were the result of (1) an incorrect computation by the Company in 1998 of the Company’s original tax basis in the net assets it contributed to Equistar upon the joint venture’s formation in December 1997 and (2) incorrect computations by the Company for 1998 and 1999 of changes in the amount of such tax basis. The Company also discovered a de minimis error made in 2001. The Company believes that the errors were attributable to a material weakness in internal control over financial reporting relating to the computation by the Company of deferred income taxes for the Company’s investment in Equistar (the “First Material Weakness”). The First Material Weakness consisted of (1) inadequate review and verification by the Company in 1998 of tax basis data relating to net assets contributed by the Company to Equistar in December 1997 and (2) incorrect interpretation by the Company of Equistar tax return information provided by the “tax matters partner” of Equistar and used by the Company to compute changes in its tax basis in Equistar for 1998 and 1999. Under Equistar’s partnership agreement, Lyondell serves as the tax matters partner and, as such, prepares and files Equistar’s tax returns.

In order to remediate the First Material Weakness, in the third quarter of 2004, the Company documented the procedures that were used to analyze and re-compute the Company’s tax basis in Equistar during July 2004 for implementation with respect to the third quarter of 2004 and subsequent reporting periods. These procedures documented in the third quarter of 2004 included (1) the detailed review by the Company’s Director-Tax and its Vice President-Tax of estimates of tax return data provided quarterly by Equistar’s tax matters partner, (2) followed by discussions of the results of such review with the tax matters partner to confirm the correctness of the Company’s interpretation of the estimated tax return data provided by the tax matters partner and (3) thereafter, review of the results of these procedures by the Company’s Corporate Controller and Chief Financial Officer (the Company’s Principal Accounting Officer).

After the November 30, 2004 acquisition of the Company by Lyondell, the new management team reviewed the Company’s deferred tax accounts in conjunction with the preparation of the financial statements of Lyondell and the Company as of December 31, 2004 utilizing the existing Lyondell internal control over financial reporting related to deferred income taxes. The Lyondell tax controls and procedures are being implemented at the Company in the fourth quarter of 2004 and the first quarter of 2005 to complete the remediation of the First Material Weakness. These Lyondell controls and procedures include (1) detailed review by the Lyondell Director – Worldwide Tax Reporting of the tax and book bases associated with the Company’s and Lyondell’s investments in Lyondell’s wholly-owned indirect subsidiary, Equistar, and the related deferred tax assets and liabilities, using both information available to Lyondell as the Equistar tax matters partner and information previously available to the Company; and (2) review and concurrence with that detailed review by Lyondell’s Vice President – Tax, Lyondell’s Senior Tax Counsel, and the Company’s Vice President – Tax, as well as the Company’s Vice President and Controller (the Company’s Principal Accounting Officer, who is also the Lyondell Vice President and Controller and Principal Accounting Officer) and the Lyondell Assistant Controller. These procedures were utilized by the new Company management to confirm the deferred taxes related to the Company’s investment in Equistar reflected in the financial statements included in this Amendment No. 5; however, the First Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level.

Material Weakness in Controls over Accounting for Contingencies

Also subsequent to the November 30, 2004 acquisition date, the new Company management re-examined the Company’s environmental remediation liabilities in conjunction with the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004, following procedures that are part of the Lyondell internal control over financial reporting. In late January of 2005, the Company concluded, with the concurrence of the Company’s Board of Directors, that the Company’s financial statements for the three-year period ending December 31, 2003 and the first three quarters of 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, in February 2005, the Company restated its financial statements for those periods to recognize an increase of $52 million in its recorded liabilities for environmental remediation as of September 30, 2004 to record additional amounts for estimated future environmental remediation spending that were not recorded previously. This increase in environmental remediation liabilities results, as of September 30, 2004, in a decrease in deferred tax liabilities of $17 million, and an increase in accumulated deficit of $35 million, of which $18 million relates to years prior to 1999. The February 2005 Restatement is reflected in this Amendment No. 5; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004; and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

The errors corrected in the February 2005 Restatement were the result of failure to increase the probable liabilities for future remediation spending related to past environmental contamination when the reasonably estimable amounts of such probable future spending increased. The Company believes that the errors were attributable to a material weakness in internal control over financial reporting relating to the recording by the Company of the probable liabilities related to contingencies, including environmental remediation obligations (the “Second Material Weakness”). The Second Material Weakness consisted of (1) inadequate procedures to verify the appropriateness of period-end balances of recorded liabilities reflecting the Company’s best estimate of probable future spending associated with contingent liabilities and (2) ineffective communication among the corporate functions with knowledge and accountability relating to environmental remediation, legal contingencies, accounting, and disclosure.

In order to remediate the Second Material Weakness, the Company documented, in the first quarter of 2005, the procedures that were used to reevaluate the Company’s environmental remediation liabilities, which include application of Lyondell control processes to the Company. The Company utilized these documented procedures in preparing the financial statements contained in this Amendment No. 5. These Lyondell controls and procedures include:

•	relating to liability for environmental remediation:

1.	detailed review by the Lyondell General Manager HS&E, the Lyondell Senior Corporate Counsel – Environmental, the Lyondell Manager – Environmental Affairs and the Lyondell Manager – Environmental Issues of the current status of previously existing, new and potential remediation projects, including spending estimates,

2.	detailed review and discussion of each project and related estimates with the above parties and the Company’s Vice President and Controller (who is also the Lyondell Vice President and Controller), the Lyondell Senior Manager of Accounting Policy, and the Lyondell Assistant Controller, and

3.	detailed assessment of the appropriate accounting for those estimates by the Company’s Vice President and Controller, the Lyondell Senior Manager of Accounting Policy, and the Lyondell Assistant Controller; and

•	relating to legal contingencies:

1.	detailed review and assessment of all existing and known potential litigation by the Lyondell Associate General Counsel-Litigation, the Lyondell Corporate and Securities Counsel, and the Lyondell Litigation department,

2.	detailed review and discussion of those matters that may have accounting or financial disclosure impacts by the Lyondell Associate General Counsel-Litigation, the Lyondell Corporate and Securities Counsel and the Lyondell Assistant Controller, and

3.	detailed assessment of the appropriate accounting and financial disclosure for legal contingencies by the Company’s Vice President and Controller, the Lyondell Senior Manager of Accounting Policy and the Lyondell Assistant Controller.

The Company intends to continue to use these procedures in preparing its financial statements for subsequent reporting periods; however, the Second Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level. In addition, as a result of the acquisition of the Company by Lyondell and the resultant change in the executive management team, additional procedures were followed during the fourth quarter of 2004 and the first quarter of 2005 to confirm the financial statements included in this Amendment No. 5, including inquiry of previous management, discussion with outside counsel and discussion with outside consulting engineers.

Evaluation of Disclosure Controls and Procedures

Before filing Amendment No. 2, the Company completed an evaluation under the supervision and with the participation of the Company’s then-existing management team, including the Company’s principal executive officer and principal financial officer at that time (“Former Management”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Former Management of the Company concluded that, solely as a result of the First Material Weakness referred to above, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2003. In addition, in connection with this Amendment No. 5, the Company completed an evaluation under the supervision and with the participation of the Company’s current management team, including the Company’s current principal executive officer and current principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, after taking into consideration the prior evaluation. Based on the evaluation, the current principal executive officer and current principal financial officer of the Company concluded that the Company’s disclosure controls and procedures also were not effective at the reasonable assurance level as of December 31, 2003 due to the Second Material Weakness described above. However, as a result of the new management team’s most recent reevaluation of liabilities for contingencies, as well as its detailed review of deferred tax liabilities, both discussed above, and its utilization of the documented procedures in preparing the financial statements contained in this Amendment No. 5 as described above, management believes that the financial statements included in this Amendment No. 5 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Amendment No. 5 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as discussed above, after the November 30, 2004 acquisition by Lyondell, the new management team reviewed the deferred tax computations and analysis and the computation and analysis of liabilities for contingencies, including liabilities for environmental remediation, for the fourth quarter 2004 and for the year ended December 31, 2004 utilizing existing Lyondell controls and procedures. These Lyondell controls and procedures continue to be implemented at the Company in the first quarter of 2005 to complete the remediation of the First Material Weakness and the Second Material Weakness.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the “Section 404 Requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 Requirements, the Company initiated in 2003 a review of its internal control over financial reporting. This review now is being conducted under the direction of the Company’s new management team. As a result, the new management team has made improvements, as described above, to the Company’s internal control through the date of the filing of this Amendment No. 5 as part of this review. The Company anticipates that improvements will continue to be made as part of the ongoing review.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The Following Documents are Filed as Part of This Report:

1.	Supplemental Financial Information.

The Supplemental Financial Information relating to Equistar, which is contained in Amendment No. 1 to the Annual Report on Form 10-K, consists of the following:

Page of The Report
Financial Statements of Equistar:
Report of PricewaterhouseCoopers LLP	F-1
Consolidated Statements of Income — Years Ended December 31, 2003, 2002, and 2001	F-2
Consolidated Balance Sheets — December 31, 2003 and 2002	F-3
Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Partners’ Capital — Years Ended December 31, 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6 to F-23

2.	Financial Statement Schedule.

Financial Statement Schedule II — Valuation and Qualifying Accounts, located on page 117 of this Amendment No. 5 to the Annual Report on Form 10-K/A, should be read in conjunction with the Financial Statements included in Item 8 of this Amendment No. 5 to the Annual Report on Form 10-K/A. Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements of the Company or the Notes thereto.

3.	Exhibits.

Exhibit Number	Description of Document

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 1-12091) (the “Form 10”))*

3.1(b)	Certificate of Elimination of Series A Junior Preferred Stock of Millennium Chemicals Inc. (Filed as Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)) *

3.2	By-laws of the Company (as amended on February 4, 2002) (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”))*

4.1(a)	Form of Indenture, dated as of November 27, 1996, among Millennium America (formerly named Hanson America Inc.), the Company and The Bank of New York, as Trustee, in respect of the 7% Senior Notes due November 15, 2006 and the 7.625% Senior Debentures due November 15, 2026 (Filed as Exhibit 4.1 to the Registration Statement of the Company and Millennium America on Form S-1 (Registration No. 333-15975) (the “Form S-1”))*

4.1(b)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America, the Company and The Bank of New York, as Trustee (Filed as Exhibit 4.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”))*

4.2	Indenture, dated as of June 18, 2001, among Millennium America as Issuer, the Company as Guarantor, and The Bank of New York, as Trustee (including the form of 9 1/4% Senior Notes due 2008 and the Note Guarantee) (Filed as Exhibit 4.1 to the Registration Statement of the Company and Millennium America (Registration Nos. 333-65650 and 333-65650-1) on Form S-4 (the “Form S-4”))*

Exhibit Number	Description of Document

4.3	Indenture, dated as of November 25, 2003, among the Company as Issuer, Millennium America as Guarantor, and the Bank of New York, as Trustee, in respect to the 4% Convertible Senior Debentures due November 15, 2023 (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 25, 2003)*

10.1	Form of Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Company (Filed as Exhibit 10.8 to the Form 10)*

10.2	Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc. (formerly HM Anglo American Ltd.), Hanson North America Inc. and the Company (Filed as Exhibit 10.9(a) to the Form 10)*

10.3(a)	Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly SCM Chemicals Ltd.), and the Company (the “Deed of Tax Covenant”) (Filed as Exhibit 10.9(b) to the Form 10)*

10.3(b)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (Filed as Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”))*

10.4(a)	Credit Agreement, dated June 18, 2001, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc., from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative Agent and collateral agent (Filed as Exhibit 10.1 to the Form S-4)*

10.4(b)	First Amendment, dated as of December 14, 2001, to the Credit Agreement dated as of June 18, 2001, with Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2001)*

10.4(c)	Second Amendment, dated as of June 19, 2002, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002, Form 10-Q”))*

10.4(d)	Third Amendment, dated as of April 25, 2003, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)*

10.4(e)	Fourth Amendment, dated as of November 18, 2003, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)*

10.5	Form of Change in Control Agreements between Millennium America Holdings Inc., (or certain of its subsidiaries), and each of Robert E. Lee, C. William Carmean, Timothy E. Dowdle, Marie S. Dreher, John E. Lushefski and Myra J. Perkinson (Filed as Exhibit 10.7 to the 2002 Form 10-K)*†

10.6(a)	Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.23 to the Form 10)* †

10.6(b)	Amendment Number 1 dated January 20, 1997, to the Millennium Chemicals Inc. Annual Performance Plan (Filed as Exhibit 10.23(b) to the 1996 Form 10-K)*†

10.6(c)	Amendment Number 2 dated January 23, 1998, to the Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.23(c) to the 1997 Form 10-K)*†

Exhibit Number	Description of Document

10.6(d)	Amendment Number 3 dated January 22, 1999, to the Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.20(d) to the 1998 Form 10-K)*†

10.6(e)	Amendment Number 4 dated as of June 1, 2002, to the Millennium Chemicals Inc. Annual Performance Incentive Plan (Filed as Exhibit 10.9(e) to the 2002 Form 10-K)*†

10.7(a)	Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25 to the Form 10)*†

10.7(b)	Amendment Number 1 to the Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)*†

10.7(c)	Amendment dated July 24, 1997 to the Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.25(c) to the 1997 Form 10-K)*†

10.7(d)	Amendments dated January 23, 1998 and December 10, 1998, to the Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.23(d) to the 1998 Form 10-K)*†

10.7(e)	Amendment dated as of November, 2002, to the Millennium Chemicals Inc. Long Term Stock Incentive Plan (Filed as Exhibit 10.7(e) to the Company’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K/A”)*†

10.8(a)	Amended and Restated Millennium Chemicals Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.11(a) to the 2002 Form 10-K)*†

10.8(b)	Millennium Chemicals Inc. 2003 Supplemental Executive Retirement Plan (Filed as Exhibit 10.11(b) to the 2002 Form 10-K)*†

10.9(a)	Millennium Chemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.15(b) to the 2000 Form 10-K)*†

10.9(b)	Amendment dated as of November, 2002, to the Millennium Chemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.9(b) to the 2003 Form 10-K/A)*†

10.10(a)	Millennium Petrochemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.16 to the 2000 Form 10-K)*†

10.10(b)	Amendment dated as of November, 2002, to the Millennium Petrochemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.10(b) to the 2003 Form 10-K/A)*†

10.11(a)	Millennium Inorganic Chemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.17 to the 2000 Form 10-K)*†

10.11(b)	Amendment dated as of November, 2002, to the Millennium Inorganic Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.11(b) to the 2003 Form 10-K/A)*†

10.12(a)	Millennium Specialty Chemicals Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.18 to the 2000 Form 10-K)*†

10.12(b)	Amendment dated as of November, 2002, to the Millennium Specialty Chemicals Inc. Grandfathered Supplemental Executive Retirement Plan (Filed as Exhibit 10.12(b) to the 2003 Form 10-K/A)*†

10.13(a)	Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30 to the 1996 Form 10-K)*†

10.13(b)	Amendment Number 1 dated January 23, 1998, to the Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.30(b) to the 1997 Form 10-K)*†

10.13(c)	Amendment Number 2 dated January 22, 1999, to the Millennium Chemicals Inc. Salary and Bonus Deferral Plan (Filed as Exhibit 10.28(c) to the 1998 Form 10-K)*†

10.13(d)	Amendment Number Three to the Millennium Chemicals Inc. Salary and Bonus Deferral Plan dated November 2002 (Filed as Exhibit 10.19(d) to the 2002 Form 10-K)*†

10.14(a)	Millennium Chemicals Inc. Supplemental Savings and Investment Plan (Filed as Exhibit 10.29 to the 1998 Form 10-K)*†

Exhibit Number	Description of Document
10.14(b)	Amendment to the Millennium Chemicals Inc. Supplemental Savings and Investment Plan (Filed as Exhibit 10.20(b) to the 2002 Form 10-K)*†

10.14(c)	Amendment to the Millennium Chemicals Inc. Supplemental Savings and Investment Plan (Filed as Exhibit 10.14(b) to the 2003 Form 10-K/A) *†

10.15	Millennium Chemicals Inc. 2003 Long Term Incentive Plan (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)) *†

10.16	Millennium Chemicals Inc. 2004 Long Term Incentive Plan (Filed as Exhibit 10.16 to the 2003 Form 10-K)*†

10.17	Millennium Chemicals Inc. 2003 Executive Long Term Executive Plan (Filed as Exhibit 10.17 to the 2003 Form 10-K)*†

10.18	Millennium Chemicals Inc. 2004 Executive Long Term Incentive Plan (Filed as Exhibit 10.18 to the 2003 Form 10-K)*†

10.19(a)	Millennium America Holdings Inc. Long Term Incentive Plan and Executive Long Term Incentive Plan Trust Agreement (Filed as Exhibit 10.23 to the 2000 Form 10-K)*†

10.19(b)	Amendment Number 1 to the Millennium America Holdings Inc. Long Term Incentive Plan Trust Agreement (Filed as Exhibit 10.23(b) to the 2002 Form 10-K)*†

10.20(a)	Millennium Chemicals Inc. Omnibus Incentive Compensation Plan (Filed as Exhibit 10.24 to the 2000 Form 10-K)*†

10.20(b)	Form of Stock Option Agreement under Omnibus Incentive Compensation Plan (Filed as Exhibit 10.24(b) to the 2001 Form 10-K)*†

10.20(c)	Amendment to Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan (Filed as Exhibit 10.24(c) to the 2002 Form 10-K)*†

10.20(d)	Amendment dated as of November, 2002, to the Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan (Filed as Exhibit 10.20(d) to the 2003 Form 10-K/A)*†

10.20(e)	Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement for Non-Employee Directors (Filed as Exhibit 10.20(e) to the 2003 Form 10-K)*†

10.20(f)	Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan Performance Unit Award Agreement for International Officers and Key Employees (Filed as Exhibit 10.20(f) to the 2003 Form 10-K)*†

10.20(g)	Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement for International Officers and Key Employees (Filed as Exhibit 10.20(g) to the 2003 Form 10-K)*†

10.20(h)	Form of Millennium Chemicals Inc. 2001 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement for Officers and Key Employees (Filed as Exhibit 10.20(h) to the 2003 Form 10-K)*†

10.21(a)	Master Transaction Agreement between the Company and Lyondell (Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 1997)*

10.21(b)	First Amendment to Master Transaction Agreement between Lyondell and the Company (Filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 17, 1997)*

10.22	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of November 6, 2002 (Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated November 25, 2002 (the “November 26, 2002 Form 8-K”))*

10.23(a)	Asset Contribution Agreement (the “Millennium Asset Contribution Agreement”) among Millennium Petrochemicals, Millennium Petrochemicals LP LLC and Equistar (Filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 10, 1997)*

10.23(b)	First Amendment to the Millennium Asset Contribution Agreement dated as of May 15, 1998 (Filed as Exhibit 10.23(b) to the 1999 Form 10-K)*

Exhibit Number	Description of Document
10.23(c)	Second Amendment to the Asset Contribution Agreement among Millennium Chemicals Inc., Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP (Filed as Exhibit 10.27(c) to the 2002 Form 10-K)*

10.24	Amended and Restated Parent Agreement among Lyondell, the Company and Equistar, dated as of November 6, 2002, (Filed as Exhibit 10.29 to the November 26, 2002 8-K)*

21.1	Subsidiaries of the Company (Filed as Exhibit 21.1 to the 2003 Form 10-K)*

23.2	Consent of PricewaterhouseCoopers LLP **

23.3	Consent of PricewaterhouseCoopers LLP **

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

32.2

Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR

229.601(b)(32)(ii))

99.1	Information relevant to forward-looking statements (Filed as Exhibit 99.1 to the 2003 Form 10-K)*

In addition, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument not listed above that defines the rights of the holders of long-term debt of the Company and its subsidiaries.

*	Incorporated by reference.

**	Filed or furnished herewith.

†	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)	Reports on Form 8-K

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

MILLENNIUM CHEMICALS INC.

By:	/s/ CHARLES L. HALL
Charles L. Hall
Vice President and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

February 14, 2005

SCHEDULE II

MILLENNIUM CHEMICALS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended 2001, 2002 and 2003

Dollars in millions

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$4	$4	$—		$(1	)(a)	$7
Valuation allowance for deferred tax assets	79	—	8	(b)	(61	)(c)	26
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	7	—	—		—		7
Valuation allowance for deferred tax assets	26	—	15	(d)	(6	)(c)	35
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	7	1	1		—		9
Valuation allowance for deferred tax assets	35	—	62	(e)	—		97

(a)	Uncollected accounts written off, net of recoveries.

(b)	Valuation allowance related to the Company’s state net operating loss carryforwards.

(c)	Portion of underlying capital loss carryover expired.

(d)	Valuation allowance of $10 million related to the net deferred tax assets of the Company’s French subsidiaries and $5 million related to the Company’s state net operating loss carryforwards.

(e)	Valuation allowance increases and foreign currency translation impact totaling $59 million related to the deferred tax assets of the Company’s French subsidiaries and valuation allowance increases of $3 million related to the Company’s state net operating loss carryforwards.

Exhibit Index

Exhibit Number	Description of Document

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of PricewaterhouseCoopers LLP

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))

32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii))