Form 10-Q/A
period 2004-03-31
MILLENNIUM CHEMICALS INC
filed 2005-02-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 4)

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

713-652-7200

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,970,023 shares of Common Stock, par value $.01 per share, as of April 30, 2004, excluding 12,926,563 shares held by the registrant, its subsidiaries and certain Company trusts that are not entitled to vote. As a result of Lyondell Chemical Company’s November 30, 2004 acquisition of the registrant, there is no established public trading market for the registrant’s equity securities.

MILLENNIUM CHEMICALS INC.

Explanatory Note

Millennium Chemicals Inc. (the “Company”) filed Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 (“Amendment No. 2”) on August 9, 2004 to reflect the restatement of its financial statements for the years ended December 31, 2001 through 2003. That restatement (the “August 2004 Restatement”) corrected errors in the computation of deferred income taxes relating to the Company’s investment in Equistar Chemicals, LP (“Equistar”), a partnership in which the Company owns a 29.5% interest. The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 and 2002 by $15 million. The August 2004 Restatement similarly decreased liabilities for deferred income taxes and increased Shareholders’ equity at December 31, 2001 and 2000 by $15 million. The August 2004 Restatement did not affect the Company’s cash flow or operating income in any year. For more information on the effect of the August 2004 Restatement for each period presented see Note 17 to the Consolidated Financial Statements.

The Company is filing this Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2004 (“Amendment No. 4”) to restate its financial statements for the first quarter of 2004. Included herein are restated consolidated statements of operations and statements of cash flows for the three month periods ended March 31, 2004 and 2003 and restated consolidated balance sheets as of March 31, 2004 and December 31, 2003. This restatement (the “February 2005 Restatement”) corrects errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously. The February 2005 Restatement increased environmental remediation liabilities by $49 million, decreased deferred tax liabilities by $16 million, and increased Accumulated deficit by $33 million as of March 31, 2004, and increased net loss by $2 million, or $0.03 per share, and $1 million, or $0.01 per share, respectively, for the three months ended March 31, 2004 and 2003. The Company has also made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. For more information on the effect of the February 2005 Restatement for each period presented, see Note 18 to the Consolidated Financial Statements.

The company concluded, in January 2005, that it would restate its financial statements for the three months ended March 31, 2004 because of the errors that are corrected in the February 2005 Restatement. The conclusion was reached, as a result of an analysis of environmental remediation liabilities conducted in connection with Lyondell Chemical Company’s (“Lyondell”) acquisition of the Company on November 30, 2004, and the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004. These errors were reported by the Company on February 1, 2005, in a press release, a copy of which was filed as an exhibit to a Current Report on Form 8-K filed on February 2, 2005.

A discussion of the February 2005 Restatement is set forth in Note 18 to the Consolidated Financial Statements included in this Amendment No. 4. Changes also have been made to the following items in this Amendment No. 4 as a result of the February 2005 Restatement:

•	Item 1, Financial Statements has been revised to reflect the February 2005 Restatement;

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the February 2005 Restatement; and

•	Item 4, Controls and Procedures has been updated in connection with the errors discussed above.

On November 30, 2004, the Company was acquired by Lyondell. As a result, the Company is a wholly owned subsidiary of Lyondell. This Amendment No. 4 does not reflect events, including Lyondell’s November 30, 2004 acquisition of the Company, that have occurred after May 14, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to events that have occurred after May 14, 2004, has been or will be set forth, as appropriate, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any references to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. This Amendment No. 4 consists of relevant portions of the Company’s prior filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as previously amended, as prepared by the Company’s prior management. The Company is under new management following the acquisition of the Company by Lyondell on November 30, 2004.

The Company is also filing with the Securities and Exchange Commission, amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2003, and is filing, as soon as practicable, amendments to its Quarterly Reports on Form 10-Q/A for each of the three months ended June 30 and September 30, 2004, to reflect changes required as a result of the February 2005 Restatement.

The only changes made to the prior disclosures in this Amendment No. 4 are those that were determined necessary by the Company’s new management as a result of the February 2005 Restatement. The Company has provided and will continue to provide current information as appropriate through filings on Form 8-K, as well as through the new filings on Form 10-Q referred to above. Also, the Company’s new management is preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, in many respects, may update and supersede the information included in this Amendment No. 4 and the Company’s prior periodic reports, including regarding environmental liabilities.

In this Amendment No. 4, the terms “our”, “we”, and “the Company” refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

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

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Millions, except share data)

	March 31, 2004	December 31, 2003
	(Restated -See Notes 17 and 18)
ASSETS
Current assets
Cash and cash equivalents	$196	$209
Trade receivables, net	323	277
Inventories	417	457
Other current assets	77	65

Total current assets	1,013	1,008
Property, plant and equipment, net	753	766
Investment in Equistar	471	469
Other assets	54	51
Goodwill	104	104

Total assets	$2,395	$2,398

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable	$6	$—
Current maturities of long-term debt	5	6
Trade accounts payable	260	236
Income taxes payable	3	5
Accrued expenses and other liabilities	148	126

Total current liabilities	422	373
Long-term debt	1,409	1,461
Deferred income taxes	253	257
Other liabilities	373	371

Total liabilities	2,457	2,462

Commitments and contingencies (Note 13)
Minority interest	28	27
Shareholders’ deficit
Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at March 31, 2004 and December 31, 2003)	1	1
Paid in capital	1,289	1,292
Accumulated deficit	(1,007)	(995)
Accumulated other comprehensive loss	(131)	(141)
Treasury stock, at cost (13,224,871 and 13,905,687 shares at March 31, 2004 and December 31, 2003, respectively)	(247)	(260)
Unearned restricted shares	(2)	(1)
Deferred compensation	7	13

Total shareholders’ deficit	(90)	(91)

Total liabilities and shareholders’ deficit	$2,395	$2,398

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Millions, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Restated - See Notes 17 and 18)
Net sales	$465	$415
Operating costs and expenses
Cost of products sold	388	331
Depreciation and amortization	24	27
Selling, development and administrative expense	36	31
Asset impairment charges	3	—
Combination costs	3	—
Reorganization and office closure costs	1	—

Operating income	10	26
Interest expense	(27)	(23)
Interest income	2	1
Earnings (loss) on Equistar investment	2	(43)
Other expense, net	(1)	—

Loss before income taxes, minority interest and cumulative effect of accounting change	(14)	(39)
Benefit from income taxes	3	15

Loss before minority interest and cumulative effect of accounting change	(11)	(24)
Minority interest	(1)	(3)

Loss before cumulative effect of accounting change	(12)	(27)
Cumulative effect of accounting change	—	(1)

Net loss	$(12)	$(28)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.19)	$(0.42)
From cumulative effect of accounting change	—	(0.02)

After cumulative effect of accounting change	$(0.19)	$(0.44)

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Millions)

	Three Months Ended March 31,
	2004	2003
	(Restated -See Notes 17 and 18)
Cash flows from operating activities:
Net loss	$(12)	$(28)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1
Asset impairment charges	3	—
Depreciation and amortization	24	27
Deferred income tax benefit	(6)	(21)
(Earnings) loss on Equistar investment	(2)	43
Minority interest	1	3
Other, net	(9)	(2)
Changes in assets and liabilities:
Increase in trade receivables	(44)	(13)
Decrease in inventories	41	18
(Increase) decrease in other current assets	(8)	1
Increase (decrease) in trade accounts payable	25	(36)
Increase in accrued expenses and other liabilities and income taxes payable	27	4
Decrease in other liabilities	(2)	(11)

Cash provided by (used in) operating activities	38	(14)

Cash flows from investing activities:
Capital expenditures	(10)	(8)

Cash used in investing activities	(10)	(8)

Cash flows from financing activities:
Dividends to shareholders	—	(9)
Proceeds from long-term debt	16	96
Repayment of long-term debt	(70)	(66)
Increase (decrease) in notes payable and other short term borrowings	5	(1)
Proceeds from exercise of stock options	3	—

Cash (used in) provided by financing activities	(46)	20

Effect of exchange rate changes on cash	5	2

Decrease in cash and cash equivalents	(13)	—
Cash and cash equivalents at beginning of year	209	125

Cash and cash equivalents at end of period	$196	$125

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in millions, except share data)

Note 1 – Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited interim consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and disclosures included in the Annual Report on Form 10-K of Millennium Chemicals Inc. (the “Company”) for the year ended December 31, 2003, as amended by Amendment No. 5 on Form 10-K/A filed with the Securities and Exchange Commission on February 14, 2005. In the opinion of management, all adjustments considered necessary to present fairly the financial position and results of operations for the interim periods are included in the accompanying unaudited consolidated financial statements.

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

Note 2 – Agreement for a Stock-for-Stock Business Combination

On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to the Company, Lyondell and their respective shareholders.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before closing. The Company’s shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. Between the two prices, the exchange ratio varies proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

The transaction is subject to customary conditions, including approval by both companies’ shareholders and receipt of required regulatory approvals and amendments to each of Lyondell’s and the Company’s credit agreements and Lyondell’s receivables sales facility. The transaction is expected to close in the third quarter of 2004. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 3 – Loss per Share and Stock-Based Compensation

The weighted-average number of equivalent shares of common stock outstanding used in computing loss per share is as follows:

	Three Months Ended March 31,
	2004	2003
Weighted-average common stock outstanding – basic and diluted	64,497,266	63,852,822

The calculation of diluted loss per share for the three months ended March 31, 2004 does not include 83,119 restricted shares, 135,211 options to purchase Common Stock, 196,050 shares held in trust for the Company’s employee benefit plans, and shares associated with the Company’s 4.00% Convertible Senior Debentures, as more fully described in Note 9. The calculation of diluted loss per share for the three months ended March 31, 2003 does not include 53,957 restricted shares and 219,140 shares held in trust for the Company’s employee benefit plans. The effect of including these options and shares would be antidilutive due to the reported net losses in each of these periods.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. SFAS No. 123 also allows the Company to continue to account for stock-based compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, ‘Consolidated Financial Statements’” (“FIN 46R”). FIN 46R requires the assets, liabilities, and results of operations of a variable interest entity (“VIE”) to be consolidated in the financial statements of the enterprise considered to be the primary beneficiary of that entity. The Company evaluated material relationships with certain entities that were considered potential VIEs. The Company concluded, with one possible exception discussed below, that those entities are not VIEs or the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate those entities.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 4 – Recent Accounting Developments — (Continued)

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

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 becomes effective for periods beginning after March 31, 2004. The Company is currently evaluating the impact of implementing EITF 03-6 on its financial statements.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-1”). FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”), which was signed into law on December 8, 2003, under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 109, “Accounting for Income Taxes” as well as in making disclosures related to its plans as required by SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” until the FASB develops and issues authoritative guidance on accounting for the Federal subsidies provided by the Medicare Act of 2003. The Medicare Act of 2003 introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Medicare Act of 2003. On March 16, 2004, the FASB issued proposed FSP No. FAS 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“Proposed FSP No. FAS 106-b”). The Proposed FSP No. FAS 106-b provides guidance on the accounting for the effects of the Medicare Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits, including related income tax accounting and rules for transition, under which some companies may have to restate previous quarters’ financial statements in certain circumstances. If the Proposed FSP No. FAS 106-b is approved, its provisions will go into effect for most companies as of the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the possible economic effects of the Medicare Act of 2003, if any, on its postretirement benefit plan accounting.

Note 5 – Asset Impairment Charges

Asset impairment charges in the first quarter of 2004 of $3 represented the write off of expenditures for property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre TiO2 manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 6 – Reorganization and Office Closure Costs

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

The Company has recorded cumulative charges related to the program of $19 (including $1 for the three months ended March 31, 2004), of which $18 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. All costs associated with this program are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as appropriate. Cumulative severance-related cash payments of $22 for the implementation of this program were made through March 31, 2004, including $8 in the first quarter of 2004. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $4, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at March 31, 2004. The cumulative charges of $19 associated with the cost reduction program are less than the cumulative severance-related cash payments of $22 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 – European Receivables Securitization Program

From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at March 31, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through March 31, 2003 was $95. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. For the quarter ended March 31, 2003, the aggregate loss on sale associated with this arrangement was $1 and was included in selling, development and administrative (“S,D&A”) costs. Servicing liabilities associated with the transaction were not significant.

Note 8 – Inventories

Inventories are stated at the lower of cost or market value.

	March 31, 2004	December 31, 2003
Finished products	$240	$258
In-process products	36	38
Raw materials	73	96
Maintenance parts and supplies	68	65

	$417	$457

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 9 – Long-Term Debt and Credit Arrangements

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	April 1 - December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at March 31, 2004	Total at December 31, 2003
Revolving loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	4	5	5	2	1	1	3	21	23

Maturities of long-term debt	$4	$5	$505	$2	$476	$1	$403	1,396	1,450

Non-cash components of long-term debt								18	17

Total debt								1,414	1,467
Less: current maturities of long-term debt								(5)	(6)

Total long-term debt								$1,409	$1,461

On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the “Term Loan”) of the Company’s five-year credit agreement expiring June 18, 2006 (the “Credit Agreement”) and $103 of outstanding borrowings under the revolving loan portion (the “Revolving Loans”) of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

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

Note 9 – Long-Term Debt and Credit Arrangements — (Continued)

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

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements, the Company obtained a waiver on July 29, 2004, and February 2, 2005, under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2004.

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

Note 9 – Long-Term Debt and Credit Arrangements — (Continued)

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

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the “Senior Notes”), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at March 31, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company’s Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company’s ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 is in default and is accelerated.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 9 – Long-Term Debt and Credit Arrangements — (Continued)

The consummation of the announced stock-for-stock business combination with Lyondell is expected to give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

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

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to be required to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell’s common stock at a conversion ratio, as adjusted in accordance with the Agreement of Merger between the Company and Lyondell.

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

Note 9 – Long-Term Debt and Credit Arrangements — (Continued)

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

On March 29, 2004, S&P placed the Company’s ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody’s placed the Company’s credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies have signed a definitive agreement that, if completed, will result in the acquisition of the Company by Lyondell in a stock-for-stock transaction. Moody’s cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company’s credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

Note 10 – Derivative Instruments and Hedging Activities

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

Commodity Price Risk Management: Raw materials used by the Company are subject to price volatility caused by demand and supply conditions and other unpredictable factors. The Company selectively uses

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 10 – Derivative Instruments and Hedging Activities — (Continued)

commodity swap arrangements and commodity options with various terms to manage the volatility related to anticipated purchases of natural gas and certain commodities, a portion of which exposes the Company to natural gas price risk. As of March 31, 2004, there were no such contracts outstanding. The mark-to-market gains or losses on qualifying hedges were included in OCI to the extent effective, and reclassified into Cost of products sold in the period during which the hedged transaction affected earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of products sold immediately. Net amounts on commodity swaps designated as cash flow hedges reclassified to Cost of products sold to match the gain or loss on the underlying transaction being hedged were insignificant for the three months ended March 31, 2004, and were gains of $1 for the three months ended March 31, 2003. Hedge ineffectiveness had no impact on earnings for the first quarter of 2004 or 2003. No commodity swap cash flow hedges were discontinued in the first quarter of 2004, and commodity swap cash flow hedges that were discontinued in the first quarter of 2003 were not significant. The Company had no gains or losses on commodity swaps included in OCI at March 31, 2004.

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

Note 11 – Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost and the amount of contributions and benefits paid:

	Pension Benefits For the Three Months Ended March 31,		Other Postretirement Benefits For the Three Months Ended March 31,
	2004	2003	2004	2003
Net periodic benefit cost (income)
Service cost, including interest	$3	$3	$—	$—
Interest on PBO	13	13	—	1
Return on plan assets	(16)	(17)	—	—
Amortization of unrecognized net loss	3	2	—	—
Amortization of prior service cost	—	—	(1)	—

Net periodic benefit cost (income)	3	1	(1)	1
Defined contribution plans	1	1	—	—

Net periodic benefit cost (income)	$4	$2	$(1)	$1

Company pension trust contributions	$5	$2

Company other postretirement benefits paid			$3	$2

The Company expects to contribute approximately $12 to pension plan trusts during 2004.

As a result of rising medical benefit costs and competitive business conditions, the Company announced in the first quarter of 2004 that, effective April 1, 2004, it will reduce the level of retiree medical benefits provided to

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 11 – Pension and Other Postretirement Benefits — (Continued)

essentially all of its retirees by offering a monthly subsidy to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change will reduce the Company’s accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, the Company is recognizing this reduction ratably over approximately thirteen years through other postretirement employee benefit (“OPEB”) net periodic benefit cost. Estimated OPEB net periodic benefit cost for the year ending December 31, 2004, after giving effect to this change, will be income of approximately $4 compared to a benefit cost of $2 for the year ended December 31, 2003. The Company estimates that cash payments for retiree medical and insurance benefits for the year ending December 31, 2004 will be approximately $11, which is slightly less than such payments made for the year ended December 31, 2003, as the Company transitions to the subsidy plan. Cash payments for retiree medical and insurance benefits in subsequent years are estimated to be significantly less than in 2003.

Note 12 – Comprehensive Income (Loss)

The following table sets forth the components of other comprehensive income and total comprehensive income (loss):

	Three Months Ended March 31,
	2004	2003
	Restated *	Restated *
Net loss	$(12)	$(28)
Other comprehensive income
Net gains (losses) on derivative financial instruments	1	(3)
Currency translation adjustment	9	13

Total comprehensive income (loss)	$(2)	$(18)

*	The Company restated its financial statements ad disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 4.

Note 13 – Commitments and Contingencies

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

Note 13 – Commitments and Contingencies — (Continued)

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

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 13 – Commitments and Contingencies — (Continued)

the incremental capital expenditures would range between $165 and $200. Equistar’s cumulative capital expenditures through March 31, 2004 totaled $80. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ will continue with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

Certain Company subsidiaries have been named as defendants, potentially responsible parties (the “PRPs”), or both, in a number of environmental proceedings associated with waste disposal sites or facilities currently owned, operated or used by the Company’s current or former subsidiaries or predecessors. The Company’s estimated individual exposure for potential cleanup costs, damages for personal injury or property damage related to these proceedings has been estimated to be between $0.01 for several small sites and $67 for the Kalamazoo River Superfund Site in Michigan.

A subsidiary of the Company is named as a PRP at the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The cost for these remedial options above the amounts accrued could range from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company is paying 55% of costs related to studying and evaluating the environmental condition of the river. The Company’s ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

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

The Company has accrued $111 as of March 31, 2004 for potential liabilities for environmental and other contingencies, collectively, but which primarily relates to environmental remediation activities. Expenses or benefits associated with these contingencies including changes in estimated costs to resolve these contingencies are included in the Company’s S,D&A costs. Expenses resulting from changes in estimated liabilities for these contingencies for the three months ended March 31, 2004 were $9 and for the three months ended March 31, 2003 were insignificant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year.

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

Note 13 – Commitments and Contingencies — (Continued)

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

Note 14 – Operations by Business Segment

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S,D&A costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The following is a summary of the Company’s operations by business segment:

	Three Months Ended March 31,
	2004	2003
	Restated*	Restated*
Net sales
Titanium Dioxide and Related Products	$333	$288
Acetyls	106	102
Specialty Chemicals	26	25

Total	$465	$415

Operating income (loss)
Titanium Dioxide and Related Products	$12	$21
Acetyls	9	7
Specialty Chemicals	2	2
Other	(13)	(4)

Total	$10	$26

Depreciation and amortization
Titanium Dioxide and Related Products	$19	$22
Acetyls	3	3
Specialty Chemicals	2	2

Total	$24	$27

Capital expenditures
Titanium Dioxide and Related Products	$9	$7
Acetyls	1	—
Specialty Chemicals	—	1
Other	—	—

Total	$10	$8

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 4.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 14 – Operations by Business Segment — (Continued)

	March 31, 2004	December 31, 2003
Goodwill
Titanium Dioxide and Related Products	$56	$56
Acetyls	48	48

Total	$104	$104

Note 15 – Information on Equistar

The following is summarized financial information for Equistar:

	March 31, 2004	December 31, 2003
Current assets	$1,225	$1,261
Noncurrent assets	3,741	3,767

Total assets	$4,966	$5,028

Current liabilities	$688	$754
Noncurrent liabilities	2,674	2,673
Partners’ capital	1,604	1,601

Total liabilities and partners’ capital	$4,966	$5,028

	Three Months Ended March 31,
	2004	2003
Net sales	$1,962	$1,641
Operating income (loss)	61	(96)
Net income (loss)	5	(146)

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

Note 16 – Supplemental Financial Information

Millennium America, a wholly-owned indirect subsidiary of the Company, is a holding company for all of the Company’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the Credit Agreement. Millennium Chemicals is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the Credit Agreement and the 4.00% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the Credit Agreement, are fully and unconditionally guaranteed by Millennium Chemicals. Accordingly, the following Condensed Consolidating Balance Sheets at March 31, 2004 and December 31, 2003, and the Condensed Consolidating Statements of Operations and Cash Flows for each of the three month periods ended March 31, 2004 and 2003, are provided for the Company as supplemental financial information to the Company’s consolidated financial statements to disclose the financial position, results of operations and cash flows of (i) Millennium Chemicals, (ii) Millennium America, and (iii) all subsidiaries of Millennium Chemicals other than Millennium America (the “Non-Guarantor Subsidiaries”). The investment in subsidiaries of Millennium America and Millennium Chemicals are accounted for by the equity method; accordingly, the shareholders’ deficit of Millennium America and Millennium Chemicals are presented as if each of those companies and their respective subsidiaries were reported on a consolidated basis.

Condensed Consolidating Balance Sheets	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
March 31, 2004
(Restated – See Notes 17 and 18)
ASSETS
Inventories	$—	$—	$417	$—	$417
Other current assets	80	1	515	—	596
Property, plant and equipment, net	—	—	753	—	753
Investment in Equistar	—	—	471	—	471
Investment in subsidiaries	319	66	—	(385)	—
Other assets	15	3	36	—	54
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	655	—	—	(655)	—

Total assets	$1,069	$70	$2,296	$(1,040)	$2,395

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$5	$—	$5
Other current liabilities	34	8	375	—	417
Long-term debt	1,245	150	14	—	1,409
Deferred income taxes	—	—	253	—	253
Other liabilities	—	—	373	—	373
Due to parent and affiliates, net	—	2	653	(655)	—

Total liabilities	1,279	160	1,673	(655)	2,457
Minority interest	—	—	28	—	28
Shareholders’ (deficit) equity	(210)	(90)	595	(385)	(90)

Total liabilities and shareholders’ (deficit) equity	$1,069	$70	$2,296	$(1,040)	$2,395

December 31, 2003
(Restated – See Notes 17 and 18)
ASSETS
Inventories	$—	$—	$457	$—	$457
Other current assets	24	1	526	—	551
Property, plant and equipment, net	—	—	766	—	766
Investment in Equistar	—	—	469	—	469
Investment in subsidiaries	336	62	—	(398)	—
Other assets	12	3	36	—	51
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	733	—	—	(733)	—

Total assets	$1,105	$66	$2,358	$(1,131)	$2,398

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	9	1	357	—	367
Long-term debt	1,295	150	16	—	1,461
Deferred income taxes	—	—	257	—	257
Other liabilities	—	—	371	—	371
Due to parent and affiliates, net	—	6	727	(733)	—

Total liabilities	1,304	157	1,734	(733)	2,462
Minority interest	—	—	27	—	27
Shareholders’ (deficit) equity	(199)	(91)	597	(398)	(91)

Total liabilities and shareholders’ (deficit) equity	$1,105	$66	$2,358	$(1,131)	$2,398

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Operations	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Three Months Ended March 31, 2004
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$465	$—	$465
Cost of products sold	—	—	388	—	388
Depreciation and amortization	—	—	24	—	24
Selling, development and administrative expense	—	—	36	—	36
Asset impairment charges	—	—	3	—	3
Combination costs	—	—	3	—	3
Reorganization and office closure costs	—	—	1	—	1

Operating income	—	—	10	—	10
Interest expense, net	(23)	(2)	—	—	(25)
Intercompany interest income (expense), net	25	—	(25)	—	—
Earnings on Equistar investment	—	—	2	—	2
Equity in loss of subsidiaries	(14)	(11)	—	25	—
Other expense, net	—	—	(2)	—	(2)
(Provision for) benefit from income taxes	(1)	1	3	—	3

Net loss	$(13)	$(12)	$(12)	$25	$(12)

Three Months Ended March 31, 2003
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$415	$—	$415
Cost of products sold	—	—	331	—	331
Depreciation and amortization	—	—	27	—	27
Selling, development and administrative expense	—	—	31	—	31

Operating income	—	—	26	—	26
Interest expense, net	(22)	—	—	—	(22)
Intercompany interest income (expense), net	24	(1)	(23)	—	—
Loss on Equistar investment	—	—	(43)	—	(43)
Equity in loss of subsidiaries	(42)	(26)	—	68	—
Other expense, net	—	—	(3)	—	(3)
(Provision for) benefit from income taxes	(1)	—	16	—	15
Cumulative effect of accounting change	1	(1)	(1)	—	(1)

Net loss	$(40)	$(28)	$(28)	$68	$(28)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Cash Flows	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Three Months Ended March 31, 2004
(Restated - See Notes 17 and 18)
Cash flows from operating activities	$22	$(1)	$17	$—	$38

Cash flows from investing activities
Capital expenditures	—	—	(10)	—	(10)

Cash used in investing activities	—	—	(10)	—	(10)

Cash flows from financing activities
Proceeds from long-term debt	16	—	—	—	16
Repayment of long-term debt	(68)	—	(2)	—	(70)
Intercompany	85	(8)	(77)	—	—
Increase in notes payable and other short-term borrowings	—	6	(1)	—	5
Proceeds from exercise of stock options	—	3	—	—	3

Cash provided by (used in) financing activities	33	1	(80)	—	(46)

Effect of exchange rate changes on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	55	—	(68)	—	(13)
Cash and cash equivalents at beginning of year	20	—	189	—	209

Cash and cash equivalents at end of period	$75	$—	$121	$—	$196

Three Months Ended March 31, 2003
(Restated - See Notes 17 and 18)
Cash flows from operating activities	$25	$(1)	$(38)	$—	$(14)

Cash flows from investing activities
Capital expenditures	—	—	(8)	—	(8)

Cash used in investing activities	—	—	(8)	—	(8)

Cash flows from financing activities
Dividends to shareholders	—	(9)	—	—	(9)
Proceeds from long-term debt	95	—	1	—	96
Repayment of long-term debt	(61)	—	(5)	—	(66)
Intercompany	(64)	10	54	—	—
Increase in notes payable	—	—	(1)	—	(1)

Cash (used in) provided by financing activities	(30)	1	49	—	20

Effect of exchange rate changes on cash	—	—	2	—	2

(Decrease) increase in cash and cash equivalents	(5)	—	5	—	—
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of period	$1	$—	$124	$—	$125

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 17 – Restatement of Financial Statements – August 2004

In August 2004, the Company restated its Consolidated Balance Sheet and Statement of Shareholders’ Equity at December 31, 2003 and March 31, 2004 to correct errors in the computation of deferred income taxes relating to the Company’s investment in Equistar (the “August 2004 Restatement”). The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 and March 31, 2004 by $15. The August 2004 Restatement did not affect the Company’s cash flow or operating income for any period.

A summary of the aggregate effect of the August 2004 Restatement on the Company’s Consolidated Balance Sheets for the periods presented herein is shown below. The Company’s December 31, 2003 restated financial statements are included in Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 9, 2004.

	As of March 31, 2004		As of December 31, 2003
	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Balance Sheets:
Deferred income taxes	$284	$269	$287	$272
Total liabilities	2,437	2,422	2,444	2,429
Accumulated deficit	(987)	(972)	(977)	(962)
Total shareholders’ deficit	(70)	(55)	(73)	(58)

Note 18 – Restatement of Financial Statements – February 2005

In February 2005, the Company restated its financial statements for the three months ended March 31, 2004 to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). As a result of the February 2005 Restatement, the Company’s consolidated balance sheet as of March 31, 2004 reflects increases in Other liabilities and Accumulated deficit of $49 and $33, respectively, and a decrease in Deferred tax liabilities of $16. Similarly, the consolidated balance sheet as of December 31, 2003 reflects increases in Other liabilities and Accumulated deficit of $46 and $31, respectively, and a decrease in Deferred tax liabilities of $15. The Company’s consolidated statement of operations reflects an increase in S,D&A expense of $3 and $1, respectively, for the three-month periods ended March 31, 2004 and 2003, and an increase of $1 in Benefit from income taxes for the three-month period ended March 31, 2004. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements, to correct the accrual for vacations earned and to correctly present the effect of bank overdrafts on cash flows as a financing activity. These adjustments, which had no effect on results of operations in the periods presented, increased cash provided by operations and decreased financing cash flows by $1 for the three month period ended March 31, 2004, and increased Accumulated deficit and Accrued expenses and other liabilities by $2 for each period presented.

The table below summarizes the aggregate effect of the February 2005 Restatement on the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of operations for the periods presented herein.

	For the Three Month Period Ended March 31,
	2004		2003
	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Statement of Operations:
Selling, development and administrative expense	$33	$36	$30	$31
Operating income	13	10	27	26
Loss before income taxes and minority interest and cumulative effect of accounting change	(11)	(14)	(38)	(39)
Benefit from income taxes	2	3	15	15
Loss before minority interest and cumulative effect of accounting change	(9)	(11)	(23)	(24)
Loss before cumulative effect of accounting change	(10)	(12)	(26)	(27)
Net loss	(10)	(12)	(27)	(28)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.16)	(0.19)	(0.41)	(0.42)
After cumulative effect of accounting change	(0.16)	(0.19)	(0.43)	(0.44)

	As of March 31, 2004		As of December 31, 2003
	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Balance Sheets:
Accrued expeses and other liabilities	$146	$148	$124	$126
Deferred income taxes	269	253	272	257
Other liabilities	324	373	325	371
Total liabilities	2,422	2,457	2,429	2,462
Accumulated deficit	(972)	(1,007)	(962)	(995)
Total shareholders’ deficit	(55)	(90)	(58)	(91)

	For the Three Month Period Ended March 31,
	2004		2003
	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Statements of Cash Flows:
Net loss	$(10)	$(12)	$(27)	$(28)
Deferred income tax benefit	(5)	(6)	(21)	(21)
Increase in accrued expenses and other liabilities and income taxes payable	26	27	4	4
Decrease in other liabilities	(5)	(2)	(12)	(11)
Cash provided by (used in) operating activities	37	38	(14)	(14)
Increase (decrease) in notes payable and other short-term borrowings	6	5	(1)	(1)
Cash (used in) provided by financing activites	(45)	(46)	20	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2004, Millennium Chemicals Inc. (the “Company”) restated its Consolidated Balance Sheet and Statement of Shareholders’ Equity at December 31, 2003 (the “August 2004 Restatement”) to correct errors in the computation of deferred income taxes relating to the Company’s investment in Equistar. The August 2004 Restatement decreased the Company’s liability for deferred income taxes at December 31, 2003 and decreased Accumulated deficit by $15 million. The Company’s December 31, 2003 restated financial statements reflecting the August 2004 Restatement were included in Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 9, 2004.

In addition to the August 2004 Restatement described above, the Company restated its Consolidated Balance Sheet at December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, and its Statement of Operations for the periods then ended to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). The February 2005 Restatement increased environmental remediation liabilities by $46 million, decreased deferred tax liabilities by $15 million and increased shareholders’ deficit by $31 million as of December 31, 2003. The February 2005 Restatement similarly increased environmental remediation liabilities by $49 million, decreased deferred tax liabilities by $16 million and increased Shareholders’ deficit by $33 million at March 31, 2004. On February 14, 2005, the Company filed Amendment No. 5 to its Annual Report on Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the year ended December 31, 2003.

This Amendment No. 4 includes restated financial statements reflecting the February 2005 Restatement. For additional information including the effect of the February 2005 Restatement on each period presented, see Note 18 to the Consolidated Financial Statements.

Disclosure Concerning Forward-Looking Statements

The statements in this Amendment No. 4 that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, Millennium Chemicals Inc. and its majority-owned subsidiaries (“the Company”) or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements are only present expectations as at May 14, 2004, the date the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 was originally filed with the Securities and Exchange Commission. Actual events or results may differ materially. Factors that could cause such a difference include:

•	the ability of the Company to complete its proposed business combination with Lyondell Chemical Company (“Lyondell”), as described in more detail in “Agreement for a Stock-for-Stock Business Combination” below;

•	the cyclicality and volatility of the chemical industries in which the Company and Equistar Chemicals, LP (“Equistar”) operate, particularly fluctuations in the demand for ethylene, its derivatives and acetyls and the sensitivity of these industries to capacity additions;

•	general economic conditions in the geographic regions where the Company and Equistar generate sales, and the impact of government regulation and other external factors, in particular, the events in the Middle East;

•	the ability of Equistar to distribute cash to its partners and uncertainties arising from the Company’s shared control of Equistar and the Company’s contractual commitments regarding possible future capital contributions to Equistar;

•	changes in the cost of energy and raw materials, particularly natural gas and ethylene, and the ability of the Company and Equistar to pass on cost increases to their customers;

•	the ability of raw material suppliers to fulfill their commitments;

•	the ability of the Company and Equistar to achieve their productivity improvement, cost reduction and working capital targets, and the occurrence of operating problems at manufacturing facilities of the Company or Equistar;

•	risks of doing business outside the United States, including currency fluctuations;

•	the cost of compliance with the extensive environmental regulations affecting the chemical industry and exposure to liabilities for environmental remediation and other environmental matters relating to the Company’s and Equistar’s current and former operations;

•	pricing and other competitive pressures;

•	legal proceedings relating to present and former operations (including proceedings based on alleged exposure to lead-based paints and lead pigments, asbestos and other materials), ongoing or future tax audits, and other claims; and

•	the Company’s substantial indebtedness and its impact on the Company’s cash flow, business operations and ability to obtain additional financing;

A further description of these risks, uncertainties and other matters can be found in Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as initially filed with the Securities and Exchange Commission.

Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at May 14, 2004, the date the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 was originally filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and by any additional Cautionary Statements provided with such subsequent written and oral forward-looking statements. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

Agreement for a Stock-for-Stock Business Combination

On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed, a definitive agreement for a stock-for-stock business combination of the companies, expected to be tax-free to the Company, Lyondell and their respective shareholders.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the volume-weighted average price for the Lyondell shares for the 20 trading days ending on the third trading day before closing. The Company’s shareholders will receive 0.95 shares of Lyondell stock if the average Lyondell stock price is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. Between the two prices, the exchange ratio varies proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

The transaction is subject to customary conditions, including approval by both companies’ shareholders and receipt of required regulatory approvals and amendments to each of Lyondell’s and the Company’s credit agreements and Lyondell’s receivables sales facility. The transaction is expected to close in the third quarter of 2004. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s common stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the surviving entity. As a result, the Company will become a wholly-owned subsidiary of Lyondell. After the close of the transaction, the combined company will be called “Lyondell Chemical Company”

and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell’s current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell’s Chairman of the Board of Directors, will each continue in their respective roles. Two independent members of the Company’s current Board will join the Lyondell Board, effective at the time of the closing.

In addition, in connection with the proposed transaction Lyondell and the Company have filed relevant materials with the Securities and Exchange Commission, including Lyondell’s registration statement containing a preliminary joint proxy statement/prospectus, which was filed on April 26, 2004. The definitive joint proxy statement/prospectus will be sent to holders of Lyondell’s and the Company’s common stock when it becomes available. Investors and security holders are urged to read the preliminary joint proxy statement/prospectus on file with the Securities and Exchange Commission, the definitive joint proxy statement/prospectus when it becomes available and any other relevant documents filed by Lyondell or the Company because they contain, or will contain, important information. Investors and security holders may obtain a free copy of the preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and other documents filed by Lyondell and the Company with the Securities and Exchange Commission for free at the Securities and Exchange Commission’s website at www.sec.gov. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by the Company may be obtained free from the Company by calling the Company’s Investor Relations Department at (410) 229-8113. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by Lyondell may also be obtained free from Lyondell by calling Lyondell’s Investor Relations Department at (713) 309-4590.

For additional information relating to the proposed transaction, including risk factors, please refer to the preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available).

The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell’s executive officers and directors is available in its proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004, and information regarding the Company’s directors and executive officers is available in its Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission.

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

Operating Results

The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s selling, development and administrative (“S,D&A”) costs not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the unaudited Consolidated Financial Statements included in this Quarterly Report.) A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 5 on Form 10-K/A filed with the Securities and Exchange Commission on February 14, 2005.

Results of Consolidated Operations

	Three Months Ended March 31,
	2004	2003
	(Millions, except share data)
	Restated*	Restated*
Net sales	$465	$415
Operating income	10	26
Earnings (loss) on Equistar investment	2	(43)
Loss before cumulative effect of accounting change	(12)	(27)
Net loss	(12)	(28)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.19)	(0.42)
After cumulative effect of accounting change	(0.19)	(0.44)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 4.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

The Company’s net loss was $12 million, or $0.19 per share, for the three months ended March 31, 2004 and $28 million, or $0.44 per share, for the corresponding period in 2003. In the first quarter of 2003, the Company reported a charge of $1 million or $0.02 per share for the cumulative effect of an accounting change for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, due to required changes in the method for recognizing asset retirement obligations. The Company’s pre-tax loss decreased by $25 million in the first quarter of 2004 compared to the corresponding period in 2003, primarily due to a $45 million improvement in earnings (loss) from the Company’s investment in Equistar, partially offset by a $16 million decrease in operating income and a $3 million increase in net interest expense.

The Company’s operating income in the first quarter of 2004 of $10 million decreased $16 million, from $26 million in the first quarter of 2003, due to a decrease in operating income of $9 million in the Titanium Dioxide and Related Products business segment and an increase of $9 million in Other operating loss not identified with the three separate business segments, partially offset by a $2 million increase in operating income in the Acetyls business segment. Operating income in the Specialty Chemicals business segment for the first quarter of 2004 was consistent with the corresponding period in the prior year.

Net sales of $465 million in the first quarter of 2004 increased by $50 million, or 12%, from the same period in the prior year primarily due to higher sales volume in all three of the Company’s business segments, particularly the Titanium Dioxide and Related Products business segment, and foreign currency strength against the US dollar in the Titanium Dioxide and Related Products and Acetyls business segments.

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

S,D&A costs of $36 million in the first quarter of 2004 increased by $5 million from the first quarter of 2003 due to a net increase in expenses not identified with the three separate business segments, including expenses of $9 million in the first quarter of 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses. Certain S,D&A costs are lower as the result of the Company’s cost reduction program announced in July 2003 (see “Cost Reduction Program; Suspension of Dividend” above); however, certain other S,D&A costs are higher, including pension costs.

Asset impairment charges in the first quarter of 2004 of $3 million represented expenditures for property, plant and equipment at the Company’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Since the basis of all of the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

Combination costs in the first quarter of 2004 of $3 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the acquisition of the Company by Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above).

The Company reported pre-tax earnings from its investment in Equistar of $2 million for the three months ended March 31, 2004, an improvement of $45 million compared to the pre-tax loss of $43 million for the three months ended March 31, 2003. The loss in the first quarter of 2003 included the Company’s share of a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar’s results for the first quarter of 2004 compared to the same period of 2003 is primarily due to higher product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials. In addition, the first quarter of 2004 benefited from 5% higher ethylene and derivative sales volume. The improving economic conditions and tight supply and demand balances in several of Equistar’s products contributed to improved operating results at Equistar during the first quarter of 2004 compared to the first quarter of 2003. Despite first quarter 2004 crude oil prices that exceeded those experienced during the first quarter of 2003, the economics of ethylene production from Equistar’s liquid-based crackers improved compared to the first quarter of 2003. This was due to the significantly higher co-product sales prices in the first quarter of 2004 that more than offset the impact of the higher crude oil prices.

Outlook for 2004

The Company expects seasonally higher TiO2 sales volume and improved TiO2 average selling prices in local currencies in the second quarter of 2004 compared to the first quarter of 2004 in the Titanium Dioxide and Related Products business segment. The Company expects to realize higher selling prices as a result of implementing previous price announcements. Lower production volume is expected in the second quarter of 2004 due to the scheduling of planned maintenance activities.

In the second quarter of 2004, sales volume for the Acetyls business segment is expected to be similar to the first quarter of 2004 and average selling prices in local currency are expected to be slightly higher. In the second quarter of 2004, scheduled maintenance shutdowns will reduce production volume. Additionally, quarter-to-date prices paid and future prices indicate higher costs in the second quarter of 2004 for natural gas, Acetyls’ primary raw material. These higher costs may compress margins.

In the second quarter of 2004, business conditions in the Specialty Chemicals business segment are expected to be similar to the first quarter of 2004.

Improving industry conditions have enabled Equistar to deal with continuing high and volatile raw material and energy prices more successfully than at any other time in the past three years. Although it may be premature to say that the economy and the chemical industry have entered a sustained strong upturn, with continued solid global economic growth and some stabilization of energy prices, Equistar could benefit from improvement in both demand and product margins during the course of 2004. Equistar’s sales volume for key products has improved thus far in the second quarter of 2004. Equistar completed a major maintenance turnaround in the second quarter of 2004, which will have some effect on the quarter’s operating results.

Segment Analysis

Titanium Dioxide and Related Products

	Three Months Ended March 31,
	2004	2003
	(Millions)
Net sales	$333	$288
Operating income	12	21

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Operating income in the Titanium Dioxide and Related Products business segment for the first quarter of 2004 was $12 million, a decrease of $9 million, or 43%, compared to the corresponding quarter of 2003 as higher sales volume ($7 million) and higher selling prices ($1 million) were more than offset by higher manufacturing and other costs of sales ($13 million) and higher S,D&A expenses ($1 million). Additionally, operating income for the first quarter of 2004 included asset impairment charges of $3 million, which represented the write off of expenditures for property, plant and equipment at the Company’s Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended March 31, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment for this plant has been written down to zero, no depreciation expense for this plant is recorded in manufacturing and other costs of sales.

Sales revenue in the first quarter of 2004 of $333 million increased by $45 million, or 16%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. TiO2 sales volume in the first quarter of 2004 was 15% higher than the prior year quarter, with increases reported in all major geographic regions globally except Central and South America. Overall, the Company estimates that the global TiO2 market increased approximately 3% to 5% compared to the first quarter of the prior year due to improved global economic conditions. The Company’s average TiO2 selling price for the first quarter of 2004 in local currencies was 7% lower than the first quarter of the prior year, but was similar to the prior year quarter in US dollar terms.

Manufacturing and other costs of sales in the first quarter of 2004 were higher than the corresponding quarter of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, partially offset by higher fixed cost absorption due to increased production volume, lower depreciation expense due to the writedown of assets at the Le Havre manufacturing plant, and lower energy and raw material costs. The overall operating rate of the Company’s TiO2 plants was 93% in the first quarter of 2004 compared to 88% in the same period of 2003. The increase in operating rates was due to strong operating performance across the operating facilities in response to increased demand.

S,D&A expenses in the first quarter of 2004 increased by $1 million or 5% compared to the prior year quarter.

Acetyls

	Three Months Ended March 31,
	2004	2003
	(Millions)
Net sales	$106	$102
Operating income	9	7

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Operating income in the Acetyls business segment of $9 million for the three months ended March 31, 2004 increased by $2 million, or 29%, compared to operating income of $7 million in the first quarter of 2003 primarily due to higher average selling prices ($3 million) and higher sales volume ($1 million), partially offset by higher manufacturing and other costs of sales ($2 million). Net sales for the first quarter of 2004 of $106 million increased by $4 million, or 4%, from the prior year quarter primarily due to slightly higher average selling prices. The aggregate weighted-average selling price in US dollars for vinyl acetate monomer (“VAM”) and acetic acid increased by 4% from the first quarter of 2003 primarily due to the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. Aggregate sales volume for VAM and acetic acid for the first quarter of 2004 was 8% higher than the first quarter of 2003.

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

S,D&A expenses in the first quarter of 2004 were similar to S,D&A expenses in the same period of 2003.

Specialty Chemicals

	Three Months Ended March 31,
	2004	2003
	(Millions)
Net sales	$26	$25
Operating income	2	2

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

Manufacturing and other costs of sales in the first quarter of 2004 were similar to the first quarter of 2003. The average cost of crude sulfate turpentine (“CST”), the principal raw material used in the business, and costs for raw materials other than CST were higher in the first quarter of 2004 than in the prior year quarter. However, the increase in manufacturing costs per unit was offset by lower distribution costs per unit.

S,D&A costs for the three months ended March 31, 2004 were $1 million, or 33%, lower than the same period of 2003.

Other

	Three Months Ended March 31,
	2004	2003
	(Millions)
	Restated*	Restated*
Operating loss	$(13)	$(4)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 4.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Operating loss not identified with the three separate business segments for the three months ended March 31, 2004 was $9 million higher than the three months ended March 31, 2003 primarily due to expenses of $9 million in the first quarter of 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses, $3 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the acquisition of the Company by Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above), and $1 million of reorganization and office closure charges associated with the Company’s cost reduction program announced in July 2003, partially offset by $1 million higher income from employee benefit plans related to predecessor businesses and a $2 million reduction in other expenses not allocated to the separate business segments.

Equistar

	Three Months Ended March 31,
	2004	2003
	(Millions)
Income (loss), as reported by Equistar	$5	$(146)

Earnings (loss) on Equistar investment, as reported by the Company	$2	$(43)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

The Company reported pre-tax earnings from its investment in Equistar of $2 million for the three months ended March 31, 2004, an increase of $45 million compared to the pre-tax loss of $43 million for the three months ended March 31, 2003.

Equistar reported net income of $5 million in the first quarter of 2004 compared to a net loss of $146 million in the first quarter of 2003. Equistar’s loss in the first quarter of 2003 included a $12 million loss on the sale of a polypropylene production facility. The remaining increase in Equistar’s results in the first quarter of 2004 compared to the corresponding period in the prior year is primarily due to higher product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials. In the first quarter 2004, ethylene producers experienced significantly higher prices for co-products such as propylene and benzene, contributing to a lower net cost of ethylene production for producers using liquid raw materials, which yield a higher ratio of co-products. Supply and demand fundamentals have also improved as evidenced by higher operating rates for ethylene producers.

Equistar’s Petrochemicals segment reported operating income of $104 million for the first quarter of 2004, an increase of $136 million compared to an operating loss of $32 million in the first quarter of the prior year. The increase in operating income was primarily due to higher product margins. Revenues for Equistar’s Petrochemicals segment increased 21% in the first quarter of 2004 compared to the corresponding period in the prior year due to higher sales prices and an 8% increase in sales volume. Benchmark ethylene sales prices averaged 11% higher in the first quarter of 2004 compared to the first quarter of 2003, while benchmark propylene sales prices averaged 21% higher. Costs of sales increased 13% due to the higher sales volume and an increase in the cost of crude oil-based liquid raw materials, which increased due to a 3% increase in the cost of crude oil. Equistar also used a higher proportion of liquid raw materials in the first quarter of 2004 as a result of the timing of scheduled maintenance turnarounds of liquids-based ethylene plants in the first quarter of 2004 relative to the first quarter of 2003, which also contributed to higher sales of co-products, such as propylene.

Equistar’s Polymers segment reported an operating loss of $14 million compared to an operating loss of $35 million in the first quarter 2003. The operating loss in the first quarter of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas. The remaining improvement in results in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher product margins as sales prices increased more than raw material costs. Revenues in Equistar’s Polymers segment in the first quarter of 2004 increased 9% due to higher average sales prices, which increased in response to higher raw material costs. While sales volume in both periods were comparable, first quarter 2003 sales volume included approximately 85 million pounds of sales related to the Pasadena, Texas polypropylene plant, which was sold on March 31, 2003. On a comparable basis, sales volume increased 7% in the first quarter of 2004 compared to the first quarter of 2003. Costs of sales increased 7% in the first quarter of 2004 compared to the corresponding period in the prior year due to higher raw material costs, primarily ethylene.

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

Cash provided by operating activities for the quarter ended March 31, 2004 was $38 million compared to $14 million of cash used in the quarter ended March 31, 2003. The $52 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first quarter of 2004 compared to unfavorable movements in the same period of the prior year ($53 million) and movements in accrued expenses and other liabilities in the first quarter of 2004 that were favorable to a greater extent than the first quarter of 2003 ($23 million), partially offset by lower operating income before depreciation and amortization ($19 million) and various other net unfavorable changes ($5 million).

Cash used in investing activities for capital expenditures in the quarter ended March 31, 2004 was $10 million compared to $8 million used for capital expenditures in the first quarter of 2003. The low level of capital spending in the first quarter of both 2004 and 2003 reflects the Company’s continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

Cash used in financing activities was $46 million in the first quarter of 2004 compared to $20 million of cash provided by financing activities in the first quarter of 2003. Financing activities in the first quarter of 2004 included $54 million of net repayments of debt, while the first quarter of 2003 included $30 million of net debt proceeds. In the first quarter of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company’s Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $9 million for the first quarter of 2003 and no dividends were paid in the first quarter of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in “Cost Reduction Program; Suspension of Dividend” above.

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	April 1 - December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at March 31, 2004	Total at December 31, 2003
	(Millions)
Revolving loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	4	5	5	2	1	1	3	21	23

Maturities of long-term debt	$4	$5	$505	$2	$476	$1	$403	1,396	1,450

Non-cash components of long-term debt								18	17

Total debt								1,414	1,467
Less: current maturities of long-term debt								(5)	(6)

Total long-term debt								$1,409	$1,461

On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 million aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion (the “Term Loan”) of the Company’s five-year credit agreement expiring June 18, 2006 (the “Credit Agreement”) and $103 million of outstanding borrowings under the revolving loan portion (the “Revolving Loans”) of its Credit Agreement, which currently has a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures.

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

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements as discussed above, the Company obtained waivers on July 29, 2004, and February 2, 2005, under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at March 31, 2004.

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

Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 million aggregate principal amount of 7.625% Senior

Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes the “Senior Notes”), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at March 31, 2004, any reduction in CNTA below approximately $1 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2 billion at March 31, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

The 9.25% Senior Notes were issued by Millennium America and are guaranteed by Millennium Chemicals. The indenture under which the 9.25% Senior Notes were issued contains certain covenants that limit, among other things, the ability of the Company and/or certain subsidiaries of the Company to: (i) incur additional debt; (ii) issue redeemable stock and preferred stock; (iii) create liens; (iv) redeem debt that is junior in right of payment to the 9.25% Senior Notes; (v) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vi) enter into arrangements that restrict dividends from subsidiaries; (vii) enter into mergers or consolidations; (viii) enter into transactions with affiliates; and (ix) enter into sale/leaseback transactions. In addition, this indenture contains a covenant that would prohibit the Company from (i) paying dividends or making distributions on its common stock; (ii) repurchasing its common stock; and (iii) making other types of restricted payments, including certain types of investments, if such restricted payments would exceed a “restricted payments basket.” Although the Company has no intention at the present time to pay dividends or make distributions, repurchase its Common Stock, or make other restricted payments, the Company would be prohibited by this covenant from making any such payments at the present time. The indenture also requires the calculation of a Consolidated Coverage Ratio, defined as the ratio of the aggregate amount of EBITDA, as defined, for the four most recent fiscal quarters to Consolidated Interest Expense, as defined, for the four most recent quarters. The Company must maintain a Consolidated Coverage Ratio of 2.25 to 1.00. Currently, the Company’s Consolidated Coverage Ratio is below this threshold and, therefore, the Company is subject to certain restrictions that limit the Company’s ability to incur additional indebtedness, pay dividends, repurchase capital stock, make certain other restricted payments, and enter into mergers or consolidations. However, if the 9.25% Senior Notes were to receive investment grade credit ratings from both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) and meet certain other requirements as specified in the indenture, certain of these covenants would no longer apply. The 9.25% Senior Notes can be accelerated by the holders thereof if any other debt in excess of $30 million is in default and is accelerated.

The consummation of the announced stock-for-stock business combination with Lyondell is expected to give each holder of the 9.25% Senior Notes the right to require the Company to purchase all or part of such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

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

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to be required to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell’s common stock at a conversion ratio as adjusted in accordance with the Agreement of Merger between the Company and Lyondell.

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

On March 29, 2004, S&P placed the Company’s ratings on Credit Watch with negative implications reflecting the future ownership by the highly leveraged Lyondell and the strong likelihood that the ratings of the Company will be lowered modestly upon completion of the proposed transaction. On March 30, 2004, Moody’s placed the Company’s credit ratings under review for possible downgrade following the announcement by Lyondell and the Company that the two companies have signed a definitive agreement that, if completed, will result in the acquisition of the Company by Lyondell in a stock-for-stock transaction. Moody’s cited concerns over the potential impact that future distributions by the Company, as an operating subsidiary of Lyondell, to Lyondell will have on the Company’s credit profile over the long term, primarily the potential for elevated debt levels over the next several years while Lyondell seeks to de-lever its balance sheet.

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

There have been no revisions to the critical accounting estimates as originally filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and as amended by Amendment No. 5 on Form 10-K/A filed with the Securities and Exchange Commission on February 14, 2005.

Recent Accounting Developments

See Note 4 to the unaudited Consolidated Financial Statements included in this Amendment No. 4 for discussion of recent accounting developments.

Item 4.	Controls and Procedures

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

Material Weakness in Controls over Accounting for Deferred Income Taxes

As a result of tax integration activities that began in the second quarter of 2004 with respect to the acquisition of the Company by Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company’s deferred income taxes. In response to the determination that errors had been made, the Company performed an analysis and re-computation of the Company’s tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare the August 2004 Restatement to correct the errors, which August 2004 Restatement was reflected in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (“Amendment No. 1”); and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, all of which were filed with the SEC on August 9, 2004.

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

After the November 30, 2004 acquisition of the Company by Lyondell, the new management team reviewed the Company’s deferred tax accounts in conjunction with the preparation of the financial statements of Lyondell and the Company as of December 31, 2004 utilizing the existing Lyondell internal control over financial reporting related to deferred income taxes. The Lyondell tax controls and procedures are being implemented at the Company in the fourth quarter of 2004 and the first quarter of 2005 to complete the remediation of the First Material Weakness. These Lyondell controls and procedures include (1) detailed review by the Lyondell Director – Worldwide Tax Reporting of the tax and book bases associated with the Company’s and Lyondell’s investments in Lyondell’s wholly-owned indirect subsidiary, Equistar, and the related deferred tax assets and liabilities, using both information available to Lyondell as the Equistar tax matters partner and information previously available to the Company; and (2) review and concurrence with that detailed review by Lyondell’s Vice President – Tax, Lyondell’s Senior Tax Counsel, and the Company’s Vice President – Tax, as well as the Company’s Vice President and Controller (the Company’s Principal Accounting Officer, who is also the Lyondell Vice President and Controller and Principal Accounting Officer) and the Lyondell Assistant Controller. These procedures were utilized by the new Company management to confirm the deferred taxes related to the Company’s investment in Equistar reflected in the financial statements included in this Amendment No. 4; however, the First Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level.

Material Weakness in Controls over Accounting for Contingencies

Also subsequent to the November 30, 2004 acquisition date, the new Company management re-examined the Company’s environmental remediation liabilities in conjunction with the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004, following procedures that are part of the Lyondell internal control over financial reporting. In late January of 2005, the Company concluded, with the concurrence of the Company’s Board of Directors, that the Company’s financial statements for the three-year period ending December 31, 2003 and the first three quarters of 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, in February 2005, the Company restated its financial statements for those periods to recognize an increase of $52 million in its recorded liabilities for environmental remediation as of September 30, 2004 to record additional amounts for estimated future environmental remediation spending that were not recorded previously. This increase in environmental remediation liabilities results, as of September 30, 2004, in a decrease in deferred tax liabilities of $17 million, and an increase in accumulated deficit of $35 million, of which $18 million relates to years prior to 1999. The February 2005 Restatement is reflected in Amendment No. 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; this Amendment No. 4; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004; and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

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

In order to remediate the Second Material Weakness, the Company documented, in the first quarter of 2005, the procedures that were used to reevaluate the Company’ environmental remediation liabilities, which include application of Lyondell control processes to the Company. The Company utilized these documented procedures in preparing the financial statements contained in this Amendment No. 4. These Lyondell controls and procedures include:

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

The Company intends to continue to use these procedures in preparing its financial statements for subsequent reporting periods; however, the Second Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level. In addition, as a result of the acquisition of the Company by Lyondell and the resultant change in the executive management team, additional procedures were followed during the fourth quarter of 2004 and the first quarter of 2005 to confirm the financial statements included in this Amendment No. 4, including inquiry of previous management, discussion with outside counsel and discussion with outside consulting engineers.

Evaluation of Disclosure Controls and Procedures

Before filing Amendment No. 1, the Company completed an evaluation under the supervision and with the participation of the Company’s then-existing management team, including the Company’s principal executive officer and principal financial officer at that time (“Former Management”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Former Management of the Company concluded that, solely as a result of the First Material Weakness referred to above, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2004. In addition, in connection with this Amendment No. 4, the Company completed an evaluation under the supervision and with the participation of the Company’s current management team, including the Company’s current principal executive officer and current principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, after taking into consideration the prior evaluation. Based on the evaluation, the current principal executive officer and current principal financial officer of the Company concluded that the Company’s disclosure controls and procedures also were not effective at the reasonable assurance level as of March 31, 2004 due to the Second Material Weakness described above. However, as a result of the new management team’s most recent reevaluation of liabilities for contingencies, as well as its detailed review of deferred tax liabilities, both discussed above, and its utilization of the documented procedures in preparing the financial statements contained in this Amendment No. 4 as described above, management believes that the financial statements included in this Amendment No. 4 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Amendment No. 4 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as discussed above, after the November 30, 2004 acquisition by Lyondell, the new management team reviewed the deferred tax computations and analysis and the computation and analysis of liabilities for contingencies, including liabilities for environmental remediation, for the fourth quarter 2004 and for the year ended December 31, 2004 utilizing existing Lyondell controls and procedures. These Lyondell controls and procedures continue to be implemented at the Company in the first quarter of 2005 to complete the remediation of the First Material Weakness and the Second Material Weakness.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the “Section 404 Requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 Requirements, the Company initiated in 2003 a review of its internal control over financial reporting. This review now is being conducted under the direction of the Company’s new management team. As a result, the new management team has made improvements, as described above, to the Company’s internal control through the date of the filing of this Amendment No. 4 as part of this review. The Company anticipates that improvements will continue to be made as part of the ongoing review.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

	31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

	32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

	99.1	Information Relevant to Forward-Looking Statements.**

*	Filed or furnished herewith.

**	Incorporated by reference to Exhibit 99.1 to the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and filed on May 14, 2004.

(b)	Reports on Form 8-K.

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

MILLENNIUM CHEMICALS INC.

Date: February 14, 2005	By:	/s/ CHARLES L. HALL
Charles L. Hall
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).

32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).