Form 10-Q/A
period 2004-06-30
MILLENNIUM CHEMICALS INC
filed 2005-02-14
CIK 1018099

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

713-652-72000

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

The Company is filing this Amendment No. 4 to its Quarterly Report on Form 10-Q/A for the period ended June 30, 2004 (“Amendment No. 4”) to restate its financial statements for the second quarter of 2004. Included herein are restated consolidated statements of operations and statements of cash flows for the three and six month periods ended June 30, 2004 and 2003 and restated consolidated balance sheets as of June 30, 2004 and December 31, 2003. This restatement (the “February 2005 Restatement”) corrects errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously. The February 2005 Restatement increased environmental remediation liabilities by $51 million, decreased deferred tax liabilities by $17 million, and increased Accumulated deficit by $34 million as of June 30, 2004, and increased net loss for each of the three month periods ended June 30, 2004 and 2003 by $1 million, or $0.02 per share, and $3 million, or $0.05 per share, and $2 million, or $0.03 per share, respectively, for the six months ended June 30, 2004 and 2003. The Company has also made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. For more information on the effect of the February 2005 Restatement for each period presented, see Note 18 to the Consolidated Financial Statements.

The Company concluded, in January 2005, that it would restate its financial statements for the three and six months ended June 30, 2004 because of the errors that are corrected in the February 2005 Restatement. The conclusion was reached, as a result of an analysis of environmental remediation liabilities conducted in connection with Lyondell Chemical Company’s (“Lyondell”) acquisition of the Company on November 30, 2004, and the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004. These errors were reported by the Company on February 1, 2005, in a press release, a copy of which was filed as an exhibit to a Current Report on Form 8-K filed on February 2, 2005.

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

On November 30, 2004, the Company was acquired by Lyondell. As a result, the Company is a wholly owned subsidiary of Lyondell. This Amendment No. 4 does not reflect events, including Lyondell’s November 30, 2004 acquisition of the Company, that have occurred after August 9, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to events that have occurred after August 9, 2004, has been or will be set forth, as appropriate, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any references to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. This Amendment No. 4 consists of relevant portions of the Company’s prior filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as previously amended, as prepared by the Company’s prior management. The Company is under new management following the acquisition of the Company by Lyondell on November 30, 2004.

The Company is also filing with the Securities and Exchange Commission, amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2003, and is also filing, as soon as practicable, amendments to its Quarterly Reports on Form 10-Q/A for each of the three months ended March 31 and September 30, 2004, to reflect changes required as a result of the February 2005 Restatement.

The only changes made to the prior disclosures in this Amendment No. 4 are those that were determined necessary by the Company’s new management as a result of the February 2005 Restatement. The Company has provided and will continue to provide current information as appropriate through filings on Form 8-K, as well as through the new filings on Form 10-Q referred to above. Also, the Company’s new management is preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, in many respects, may update and supersede the information included in this Amendment No.4 and the Company’s prior periodic reports, including regarding environmental liabilities.

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

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Millions, except share data)

	June 30, 2004	December 31, 2003
	(Restated – See Notes 17 and 18)
ASSETS
Current assets
Cash and cash equivalents	$191	$209
Trade receivables, net	342	277
Inventories	372	457
Other current assets	69	65

Total current assets	974	1,008
Property, plant and equipment, net	725	766
Investment in Equistar	483	469
Other assets	45	51
Goodwill	104	104

Total assets	$2,331	$2,398

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable	$3	$—
Current maturities of long-term debt	5	6
Trade accounts payable	264	236
Income taxes payable	6	5
Accrued expenses and other liabilities	118	126

Total current liabilities	396	373
Long-term debt	1,400	1,461
Deferred income taxes	253	257
Other liabilities	365	371

Total liabilities	2,414	2,462

Commitments and contingencies (Note 13)
Minority interest	29	27
Shareholders’ deficit
Preferred stock (par value $.01 per share, authorized 25,000,000 shares, none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at June 30, 2004 and December 31, 2003)	1	1
Paid in capital	1,286	1,292
Accumulated deficit	(1,015)	(995)
Accumulated other comprehensive loss	(152)	(141)
Treasury stock, at cost (12,755,355 and 13,905,687 shares at June 30, 2004 and December 31, 2003, respectively)	(238)	(260)
Unearned restricted shares	(1)	(1)
Deferred compensation	7	13

Total shareholders’ deficit	(112)	(91)

Total liabilities and shareholders’ deficit	$2,331	$2,398

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated – See Notes 17 and 18)
Net sales	$488	$416	$953	$831
Operating costs and expenses
Cost of products sold	413	326	801	657
Depreciation and amortization	24	28	48	55
Selling, development and administrative expense	35	39	71	70
Asset impairment charges	5	—	8	—
Combination costs	1	—	4	—
Reorganization and office closure costs	1	1	2	1

Operating income	9	22	19	48
Interest expense	(25)	(24)	(52)	(47)
Interest income	1	1	3	2
Earnings (loss) on Equistar investment	12	(14)	14	(57)
Other expense, net	(1)	(1)	(2)	(1)

Loss before income taxes, minority interest and cumulative effect of accounting change	(4)	(16)	(18)	(55)
(Provision for ) benefit from income taxes	(2)	7	1	22

Loss before minority interest and cumulative effect of accounting change	(6)	(9)	(17)	(33)
Minority interest	(2)	(1)	(3)	(4)

Loss before cumulative effect of accounting change	(8)	(10)	(20)	(37)
Cumulative effect of accounting change	—	—	—	(1)

Net loss	$(8)	$(10)	$(20)	$(38)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.12)	$(0.16)	$(0.31)	$(0.57)
From cumulative effect of accounting change	—	—	—	(0.02)

After cumulative effect of accounting change	$(0.12)	$(0.16)	$(0.31)	$(0.59)

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Millions)

	Six Months Ended June 30,
	2004	2003
	(Restated – See Notes 17 and 18)
Cash flows from operating activities:
Net loss	$(20)	$(38)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1
Asset impairment charges	8	—
Depreciation and amortization	48	55
Deferred income tax benefit	(6)	(33)
(Earnings) loss on Equistar investment	(14)	57
Minority interest	3	4
Other, net	(3)	1
Changes in assets and liabilities:
Increase in trade receivables	(66)	(5)
Decrease (increase) in inventories	80	(14)
(Increase) decrease in other current assets	(6)	13
Decrease in other assets	—	1
Increase (decrease) in trade accounts payable	31	(49)
Decrease in accrued expenses and other liabilities and income taxes payable	3	(23)
Decrease in other liabilities	(11)	(12)

Cash provided by (used in) operating activities	47	(42)

Cash flows from investing activities:
Capital expenditures	(23)	(19)

Cash used in investing activities	(23)	(19)

Cash flows from financing activities:
Dividends to shareholders	—	(17)
Proceeds from long-term debt, net of financing costs	16	279
Repayment of long-term debt	(72)	(173)
Increase (decrease) in notes payable and other short-term borrowings	1	(5)
Proceeds from exercise of stock options	9	—

Cash (used in) provided by financing activities	(46)	84

Effect of exchange rate changes on cash	4	7

(Decrease) increase in cash and cash equivalents	(18)	30
Cash and cash equivalents at beginning of year	209	125

Cash and cash equivalents at end of period	$191	$155

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

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company’s shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

The transaction is subject to approval by both companies’ shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company’s and Lyondell’s respective bank credit agreements and Lyondell’s accounts receivable sales facility to permit the transaction. Although the Company and Lyondell originally expected the transaction to close in the third quarter of 2004, the Company and Lyondell announced on July 29, 2004 that they expected their respective special shareholders meetings to be held in the fourth quarter of 2004. The Company expects the transaction to close in the fourth quarter of 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 3 – Loss per Share and Stock-Based Compensation

The weighted-average number of equivalent shares of common stock outstanding used in computing loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average common stock outstanding – basic and diluted	64,963,367	63,972,811	64,730,316	63,913,148

The calculation of diluted loss per share for the three months and six months ended June 30, 2004 does not include 133,190 restricted shares; 239,023 and 167,503 options to purchase Common Stock, respectively; 188,565 and 192,307 shares held in trust for the Company’s employee benefit plans, respectively; and shares reserved for conversion of the Company’s 4.00% Convertible Senior Debentures, as more fully described in Note 9. The calculation of diluted loss per share for the three months and six months ended June 30, 2003 does not include 5,767 and 628 options to purchase Common Stock, respectively; 58,212 and 58,038 restricted shares, respectively; and 220,718 and 222,575 shares held in trust for the Company’s employee benefit plans, respectively. The effect of including these options and shares would be antidilutive due to the reported net losses in each of these periods.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. SFAS No. 123, as amended, also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”). The Company has elected to account for such instruments using APB Opinion No. 25 and related interpretations, and thus has adopted the disclosure-only provisions of SFAS No. 123, as amended. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

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

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 became effective for periods beginning after March 31, 2004. EITF 03-6 had no impact on the Company’s financial statements, as the Company has not issued securities for which EITF 03-6 would apply.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-1”), which permitted a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Act and the disclosures related to its plans as required by SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” until the FASB developed and issued authoritative guidance on accounting for the Federal subsidies provided by the Act. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral and, accordingly, the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in its financial statements and accompanying notes thereto do not reflect the effects of the Act. On May 19, 2004, the FASB issued FSP No. FAS 106-2 of the same title, which provided final guidance on the accounting for subsidies under the Act and will become effective for the Company’s third quarter financial report ending September 30, 2004. The Company is currently evaluating the impact of FSP No. FAS 106-2, and the Act. The Company does not expect the effects of the Act to be a significant event and will reflect the effects of the Act in its next measurement of plan obligations as required by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This measurement of plan obligations will occur on the earlier of December 31, 2004 or the effective date of the announced stock-for-stock business combination with Lyondell. See Note 2 regarding the announced stock-for-stock business combination.

Note 5 – Asset Impairment Charges

In the three months and six months ended June 30, 2004, the Company recorded asset impairment charges of $5 and $8, respectively, primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at this plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months and six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Since the basis of all of the property, plant and equipment for the Le Havre, France TiO2 plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales for the three months and six months ended June 30, 2004.

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

The Company has recorded cumulative charges related to the program of $20 (including $1 and $2 for the three months and six months ended June 30, 2004, respectively), of which $19 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement. All costs associated with this program are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as appropriate. Cumulative severance-related cash payments of $23 for the implementation of this program were made through June 30, 2004, including $1 and $9 in the three months and six months ended June 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at June 30, 2004. The cumulative charges of $20 associated with the cost reduction program are less than the cumulative severance-related cash payments of $23 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 – European Receivables Securitization Program

From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at June 30, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through June 30, 2003 were $182. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. The aggregate loss on sales associated with this arrangement for each of the three months and six months ended June 30, 2003 was $1 and was included in selling, development and administrative (“S,D&A”) expense. Servicing liabilities associated with the transaction were insignificant.

Note 8 – Inventories

Inventories are stated at the lower of cost or market value.

	June 30, 2004	December 31, 2003

Finished products	$184	$258
In-process products	35	38
Raw materials	86	96
Maintenance parts and supplies	67	65

	$372	$457

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 9 – Long-Term Debt and Credit Arrangements

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	July 1 - December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at June 30, 2004	Total at December 31, 2003
Revolving loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	2	5	5	3	1	1	3	20	23

Maturities of long-term debt	$2	$5	$505	$3	$476	$1	$403	1,395	1,450

Non-cash components of long-term debt								10	17

Total debt								1,405	1,467
Less: current maturities of long-term debt								(5)	(6)

Total long-term debt								$1,400	$1,461

On November 25, 2003, the Company received approximately $125 in gross proceeds and, on December 2, 2003, received an additional $25 in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 of outstanding borrowings at that time under the term loan portion (the “Term Loan”) of the Company’s five-year credit agreement expiring June 18, 2006, as amended, (the “Credit Agreement”) and $103 of outstanding borrowings under the revolving loan portion (the “Revolving Loans”) of its Credit Agreement, which currently has a maximum availability of $150. The Company used $4 of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004, filed an amendment to this registration statement. However, as of August 9, 2004, this registration statement has not yet been declared effective by the Securities and Exchange Commission. Accordingly, since March 23, 2004, Millennium Chemicals has accrued and will continue to accrue additional interest on the debentures until the registration statement is declared effective by the Securities and Exchange Commission, at an annualized rate of 0.25% until August 22, 2004 and 0.50% thereafter.

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

The Revolving Loans are available in US dollars, British pounds and euros. The Revolving Loans may be borrowed, repaid and reborrowed from time to time. The Revolving Loans include a $50 letter of credit subfacility and a swingline facility in the amount of $25. As of June 30, 2004, $21 was outstanding under the letter of credit subfacility, and no amount under the swingline facility. The Term Loans were entirely prepaid on November 25, 2003, which effectively retired the Term Loans as any such amounts prepaid may not be reborrowed. The interest rates on the Revolving Loans are floating rates based upon margins over LIBOR, NIBOR, or the Administrative Agent’s prime lending rate, as the case may be. Such margins, as well as the facility fee, are based on the Company’s Leverage Ratio. The Leverage Ratio is the ratio of Total Indebtedness to cumulative EBITDA for the prior four fiscal quarters, each as defined in the Credit Agreement prior to its amendment in the fourth quarter of 2003.

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements, the Company obtained waivers on July 29, 2004, and February 2, 2005, under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at June 30, 2004.

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

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the “Senior Notes”), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at June 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

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

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell’s common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last reported sales price of Lyondell’s common stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of its common stock. At the current market prices of Lyondell’s common stock, this percentage would be approximately 1.0% per quarter.

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

Note 11 – Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost and the amount of contributions for pensions:

	Pension Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net periodic benefit cost
Service cost, including interest	$4	$4	$7	$7
Interest on PBO	13	13	26	26
Return on plan assets	(16)	(17)	(32)	(34)
Amortization of unrecognized net loss	3	1	6	3

Net periodic benefit cost	4	1	7	2
Defined contribution plan	1	1	2	2

Net periodic benefit cost	$5	$2	$9	$4

Company pension trust contributions	$3	$2	$6	$4

The Company expects to contribute approximately $12 to pension plan trusts during 2004.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 11 – Pension and Other Postretirement Benefits — (Continued)

The following table provides the components of net periodic benefit cost and the amount of benefits paid for other postretirement benefits:

	Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net periodic benefit (income) cost
Service cost, including interest	$—	$—	$—	$—
Interest on PBO	1	1	1	2
Amortization of prior service credit	(2)	(1)	(3)	(1)

Net periodic benefit (income) cost	$(1)	$—	$(2)	$1

Other postretirement benefits paid	$3	$4	$6	$6

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

Note 12 – Comprehensive Income (Loss)

The following table sets forth the components of other comprehensive income (loss) and total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated*		Restated
Net loss	$(8)	$(10)	$(20)	$(38)
Other comprehensive (loss) income
Net gains (losses) on derivative financial instruments	—	—	1	(3)
Currency translation adjustment	(21)	46	(12)	59

Total comprehensive (loss) income	$(29)	$36	$(31)	$18

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 4.

Note 13 – Commitments and Contingencies

Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company’s current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals Inc., a wholly-owned operating

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

subsidiary of the Company (“Millennium Petrochemicals”), is one of a number of defendants in 100 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain current or former Company facilities, and did not relate to any products manufactured or sold by the Company or any of its predecessors). Of the cases filed against Millennium Petrochemicals, only three assert specific damage amounts other than asserting damages in excess of the statutory minimum. The three cases that do assert a specific amount of damages each assert a minimum of $200,000 exemplary damages. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company’s agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company (“Millennium Inorganic Chemicals”), is one of a number of defendants in 90 premises-based asbestos cases filed primarily in late 2003 in Baltimore County, Maryland, which assert damages in excess of the statutory minimum. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. A defunct indirect Company subsidiary is among a number of defendants in 60 asbestos cases in Texas, where the alleged exposure was to persons on the premises of facilities where vessels formerly fabricated by this defunct subsidiary were situated. All of these cases assert unspecified monetary damages in excess of the statutory minimum.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

The Company’s businesses are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances concerning, among other things, emissions to the air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials and the remediation of environmental pollution caused by releases of wastes and other materials (collectively, “Environmental Laws”). The operation of any chemical manufacturing plant and the distribution of chemical products entail risks under Environmental Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that significant costs or liabilities will not be incurred with respect to the Company’s operations and activities. In particular, the production of TiO2, TiCl4, vinyl acetate monomer (“VAM”), acetic acid, methanol and certain other chemicals involves the handling, manufacture or use of substances or compounds that may be considered to be toxic or hazardous within the meaning of certain Environmental Laws, and certain operations have the potential to cause environmental or other damage. Significant expenditures including facility-related expenditures could be required in connection with any investigation and remediation of threatened or actual pollution, triggers under existing Environmental Laws tied to production or new requirements under Environmental Laws.

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (the “EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 and $200. Equistar’s cumulative capital expenditures through June 30, 2004 totaled $85. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

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

A subsidiary of the Company is named as a PRP at the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The cost for these remedial options above the amounts accrued could range from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company is paying 55% of costs related to studying and evaluating the environmental condition of the river. The EPA has initiated a process that will lead to a facilitation (“the Facilitation”) among the agency, the Company, another KRSG member, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees. The Facilitation participants, guided by the EPA, are in the process of selecting a facilitator and determining the governing principles of the Facilitation. One of the goals of the Facilitation, expected to commence

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

in late 2004, is to determine what additional investigation and data are needed to further develop cleanup options for downstream portions of the Kalamazoo River. Another interim measure the EPA is in the process of initiating is the development of a computer model that will be designed to seek to identify all polychlorinated biphenyls sources on the Kalamazoo River and determine how polychlorinated biphenyls move and where they are deposited. Some results, but not all, are expected by the end of 2005. The Company’s ultimate liability for the Kalamazoo site will depend on many other factors that have not yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

On January 16, 2002, Slidell Inc. (“Slidell”) filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages in excess of the statutory minimum. The Company believes it has substantial defenses to these allegations and has filed a counterclaim against Slidell. The trial in this matter is expected to take place in the fourth quarter of 2004.

The Company has accrued $110 as of June 30, 2004 for potential liabilities for environmental and other contingencies, collectively, but which primarily relate to environmental remediation activities. Expenses or benefits associated with these contingencies, including changes in estimated costs to resolve these contingencies, are included in the Company’s S,D&A expense. Expenses resulting from changes in estimated liabilities for these contingencies for the six months ended June 30, 2004 were $11, and for the three months ended June 30, 2004 and for the three and six months ended June 30, 2003 were insignificant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year.

The Company agreed as part of its spin-off from Hanson plc (“Hanson”) to indemnify Hanson and certain of its subsidiaries against certain of such contractual indemnification obligations, and Millennium Petrochemicals agreed as part of the December 1, 1997 formation of Equistar to indemnify Equistar for certain liabilities related to the assets contributed by Millennium Petrochemicals to Equistar in excess of $7, which threshold was exceeded in 2001. The terms of these indemnification agreements do not limit the maximum potential future payments to the indemnified parties. The maximum amount of future indemnification payments is dependent upon many factors and is not practicable to estimate.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 14 – Operations by Business Segment

The Company’s principal operations are managed and grouped as three separate business segments: Titanium Dioxide and Related Products, Acetyls and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S,D&A expense not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The following is a summary of the Company’s operations by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated*		Restated*
Net sales
Titanium Dioxide and Related Products	$363	$293	$696	$581
Acetyls	101	99	207	201
Specialty Chemicals	24	24	50	49

Total	$488	$416	$953	$831

Operating income (loss)
Titanium Dioxide and Related Products	$10	$23	$22	$44
Acetyls	2	5	11	12
Specialty Chemicals	2	2	4	4
Other	(5)	(8)	(18)	(12)

Total	$9	$22	$19	$48

Depreciation and amortization
Titanium Dioxide and Related Products	$19	$23	$38	$45
Acetyls	3	3	6	6
Specialty Chemicals	2	2	4	4

Total	$24	$28	$48	$55

Capital expenditures
Titanium Dioxide and Related Products	$12	$10	$21	$17
Acetyls	1	—	2	—
Specialty Chemicals	—	1	—	2

Total	$13	$11	$23	$19

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 4.

	June 30, 2004	December 31, 2003
Goodwill
Titanium Dioxide and Related Products	$56	$56
Acetyls	48	48

Total	$104	$104

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 15 – Information on Equistar

The following is summarized financial information for Equistar:

	June 30, 2004	December 31, 2003
Current assets	$1,430	$1,261
Noncurrent assets	3,684	3,767

Total assets	$5,114	$5,028

Current liabilities	$782	$754
Noncurrent liabilities	2,686	2,673
Partners’ capital	1,646	1,601

Total liabilities and partners’ capital	$5,114	$5,028

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$2,099	$1,597	$4,061	$3,238
Operating income (loss)	99	24	160	(72)
Net income (loss)	43	(49)	48	(195)

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

In April 2003, Equistar issued $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, were used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of the then outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17. Equistar’s results for the three months and six months ended June 30, 2003, include $19 of debt prepayment costs, consisting of the $17 prepayment premium and the write-off of $2 of unamortized debt issuance costs related to the prepaid term loan.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Condensed Consolidating Balance Sheets	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
June 30, 2004
(Restated – See Notes 17 and 18)

ASSETS
Inventories.	$—	$—	$372	$—	$372
Other current assets	44	1	557	—	602
Property, plant and equipment, net	—	—	725	—	725
Investment in Equistar	—	—	483	—	483
Investment in subsidiaries	296	45	—	(341)	—
Other assets	8	3	34	—	45
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	675	—	—	(675)	—

Total assets	$1,023	$49	$2,275	$(1,016)	$2,331

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$5	$—	$5
Other current liabilities.	9	4	378	—	391
Long-term debt	1,237	150	13	—	1,400
Deferred income taxes	—	—	253	—	253
Other liabilities.	1	—	364	—	365
Due to parent and affiliates, net	—	7	668	(675)	—

Total liabilities.	1,247	161	1,681	(675)	2,414
Minority interest.	—	—	29	—	29
Shareholders’ (deficit) equity	(224)	(112)	565	(341)	(112)

Total liabilities and shareholders’ (deficit) equity	$1,023	$49	$2,275	$(1,016)	$2,331

December 31, 2003
(Restated – See Notes 17 and 18)

ASSETS
Inventories.	$—	$—	$457	$—	$457
Other current assets	24	1	526	—	551
Property, plant and equipment, net	—	—	766	—	766
Investment in Equistar	—	—	469	—	469
Investment in subsidiaries	336	62	—	(398)	—
Other assets	12	3	36	—	51
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	733	—	—	(733)	—

Total assets	$1,105	$66	$2,358	$(1,131)	$2,398

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities.	9	1	357	—	367
Long-term debt	1,295	150	16	—	1,461
Deferred income taxes	—	—	257	—	257
Other liabilities.	—	—	371	—	371
Due to parent and affiliates, net	—	6	727	(733)	—

Total liabilities.	1,304	157	1,734	(733)	2,462
Minority interest.	—	—	27	—	27
Shareholders’ (deficit) equity	(199)	(91)	597	(398)	(91)

Total liabilities and shareholders’ (deficit) equity	$1,105	$66	$2,358	$(1,131)	$2,398

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Operations	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Three Months Ended June 30, 2004
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$488	$—	$488
Cost of products sold	—	—	413	—	413
Depreciation and amortization	—	—	24	—	24
Selling, development and administrative expense	1	—	34	—	35
Asset impairment charges	—	—	5	—	5
Combination costs	—	—	1	—	1
Reorganization and office closure costs	—	—	1	—	1

Operating (loss) income	(1)	—	10	—	9
Interest (expense) income, net	(24)	(1)	1	—	(24)
Intercompany interest income (expense), net	26	(1)	(25)	—	—
Earnings on Equistar investment	—	—	12	—	12
Equity in loss of subsidiaries	(9)	(6)	—	15	—
Other expense, net	—	—	(3)	—	(3)
Provision for income taxes	—	—	(2)	—	(2)

Net loss	$(8)	$(8)	$(7)	$15	$(8)

Three Months Ended June 30, 2003
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$416	$—	$416
Cost of products sold	—	—	326	—	326
Depreciation and amortization	—	—	28	—	28
Selling, development and administrative expense	—	—	39	—	39
Reorganization and office closure costs	—	—	1	—	1

Operating income	—	—	22	—	22
Interest expense, net	(23)	—	—	—	(23)
Intercompany interest income (expense), net	24	(1)	(23)	—	—
Loss on Equistar investment	—	—	(14)	—	(14)
Equity in loss of subsidiaries	(20)	(9)	—	29	—
Other expense, net	—	—	(2)	—	(2)
Benefit from income taxes	—	—	7	—	7

Net loss	$(19)	$(10)	$(10)	$29	$(10)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information – Continued

Condensed Consolidating Statements of Operations	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Six Months Ended June 30, 2004
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$953	$—	$953
Cost of products sold	—	—	801	—	801
Depreciation and amortization	—	—	48	—	48
Selling, development and administrative expense	1	—	70	—	71
Asset impairment charges	—	—	8	—	8
Combination costs	—	—	4	—	4
Reorganization and office closure costs	—	—	2	—	2

Operating (loss) income	(1)	—	20	—	19
Interest (expense) income, net	(47)	(3)	1	—	(49)
Intercompany interest income (expense), net	51	(1)	(50)	—	—
Earnings on Equistar investment	—	—	14	—	14
Equity in loss of subsidiaries	(23)	(17)	—	40	—
Other expense, net	—	—	(5)	—	(5)
(Provision for) benefit from income taxes	(1)	1	1	—	1

Net loss	$(21)	$(20)	$(19)	$40	$(20)

Six Months Ended June 30, 2003
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$831	$—	$831
Cost of products sold	—	—	657	—	657
Depreciation and amortization	—	—	55	—	55
Selling, development and administrative expense	—	—	70	—	70
Reorganization and office closure costs	—	—	1	—	1

Operating income	—	—	48	—	48
Interest expense, net	(45)	—	—	—	(45)
Intercompany interest income (expense), net	48	(2)	(46)	—	—
Loss on Equistar investment	—	—	(57)	—	(57)
Equity in loss of subsidiaries	(62)	(35)	—	97	—
Other expense, net	—	—	(5)	—	(5)
(Provision for) benefit from income taxes	(1)	—	23	—	22
Cumulative effect of accounting change	1	(1)	(1)	—	(1)

Net loss	$(59)	$(38)	$(38)	$97	$(38)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 16 – Supplemental Financial Information - Continued

Condensed Consolidating Statements of Cash Flows	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Six Months Ended June 30, 2004
(Restated - See Notes 17 and 18)
Cash flows provided by (used in) operating activities	$(1)	$1	$47	$—	$47

Cash flows from investing activities:
Capital expenditures	—	—	(23)	—	(23)

Cash used in investing activities	—	—	(23)	—	(23)

Cash flows from financing activities:
Proceeds from long-term debt	16	—	—	—	16
Repayment of long-term debt	(68)	—	(4)	—	(72)
Intercompany	73	(13)	(60)	—	—
Increase (decrease) in notes payable and other short-term borrowings	—	3	(2)	—	1
Proceeds from exercise of stock options	—	9	—	—	9

Cash provided by (used in) financing activities	21	(1)	(66)	—	(46)

Effect of exchange rate changes on cash	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	20	—	(38)	—	(18)
Cash and cash equivalents at beginning of year	20	—	189	—	209

Cash and cash equivalents at end of period	$40	$—	$151	$—	$191

Six Months Ended June 30, 2003

(Restated - See Notes 17 and 18)
Cash flows provide by (used in) operating activities	$3	$(2)	$(43)	$—	$(42)

Cash flows from investing activities:
Capital expenditures	—	—	(19)	—	(19)

Cash used in investing activities	—	—	(19)	—	(19)

Cash flows from financing activities:
Dividends to shareholders	—	(17)	—	—	(17)
Proceeds from long-term debt	279	—	—	—	279
Repayment of long-term debt	(166)	—	(7)	—	(173)
Intercompany	(99)	19	80	—	—
Decrease in notes payable	—	—	(5)	—	(5)

Cash provided by financing activities	14	2	68	—	84

Effect of exchange rate changes on cash	—	—	7	—	7

Increase in cash and cash equivalents	17	—	13	—	30
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of period	$23	$—	$132	$—	$155

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

Note 17 – Restatement of Financial Statements – August 2004

In August 2004, the Company restated its Consolidated Balance Sheet and Statement of Shareholders’ Equity at December 31, 2003 to correct errors in the computation of deferred tax liabilities relating to the Company’s investment in Equistar (the “August 2004 Restatement”). The August 2004 Restatement decreased the Company’s liability for deferred income taxes and Shareholders’ deficit at December 31, 2003 by $15. The August 2004 Restatement did not affect the Company’s cash flow or operating income for any period.

A summary of the aggregate effect of the August 2004 Restatement on the Company’s Consolidated Balance Sheets for the periods presented herein is shown below. The Company’s December 31, 2003 restated financial statements are included in Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 9, 2004.

	As of December 31, 2003
	As Reported	As Restated
Changes to Consolidated Balance Sheets:
Deferred income taxes	$287	$272
Total liabilities	2,444	2,429
Accumulated deficit	(977)	(962)
Total shareholders’ deficit	(73)	(58)

Note 18 – Restatement of Financial Statements – February 2005

In February 2005, the Company restated its financial statements for each of the first two quarters of 2004 to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). As a result of the February 2005 Restatement, the Company’s consolidated balance sheet as of June 30, 2004 reflects increases in Other liabilities and Accumulated deficit of $51 and $34, respectively, and a decrease in Deferred tax liabilities of $17. Similarly, the consolidated balance sheet as of December 31, 2003 reflects increases in Other liabilities and Accumulated deficit of $46 and $31, respectively, and a decrease in Deferred tax liabilities of $15. The Company’s consolidated statement of operations reflects an increase in S,D&A expense of $2 and $5, respectively for the three- and six-month periods ended June 30, 2004, and an increase in Benefit from income taxes of $1 and $2, respectively, for the three- and six-month periods ended June 30, 2004. Also reflected are an increase in S,D&A expense of $2 and $3, respectively, for the three- and six-month periods ended June 30, 2003, and an increase in Benefit from income taxes of $1 for the six-month period ended June 30, 2003. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements, to correct the accrual for vacations earned and to correctly present the effect of bank overdrafts on cash flows as a financing activity. These adjustments, which had no effect on results of operations in the periods presented, increased cash provided by operations and decreased financing cash flows by $2 for the six month period ended June 30, 2004 and increased Accumulated deficit and Accrued expenses and other liabilities by $2 for each period presented.

The table below summarizes the aggregate effect of the February 2005 Restatement on the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of operations for the periods presented herein.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(Dollars in millions, except share data)

	Three Month Period Ended June 30,				Six Month Period Ended June 30,
	2004		2003		2004		2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(Millions)
Changes to Consolidated Statements of Operations:
Selling, development and administrative expense	$33	$35	$37	$39	$66	$71	$67	$70
Operating income	11	9	24	22	24	19	51	48
Loss before income taxes and minority interest	(2)	(4)	(14)	(16)	(13)	(18)	(52)	(55)
(Provision for) benefit from income taxes	(3)	(2)	6	7	(1)	1	21	22
Loss before minority interest and cumulative effect of accounting change	(5)	(6)	(8)	(9)	(14)	(17)	(31)	(33)
Loss before cumulative effect of accounting change	(7)	(8)	(9)	(10)	(17)	(20)	(35)	(37)
Net loss	(7)	(8)	(9)	(10)	(17)	(20)	(36)	(38)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.11)	(0.12)	(0.14)	(0.16)	(0.26)	(0.31)	(0.54)	(0.57)
After cumulative effect of accounting change	(0.11)	(0.12)	(0.14)	(0.16)	(0.26)	(0.31)	(0.56)	(0.59)

	As of June 30, 2004		As of December 31, 2003
	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Balance Sheets:
Accrued expenses and other liabilities	$116	$118	$124	$126
Deferred income taxes	270	253	272	257
Other liabilities	314	365	325	371
Total liabilities	2,378	2,414	2,429	2,462
Accumulated deficit	(979)	(1,015)	(962)	(995)
Total shareholders’ deficit	(76)	(112)	(58)	(91)

	Six Month Period Ended June 30,
	2004		2003
	As Reported	As Restated	As Reported	As Restated
Changes to Consolidated Statements of Cash Flows:
Net loss	$(17)	$(20)	$(36)	$(38)
Deferred income tax benefit	(4)	(6)	(32)	(33)
Decrease in accrued expenses and other liabilities and income taxes payable	1	3	(23)	(23)
Increase (decrease) in other liabilities	(16)	(11)	(15)	(12)
Cash provided by (used in) operating activities	45	47	(42)	(42)
Increase (decrease) in notes payable and other short-term borrowings	3	1	(5)	(5)
Cash (used in) provided by financing activities	(44)	(46)	84	84

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to the August 2004 Restatement described above, the Company restated its Consolidated Balance Sheet at December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, and its Statement of Operations for the periods then ended to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). The February 2005 Restatement increased environmental remediation liabilities by $46 million, decreased deferred tax liabilities by $15 million and increased shareholders’ deficit by $31 million as of December 31, 2003. The February 2005 Restatement similarly increased environmental remediation liabilities by $51 million, decreased deferred tax liabilities by $17 million and increased Shareholders’ deficit by $34 million at June 30, 2004. On February 14, 2005, the Company filed Amendment No. 5 to its Annual Report on Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the year ended December 31, 2003.

This Amendment No. 4 includes restated financial statements reflecting the February 2005 Restatement. For additional information including the effect of the February 2005 Restatement on each period presented, see Note 18 to the Consolidated Financial Statements.

Disclosure Concerning Forward-Looking Statements

The statements in this Amendment No. 4 that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements reflect present expectations as at August 9, 2004, the date the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was originally filed with the Securities and Exchange Commission. Actual events or results may differ materially. Factors that could cause such a difference include:

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

Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at August 9, 2004, the date the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 was originally filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and by any additional Cautionary Statements provided with such subsequent written and oral forward-looking statements. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

Agreement for a Stock-for-Stock Business Combination

On March 29, 2004, Lyondell and the Company announced that their Boards of Directors had approved, and the companies had executed, an agreement and plan of merger. The proposed transaction is intended to qualify as a reorganization for U.S. federal income tax purposes, in which Millennium shareholders generally will not recognize gain or loss, other than any gain or loss recognized on the receipt of cash for fractional shares.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company’s shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The new shares will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) will become convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

The transaction is subject to approval by both companies’ shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company’s and Lyondell’s respective bank credit agreements and Lyondell’s accounts receivable sales facility to permit the transaction. The transaction is expected to close in the fourth quarter of 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell’s current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell’s Chairman of the Board of Directors, will each continue in their respective roles. Two independent members of the Company’s current Board of Directors will join the Lyondell Board of Directors, effective at the time of the closing.

In connection with the proposed transaction, on June 18, 2004 Lyondell filed with the Securities and Exchange Commission an amendment to its registration statement on Form S-4 (as amended, the “Form S-4”) containing a preliminary joint proxy statement/prospectus regarding the proposed transaction between Lyondell and the Company. The definitive joint proxy statement/prospectus will be sent to holders of Lyondell’s and the Company’s common stock after the Form S-4 has been declared effective. Investors and security holders are urged to read that document and any other relevant documents filed or that will be filed with the Securities and Exchange Commission, including the definitive joint proxy statement/prospectus that will be part of the definitive registration statement, as they become available, because they contain, or will contain, important information. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus (when it becomes available) and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at the Securities and Exchange Commission web site at www.sec.gov. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by the Company may be obtained free from the Company by calling the Company’s Investor Relations Department at (410) 229-8113. The preliminary joint proxy statement/prospectus and the definitive joint proxy statement/prospectus (when it becomes available) and the other documents filed by Lyondell may be obtained free from Lyondell by calling Lyondell’s Investor Relations Department at (713) 309-4590.

The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell’s executive officers and directors is available in the proxy statement filed with the Securities and Exchange Commission by Lyondell on March 16, 2004 and in the Form S-4, and information regarding the Company’s directors and executive officers is available in its Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004, and in the Form S-4. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission, as they become available.

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

Operating Results

The Company’s principal operations are grouped into three business segments: Titanium Dioxide and Related Products, Acetyls, and Specialty Chemicals. Operating income and expense not identified with the three separate business segments, including certain of the Company’s S,D&A expense not allocated to its three business segments, employee-related costs from predecessor businesses and certain other expenses, are grouped under the heading Other. The Company also holds a 29.5% interest in Equistar, which is accounted for using the equity method (see Note 1 to the unaudited Consolidated Financial Statements included in this Quarterly Report.) A discussion of Equistar’s financial results for the relevant period is included below, as the Company’s interest in Equistar represents a significant component of the Company’s assets and Equistar’s results can have a significant effect on the Company’s consolidated results of operations.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 5 on Form 10-K/A filed with the Securities and Exchange Commission on February 14, 2005.

Results of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated*		Restated*
	(Millions, except share data)
Net sales	$488	$416	$953	$831
Operating income	9	22	19	48
Earnings (loss) on Equistar investment	12	(14)	14	(57)
Loss before income taxes, minority interest and cumulative effect of accounting change	(4)	(16)	(18)	(55)
Loss before cumulative effect of accounting change	(8)	(10)	(20)	(37)
Net loss	(8)	(10)	(20)	(38)
Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.12)	(0.16)	(0.31)	(0.57)
After cumulative effect of accounting change	(0.12)	(0.16)	(0.31)	(0.59)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 4.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

The Company’s net loss was $8 million, or $0.12 per share, for the three months ended June 30, 2004 and $10 million, or $0.16 per share, for the corresponding period in 2003. The Company’s loss before income taxes, minority interest and cumulative effect of accounting change (“pre-tax loss”) decreased by $12 million in the second quarter of 2004 compared to the corresponding period in 2003, primarily due to a $26 million improvement in earnings (loss) from the Company’s investment in Equistar, partially offset by a $13 million decrease in operating income and a $1 million increase in net interest expense.

The Company’s operating income in the second quarter of 2004 of $9 million decreased by $13 million, from $22 million in the second quarter of 2003, due to a decrease in operating income of $13 million in the Titanium Dioxide and Related Products business segment and $3 million in the Acetyls business segment, partially offset by a $3 million decrease in Other operating loss not identified with the three business segments. Operating income in the Specialty Chemicals business segment for the second quarter of 2004 was consistent with the corresponding period in the prior year.

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

S,D&A expense of $35 million in the second quarter of 2004 decreased by $4 million from the second quarter of 2003 primarily due to a net decrease in expense not identified with the three separate business segments.

Asset impairment charges in the second quarter of 2004 of $5 million primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Since the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

Combination costs in the second quarter of 2004 of $1 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above).

The Company reported pre-tax earnings from its investment in Equistar of $12 million for the three months ended June 30, 2004, an improvement of $26 million compared to the pre-tax loss of $14 million for the three months ended June 30, 2003. The loss in the second quarter of 2003 included the Company’s share of financing costs of $6 million. The increase in Equistar’s results for the second quarter of 2004 compared to the same period of 2003 is primarily due to a 25% increase in ethylene and derivative sales volume, partially offset by lower ethylene and polyethylene product margins as higher raw materials and energy costs during the period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged 30% higher in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

The Company’s net loss was $20 million, or $0.31 per share, for the six months ended June 30, 2004 and $38 million, or $0.59 per share, for the corresponding period in 2003. The Company’s pre-tax loss decreased by $37 million in the first six months of 2004 compared to the corresponding period in 2003, primarily due to a $71 million improvement in earnings (loss) from the Company’s investment in Equistar, partially offset by a $29 million decrease in operating income, a $4 million increase in net interest expense and a $1 million increase in Other expense, net. The net loss for the first half of 2003 included $1 million, or $0.02 per share, for the cumulative effect of an accounting change as a result of the Company’s adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report).

The Company’s operating income in the first half of 2004 of $19 million decreased by $29 million, from $48 million in the first half of 2003, due to a decrease in operating income in the Titanium Dioxide and Related Products and Acetyls business segments of $22 million and $1 million, respectively, and a $6 million increase in Other operating loss not identified with the three business segments. Operating income in the Specialty Chemicals business segment for the first half of 2004 was consistent with the corresponding period in the prior year.

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

Manufacturing and other costs of sales were generally higher in the first half of 2004 compared to the corresponding six month period in 2003. Manufacturing and other costs of sales in the Titanium Dioxide and Related Products business segment were higher in the first half of 2004 as a result of increased sales volume in addition to the unfavorable effect of translating local currency manufacturing costs into a weaker US dollar, lower fixed cost absorption due to reduced production volume, partially offset by lower raw material costs. Manufacturing and other cost of sales in the Acetyls business segment were also higher primarily due to higher cost inventory carried into the first quarter of 2004 compared to the first quarter of 2003 due to higher average feedstock costs in December 2003, particularly natural gas and ethylene. S,D&A expense in the six months ended June 30, 2004 increased by $1 million, or 1%, compared to the six months ended June 30, 2003.

Asset impairment charges in the first half of 2004 of $8 million primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France TiO2 manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

Combination costs in the first half of 2004 of $4 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above).

The Company reported pre-tax earnings from its investment in Equistar of $14 million for the six months ended June 30, 2004, an improvement of $71 million compared to the pre-tax loss of $57 million for the six months ended June 30, 2003. The loss in the first half of 2003 included the Company’s share of refinancing costs of $6 million and a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar’s results for the first half of 2004 compared to the same period of 2003 is primarily due to higher product margins and sales volume. Ethylene and derivative sales volume increased 14% compared to the first half of 2003.

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

Industry conditions have continued to reflect an improving supply/demand balance for Equistar’s products. The industry and Equistar’s product lines continue to move through the early phase of a cyclical recovery and Equistar expects that this trend will continue. However, near-term results will remain vulnerable to the volatility of crude oil and natural gas prices as well as consumer spending patterns. Equistar anticipates that it will begin making cash distributions to its owners in the third quarter of 2004.

Segment Analysis

Titanium Dioxide and Related Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions)
Net sales	$363	$293	$696	$581
Operating income	10	23	22	44

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Operating income in the Titanium Dioxide and Related Products business segment for the second quarter of 2004 was $10 million, a decrease of $13 million, or 57%, compared to the corresponding quarter of 2003 as higher sales volume ($15 million) was more than offset by the unfavorable effects of higher manufacturing and other costs of sales ($14 million) and lower average selling prices ($9 million). Additionally, operating income for the second quarter of 2004 included asset impairment charges of $5 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the three months ended June 30, 2004.

Sales revenue in the second quarter of 2004 of $363 million increased by $70 million, or 24%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollars. TiO2 sales volume in the second quarter of 2004 was 29% higher than the prior year quarter, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO2 market increased approximately 10% to 12% compared to the second quarter of the prior year due to improved global economic conditions. The Company’s average TiO2 selling price for the second quarter of 2004 in local currencies was 6% lower than the second quarter of 2003, and was 3% lower compared to the second quarter of 2003 in US dollar terms.

Manufacturing and other costs of sales in the second quarter of 2004 were higher than in the same quarter of 2003 as a result of the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars, lower fixed cost absorption due to decreased production volume and higher utility costs and maintenance costs. The overall operating rate of the Company’s TiO2 plants was 92% in the second quarter of 2004, compared to 96% in the same period of 2003. The lower operating rate was primarily the result of maintenance shutdowns. The operating rate for the second quarter of 2004 was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in the prior year quarter.

S,D&A expense in the second quarter of 2004 was similar to S,D&A expense in the same period of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Operating income in the Titanium Dioxide and Related Products business segment for the first six months of 2004 was $22 million, a decrease of $22 million, or 50%, compared to the first six months of 2003. The decrease reflects the unfavorable effect of higher manufacturing and other costs of sales ($25 million), lower average selling prices ($9 million) and higher S, D&A expense ($1 million), all of which were partially offset by higher sales volume ($21 million). Additionally, operating income for the first six months of 2004 included asset impairment charges of $8 million, primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the six months ended June 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of SFAS No. 144. Since the basis of all the property, plant and equipment at this plant was written down to zero, no depreciation expense for this plant was recorded for the six months ended June 30, 2004.

Sales revenue for the first half of 2004 of $696 million increased by $115 million, or 20%, compared to the first half of 2003 primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into US dollar. TiO2 sales volume in the first six months of 2004 was 22% higher than in the first six months of 2003, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO2 market increased approximately 7% to 9% compared to the first half of the prior year due to improved global economic conditions. The Company’s average TiO2 selling price for the first half of 2004 in local currencies was 7% lower than the first half of 2003, and was 2% lower than the first half of 2003 in US dollar terms.

Manufacturing and other costs of sales in the first six months of 2004 were higher than in the first six months of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into US dollars and lower fixed cost absorption due to reduced production volume, partially offset by lower raw material costs. The overall operating rate of the Company’s TiO2 plants was 92% in the first half of 2004 and 2003. Beginning in the second quarter of 2004, the operating rate was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in 2003.

S,D&A expense in the first six months of 2004 increased by $1 million, or 2%, compared to the first six months of 2003.

Acetyls

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions)
Net sales	$101	$99	$207	$201
Operating income	2	5	11	12

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Operating income in the Acetyls business segment of $2 million for the three months ended June 30, 2004 decreased by $3 million, or 60%, compared to operating income of $5 million in the three months ended June 30, 2003 due to higher manufacturing and other costs of sales ($11 million) partially offset by higher sales volume ($8 million). Net sales for the second quarter of 2004 of $101 million increased by $2 million, or 2%, compared to net sales of $99 million in the second quarter of 2003. Aggregate sales volume for VAM and acetic acid for the second quarter of 2004 was 8% higher than the second quarter of 2003, even though sales volume was adversely affected due to a delayed return to full operating rates at the Company’s acetic acid plant related to an unscheduled outage at one of the Company’s major raw material suppliers during the second quarter of 2004. The aggregate weighted-average selling price in US dollars for VAM and acetic acid in the second quarter of 2004 was similar to the second quarter of 2003.

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

Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Millions)
Net sales	$24	$24	$50	$49
Operating income	2	2	4	4

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

Manufacturing and other costs of sales in the second quarter of 2004 were higher than the second quarter of 2003. The average cost of crude sulfate turpentine (“CST”), the principal raw material used in the business, and overall energy costs were higher in the second quarter of 2004 than in the prior year quarter.

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

Manufacturing and other costs of sales in the six months ended June 30, 2004 were higher than the six months ended June 30, 2003. The average cost of CST, and overall energy costs were higher in the six months ended June 30, 2004 than in the same period of 2003.

S,D&A expense for the six months ended June 30, 2004 was $1 million, or 17%, lower than the same period of 2003.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)*

		(Millions)
Operating loss	$(5)	$(8)	$(18)	$(12)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 4.

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

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Operating loss not identified with the three separate business segments for the six months ended June 30, 2004 was $6 million higher than the six months ended June 30, 2003 primarily due to expenses of $11 million in the six months ended June 30, 2004 resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses, $4 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above), and higher reorganization and office closure charges associated with the Company’s cost reduction program announced in July 2003 of $1 million, partially offset by $4 million higher income from employee benefit plans related to predecessor businesses and a $6 million reduction in other expenses not allocated to the separate business segments.

Equistar

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Millions)
Income (loss), as reported by Equistar	$43	$(49)	$48	$(195)

Earnings (loss) on Equistar investment, as reported by the Company	$12	$(14)	$14	$(57)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

The Company reported pre-tax earnings from its investment in Equistar of $12 million for the three months ended June 30, 2004, an improvement of $26 million compared to a pre-tax loss of $14 million for the three months ended June 30, 2003.

Equistar reported net income of $43 million in the second quarter of 2004 compared to a net loss of $49 million in the second quarter of the prior year. Net loss for the quarter ended June 30, 2003 included $19 million of refinancing costs. The increase in Equistar’s results in the second quarter of 2004 compared to the corresponding period in the prior year was primarily due to a 25% increase in ethylene and derivative sales volume, partially offset by lower ethylene and polyethylene margins as higher raw material and energy costs during the period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged more than 30% higher than during the second quarter of 2003.

Equistar’s Petrochemicals segment reported operating income of $136 million for the second quarter of 2004, an increase of $51 million compared to operating income of $85 million in the second quarter of 2003. The increase in operating income was primarily due to the higher sales volume in the second quarter of 2004 compared to the second quarter of the prior year. Revenues for Equistar’s Petrochemicals segment increased 33% in the second quarter of 2004 compared to the corresponding period in the prior year due to higher average sales prices and a 12% increase in sales volume. Benchmark ethylene and propylene sales prices increased 4% and 31%, respectively, in the second quarter of 2004 compared to the second quarter of 2003. Cost of sales increased 31% as a result of higher sales volume and the higher cost of raw materials. The cost of liquid raw materials was affected in the second quarter of 2004 by the cost of crude oil, which increased 32% compared to the corresponding period of 2003.

Equistar’s Polymers segment reported an operating loss of $6 million for the second quarter of 2004 compared to an operating loss of $27 million in the second quarter of 2003. The $21 million improvement in operating results in the second quarter of 2004 was primarily due to higher sales volume. Revenues in Equistar’s Polymers segment in the second quarter of 2004 increased 36% compared to the corresponding period in the prior year, primarily due to higher sales volume and higher average sales prices. Sales volume in the second quarter of 2004 increased 33% compared to the second quarter of 2003 as a result of stronger demand. The increase in average sales prices for the second quarter of 2004 compared to the corresponding period of 2003 was the result of higher demand and higher raw material costs. Cost of sales increased 31% in the second quarter of 2004 compared to the second quarter of 2003 as a result of higher sales volume and higher raw material costs, primarily ethylene. The benchmark cost of ethylene was 4% higher in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

The Company reported pre-tax earnings from its investment in Equistar of $14 million for the six months ended June 30, 2004, an improvement of $71 million compared to a pre-tax loss of $57 million for the six months ended June 30, 2003.

Equistar reported net income of $48 million for the six months ended June 30, 2004 compared to a net loss of $195 million in the six months ended June 30, 2003. Net loss for the first six months of 2003 included $19 million of refinancing costs, as well as a $12 million loss from the sale of a polypropylene production facility. The increase in Equistar’s results in the first six months of 2004 was the result of higher product margins and sales volume compared to the first six months of 2003. Ethylene and derivative sales volume increased 14% compared to the first six months of 2003.

Equistar’s Petrochemicals segment reported operating income of $240 million for the six months ended June 30, 2004, an increase of $187 million compared to operating income of $53 million in the six months ended June 30, 2003. The increase in operating income for the six months ended June 30, 2003 was primarily due to higher product margins and a 10% increase in sales volume compared to the six months ended June 30, 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable than in the first six months of 2003 due to improved supply/demand fundamentals, resulting in higher average product margins than in the first six months of 2003. Revenues for Equistar’s Petrochemicals segment increased 27% in the first half of 2004 compared to the corresponding period in the prior year, primarily due to higher average sales prices and a 10% increase in sales volume. Benchmark ethylene and propylene sales prices increased 7% and 26%, respectively, in the first six months of 2004 compared to the first six months of 2003. Cost of sales increased 21% as a result of higher sales volume and the higher costs of raw materials. The cost of liquid raw materials was affected in the first half of 2004 by the cost of crude oil, which increased 16% compared to the corresponding period of 2003.

Equistar’s Polymers segment reported an operating loss of $20 million for the six months ended June 30, 2004 compared to an operating loss of $62 million in the six months ended June 30, 2003. The operating loss in the first six months of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas. The remaining increase in operating results in the first half of 2004 was primarily due to an increase in sales volume. Revenues in Equistar’s Polymers segment in the first half of 2004 increased 21% compared to the corresponding period in the prior year, primarily due to higher sales volume and higher average sales prices. Sales volume in the first six months of 2004 increased 15% compared to the second quarter of 2003 as a result of stronger demand. The increase in average sales prices for the first half of 2004 compared to the corresponding period of 2003 was the result of higher demand and higher raw material costs. Cost of sales increased 18% primarily as a result of higher sales volume, along with higher raw material costs, primarily ethylene. The benchmark cost of ethylene was 7% higher in the second quarter of 2004 compared to the second quarter 2003.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through cash generated from its operations and cash distributions from Equistar, as well as debt financings. In the first six months of 2004, both the domestic and foreign operations financed their operations through cash generated from those operations. Cash generated from operations is to a large extent dependent on economic, financial, competitive and other factors affecting the Company’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. The Company has not received any cash distributions from Equistar since 2000; however, Equistar anticipates that it will begin making cash distributions to its owners in the third quarter of 2004. Cash provided by operating activities for the six months ended June 30, 2004 was $47 million compared to $42 million of cash used in the six months ended June 30, 2003. The $89 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first half of 2004 compared to unfavorable movements in the same period of the prior year ($113 million), accrued expenses and other liabilities ($26 million) and various other net favorable changes ($5 million), partially offset by lower operating income before depreciation and amortization ($36 million) and unfavorable movements in other current assets in the first six months of 2004 compared to favorable movements in the same period of 2003 ($19 million). The favorable movement in trade working capital in the first half of 2004 compared to the same period in 2003 is primarily due to the timing of vendor payments and higher sales volume for the Company’s products that has reduced product inventories and increased trade receivables.

Cash used in investing activities for capital expenditures in the six months ended June 30, 2004 was $23 million compared to $19 million used for capital expenditures in the six months ended June 30, 2003. The low level of capital spending in the first six months of both 2004 and 2003 reflects the Company’s continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

Cash used in financing activities was $46 million in the six months ended June 30, 2004 compared to cash provided by financing activities of $84 million in the six months ended June 30, 2003. Financing activities in the first half of 2004 included $55 million of net repayments of debt, while the first half of 2003 included $101 million of net debt proceeds. In the first half of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company’s Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $17 million for the first two quarters of 2003 and no dividends were paid in the same periods of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in “Cost Reduction Program; Suspension of Dividend” above. In the first half of 2004, the company received proceeds of $9 million from the exercise of approximately 700,000 stock options.

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	July 1 - December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at June 30, 2004	Total at December 31, 2003
					(Millions)
Revolving loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	2	5	5	3	1	1	3	20	23

Maturities of long-term debt	$2	$5	$505	$3	$476	$1	$403	1,395	1,450

Non-cash components of long-term debt								10	17

Total debt								1,405	1,467
Less: current maturities of long-term debt								(5)	(6)

Total long-term debt								$1,400	$1,461

On November 25, 2003, the Company received approximately $125 million in gross proceeds and, on December 2, 2003, received an additional $25 million in gross proceeds from the sale by Millennium Chemicals Inc. (“Millennium Chemicals”) of $150 million aggregate principal amount of the 4.00% Convertible Senior Debentures, which are guaranteed by Millennium America Inc. (“Millennium America”), a wholly-owned indirect subsidiary of Millennium Chemicals. The gross proceeds of the sale were used to repay all of the $47 million of outstanding borrowings at that time under the term loan portion (the “Term Loan”) of the Company’s five-year credit agreement expiring June 18, 2006, as amended, (the “Credit Agreement”) and $103 million of outstanding borrowings under the revolving loan portion (the “Revolving Loans”) of its Credit Agreement, which currently has a maximum availability of $150 million. The Company used $4 million of cash to pay the fees relating to the sale of the 4.00% Convertible Senior Debentures. Under the terms of the agreements relating to the sale of the 4.00% Convertible Senior Debentures, Millennium Chemicals and Millennium America agreed to: (1) file with the Securities and Exchange Commission on or before March 24, 2004 a registration statement covering the resale of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 under the Securities Act, and (2) use reasonable efforts to cause this registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), on or before May 23, 2004. On March 23, 2004, Millennium Chemicals and Millennium America, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on June 16, 2004, filed an amendment to this registration statement. However, as of August 9, 2004, this registration statement has not yet been declared effective by the Securities and Exchange Commission. Accordingly, since March 23, 2004, Millennium Chemicals has accrued and will continue to accrue additional interest on the debentures until the registration statement is declared effective by the Securities and Exchange Commission, at an annualized rate of 0.25% until August 22, 2004 and 0.50% thereafter.

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

Millennium America also has outstanding $500 million aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 million aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the “Senior Notes”), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries (as defined) to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted

Subsidiaries, as defined, to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at June 30, 2004, any reduction in CNTA below approximately $1 billion would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2 billion at June 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 million is in default and is accelerated.

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

The debentures are redeemable at the Company’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount, plus accrued interest, if any. On November 15 in each of 2010, 2013 and 2018, holders of debentures will have the right to require the Company to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount, plus accrued interest, if any. The Company may choose to pay the purchase price in cash or shares of the Company’s Common Stock or any combination thereof. In the event of a conversion request upon a credit ratings event as described above, after June 18, 2006, the Company has the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the debentures will also have the right to require the Company to repurchase all or some of the debentures they own at a cash purchase price equal to 100% of their principal amount, plus accrued interest, if any, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. This indenture also limits the Company’s ability to consolidate with or merge with or into any other person, or sell, convey, transfer or lease properties and assets substantially as an entirety to another person, except under certain circumstances. The consummation of the announced stock-for-stock business combination with Lyondell is not expected to be considered a Fundamental Change, as defined in the indenture. However, the Company does expect to execute with the trustee a supplemental indenture providing that each debenture shall be convertible into Lyondell’s common stock at a conversion ratio determined in accordance with the indenture to reflect the exchange ratio in the business combination.

Although the Company does not currently pay a dividend to its common stockholders, Lyondell does currently pay a dividend. If the Company executes a supplemental indenture with the trustee, as described above, and Lyondell continues to pay a dividend to its common stockholders, the conversion rate, as defined, will be adjusted. The conversion rate will be increased by a percentage calculated by dividing the average of the last reported sales price of Lyondell’s common stock for the ten consecutive trading days prior to the business day immediately preceding the record date by this average less the amount in cash per share that Lyondell distributes to holders of its common stock. At the current market prices of Lyondell common stock, this percentage would be approximately 1.0% per quarter.

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

Material Weakness in Controls over Accounting for Deferred Income Taxes

As a result of tax integration activities that began in the second quarter of 2004 with respect to the acquisition of the Company by Lyondell, the Company determined at the beginning of July 2004 that it had made errors in the computation of its tax basis in Equistar, which in turn had been used to compute the Company’s deferred income taxes. In response to the determination that errors had been made, the Company performed an analysis and re-computation of the Company’s tax basis in Equistar. In late July 2004, the Company completed the analysis and re-computation necessary to verify and quantify the errors and prepare the August 2004 Restatement to correct the errors, which August 2004 Restatement was reflected in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004; and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Second Quarter 2004 Form 10-Q”), all of which were filed with the SEC on August 9, 2004.

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

Material Weakness in Controls over Accounting for Contingencies

Also subsequent to the November 30, 2004 acquisition date, the new Company management reexamined the Company’s environmental remediation liabilities in conjunction with the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004, following procedures that are part of the Lyondell internal control over financial reporting. In late January of 2005, the Company concluded, with the concurrence of the Company’s Board of Directors, that the Company’s financial statements for the three-year period ending December 31, 2003 and the first three quarters of 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, in February 2005, the Company restated its financial statements for those periods to recognize an increase of $52 million in its recorded liabilities for environmental remediation as of September 30, 2004 to record additional amounts for estimated future environmental remediation spending that were not recorded previously. This increase in environmental remediation liabilities results, as of September 30, 2004, in a decrease in deferred tax liabilities of $17 million, and an increase in accumulated deficit of $35 million, of which $18 million relates to years prior to 1999. The February 2005 Restatement is reflected in Amendment No. 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004; this Amendment No. 4; and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

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

Evaluation of Disclosure Controls and Procedures

Before filing the Second Quarter 2004 Form 10-Q, the Company completed an evaluation under the supervision and with the participation of the Company’s then-existing management team, including the Company’s principal executive officer and principal financial officer at that time (“Former Management”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Former Management of the Company concluded that, solely as a result of the First Material Weakness referred to above, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2004. In addition, in connection with this Amendment No. 4, the Company completed an evaluation under the supervision and with the participation of the Company’s current management team, including the Company’s current principal executive officer and current principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, after taking into consideration the prior evaluation. Based on the evaluation, the current principal executive officer and current principal financial officer of the Company concluded that the Company’s disclosure controls and procedures also were not effective at the reasonable assurance level as of June 30, 2004 due to the Second Material Weakness described above. However, as a result of the new management team’s most recent reevaluation of liabilities for contingencies, as well as its detailed review of deferred tax liabilities, both discussed above, and its utilization of the documented procedures in preparing the financial statements contained in this Amendment No. 4 as described above, management believes that the financial statements included in this Amendment No. 4 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

10.1	Fifth Amendment dated as of July 7, 2004 to the Credit Agreement dated as of June 18, 2001 among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of Millennium Chemicals Inc. from time to time party thereto, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent and as Collateral Agent.**

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

*	Filed or furnished herewith.

**	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 11, 2004.

(b)	Reports on Form 8-K.

Current Reports on Form 8-K dated May 17, 2004, May 18, 2004, July 29, 2004 and August 9, 2004 were filed or furnished during the quarter ended June 30, 2004 and through August 9, 2004, the date the original Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

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