Form 10-Q/A
period 2004-09-30
MILLENNIUM CHEMICALS INC
filed 2005-02-14
CIK 1018099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2004 (“Amendment No. 1”) to restate its financial statements for the third quarter of 2004. Included herein are restated consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, restated statements of cash flows for the nine months ended September 30, 2004 and 2003 and restated consolidated balance sheets as of September 30, 2004 and December 31, 2003. This restatement (the “February 2005 Restatement”) corrects errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously. The February 2005 Restatement increased environmental remediation liabilities by $52 million, decreased deferred tax liabilities by $17 million, increased Accumulated deficit by $35 million as of September 30, 2004, and decreased net income by $1 million, or $0.02 per share, and $4 million, or $0.06 per share, respectively, for the three and nine month periods ended September 30, 2004, and increased net loss by $2 million, or $0.03 per share, in the nine month period ended September 30, 2003. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements. For more information on the effect of the February 2005 Restatement for each period presented, see Note 18 to the Consolidated Financial Statements.

The Company concluded, in January 2005, that it would restate its financial statements for the three and nine months ended September 30, 2004 because of the errors that are corrected in the February 2005 Restatement. The conclusion was reached as a result of an analysis of environmental remediation liabilities conducted in connection with Lyondell Chemical Company’s (“Lyondell”) acquisition of the Company on November 30, 2004, and the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004. These errors were reported by the Company on February 1, 2005, in a press release, a copy of which was filed as an exhibit to a Current Report on Form 8-K filed on February 2, 2005.

A discussion of the February 2005 Restatement is set forth in Note 18 to the Consolidated Financial Statements included in this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the February 2005 Restatement.

•	Item 1, Financial Statements has been revised to reflect the February 2005 Restatement;

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the February 2005 Restatement; and

•	Item 4, Controls and Procedures has been updated in connection with the errors discussed above.

On November 30, 2004, the Company was acquired by Lyondell. As a result, the Company is a wholly owned subsidiary of Lyondell. This Amendment No. 1 does not reflect events, including Lyondell’s November 30, 2004 acquisition of the Company, that have occurred after November 9, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to events that have occurred after November 9, 2004, has been or will be set forth, as appropriate, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any references to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. This Amendment No. 1 consists of relevant portions of the Company’s prior filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as prepared by the Company’s prior management. The Company is under new management following the acquisition of the Company by Lyondell on November 30, 2004.

The Company is also filing with the Securities and Exchange Commission, amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2003, and is also filing, as soon as practicable, amendments to its Quarterly Reports on Form 10-Q/A for each of the three months ended March 31 and June 30, 2004, to reflect changes required as a result of the February 2005 Restatement.

The only changes made to the prior disclosures in this Amendment No. 1 are those that were determined necessary by the Company’s new management as a result of the February 2005 Restatement. The Company has provided and will continue to provide current information as appropriate through filings on Form 8-K, as well as through the new filings on Form 10-Q referred to above. Also, the Company’s new management is preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, in many respects, may update and supersede the information included in this Amendment No. 1 and the Company’s prior periodic reports, including regarding evnvironmental liabilities.

In this Amendment No. 1, the terms “our”, “we”, and “the Company” refer to Millennium Chemicals Inc. and its consolidated subsidiaries, except as the context otherwise requires.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Millions, except share data)

	September 30, 2004	December 31, 2003
	(Restated – See Notes 17 and 18)
ASSETS
Current assets
Cash and cash equivalents	$313	$209
Trade receivables, net	342	277
Inventories	370	457
Other current assets	71	65

Total current assets	1,096	1,008
Property, plant and equipment, net	719	766
Investment in Equistar	475	469
Other assets	42	51
Goodwill	104	104

Total assets	$2,436	$2,398

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current maturities of long-term debt	$6	$6
Trade accounts payable	268	236
Income taxes payable	7	5
Accrued expenses and other liabilities	163	126

Total current liabilities	444	373
Long-term debt	1,401	1,461
Deferred income taxes	259	257
Other liabilities	366	371

Total liabilities	2,470	2,462

Commitments and contingencies (Note 13)
Minority interest	30	27
Shareholders’ deficit
Preferred stock (par value $.01 per share, authorized 25,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $.01 per share, authorized 225,000,000 shares; issued 77,896,586 shares at September 30, 2004 and December 31, 2003)	1	1
Paid in capital	1,286	1,292
Accumulated deficit	(988)	(995)
Accumulated other comprehensive loss	(139)	(141)
Treasury stock, at cost (12,321,355 and 13,905,687 shares at September 30, 2004 and December 31, 2003, respectively)	(230)	(260)
Unearned restricted shares	(1)	(1)
Deferred compensation	7	13

Total shareholders’ deficit	(64)	(91)

Total liabilities and shareholders’ deficit	$2,436	$2,398

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Restated – See Notes 17 and 18)
Net sales	$480	$431	$1,433	$1,262
Operating costs and expenses
Cost of products sold	373	362	1,174	1,019
Depreciation and amortization	24	28	72	83
Selling, development and administrative expense	34	31	105	101
Asset impairment charges	3	—	11	—
Combination costs	1	—	5	—
Reorganization and office closure costs	1	15	3	16

Operating income (loss)	44	(5)	63	43
Interest expense	(26)	(25)	(78)	(72)
Interest income	2	2	5	4
Earnings (loss) on Equistar investment	22	(12)	36	(69)
Other income (expense), net	1	2	(1)	1

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	43	(38)	25	(93)
(Provision for) benefit from income taxes	(14)	11	(13)	33

Income (loss) before minority interest and cumulative effect of accounting change	29	(27)	12	(60)
Minority interest	(2)	(1)	(5)	(5)

Income (loss) before cumulative effect of accounting change	27	(28)	7	(65)
Cumulative effect of accounting change	—	—	—	(1)

Net income (loss)	$27	$(28)	$7	$(66)

Basic income (loss) per share:
Before cumulative effect of accounting change	$0.41	$(0.44)	$0.11	$(1.01)
From cumulative effect of accounting change	—	—	—	(0.02)

After cumulative effect of accounting change	$0.41	$(0.44)	$0.11	$(1.03)

Diluted income (loss) per share:
Before cumulative effect of accounting change	$0.36	$(0.44)	$0.11	$(1.01)
From cumulative effect of accounting change	—	—	—	(0.02)

After cumulative effect of accounting change	$0.36	$(0.44)	$0.11	$(1.03)

See Notes to Consolidated Financial Statements (Unaudited).

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Millions)

	Nine Months Ended September 30,
	2004	2003
	(Restated –See Notes 17 and 18)
Cash flows from operating activities:
Net income (loss)	$7	$(66)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1
Asset impairment charges	11	—
Depreciation and amortization	72	83
Deferred income tax provision (benefit)	6	(44)
(Earnings) loss on Equistar investment	(36)	69
Minority interest	5	5
Other, net	1	—
Changes in assets and liabilities:
Increase in trade receivables	(64)	(23)
Decrease in inventories	87	1
(Increase) decrease in other current assets	(9)	27
Decrease in other assets	3	2
Increase (decrease) in trade accounts payable	33	(82)
Increase in accrued expenses and other liabilities and income taxes payable	44	(3)
Decrease in other liabilities	(16)	(20)

Cash provided by (used in) operating activities	144	(50)

Cash flows from investing activities:
Capital expenditures	(38)	(29)
Distribution from Equistar	30	—
Proceeds from sale of property, plant and equipment	1	—

Cash used in investing activities	(7)	(29)

Cash flows from financing activities:
Dividends to shareholders	—	(17)
Proceeds from long-term debt, net of financing costs	28	356
Repayment of long-term debt	(83)	(220)
Decrease in notes payable and other financing liabilities	—	(16)
Proceeds from exercise of stock options	15	—

Cash (used in) provided by financing activities	(40)	103

Effect of exchange rate changes on cash	7	9

Increase in cash and cash equivalents	104	33
Cash and cash equivalents at beginning of year	209	125

Cash and cash equivalents at end of period	$313	$158

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

The proposed transaction is subject to approval by both companies’ shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company’s and Lyondell’s respective bank credit agreements and Lyondell’s accounts receivable sales facility to permit the transaction. The Company and Lyondell will each hold special meetings of shareholders on November 30, 2004 to consider and vote on the proposed transaction. The transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company’s shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The shares of Lyondell common stock received in exchange for Company stock will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The proposed transaction is scheduled to close after the close of business on November 30, 2004, after the record date of Lyondell’s regular fourth quarter dividend, and therefore the Company’s shareholders will not receive this dividend. As of October 1, 2004, the Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) are convertible at a conversion price of approximately $13.63 per share of the Company’s Common Stock. If any of the 4.00% Convertible Senior Debentures are converted prior to the consummation of the proposed transaction, the shares of Company Common Stock received upon conversion of such debentures will be exchanged for Lyondell common stock according to the ratio set forth above. If not exchanged prior to the closing of the proposed transaction, the 4.00% Convertible Senior Debentures will be convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Note 3 – Income (Loss) per Share and Stock-Based Compensation

The calculation of basic income (loss) per share follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
	Restated – See Notes 17 and 18		Restated – See Notes 17 and 18
Income (loss) before cumulative effect of accounting change	$27	$(28)	$7		$(65)
Cumulative effect of accounting change	—	—	—		(1)

Net income (loss)	$27	$(28)	$7		$(66)

Weighted-average shares of common stock outstanding – basic	65,428	64,051	64,963		63,960

Basic income (loss) per share:
Before cumulative effect of accounting change	$0.41	$(0.44)	$0.11		$(1.01)

After cumulative effect of accounting change	$0.41	$(0.44)	$0.11		$(1.03)

The calculation of diluted income (loss) per share follows (shares in thousands):

Income (loss) before cumulative effect of accounting change	$27	$(28)	$7		$(65)
Add: interest for 4.00% Convertible Senior Debentures (net of income taxes)	1	—	—	(b)	—

Adjusted income (loss) before cumulative effect of accounting change	28	(28)	7		(65)
Cumulative effect of accounting change	—	—	—		(1)

Adjusted net income (loss) for purposes of computing diluted income (loss) per share	$28	$(28)	$7		$(66)

Weighted average shares of common stock outstanding – basic	65,428	64,051	64,963		63,960
Potentially dilutive securities:
Options, awards and shares held in trust for certain employee benefit plans	544	— (a)	310		— (a)
4.00% Convertible Senior Debentures	11,004	—	—	(b)	—

Weighted average shares of common stock outstanding - diluted	76,976	64,051	65,273		63,960

Diluted income (loss) per share:
Before cumulative effect of accounting change	$0.36	$(0.44)	$0.11		$(1.01)

After cumulative effect of accounting change	$0.36	$(0.44)	$0.11		$(1.03)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

(a)	Approximately 286 and 284 shares of common stock issuable for options, awards and shares held in trust for certain employee benefit plans for the three months and nine months ended September 30, 2003, respectively, were excluded because the effect would be antidilutive.

(b)	Approximately 11,004 shares of common stock issuable for the conversion of the 4.00% Convertible Senior Debentures for the nine month period ended September 30, 2004 were excluded because the effect would be antidilutive due to the income adjustment to add back interest (net of income taxes) for purposes of calculating diluted income per share.

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

(Dollars in millions, except share and per share data)

dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 became effective for periods beginning after March 31, 2004. EITF 03-6 had no impact on the Company’s financial statements, as the Company has not issued securities for which EITF 03-6 would apply.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-1”), which permitted a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer recognition and accounting for the effects of the Act and the disclosures related to its plans as required by SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” until the FASB developed and issued authoritative guidance on accounting for the Federal subsidies provided by the Act. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a medical benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to make the one-time deferral. On May 19, 2004, the FASB issued FSP No. FAS 106-2 of the same title, which provided final guidance on the accounting for subsidies under the Act and became effective for the Company’s third quarter financial report ending September 30, 2004. The effects of the Act were not significant and will be reflected in its next measurement of plan obligations as required by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This measurement of plan obligations will occur on the earlier of December 31, 2004 or the effective date of the announced stock-for-stock business combination with Lyondell. See Note 2 regarding the announced stock-for-stock business combination.

In September 2004, the EITF issued EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Contingently convertible debt instruments are financial instruments that are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. Prior to the issuance of EITF 04-8, companies were allowed to exclude the potentially dilutive effect of the conversion feature from diluted earnings per share until the market price contingency was met. EITF 04-8 will require companies to include the impact of contingently convertible debt in their diluted earnings per share computation regardless of whether the market trigger has been reached. EITF 04-8 is expected to be effective for periods ending after December 15, 2004. Diluted earnings per share for prior periods must be retroactively restated to conform to EITF 04-8. EITF 04-8 will have no impact on the Company’s financial statements as the shares of common stock that would be issued upon conversion of the Company’s 4.00% Convertible Senior Debentures are already included in the Company’s diluted earnings per share computation when not antidilutive.

Note 5 – Asset Impairment Charges

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

The Company has recorded cumulative charges related to the program of $21 (including $1 and $3 for the three months and nine months ended September 30, 2004, respectively), of which $20 was for severance-related costs and $1 was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement (“Red Bank Office lease costs”). All

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

costs associated with this program are accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as appropriate. Cumulative cash payments of $24 for the implementation of this program, of which $23 were for severance-related costs and $1 was for Red Bank Office lease costs, were made through September 30, 2004, including $1 and $10 in the three months and nine months ended September 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. Accrued liabilities associated with this program and included in Accrued expenses and other liabilities were $2 at September 30, 2004. The cumulative charges of $21 associated with the cost reduction program are less than the cumulative cash payments of $24 because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

Note 7 – European Receivables Securitization Program

From March 2002 until November 2003, the Company had been transferring its interest in certain European trade receivables to an unaffiliated third party as its basis for issuing commercial paper under a revolving securitization arrangement (annually renewable for a maximum of five years on April 30 of each year at the option of the third party) with maximum availability of 70 million euro, which was treated, in part, as a sale under accounting principles generally accepted in the United States of America. In November 2003, the Company terminated this securitization arrangement and there were no balances outstanding at September 30, 2004 or December 31, 2003. The cumulative gross proceeds from this securitization arrangement through September 30, 2003 were $253. Cash flows from this securitization arrangement were reflected as operating activities in the Consolidated Statement of Cash Flows. The aggregate loss on sales associated with this arrangement was $1 and $2 for the three months and nine months ended September 30, 2003, respectively, and was included in Selling, development and administrative (“S,D&A”) expense. Servicing liabilities associated with the transaction were insignificant.

Note 8 – Inventories

Inventories are stated at the lower of cost or market value.

	September 30, 2004	December 31, 2003
Finished products	$183	$258
In-process products	31	38
Raw materials	90	96
Maintenance parts and supplies	66	65

	$370	$457

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Note 9 – Long-Term Debt and Credit Arrangements

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	October 1 – December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at September 30, 2004	Total at December 31, 2003
Revolving Loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	3	5	5	3	1	1	3	21	23

Maturities of long-term debt	$3	$5	$505	$3	$476	$1	$403	1,396	1,450

Non-cash components of long-term debt								11	17

Total debt								1,407	1,467
Less: current maturities of long-term debt								(6)	(6)

Total long-term debt								$1,401	$1,461

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

(Dollars in millions, except share and per share data)

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

The Credit Agreement contains various restrictive covenants and requires that the Company meet certain financial performance criteria. Compliance with these covenants is monitored frequently in order to assess the likelihood of continued compliance. As a result of the restatement of its prior financial statements, the Company obtained waivers on July 29, 2004 and February 2, 2005, under the Credit Agreement relating to certain representations under the Credit Agreement regarding such prior financial statements. The Company was in compliance with all covenants under the Credit Agreement in effect at September 30, 2004.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Millennium America also has outstanding $500 aggregate principal amount of 7.00% Senior Notes due November 15, 2006 (the “7.00% Senior Notes”) and $250 aggregate principal amount of 7.625% Senior Debentures due November 15, 2026 (the “7.625% Senior Debentures” and, together with the 7.00% Senior Notes and the 9.25% Senior Notes, the “Senior Notes”), that are fully and unconditionally guaranteed by Millennium Chemicals. The indenture under which the 7.00% Senior Notes and 7.625% Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of Millennium America and its Restricted Subsidiaries, as defined, to grant liens or enter into sale/leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and (iii) the ability of Millennium America and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets. This indenture allows Millennium America and its Restricted Subsidiaries to grant security on loans of up to 15% of Consolidated Net Tangible Assets (“CNTA”), as defined, of Millennium America and its consolidated subsidiaries. Accordingly, based upon CNTA and secured borrowing levels at September 30, 2004, any reduction in CNTA below approximately $1,000 would decrease the Company’s availability under the Revolving Loans by 15% of any such reduction. CNTA was approximately $2,000 at September 30, 2004. The 7.00% Senior Notes and the 7.625% Senior Debentures can be accelerated by the holders thereof if any other debt in excess of $20 is in default and is accelerated.

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

(Dollars in millions, except share and per share data)

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

During the thirty consecutive trading days ending October 1, 2004, the closing price of the Company’s Common Stock was greater than 125% of the current conversion price per share of Common Stock for at least 20 trading days. Accordingly, on October 1, 2004, the Company announced that the debentures are currently convertible into shares of the Company’s Common Stock under section 15.01(a)(i) of the indenture.

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

Note 11 – Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost and the amount of contributions for pensions:

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net periodic benefit cost
Service cost, including interest	$3	$3	$10	$10
Interest on PBO	13	13	39	39
Return on plan assets	(16)	(17)	(48)	(51)
Amortization of unrecognized net loss	4	2	10	5
Curtailment	—	3	—	3

Net periodic benefit cost	4	4	11	6
Defined contribution plan	1	1	3	3

Net periodic benefit cost	$5	$5	$14	$9

Company pension trust contributions	$3	$1	$9	$5

The Company expects to contribute approximately $12 to pension plan trusts during 2004.

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

The following table provides the components of net periodic benefit cost and the amount of benefits paid for other postretirement benefits:

	Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net periodic benefit (income) cost
Service cost, including interest	$—	$—	$—	$—
Interest on PBO	1	2	2	4
Amortization of prior service credit	(2)	(1)	(5)	(2)
Curtailment	—	(1)	—	(1)

Net periodic benefit (income) cost	$(1)	$—	$(3)	$1

Other postretirement benefits paid	$2	$3	$8	$9

As a result of rising medical benefit costs and competitive business conditions, the Company announced in the first quarter of 2004 that, effective April 1, 2004, it planned to reduce the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy to retirees that enroll in designated preferred provider organization plans or Medicare supplement insurance plans. This change reduced the Company’s accumulated postretirement benefit obligation by approximately $45. Beginning in 2004, the Company is recognizing this reduction ratably over approximately thirteen years through other postretirement employee benefit (“OPEB”) net periodic benefit cost. Estimated OPEB net periodic benefit cost for the year ending December 31, 2004, after giving effect to this change, will be income of approximately $4 compared to a benefit cost of $2 for the year ended December 31, 2003. The Company estimates that cash payments for retiree medical and insurance benefits for the year ending December 31, 2004 will be approximately $9, compared to payments of $12 made for the year ended December 31, 2003, as the Company transitions to the subsidy plan. Cash payments for retiree medical and insurance benefits in subsequent years are estimated to be significantly less than in 2003.

Note 12 – Comprehensive Income (Loss)

The following table sets forth the components of other comprehensive income (loss) and total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated*		Restated*
Net income (loss)	$27	$(28)	$7	$(66)
Other comprehensive income (loss)
Net gains (losses) on derivative financial instruments	—	1	1	(2)
Currency translation adjustment	13	7	1	66

Total comprehensive income (loss)	$40	$(20)	$9	$(2)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 1.

Note 13 – Commitments and Contingencies

Legal and Environmental: The Company and various Company subsidiaries are defendants in a number of pending legal proceedings relating to present and former operations. These include several proceedings alleging injurious exposure of plaintiffs to various chemicals and other materials on the premises of, or manufactured by, the Company’s current and former subsidiaries. Typically, such proceedings involve claims made by many plaintiffs against many defendants in the chemical industry. Millennium Petrochemicals Inc., a wholly-owned operating subsidiary of the Company (“Millennium Petrochemicals”), is one of a number of defendants in 125 active premises-based asbestos cases (i.e., where the alleged exposure to asbestos-containing materials was to employees of third-party contractors or subcontractors on the premises of certain current or former Company facilities, and did not relate to any

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

products manufactured or sold by the Company or any of its predecessors). Of the cases filed against Millennium Petrochemicals, only three assert specific damage amounts other than asserting damages in excess of the statutory minimum. The three cases that do assert a specific amount of damages each assert a minimum of $200,000 exemplary damages. Millennium Petrochemicals is responsible for these premises-based cases as a result of its indemnification obligations under the Company’s agreements with Equistar; however, Equistar will be required to indemnify Millennium Petrochemicals for any such claims filed on or after December 1, 2004 related to the assets or businesses contributed by Millennium Petrochemicals to Equistar. In addition to the cases referenced above, Millennium Petrochemicals is one of a number of defendants in 10 premises-based asbestos cases filed in Indiana relating to an alleged former company facility. These cases are not subject to the above-described Equistar indemnification obligation. Millennium Inorganic Chemicals Inc., a wholly-owned operating subsidiary of the Company (“Millennium Inorganic Chemicals”), is one of a number of defendants in 100 premises-based asbestos cases filed since 2003 in Baltimore County, Maryland, all of which assert damages in excess of the statutory minimum. Approximately half of these claims are on the active docket and half are on an inactive docket of claims for which no legal obligations attach and no defense costs are being incurred. With respect to the active docket, at the current rate, cases filed in 2003 are not likely to be scheduled to be tried for at least 10 years. To date, no premises-based asbestos case has been tried in the State of Maryland. A defunct indirect Company subsidiary is among a number of defendants in 100 asbestos cases in Texas, where the alleged exposure was to persons on the premises of facilities where vessels formerly fabricated by this defunct subsidiary were situated. All of these cases assert unspecified monetary damages in excess of the statutory minimum.

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

In 1986, a predecessor of a company that is now a subsidiary of the Company sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of two cases, all pending lead-based paint and lead pigment litigation involving the Company and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, the Company believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Because the Company’s defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, the Company (or any other company sued in any lead-based paint or lead pigment litigation), the parties’ indemnification claims have not been ruled on by a court.

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

(Dollars in millions, except share and per share data)

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

The Company cannot predict whether future developments or changes in laws and regulations concerning environmental protection will affect its earnings or cash flow in a materially adverse manner or whether its operating units, Equistar or La Porte Methanol Company will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. For example, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (the “EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx emission reduction levels from 90% to 80%. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 and $200. Equistar’s cumulative capital expenditures through September 30, 2004 totaled $96. This estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, (“TCEQ”), plans to finalize the HRVOC rules by December 2004. Equistar is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

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

A subsidiary of the Company was named as a PRP at the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations and cleanup and closure of landfills associated with former paper mill operations. In October 2000, the Kalamazoo River Study Group (the “KRSG”), of which one of the Company’s subsidiaries is a member, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The cost for these remedial options above the amounts accrued could range from $0 to $2,500; however, the Company strongly believes that the likelihood of the cost being $2,500 is remote. At the end of 2001, the EPA took responsibility for the site at the request of the State. Based upon an interim allocation, the Company is paying 55% of costs related to studying and evaluating the environmental condition of the river. The EPA has initiated a process that will lead to a facilitation (“the Facilitation”) beginning in the Fall of 2004 among the agency, the Company, another KRSG member, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees. The Facilitation participants have selected co-facilitators and determined the governing principles of the Facilitation. One of the goals of the Facilitation is to determine what additional investigation and data are needed to further develop cleanup options for downstream portions of the Kalamazoo River.

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

(Dollars in millions, except share and per share data)

yet been determined, including the ultimate remedy selected, the number and financial viability of the other members of the KRSG as well as of other PRPs outside the KRSG, and the determination of the final allocation among the members of the KRSG and other PRPs.

On January 16, 2002, Slidell Inc. (“Slidell”) filed a lawsuit against Millennium Inorganic Chemicals alleging breach of contract and other related causes of action, including a violation of the Uniform Trade Secret Act, arising out of a contract between the two parties for the supply of packaging equipment. In the suit, Slidell seeks unspecified monetary damages in excess of the statutory minimum. The Company believes it has substantial defenses to each of the causes of actions alleged and has filed a counterclaim against Slidell for recovery of money it has already paid for the equipment plus other direct damages arising out of Slidell’s breach of its contractual obligations. The trial in this matter was expected to take place in the fourth quarter of 2004, but was recently postponed and is now tentatively set for trial on January 16, 2005.

The Company has accrued $109 as of September 30, 2004 for potential liabilities for environmental and other contingencies, collectively, but which primarily relate to environmental remediation activities. Expenses or benefits associated with these contingencies, including changes in estimated costs to resolve these contingencies, are included in the Company’s S,D&A expense. Expenses resulting from changes in estimated liabilities for these contingencies for the three months and nine months ended September 30, 2004 were $3 and $14, respectively, and for the three months and nine months ended September 30, 2003 were insignificant. The Company expects that cash expenditures related to these potential liabilities will be made over a number of years, and will not be concentrated in any single year.

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

(Dollars in millions, except share and per share data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated*		Restated*
Net sales
Titanium Dioxide and Related Products	$342	$293	$1,038	$874
Acetyls	115	115	322	316
Specialty Chemicals	23	23	73	72

Total	$480	$431	$1,433	$1,262

Operating income (loss)
Titanium Dioxide and Related Products	$26	$7	$48	$51
Acetyls	19	6	30	18
Specialty Chemicals	1	(1)	5	3
Other	(2)	(17)	(20)	(29)

Total	$44	$(5)	$63	$43

Depreciation and amortization
Titanium Dioxide and Related Products	$20	$24	$58	$69
Acetyls	2	2	8	8
Specialty Chemicals	2	2	6	6

Total	$24	$28	$72	$83

Capital expenditures
Titanium Dioxide and Related Products	$14	$9	$35	$26
Acetyls	—	1	2	1
Specialty Chemicals	1	—	1	2

Total	$15	$10	$38	$29

*	The Company has restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements in this Amendment No. 1.

	September 30, 2004	December 31, 2003
Goodwill
Titanium Dioxide and Related Products	$56	$56
Acetyls	48	48

Total	$104	$104

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Note 15 – Information on Equistar

The following is summarized financial information for Equistar:

	September 30, 2004	December 31, 2003
Current assets	$1,491	$1,261
Noncurrent assets	3,634	3,767

Total assets	$5,125	$5,028

Current liabilities	$815	$754
Noncurrent liabilities	2,692	2,673
Partners’ capital	1,618	1,601

Total liabilities and partners’ capital	$5,125	$5,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$2,439	$1,642	$6,500	$4,880
Operating income (loss)	129	12	289	(60)
Net income (loss)	72	(40)	120	(235)

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194, including the value of the polypropylene inventory sold. Approximately $159 of the total cash proceeds represented a partial prepayment for product to be delivered under a long-term supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered. Equistar’s results for the nine months ended September 30, 2003, include a $12 loss on the sale of the polypropylene production facility.

In April 2003, Equistar issued $450 of 10.625% senior notes due in 2011. The proceeds, net of associated fees, were used to prepay $300 of 8.5% notes due in the first quarter of 2004, approximately $122 of the $296 of the then outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17. Equistar’s results for the nine months ended September 30, 2003, include $19 of debt prepayment costs, consisting of the $17 prepayment premium and the write-off of $2 of unamortized debt issuance costs related to the prepaid term loan.

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

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Condensed Consolidating Balance Sheets

September 30, 2004	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
(Restated – See Notes 17 and 18)
ASSETS
Inventories	$—	$—	$370	$—	$370
Other current assets	106	—	620	—	726
Property, plant and equipment, net	—	—	719	—	719
Investment in Equistar	—	—	475	—	475
Investment in subsidiaries	327	95	—	(422)	—
Other assets	8	3	31	—	42
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	645	—	—	(645)	—

Total assets	$1,086	$98	$2,319	$(1,067)	$2,436

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	33	2	403	—	438
Long-term debt	1,238	150	13	—	1,401
Deferred income taxes	—	—	259	—	259
Other liabilities	—	—	366	—	366
Due to parent and affiliates, net	—	10	635	(645)	—

Total liabilities	1,271	162	1,682	(645)	2,470
Minority interest	—	—	30	—	30
Shareholders’ (deficit) equity	(185)	(64)	607	(422)	(64)

Total liabilities and shareholders’ (deficit) equity	$1,086	$98	$2,319	$(1,067)	$2,436

December 31, 2003
(Restated – See Notes 17 and 18)
ASSETS
Inventories	$—	$—	$457	$—	$457
Other current assets	24	1	526	—	551
Property, plant and equipment, net	—	—	766	—	766
Investment in Equistar	—	—	469	—	469
Investment in subsidiaries	336	62	—	(398)	—
Other assets	12	3	36	—	51
Goodwill	—	—	104	—	104
Due from parent and affiliates, net	733	—	—	(733)	—

Total assets	$1,105	$66	$2,358	$(1,131)	$2,398

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	9	1	357	—	367
Long-term debt	1,295	150	16	—	1,461
Deferred income taxes	—	—	257	—	257
Other liabilities	—	—	371	—	371
Due to parent and affiliates, net	—	6	727	(733)	—

Total liabilities	1,304	157	1,734	(733)	2,462
Minority interest	—	—	27	—	27
Shareholders’ (deficit) equity	(199)	(91)	597	(398)	(91)

Total liabilities and shareholders’ (deficit) equity	$1,105	$66	$2,358	$(1,131)	$2,398

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2004	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$480	$—	$480
Cost of products sold	—	—	373	—	373
Depreciation and amortization	—	—	24	—	24
Selling, development and administrative expense	—	—	34	—	34
Asset impairment charges	—	—	3	—	3
Combination costs	—	—	1	—	1
Reorganization and office closure costs	—	—	1	—	1

Operating income	—	—	44	—	44
Interest (expense) income, net	(23)	(2)	1	—	(24)
Intercompany interest income (expense), net	25	—	(25)	—	—
Earnings on Equistar investment	—	—	22	—	22
Equity in earnings of subsidiaries	19	25	—	(44)	—
Other expense, net	—	—	(1)	—	(1)
(Provision for) benefit from income taxes	(1)	4	(17)	—	(14)

Net income	$20	$27	$24	$(44)	$27

Three Months Ended September 30, 2003
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$431	$—	$431
Cost of products sold	—	—	362	—	362
Depreciation and amortization	—	—	28	—	28
Selling, development and administrative expense	—	1	30	—	31
Reorganization and office closure costs	—	—	15	—	15

Operating loss	—	(1)	(4)	—	(5)
Interest (expense) income, net	(24)	—	1	—	(23)
Intercompany interest income (expense), net	25	—	(25)	—	—
Loss on Equistar investment	—	—	(12)	—	(12)
Equity in loss of subsidiaries	(10)	(28)	—	38	—
Other income, net	—	—	1	—	1
Benefit from income taxes	—	1	10	—	11

Net loss	$(9)	$(28)	$(29)	$38	$(28)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2004	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$1,433	$—	$1,433
Cost of products sold	—	—	1,174	—	1,174
Depreciation and amortization	—	—	72	—	72
Selling, development and administrative expense	1	—	104	—	105
Asset impairment charges	—	—	11	—	11
Combination costs	—	—	5	—	5
Reorganization and office closure costs	—	—	3	—	3

Operating (loss) income	(1)	—	64	—	63
Interest (expense) income, net	(70)	(5)	2	—	(73)
Intercompany interest income (expense), net	76	(1)	(75)	—	—
Earnings on Equistar investment	—	—	36	—	36
Equity in earnings of subsidiaries	(4)	8	—	(4)	—
Other expense, net	—	—	(6)	—	(6)
(Provision for) benefit from income taxes	(2)	5	(16)	—	(13)

Net income (loss)	$(1)	$7	$5	$(4)	$7

Nine Months Ended September 30, 2003
(Restated – See Notes 17 and 18)
Net sales	$—	$—	$1,262	$—	$1,262
Cost of products sold	—	—	1,019	—	1,019
Depreciation and amortization	—	—	83	—	83
Selling, development and administrative expense	—	1	100	—	101
Reorganization and office closure costs	—	—	16	—	16

Operating (loss) income	—	(1)	44	—	43
Interest (expense) income, net	(69)	—	1	—	(68)
Intercompany interest income (expense), net	73	(2)	(71)	—	—
Loss on Equistar investment	—	—	(69)	—	(69)
Equity in loss of subsidiaries	(72)	(63)	—	135	—
Other expense, net	—	—	(4)	—	(4)
(Provision for) benefit from income taxes	(1)	1	33	—	33
Cumulative effect of accounting change	1	(1)	(1)	—	(1)

Net loss	$(68)	$(66)	$(67)	$135	$(66)

MILLENNIUM CHEMICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Dollars in millions, except share and per share data)

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2004	Millennium America Inc.	Millennium Chemicals Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
(Restated – See Notes 17 and 18)
Cash flows provided by operating activities	$27	$1	$116	$—	$144

Cash flows from investing activities:
Capital expenditures	—	—	(38)	—	(38)
Distribution from Equistar	—	—	30	—	30
Proceeds from sale of property, plant and equipment	—	—	1	—	1

Cash used in investing activities	—	—	(7)	—	(7)

Cash flows from financing activities:
Proceeds from long-term debt, net of financing costs	27	—	1	—	28
Repayment of long-term debt	(79)	—	(4)	—	(83)
Intercompany	108	(16)	(92)	—	—
Proceeds from exercise of stock options	—	15	—	—	15

Cash provided by (used in) financing activities	56	(1)	(95)	—	(40)

Effect of exchange rate changes on cash	—	—	7	—	7

Increase in cash and cash equivalents	83	—	21	—	104
Cash and cash equivalents at beginning of year	20	—	189	—	209

Cash and cash equivalents at end of period	$103	$—	$210	$—	$313

Nine Months Ended September 30, 2003
(Restated – See Notes 17 and 18)
Cash flows provided by (used in) operating activities	$21	$(2)	$(69)	$—	$(50)

Cash flows from investing activities:
Capital expenditures	—	—	(29)	—	(29)

Cash used in investing activities.	—	—	(29)	—	(29)

Cash flows from financing activities:
Dividends to shareholders	—	(17)	—	—	(17)
Proceeds from long-term debt, net of financing costs	354	—	2	—	356
Repayment of long-term debt	(212)	—	(8)	—	(220)
Intercompany	(163)	19	144	—	—
Decrease in notes payable and other financing liabilities	—	—	(16)	—	(16)

Cash (used in) provided by financing activities	(21)	2	122	—	103

Effect of exchange rate changes on cash	—	—	9	—	9

Increase in cash and cash equivalents	—	—	33	—	33
Cash and cash equivalents at beginning of year	6	—	119	—	125

Cash and cash equivalents at end of period	$6	$—	$152	$—	$158

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

Note 18 – Restatement of Financial Statements – February 2005

In February 2005, the Company restated its financial statements for each of the first three quarters of 2004 to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). As a result of the February 2005 Restatement, the Company’s consolidated balance sheet as of September 30, 2004 reflects increases in Other liabilities and Accumulated deficit of $52 and $35, respectively, and a decrease in deferred tax liabilities of $17. Similarly, the consolidated balance sheet as of December 31, 2003 reflects increases in Other liabilities and Accumulated deficit of $46 and $31, respectively, and a decrease in deferred tax liabilities of $15. The Company’s consolidated statement of operations reflects an increase in S,D&A expense of $1 and $6, respectively, for the three and nine-month periods ended September 30, 2004 and an increase in Benefit from income taxes of $2 for the nine-month periods ended September 30, 2004. Also reflected are an increase in S,D&A expense and Benefit from income taxes of $3 and $1, respectively, for the nine-month period ended September 30, 2003. The Company also has made certain adjustments to the financial statements for the periods presented that previously had been considered immaterial to those financial statements, to correct the accrual for vacations earned and to correctly present the effect of bank overdrafts on cash flows as a financing activity. These adjustments, which had no effect on results of operations in the periods presented, reduced cash provided by operations and increased financing cash flows by $1 for the nine- month period ended September 30, 2003, and increased Accumulated deficit and Accrued expenses and other liabilities by $2 for each period presented.

The table below summarizes the aggregate effect of the February 2005 Restatement on the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of operations for the periods presented herein.

	Three Month Period Ended September 30,				Nine Month Period Ended September 30,
	2004		2003		2004		2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(Millions)
Changes to Consolidated Statements of Operations:
Selling, development and administrative expense	$33	$34	$31	$31	$99	$105	$98	$101
Operating (loss) income	45	44	(5)	(5)	69	63	46	43
Income (loss) before income taxes and minority interest	44	43	(38)	(38)	31	25	(90)	(93)
(Provision for) benefit from income taxes	(14)	(14)	11	11	(15)	(13)	32	33
Income (loss) before minority interest and cumulative effect of accounting change	30	29	(27)	(27)	16	12	(58)	(60)
Income (loss) before cumulative effect of accounting change	28	27	(28)	(28)	11	7	(63)	(65)
Net income (loss)	28	27	(28)	(28)	11	7	(64)	(66)
Basic and diluted loss per share:
Before cumulative effect of accounting change	0.43	0.41	(0.44)	(0.44)	0.17	0.11	(0.98)	(1.01)
After cumulative effect of accounting change	0.43	0.41	(0.44)	(0.44)	0.17	0.11	(1.00)	(1.03)

	As of September 30, 2004		As of December 31, 2003
	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Balance Sheets:
Accrued expenses and other liabilities	$161	$163	$124	$126
Deferred income taxes	276	259	272	257
Other liabilities	314	366	325	371
Total liabilities	2,433	2,470	2,429	2,462
Accumulated deficit	(951)	(988)	(962)	(995)
Total shareholders’ deficit	(27)	(64)	(58)	(91)

	Nine Month Period Ended September 30,
	2004		2003
	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Statements of Cash Flows:
Net income (loss)	$11	$7	$(64)	$(66)
Deferred income tax benefit	8	6	(43)	(44)
Decrease in other liabilities	(22)	(16)	(23)	(20)
Increase in accrued expenses and other liabilities and income taxes payable	44	44	(2)	(3)
Cash provided by (used in) operating activities	144	144	(49)	(50)
Decrease in notes payable and other financing liabilities	—	—	(17)	(16)
Cash (used in) provided by financing activities	(40)	(40)	102	103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2004, Millennium Chemicals Inc. (the “Company”) restated its Consolidated Balance Sheet and Statement of Shareholders’ Equity at December 31, 2003 (the “August 2004 Restatement”) to correct errors in the computation of deferred income taxes relating to the Company’s investment in Equistar. The August 2004 Restatement decreased the Company’s liability for deferred income taxes at December 31, 2003 and decreased Shareholders’ deficit by $15 million. The Company’s December 31, 2003 restated financial statements reflecting the August 2004 Restatement were included in Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 9, 2004.

In addition to the August 2004 Restatement described above, the Company restated its Consolidated Balance Sheet at December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, and its Statement of Operations for the periods then ended to correct errors made in recording estimated liabilities for future environmental remediation spending associated with existing obligations, primarily related to the Kalamazoo River Superfund Site, that were not recorded previously (the “February 2005 Restatement”). The February 2005 Restatement increased environmental remediation liabilities by $46 million, decreased deferred tax liabilities by $15 million and increased Shareholders’ deficit by $31 million as of December 31, 2003. The February 2005 Restatement similarly increased environmental remediation liabilities by $52 million, decreased deferred tax liabilities by $17 million and increased Shareholders’ deficit by $35 million at September 30, 2004. On February 14, 2005, the Company filed Amendment No. 5 to its Annual Report on Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the year ended December 31, 2003.

This Amendment No. 1, which also was filed with the Securities and Exchange Commission on February 14, 2005, includes restated financial statements reflecting the February 2005 Restatement. For additional information including the effect of the February 2005 Restatement on each period presented, see Note 18 to the Consolidated Financial Statements.

Disclosure Concerning Forward-Looking Statements

The statements in this Amendment No. 1 that are not historical facts are, or may be deemed to be, “forward-looking statements” (“Cautionary Statements”) as defined in the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements in other filings that the Company makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers.

These forward-looking statements reflect present expectations as at November 9, 2004, the date the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 was originally filed with the Securities and Exchange Commission. Actual events or results may differ materially. Factors that could cause such a difference include:

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

Some of these Cautionary Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking or Cautionary Statements, which reflect present expectations as at November 9, 2004, the date the Company’s Quarter Report on Form 10-Q for the quarter ended September 30, 2004 was originally filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking or Cautionary Statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and by any additional Cautionary Statements provided with such subsequent written and oral forward-looking statements. Readers are advised to consult any further disclosures the Company may make on related subjects in subsequent 10-Q, 8-K and 10-K reports, including amendments thereto, to the Securities and Exchange Commission.

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

The proposed transaction is subject to approval by both companies’ shareholders and other customary conditions. The Company and Lyondell have obtained amendments to the Company’s and Lyondell’s respective bank credit agreements and Lyondell’s accounts receivable sales facility to permit the transaction. The Company and Lyondell will each hold special meetings of shareholders on November 30, 2004 to consider and vote on the proposed transaction. The transaction is expected to close after the close of business on November 30, 2004; however, there can be no assurance that the transaction will close. The transaction involves the merger of Millennium Subsidiary LLC, a newly created subsidiary of the Company, into the Company, in which the Company’s Common Stock now held by its public shareholders will be converted into common stock of Lyondell, and the Company’s preferred stock to be issued to Lyondell immediately before the merger will be converted into common stock of the Company, as the surviving entity in the merger. As a result of the transaction, the Company will become a wholly-owned subsidiary of Lyondell. After the closing of the transaction, the combined company will be called “Lyondell Chemical Company” and will be headquartered in Houston, Texas. Dan F. Smith, Lyondell’s current President and Chief Executive Officer, and Dr. William T. Butler, Lyondell’s Chairman of the Board of Directors, will each continue in their respective roles. Two independent members of the Company’s current Board of Directors, Worley H. Clark, Jr. and David J.P. Meachin, will join the Lyondell Board of Directors, effective at the time of the closing.

The Company’s shareholders will receive between 0.95 and 1.05 shares of Lyondell common stock for each share of the Company’s Common Stock, depending on the average of the volume-weighted average price of Lyondell shares for the 20 trading days ending on the third trading day before the consummation of the transaction. The Company’s shareholders will receive 0.95 shares of Lyondell common stock if the average price of Lyondell shares during the period is $20.50 per share or greater, and 1.05 shares if it is $16.50 per share or less. If the average price is between these two amounts, the exchange ratio will vary proportionately. The shares of Lyondell common stock received in exchange for Company stock will be entitled to receive the same cash dividend as existing outstanding Lyondell shares. The proposed transaction is scheduled to close after the close of business on November 30, 2004, after the record date of Lyondell’s regular fourth quarter dividend, and therefore the Company’s shareholders will not receive this dividend. As of October 1, 2004, the Company’s 4.00% convertible senior debentures (the “4.00% Convertible Senior Debentures”) are convertible at a conversion price of approximately $13.63 per share of the Company’s Common Stock. If any of the 4.00% Convertible Senior Debentures are converted prior to the consummation of the proposed transaction, the shares of Company Common Stock received upon conversion of such debentures will be exchanged for Lyondell common stock according to the ratio set forth above. If not exchanged prior to the closing of the proposed transaction, the 4.00% Convertible Senior Debentures will be convertible into Lyondell common stock in accordance with the terms of the convertible debenture indenture following the closing of the transaction.

In connection with the proposed transaction, Lyondell filed with the Securities and Exchange Commission, on September 30, 2004, an amendment to its registration statement on Form S-4 (as amended, the “Form S-4”), which was declared effective October 1, 2004. The definitive joint proxy statement/prospectus was filed with the Securities and Exchange Commission on October 15, 2004 and mailed to holders of Lyondell’s and the Company’s common stock on or about October 25, 2004. Investors and security holders are urged to read that document and any other relevant documents filed or that will be filed with the Securities and Exchange Commission, because they contain, or will contain, important information to an investor. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus and other documents filed by Lyondell and the Company with the Securities and Exchange Commission at the Securities and Exchange Commission web site at www.sec.gov. The definitive joint proxy statement/prospectus and the other documents filed by the Company may be obtained free from the Company by calling the Company’s Investor Relations Department at (410)229-8113. The definitive joint proxy statement/prospectus and the other documents filed by Lyondell may be obtained free from Lyondell by calling Lyondell’s Investor Relations Department at (713) 309-4590.

The respective executive officers and directors of Lyondell and the Company and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Lyondell’s and the Company’s executive officers and directors is available in the definitive proxy statement, dated October 2004, filed with the Securities and Exchange Commission by Lyondell and the Company and in the Form S-4, and additional information regarding the Company’s directors and executive officers is available in Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 27, 2004. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, are contained in the definitive joint proxy statement/prospectus and other relevant materials filed with the Securities and Exchange Commission, as they become available.

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

The Company expects to realize approximately $20 million of annual operating expense savings from the cost reduction program announced on July 21, 2003. The Company has recorded cumulative charges related to the program of $21 million (including $1 million and $3 million, respectively, for the three months and nine months ended September 30, 2004), of which $20 million was for severance-related costs and $1 million was for contractual commitments for ongoing lease costs, net of expected sublease income, associated with the closure of the Red Bank, New Jersey office for the remaining term of the lease agreement (“Red Bank Office lease costs”). Cumulative cash payments of $24 million for the implementation of this program, of which $23 million were for severance-related costs and $1 million was for Red Bank Office lease costs, were made through September 30, 2004, including $1 million and $10 million in the three months and nine months ended September 30, 2004, respectively. Substantially all of the remainder of the cash payments relating to this program, which are estimated to be approximately $3 million, will be disbursed during the next several quarters. No significant charges associated with this program are expected in future periods. The cumulative charges of $21 million associated with the cost reduction program are less than the cumulative cash payments of $24 million because some of the cash payments made under the program, primarily for retirement benefits, were related to expenses and liabilities that were recorded through the normal course of business in periods prior to the implementation of this program in mid-2003.

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

Results of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions, except share data)
	(Restated)*		(Restated)*
Net sales	$480	$431	$1,433	$1,262
Operating income (loss)	44	(5)	63	43
Earnings (loss) on Equistar investment	22	(12)	36	(69)
Income (loss) before income taxes, minority interest and cumulative effect of accounting change	43	(38)	25	(93)
Income (loss) before cumulative effect of accounting change	27	(28)	7	(65)
Net income (loss)	27	(28)	7	(66)
Basic income (loss) per share:
Before cumulative effect of accounting change	0.41	(0.44)	0.11	(1.01)
After cumulative effect of accounting change	0.41	(0.44)	0.11	(1.03)
Diluted income (loss) per share:
Before cumulative effect of accounting change	0.36	(0.44)	0.11	(1.01)
After cumulative effect of accounting change	0.36	(0.44)	0.11	(1.03)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 1.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The Company reported net income of $27 million, or $0.41 per share, for the three months ended September 30, 2004 and a net loss of $28 million, or $0.44 per share, for the corresponding period in 2003. The Company’s income before income taxes, minority interest and cumulative effect of accounting change (“pre-tax income”) increased $81 million in the third quarter of 2004 compared to the corresponding period in 2003, primarily due to a $49 million increase in operating income and a $34 million improvement in earnings (loss) from the Company’s investment in Equistar, partially offset by a $1 million increase in net interest expense and a $1 million decrease in other income, net.

The Company’s operating income for the third quarter of 2004 of $44 million increased by $49 million, from an operating loss of $5 million in the third quarter of 2003, due to increases in operating income of $19 million in the Titanium Dioxide and Related Products business segment, $13 million in the Acetyls business segment and $2 million in the Specialty Chemicals business segment, and a $15 million decrease in Other operating loss not identified with the three business segments. Other operating loss not identified with the three business segments for the third quarter of 2003 included $15 million of reorganization and office closure costs compared to $1 million for the third quarter of 2004 (see “Cost Reduction Program; Suspension of Dividend” above).

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

S,D&A expense of $34 million in the third quarter of 2004 increased by $3 million from the third quarter of 2003.

Asset impairment charges in the third quarter of 2004 of $3 million primarily related to the write-off of expenditures for property, plant and equipment at the Company’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. In the fourth quarter of 2003, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was determined to be impaired, and a charge was required to write down the basis in those assets to zero. Capital expenditures at this plant for the three months ended September 30, 2004 were capitalized as property, plant and equipment and then immediately written off as asset impairment charges as a result of evaluating those assets for impairment under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Because the basis of all of the property, plant and equipment for this plant was written down to zero, no depreciation expense for this plant was recorded in manufacturing and other costs of sales.

Combination costs in the third quarter of 2004 of $1 million represented professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above).

The Company reported pre-tax earnings from its investment in Equistar of $22 million for the three months ended September 30, 2004, an improvement of $34 million compared to the pre-tax loss of $12 million for the three months ended September 30, 2003. The increase in Equistar’s results for the third quarter of 2004 is primarily due to higher selling prices and margins and to higher sales volume compared to the same period of 2003. The higher selling prices in the third quarter of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the third quarter of 2003. The higher raw material and energy costs during the third quarter of 2004 reflected the effect of 45% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume for the third quarter of 2004 increased by 6% compared to the same period of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The Company reported net income of $7 million, or $0.11 per share, for the nine months ended September 30, 2004 and a net loss of $66 million, or $1.03 per share, for the corresponding period in 2003. The Company’s pre-tax income increased $118 million in the first nine months of 2004 compared to the corresponding period in 2003, primarily due to a $105 million improvement in earnings (loss) from the Company’s investment in Equistar and a $20 million increase in operating income, partially offset by a $5 million increase in net interest expense and a $2 million increase in other expense, net. The net loss for the first nine months of 2003 included $1 million, or $0.02 per share, for the cumulative effect of an accounting change as a result of the Company’s adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 4 to the unaudited Consolidated Financial Statements included in this Quarterly Report).

The Company’s operating income for the nine months ended September 30, 2004 of $63 million increased by $20 million, from $43 million in the same period of 2003, due to an increase in operating income in the Acetyls and Specialty Chemicals business segments of $12 million and $2 million, respectively, and a $9 million decrease in Other operating loss not identified with the three business segments, partially offset by a decrease in operating income of $3 million in the Titanium Dioxide and Related Products business segment. Other operating loss not identified with the three business segments for the nine months ended September 30, 2003 included $16 million of reorganization and office closure costs compared to $3 million for the corresponding period of 2004 (see “Cost Reduction Program; Suspension of Dividend” above).

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

S,D&A expense for the nine months ended September 30, 2004 increased by $4 million, or 4%, compared to the nine months ended September 30, 2003.

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

The Company reported pre-tax earnings from its investment in Equistar of $36 million for the nine months ended September 30, 2004, an improvement of $105 million compared to the pre-tax loss of $69 million for the nine months ended September 30, 2003. The loss in the first nine months of 2003 included the Company’s share of refinancing costs of $6 million and a loss on the sale of a polypropylene production facility of $4 million. The increase in Equistar’s results for the first nine months of 2004 compared to the same period of 2003 is primarily due to higher selling prices and margins and to higher sales volume. The higher selling prices in the first nine months of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the corresponding period of 2003. The higher raw material and energy costs during the first nine months of 2004 reflected the effect of 26% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume increased 11% compared to the corresponding period of 2003.

Outlook for 2004

Operating income for the fourth quarter of 2004 in the Titanium Dioxide and Related Products business segment is expected to be seasonally lower than the third quarter of 2004 as the Company expects seasonally lower demand partially offset by improved pricing. In October of 2004, the average selling price in U.S. dollar terms increased approximately 5% compared to the average U.S. dollar selling price in the third quarter of 2004. TiO2 plant operating rates are expected to be lower than the third quarter of 2004 due to scheduled plant maintenance activities.

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

Industry conditions have continued to strengthen through October 2004. Product price increase initiatives are underway for almost all Equistar’s products in response to both the strong supply/demand fundamentals and the high level of and volatility in crude oil and natural gas prices. Solid global sales volume growth has tightened industry supply/demand conditions, which, in turn, has led to modest margin improvement despite significant increases in raw material costs. Subject to the uncertainties of any significant economic slowdown or global disruption, these industry conditions and resulting improving cyclical trends are expected to continue. While there is significant uncertainty related to the potential near-term earnings impacts of raw material price volatility and seasonality, positive longer-term trends appear to be well established.

Segment Analysis

Titanium Dioxide and Related Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
Net sales	$342	$293	$1,038	$874
Operating income	26	7	48	51

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

Sales revenue in the third quarter of 2004 of $342 million increased by $49 million, or 17%, compared to the prior year quarter primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into U.S. dollars. TiO2 sales volume in the third quarter of 2004 was 15% higher than the prior year quarter. Overall, the Company estimates that the global TiO2 market demand increased approximately 9% to 11% compared to the third quarter of the prior year due to improved global economic conditions. The Company’s average TiO2 selling price for the third quarter of 2004 in local currencies was 1% lower than the third quarter of 2003, and in U.S. dollar terms was 2% higher compared to the third quarter of 2003.

Manufacturing and other costs of sales in the third quarter of 2004 were lower than the same quarter of 2003 as a result of higher fixed cost absorption due to higher production volume and lower raw material and utility costs, partially offset by the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into U.S. dollars. The overall operating rate of the Company’s TiO2 plants was 99% in the third quarter of 2004, compared to 84% in the same period of 2003. The higher operating rate was primarily the result of improved reliability and stronger market demand for TiO2 products. The operating rate for the third quarter of 2004 was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in the prior year quarter.

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

Sales revenue for the nine months ended September 30, 2004 of $1,038 million increased by $164 million, or 19%, compared to the nine months ended September 30, 2003 primarily due to higher sales volume and the favorable effect of translating sales denominated in stronger foreign currencies into U.S. dollars. TiO2 sales volume in the first nine months of 2004 was 19% higher than in the first nine months of 2003, with increases reported in all major geographic regions. Overall, the Company estimates that the global TiO2 market demand increased approximately 8% to 10% compared to the first nine months of the prior year due to improved global economic conditions. The Company’s average TiO2 selling price for the first nine months of 2004 in local currencies was 5% lower than the same period of 2003, and was 1% lower than the first nine months of 2003 in U.S. dollar terms.

Manufacturing and other costs of sales in the nine months ended September 30, 2004 were higher than in the corresponding period of 2003 due to the unfavorable effect of translating manufacturing costs incurred in stronger foreign currencies into U.S. dollars, partially offset by higher fixed cost absorption due to higher production volume and lower raw material costs. The overall operating rate of the Company’s TiO2 plants was 95% in the first nine months of 2004 compared to 89% during the corresponding period of 2003. Beginning in the second quarter of 2004, the operating rate was based on an annual nameplate capacity of 670,000 metric tons compared to 690,000 metric tons in 2003.

S,D&A expense increased in the nine months ended September 30, 2004 by $4 million, or 6%, compared to the nine months ended September 30, 2003, primarily due to higher employee-related costs and professional services fees.

Acetyls

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
Net sales	$115	$115	$322	$316
Operating income	19	6	30	18

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

Net sales were $115 million in each of the third quarter of 2004 and 2003. The aggregate weighted-average selling price in U.S. dollars for VAM and acetic acid in the third quarter of 2004 increased 17% compared to the third quarter of 2003. Aggregate sales volume for VAM and acetic acid for the third quarter of 2004 was 15% lower than the corresponding period in 2003.Manufacturing and other costs of sales for VAM and acetic acid in the third quarter of 2004 were higher than the third quarter of 2003, primarily due to higher feedstock costs.

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

Net sales in the nine months ended September 30, 2004 of $322 million increased $6 million, or 2%, compared to net sales of $316 million in the nine months ended September 30, 2003. The aggregate weighted-average selling price in U.S. dollars for VAM and acetic acid increased 7% compared to the corresponding period in 2003.Aggregate sales volume for VAM and acetic acid in the nine months ended September 30, 2004 was 2% lower than in the nine months ended September 30, 2003.

Manufacturing and other costs of sales for VAM and acetic acid in the nine months ended September 30, 2004 were higher primarily due to higher feedstock costs.

S,D&A expense increased by $1 million in the nine months ended September 30, 2004 compared to the same period of 2003.

Specialty Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
Net sales	$23	$23	$73	$72
Operating income	1	(1)	5	3

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

Manufacturing and other costs of sales in the third quarter of 2004 were higher than the third quarter of 2003, primarily due to lower fixed cost absorption due to lower production volumes caused by decreased plant reliability and preparation against hurricanes, resulting in unplanned down time and higher maintenance costs. However, the use of a higher-cost alternative raw material due to the short supply of crude sulfate turpentine (“CST”) in the third quarter of 2003 did not recur in the third quarter of 2004.

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

S,D&A expense for the nine months ended September 30, 2004 was $2 million lower than the same period of 2003.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated*
	(Millions)
Operating loss	$(2)	$(17)	$(20)	$(29)

*	The Company restated its financial statements as disclosed in Notes 17 and 18 to the Consolidated Financial Statements included in this Amendment No. 1.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Operating loss not identified with the three separate business segments for the three months ended September 30, 2004 was $15 million lower than the three months ended September 30, 2003 primarily due to lower reorganization and office closure charges of $14 million associated with the Company’s cost reduction program announced in July 2003 (see “Cost Reduction Program; Suspension of Dividend” above) and a net reduction of $1 million in other expenses not allocated to the separate business segments.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Operating loss not identified with the three separate business segments for the nine months ended September 30, 2004 was $9 million lower than the nine months ended September 30, 2003 primarily due to lower reorganization and office closure charges of $13 million associated with the Company’s cost reduction program announced in July 2003 (see “Cost Reduction Program; Suspension of Dividend” above). Additionally, the nine months ended September 30, 2004 included expenses of $14 million resulting from changes in estimated liabilities for legal and environmental contingencies related to predecessor businesses and $5 million of professional services costs incurred in connection with the proposed stock-for-stock business combination announced on March 29, 2004 that, if completed, will result in the combination of the Company with Lyondell (see “Agreement for a Stock-for-Stock Business Combination” above). These additional expenses were substantially offset by a net reduction of $12 million in other expenses not allocated to the separate business segments largely due to the elimination of costs through the Company’s cost reduction programs since 2003.

Equistar

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
Income (loss), as reported by Equistar	$72	$(40)	$120	$(235)

Earnings (loss) on Equistar investment, as reported by the Company	$22	$(12)	$36	$(69)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The Company reported pre-tax earnings from its investment in Equistar of $22 million for the three months ended September 30, 2004, an improvement of $34 million compared to a pre-tax loss of $12 million for the three months ended September 30, 2003.

Equistar reported net income of $72 million in the third quarter of 2004 compared to a net loss of $40 million in the third quarter of the prior year. Net loss for the quarter ended September 30, 2003 included an $11 million charge for the write-off of a polymer research and development facility. The improvement in Equistar’s results for the third quarter of 2004 compared to the corresponding period in the prior year is primarily due to higher selling prices and margins, and to higher sales volume compared to the same period of 2003. The higher selling prices in the third quarter of 2004 for ethylene and derivatives and for co-products such as propylene, benzene and fuels more than offset the effect of significantly higher raw material and energy costs compared to the third quarter of 2003. The higher raw material and energy costs during the third quarter of 2004 reflected the effect of 45% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume for the third quarter of 2004 increased by 6% compared to the same period of 2003.

Equistar’s Petrochemicals segment reported operating income of $132 million for the third quarter of 2004, an increase of $66 million compared to operating income of $66 million in the third quarter of 2003. The increase in operating income was primarily due to higher product margins and higher sales volume as a result of improved supply/demand fundamentals in the third quarter of 2004 compared to the third quarter of the prior year. The effect of selling price increases in response to higher raw material and energy costs were generally more favorable in the third quarter of 2004 than in the third quarter of 2003, resulting in higher average product margins in the third quarter of 2004. Revenues for Equistar’s Petrochemicals segment increased 53% in the third quarter of 2004 compared to the corresponding period in the prior year due to higher average selling prices and a 13% increase in sales volume. Average benchmark ethylene, propylene and benzene sales prices increased 20%, 59% and 158%, respectively, in the third quarter of 2004 compared to the third quarter of 2003. Cost of sales increased 51% as a result of the higher cost of raw materials and higher sales volume. The cost of liquid raw materials was affected by 45% higher average benchmark crude oil costs in the third quarter of 2004 compared to the corresponding period of 2003.

Equistar’s Polymers segment reported operating income of $32 million for the third quarter of 2004 compared to an operating loss of $19 million in the third quarter of 2003. The $51 million improvement in operating results in the third quarter of 2004 was primarily due to higher product margins and higher sales volume. The third quarter 2003 included an $11 million charge for the write-off of a polymer research and development facility. Revenues in Equistar’s Polymers segment in the third quarter of 2004 increased 29% compared to the corresponding period in the prior year, primarily due to higher average selling prices and higher sales volume. The increase in average selling prices for the third quarter of 2004 compared to the corresponding period of 2003 reflected higher demand and higher raw material costs. Sales volume in the third quarter of 2004 increased 9% compared to the third quarter of 2003, reflecting stronger demand. Cost of sales increased 22% in the third quarter of 2004 compared to the third quarter of 2003, as a result of higher raw material costs, primarily ethylene along with the increase in sales volume. The benchmark cost of ethylene was 20% higher in the third quarter of 2004 compared to the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The Company reported pre-tax earnings from its investment in Equistar of $36 million for the nine months ended September 30, 2004, an improvement of $105 million compared to a pre-tax loss of $69 million for the nine months ended September 30, 2003.

Equistar reported net income of $120 million for the nine months ended September 30, 2004 compared to a net loss of $235 million in the nine months ended September 30, 2003. Net loss for the first nine months of 2003 included $19 million of refinancing costs, a $12 million loss from the sale of a polypropylene production facility and a charge of $11 million for the write-off of a polymer research and development facility. The improvement in Equistar’s results for the first nine months of 2004 compared to the same period of 2003 is primarily due to higher selling prices and margins, and to higher sales volume. The higher selling prices in the first nine months of 2004 for ethylene and derivatives and for co-products such as propylene, benzene, and fuels more than offset the effect of significantly higher raw material and energy costs compared to the corresponding period of 2003. The higher raw material and energy costs during the first nine months of 2004 reflected the effect of 26% higher average benchmark crude oil prices as well as ongoing high natural gas prices compared to the corresponding period of 2003. As a result of higher demand, ethylene and derivative sales volume increased 11% compared to the corresponding period of 2003.

Equistar’s Petrochemicals segment reported operating income of $372 million for the nine months ended September 30, 2004, an increase of $253 million compared to operating income of $119 million for the nine months ended September 30, 2003. The increase in operating income for the nine months ended September 30, 2004 was primarily due to higher product margins and higher sales volume as a result of improved supply/demand fundamentals compared to the nine months ended September 30, 2003. The effect of selling price increases in response to higher raw material and energy costs were generally more favorable in the first nine months of 2004 compared to the same period in 2003, resulting in higher average product margins in the first nine months of 2004. Revenues for Equistar’s Petrochemicals segment increased 36% in the first nine months of 2004 compared to the corresponding period in the prior year, due to higher average selling prices and an 11% increase in sales volume. Average benchmark ethylene, propylene and benzene selling prices increased 11%, 36% and 70%, respectively, in the first nine months of 2004 compared to the first nine months of 2003. Cost of sales increased 31% as a result of the higher cost of raw materials and higher sales volume. The cost of liquid raw materials was affected by 26% higher average benchmark crude oil costs in the first nine months of 2004 compared to the corresponding period of 2003.

Equistar’s Polymers segment reported operating income of $12 million for the nine months ended September 30, 2004 compared to an operating loss of $81 million for the nine months ended September 30, 2003. The $93 million improvement in operating results in the first nine months of 2004 was primarily due to higher product margins and higher sales volume. The operating loss for the first nine months of 2003 included a $12 million loss on the sale of a polypropylene production facility in Pasadena, Texas and a charge of $11 million for the write-off of a polymer research and development facility. Revenues in Equistar’s Polymers segment in the first nine months of 2004 increased 24% compared to the corresponding period in the prior year, primarily due to higher average selling prices and higher sales volume. The increase in average selling prices for the first nine months of 2004 compared to the corresponding period of 2003 reflected higher demand and higher raw material costs. Sales volume in the first nine months of 2004 increased 13% compared to the corresponding period in 2003, as a result of stronger demand. Cost of sales for the first nine months of 2004 increased 20% compared to the first nine months of 2003, reflecting higher raw material costs, primarily ethylene, along with the increase in sales volume. The benchmark cost of ethylene was 11% higher in the first nine months of 2004 compared to the same period in 2003.

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

Cash provided by operating activities for the nine months ended September 30, 2004 was $144 million compared to $50 million of cash used in the nine months ended September 30, 2003. The $194 million increase in cash provided by operating activities was primarily due to favorable movements in trade working capital (defined as trade accounts receivable, inventory and trade accounts payable) in the first nine months of 2004 compared to unfavorable movements in the same period of the prior year ($160 million), accrued expenses and other liabilities ($47 million), higher operating income before depreciation and amortization ($9 million), and various other net favorable changes ($14 million), partially offset by unfavorable movements in other current assets in the first nine months of 2004 compared to favorable movements in the same period of 2003 ($36 million). The favorable movement in trade working capital in the first nine months of 2004 compared to the same period in 2003 is primarily due to the timing of vendor payments and higher sales volume for the Company’s products that has reduced product inventories and increased trade receivables.

Cash used in investing activities was $7 million in the nine months ended September 30, 2004 compared to $29 million in the nine months ended September 30, 2003. Cash used for capital expenditures in the nine months ended September 30, 2004 was $38 million compared to $29 million used for capital expenditures in the nine months ended September 30, 2003. The low level of capital spending in the first nine months of both 2004 and 2003 reflects the Company’s continued focus on optimization of its asset base. Capital spending for 2004 is expected to be approximately $60 million. During the third quarter of 2004, the Company received a $30 million cash distribution from Equistar. The Company also received $1 million in proceeds from the sale of property, plant and equipment during the third quarter of 2004. The Company expects to finance its planned capital spending using cash generated from operations and through availability under its Credit Agreement, if necessary.

Cash used in financing activities was $40 million in the nine months ended September 30, 2004 compared to cash provided by financing activities of $103 million in the nine months ended September 30, 2003. Financing activities in the first nine months of 2004 included $55 million of net repayments of debt, while the first nine months of 2003 included $120 million of net debt proceeds. In the first nine months of 2004, the Company repatriated cash of approximately $107 million from Australia and Europe to the US. This cash was used to reduce outstanding borrowings under the Company’s Credit Agreement and for general corporate purposes. Dividends paid to shareholders totaled $17 million for the first two quarters of 2003. No dividends were paid in the third quarter of 2003 or in any period of 2004. In July 2003, the Company announced the suspension of the payment of dividends on its Common Stock, as more fully described in “Cost Reduction Program; Suspension of Dividend” above. In the first nine months of 2004, the company received proceeds of $15 million from the exercise of stock options.

The maturities of the Company’s long-term debt through 2009 and thereafter are as follows:

	October 1 – December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total at September 30, 2004	Total at December 31, 2003
	(Millions)
Revolving Loans	$—	$—	$—	$—	$—	$—	$—	$—	$52
7.00% Senior Notes	—	—	500	—	—	—	—	500	500
7.625% Senior Debentures	—	—	—	—	—	—	250	250	250
9.25% Senior Notes	—	—	—	—	475	—	—	475	475
4.00% Convertible Senior Debentures	—	—	—	—	—	—	150	150	150
Other long-term debt	3	5	5	3	1	1	3	21	23

Maturities of long-term debt	$3	$5	$505	$3	$476	$1	$403	1,396	1,450

Non-cash components of long-term debt								11	17

Total debt								1,407	1,467
Less: current maturities of long-term debt								(6)	(6)

Total long-term debt								$1,401	$1,461

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

On April 25, 2003, the Company received approximately $107 million in net proceeds ($109 million in gross proceeds) from the issuance and sale by Millennium America of $100 million additional principal amount at maturity of its 9.25% Senior Notes due June 15, 2008 (the “9.25% Senior Notes”), which are guaranteed by Millennium Chemicals. The net proceeds were used to repay all of the $85 million of outstanding borrowings at that time under the Revolving Loans and for general corporate purposes. Under the terms of this issuance and sale, Millennium America and Millennium Chemicals entered into an exchange and registration rights agreement with the initial purchasers of the $100 million additional principal amount of these 9.25% Senior Notes. Pursuant to this agreement, each of Millennium America and Millennium Chemicals agreed to: (1) file with the Securities and Exchange Commission on or before July 24, 2003 a registration statement relating to a registered exchange offer for the notes, and (2) use its reasonable efforts to cause this exchange offer registration statement to be declared effective under the Securities Act on or before October 22, 2003. On June 13, 2003, Millennium America and Millennium Chemicals, as guarantor, initially filed a registration statement with the Securities and Exchange Commission, and on December 15, 2003; June 25, 2004; July 6, 2004; August 19, 2004; September 23, 2004 and September 24, 2004 filed amended registration statements. The exchange offer registration statement was declared effective September 24, 2004, and the exchange offer was completed on October 28, 2004. Upon completion of the exchange offer, Millennium America ceased accruing the additional interest it had been obligated to pay since October 23, 2003, at the annualized rate of approximately 1.00% to each holder of $100 million additional principal amount of notes.

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

During the thirty consecutive trading days ending October 1, 2004, the closing price of the Company’s Common Stock was greater than 125% of the current conversion price per share of Common Stock for at least 20 trading days. Accordingly, on October 1, 2004, the Company announced that the debentures are currently convertible into shares of the Company’s Common Stock under section 15.01(a)(i) of the indenture.

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

Recent Accounting Developments

See Note 4 to the unaudited Consolidated Financial Statements included in this Amendment No. 1 for discussion of recent accounting developments.

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

In order to remediate the First Material Weakness, in the third quarter of 2004, the Company documented the procedures that were used to analyze and re-compute the Company’s tax basis in Equistar during July 2004. The Company utilized these documented procedures in preparing the financial statements contained in the Quarterly Report on Form 10-Q filed on November 9, 2004 (the “Third Quarter 2004 Form 10-Q”). These procedures documented in the third quarter of 2004 included (1) the detailed review by the Company’s Director-Tax and its Vice President-Tax of estimates of tax return data provided quarterly by Equistar’s tax matters partner, (2) followed by discussions of the results of such review with the tax matters partner to confirm the correctness of the Company’s interpretation of the estimated tax return data provided by the tax matters partner and (3) thereafter, review of the results of these procedures by the Company’s Corporate Controller and Chief Financial Officer (the Company’s Principal Accounting Officer).

After the November 30, 2004 acquisition of the Company by Lyondell, the new management team reviewed the Company’s deferred tax accounts in conjunction with the preparation of the financial statements of Lyondell and the Company as of December 31, 2004 utilizing the existing Lyondell internal control over financial reporting related to deferred income taxes. The Lyondell tax controls and procedures are being implemented at the Company in the fourth quarter of 2004 and the first quarter of 2005 to complete the remediation of the First Material Weakness. These Lyondell controls and procedures include (1) detailed review by the Lyondell Director – Worldwide Tax Reporting of the tax and book bases associated with the Company’s and Lyondell’s investments in Lyondell’s wholly-owned indirect subsidiary, Equistar, and the related deferred tax assets and liabilities, using both information available to Lyondell as the Equistar tax matters partner and information previously available to the Company; and (2) review and concurrence with that detailed review by Lyondell’s Vice President – Tax, Lyondell’s Senior Tax Counsel, and the Company’s Vice President – Tax, as well as the Company’s Vice President and Controller (the Company’s Principal Accounting Officer, who is also the Lyondell Vice President and Controller and Principal Accounting Officer) and the Lyondell Assistant Controller. These procedures were utilized by the new Company management to confirm the deferred taxes related to the Company’s investment in Equistar reflected in the financial statements included in this Amendment No. 1; however, the First Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level.

Material Weakness in Controls over Accounting for Contingencies

Also subsequent to the November 30, 2004 acquisition date, the new Company management re-examined the Company’s environmental remediation liabilities in conjunction with the preparation of the financial statements of Lyondell and the Company as of and for the year ended December 31, 2004, following procedures that are part of the Lyondell internal control over financial reporting. In late January of 2005, the Company concluded, with the concurrence of the Company’s Board of Directors, that the Company’s financial statements for the three-year period ending December 31, 2003 and the first three quarters of 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, in February 2005, the Company restated its financial statements for those periods to recognize an increase of $52 million in its recorded liabilities for environmental remediation as of September 30, 2004 to record additional amounts for estimated future environmental remediation spending that were not recorded previously. This increase in environmental remediation liabilities results, as of September 30, 2004, in a decrease in deferred tax liabilities of $17 million, and an increase in accumulated deficit of $35 million, of which $18 million relates to years prior to 1999. The February 2005 Restatement is reflected in Amendment No. 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004; Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004; and this Amendment No. 1.

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

In order to remediate the Second Material Weakness, the Company documented, in the first quarter of 2005, the procedures that were used to reevaluate the Company’s environmental remediation liabilities, which include application of Lyondell control processes to the Company. The Company utilized these documented procedures in preparing the financial statements contained in this Amendment No. 1. These Lyondell controls and procedures include:

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

The Company intends to continue to use these procedures in preparing its financial statements for subsequent reporting periods; however, the Second Material Weakness will not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively at the reasonable assurance level. In addition, as a result of the acquisition of the Company by Lyondell and the resultant change in the executive management team, additional procedures were followed during the fourth quarter of 2004 and the first quarter of 2005 to confirm the financial statements included in this Amendment No. 1, including inquiry of previous management, discussion with outside counsel and discussion with outside consulting engineers.

Evaluation of Disclosure Controls and Procedures

Before filing the Third Quarter 2004 Form 10-Q, the Company completed an evaluation under the supervision and with the participation of the Company’s then-existing management team, including the Company’s principal executive officer and principal financial officer at that time (“Former Management”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Former Management of the Company concluded that, solely as a result of the First Material Weakness referred to above, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004. In addition, in connection with this Amendment No. 1, the Company completed an evaluation under the supervision and with the participation of the Company’s current management team, including the Company’s current principal executive officer and current principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, after taking into consideration the prior evaluation. Based on the evaluation, the current principal executive officer and current principal financial officer of the Company concluded that the Company’s disclosure controls and procedures also were not effective at the reasonable assurance level as of September 30, 2004 due to the Second Material Weakness described above. However, as a result of the new management team’s most recent reevaluation of liabilities for contingencies, as well as its detailed review of deferred tax liabilities, both discussed above, and its utilization of the documented procedures in preparing the financial statements contained in this Amendment No. 1 as described above, management believes that the financial statements included in this Amendment No. 1 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Other than the procedures described above that were implemented by the then-management team of the Company related to the First Material Weakness, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Amendment No. 1 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as discussed above, after the November 30, 2004 acquisition by Lyondell, the new management team reviewed the deferred tax computations and analysis and the computation and analysis of liabilities for contingencies, including liabilities for environmental remediation, for the fourth quarter 2004 and for the year ended December 31, 2004 utilizing existing Lyondell controls and procedures. These Lyondell controls and procedures continue to be implemented at the Company in the first quarter of 2005 to complete the remediation of the First Material Weakness and the Second Material Weakness.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (the “Section 404 Requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 Requirements, the Company initiated in 2003 a review of its internal control over financial reporting. This review now is being conducted under the direction of the Company’s new management team. As a result, the new management team has made improvements, as described above, to the Company’s internal control through the date of the filing of this Amendment No. 1 as part of this review. The Company anticipates that improvements will continue to be made as part of the ongoing review.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed, in accordance with Item 601(b)(32)(ii) of Regulation S-K, 17 CFR 229.601(b)(32)(ii)).*

99.1	Information relevant to forward-looking statements.**

*	Filed or furnished herewith.

**	Incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.

(b)	Reports on Form 8-K.

Current Reports on Form 8-K dated July 29, 2004; August 9, 2004; September 24, 2004; October 4, 2004; October 28, 2004 and November 9, 2004 were filed or furnished during the quarter ended September 30, 2004 and through November 9, 2004, the date the original Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. Such Current Reports either filed or furnished information to the Securities and Exchange Commission.

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