Form 10-Q
period 2005-03-31
MILLENNIUM CHEMICALS INC
filed 2005-05-06
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2005	2004
Sales and other operating revenues	$453	$465

Operating costs and expenses
Cost of sales	365	407
Selling, general and administrative expenses	43	40
Research and development expenses	6	5
Business combination costs	—	3
Asset impairments	2	3

Operating income	37	7

Interest expense	(28)	(27)
Interest income	4	2
Other income (expense), net	(9)	2

Income (loss) before equity investment, minority interest and income taxes	4	(16)
Income from equity investment in Equistar	98	2

Income (loss) before income taxes and minority interest	102	(14)
(Provision for) benefit from income taxes	(37)	3

Income (loss) before minority interest	65	(11)
Minority interest	(1)	(1)

Net income (loss)	$64	$(12)

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$309	$344
Accounts receivable:
Trade, net	329	318
Related parties	12	—
Inventories	473	414
Prepaid expenses and other current assets	115	79

Total current assets	1,238	1,155

Property, plant and equipment, net	685	707
Investment in Equistar Chemicals, LP	554	457
Goodwill, net	104	104
Other assets, net	96	74

Total assets	$2,677	$2,497

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$6	$7
Accounts payable:
Trade	258	250
Related parties	51	37
Accrued liabilities	180	160

Total current liabilities	495	454
Long-term debt	1,392	1,398
Other liabilities	529	503
Deferred income taxes	217	164
Commitments and contingencies
Minority interest	41	33
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized, 66,135,816 shares issued	1	1
Additional paid in capital	1,175	1,169
Retained deficit	(962)	(1,026)
Accumulated other comprehensive loss	(117)	(105)
Treasury stock, at cost, 4,799,694 shares	(94)	(94)

Total stockholder’s equity (deficit)	3	(55)

Total liabilities and stockholder’s equity (deficit)	$2,677	$2,497

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income (loss)	$64	$(12)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	26	27
Asset impairments	2	3
Deferred income taxes	9	(6)
Income from equity investment in Equistar	(98)	(2)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(24)	(44)
Inventories	(64)	41
Accounts payable	27	25
Accrued liabilities and income taxes payable	36	27
Other assets and liabilities, net	(8)	(21)

Net cash provided by (used in) operating activities	(30)	38

Cash flows from investing activities:
Expenditures for property, plant and equipment	(9)	(10)

Net cash used in investing activities	(9)	(10)

Cash flows from financing activities:
Contribution from affiliate	6	—
Issuance of long-term debt	—	21
Repayment of long-term debt	—	(70)
Proceeds from exercise of stock options	—	3

Net cash provided by (used in) financing activities	6	(46)

Effect of exchange rate changes on cash	(2)	5

Decrease in cash and cash equivalents	(35)	(13)
Cash and cash equivalents at beginning of period	344	209

Cash and cash equivalents at end of period	$309	$196

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. (“Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Millennium 2004 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

2. Company Ownership

On November 30, 2004, Lyondell Chemical Company (“Lyondell”) acquired Millennium in a stock-for-stock business combination. As a result of the business combination, Millennium is a wholly owned subsidiary of Lyondell. The consolidated financial statements of Millennium reflect its historical cost basis and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell.

3. Anticipated Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153), which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Millennium will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Millennium is currently evaluating the impact, if any, that implementation of SFAS No. 153 will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Millennium. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Millennium is currently evaluating the impact of adopting this interpretation.

4. Employee Stock Options

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in Millennium’s financial statements. Millennium accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma effect on net income (loss) of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below:

	For the three months ended March 31,
Millions of dollars	2005	2004
Net income (loss)	$64	$(12)
Deduct: Stock-based compensation using fair-value method for all options awarded, net of tax	—	—

Pro forma net income (loss)	$64	$(12)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Millennium does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures of $2 million and $3 million at this plant for the three months ended March 31, 2005 and 2004, respectively, were included in operating expense as additional impairment charges. At March 31, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

6. Investment in Equistar Chemicals, LP

Equistar Chemicals, LP (“Equistar”) is owned 70.5% by Lyondell and 29.5% by Millennium. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly owned subsidiaries of Lyondell. Millennium accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	March 31, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$1,938	$1,490
Property, plant and equipment, net	3,137	3,167
Investments and other assets, net	410	417

Total assets	$5,485	$5,074

Current maturities of long-term debt	$150	$1
Other current liabilities	893	805
Long-term debt	2,162	2,312
Other liabilities and deferred revenues	390	395
Partners’ capital	1,890	1,561

Total liabilities and partners’ capital	$5,485	$5,074

	For the three months ended March 31,
Millions of dollars	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$2,861	$1,962
Cost of sales	2,417	1,857
Selling, general and administrative expenses	47	41
Research and development expenses	8	7
Gain on asset dispositions	—	(4)

Operating income	389	61
Interest expense, net	(54)	(55)
Other expense, net	(3)	(1)

Net income	$332	$5

OTHER INFORMATION
Depreciation and amortization	$79	$76
Expenditures for property, plant and equipment	35	19

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
Finished goods	$280	$234
Work-in-process	32	31
Raw materials	90	80
Materials and supplies	71	69

Total inventories	$473	$414

8. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2005	December 31, 2004
Land	$85	$86
Manufacturing facilities and equipment	1,466	1,498
Construction in progress	76	76

Total property, plant and equipment	1,627	1,660
Less accumulated depreciation	(942)	(953)

Property, plant and equipment, net	$685	$707

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Property, plant and equipment	$21	$21
Turnaround costs	1	2
Software costs	3	3
Other	1	1

Total depreciation and amortization	$26	$27

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
$150 million revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2006, 7%	500	500
Senior Debentures due 2026, 7.625%	250	250
Senior Notes due 2008, 9.25%	471	471
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	24	26
Other	—	4
Unamortized premium, net	3	4

Total	1,398	1,405
Less current maturities	(6)	(7)

Total long-term debt, net	$1,392	$1,398

Amortization of debt issuance costs of $1 million for each of the three-month periods ended March 31, 2005 and 2004 is included in interest expense in the Consolidated Statements of Income.

10. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components for the three months ended March 31:

	Pension Benefits
	2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$2	$2	$2	$1
Interest cost	10	3	10	3
Recognized return on plan assets	(12)	(2)	(14)	(2)
Actuarial and investment loss amortization	4	1	2	1

Net periodic benefit cost	$4	$4	$—	$3

Net periodic other postretirement benefits, which pertain only to the U.S., were a net credit of $1 million in each of the three month periods ended March 31, 2005 and 2004 as a result of a reduction of prior service cost, which reduced amortization expense $4 million annually.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Commitments and Contingencies

Environmental Remediation—Millennium and its joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Millennium and its joint ventures to meet specific financial responsibility requirements. Millennium cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in Millennium’s and its joint ventures’ operations and products as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Millennium does not expect that it or its joint ventures will be affected differently than the rest of the chemical industry where their facilities are located.

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

As of March 31, 2005, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million at December 31, 2004 was recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Millennium recognized a liability of $38 million at December 31, 2004 primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Millennium’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $122 million as of December 31, 2004 and $121 million as of March 31, 2005. The liabilities for individual sites range from less than $1 million to $77 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

Millennium currently estimates that environmentally related capital expenditures at its facilities will be approximately $16 million for 2005 and $13 million for 2006. These amounts include estimated expenditures related to emission control standards for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”), as discussed below.

Clean Air Act—Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA under a “one-hour” ozone standard. Emission reduction controls for NOx must be installed at each of Equistar’s six facilities and Millennium’s two facilities in the Houston/Galveston region prior to the November 2007 compliance deadline for the one-hour ozone standard.

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over HRVOCs. Equistar and Millennium are still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar and Millennium still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of these estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

Litigation—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various procedural stages of pre-trial, post-trial and post-dismissal settings.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies—Millennium is organized under the laws of Delaware and is subject to United States Federal income taxation of corporations. However, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson plc (“Hanson”) and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that Millennium would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Millennium agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. Effective February 4, 2002, Millennium ceased being centrally managed and controlled in the United Kingdom. Millennium believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period.

Indemnification—Millennium, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2005, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Millennium, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Millennium.

General—In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Millennium. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Millennium results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Net income (loss)	$64	$(12)
Other comprehensive loss:
Foreign currency translation	(11)	9
Other	(1)	1

Total other comprehensive income (loss)	(12)	10

Comprehensive income (loss)	$52	$(2)

13. Segment and Related Information

Millennium, a wholly owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium’s principal operations are part of two Lyondell business segments:

•	Inorganic chemicals, primarily TiO2 and related products, and

•	EC&D, including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
For the three months ended March 31, 2005
Sales and other operating revenues	$318	$113	$22	$453
Operating income (loss)	24	20	(7)	37
Income from equity investment	—	98	—	98

For the three months ended March 31, 2004
Sales and other operating revenues	$333	$106	$26	$465
Operating income (loss)	9	9	(11)	7
Income from equity investment	—	2	—	2

Operating loss in the “Other” column above includes costs not allocated to Millennium’s business segments, including costs from predecessor businesses, costs associated with Millennium’s cost reduction program and businesses that are not reportable segments. Business combination costs of approximately $3 million related to Lyondell’s acquisition of Millennium in a stock-for-stock business combination on November 30, 2004 are reflected in the first quarter of 2004.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the credit agreement. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the credit agreement and the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the credit agreement, are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$473	$—	$473
Other current assets	1	69	695	—	765
Property, plant and equipment, net	—	—	685	—	685
Investment in Equistar Chemicals, LP	—	—	554	—	554
Investment in subsidiaries	179	389	—	(568)	—
Goodwill	—	—	104	—	104
Other assets	3	6	87	—	96
Due from parent and affiliates, net	—	824	—	(824)	—

Total assets	$183	$1,288	$2,598	$(1,392)	$2,677

Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	2	33	454	—	489
Long-term debt	150	1,227	15	—	1,392
Other liabilities	—	5	524	—	529
Deferred income taxes	—	—	217	—	217
Due to parent and affiliates, net	28	—	796	(824)	—

Total liabilities	180	1,265	2,012	(824)	2,633
Minority interest	—	—	41	—	41
Stockholder’s equity	3	23	545	(568)	3

Total liabilities and stockholder’s equity	$183	$1,288	$2,598	$(1,392)	$2,677

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$414	$—	$414
Other current assets	—	94	647		741
Property, plant and equipment, net	—	—	707	—	707
Investment in Equistar Chemicals, LP	—	—	457	—	457
Investment in subsidiaries	99	352	—	(451)	—
Goodwill	—	—	104	—	104
Other assets	3	7	64	—	74
Due from parent and affiliates, net	—	773	—	(773)	—

Total assets	$102	$1,226	$2,393	$(1,224)	$2,497

Current maturities of long-term debt	$—	$—	$7	$—	$7
Other current liabilities	1	9	437	—	447
Long-term debt	150	1,232	16	—	1,398
Other liabilities	—	1	502	—	503
Deferred income taxes	—	—	164	—	164
Due to parent and affiliates, net	6	—	767	(773)	—

Total liabilities	157	1,242	1,893	(773)	2,519
Minority interest	—	—	33	—	33
Stockholder’s (deficit) equity	(55)	(16)	467	(451)	(55)

Total liabilities and stockholder’s (deficit) equity	$102	$1,226	$2,393	$(1,224)	$2,497

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$453	$—	$453
Cost of sales	—	—	365	—	365
Selling, general and administrative expenses	—	—	43	—	43
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	2	—	2

Operating income	—	—	37	—	37
Interest income (expense), net	(3)	(23)	2	—	(24)
Intercompany interest income (expense), net	—	27	(27)	—	—
Income from equity investment in Equistar	—	—	98	—	98
Equity income in subsidiaries	66	61	—	(127)	—
Other income (expense), net	—	—	(10)	—	(10)
(Provision for) benefit from income taxes	1	(1)	(37)	—	(37)

Net income	$64	$64	$63	$(127)	$64

STATEMENT OF INCOME

For the Three Months Ended March 31, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$465	$—	$465
Cost of sales	—	—	407	—	407
Selling, general and administrative expenses	—	—	40	—	40
Research and development expenses	—	—	5	—	5
Business combination costs	—	—	3	—	3
Asset impairments	—	—	3	—	3

Operating income	—	—	7	—	7
Interest income (expense), net	(2)	(23)	—	—	(25)
Intercompany interest income (expense), net	—	25	(25)	—	—
Income from equity investment in Equistar	—	—	2	—	2
Equity loss in subsidiaries	(11)	(14)	—	25	—
Other income, net	—	—	1	—	1
(Provision for) benefit from income taxes	1	(1)	3	—	3

Net loss	$(12)	$(13)	$(12)	$25	$(12)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(22)	$26	$(34)	$—	$(30)

Expenditures for property, plant and equipment	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	(9)	—	(9)

Contribution and advances from affiliate	—	—	6	—	6
Intercompany	22	(51)	29	—	—

Net cash provided by (used in) financing activities	22	(51)	35	—	6

Effect of exchange rate change on cash	—	—	(2)	—	(2)

Decrease in cash and cash equivalents	$—	$(25)	$(10)	$—	$(35)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(1)	$22	$17	$—	$38

Expenditures for property, plant and equipment	—	—	(10)	—	(10)

Net cash used in investing activities	—	—	(10)	—	(10)

Issuance of long-term debt	6	16	—	—	21
Repayment of long-term debt	—	(68)	(3)	—	(70)
Intercompany	(8)	85	(77)	—	—
Proceeds from exercise of stock options	3	—	—	—	3

Net cash provided by (used in) financing activities	1	33	(80)	—	(46)

Effect of exchange rate change on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	$—	$55	$(68)	$—	$(13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Millennium Chemicals Inc. (“Millennium”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2005 operating results to fourth quarter 2004 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Millennium, a global manufacturer and marketer of titanium dioxide (“TiO2”) and acetyls, is a wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium was acquired by Lyondell on November 30, 2004. Millennium’s principal operations are part of two Lyondell business segments: inorganic chemicals, which primarily consist of TiO2; and ethylene, co-products and derivatives (“EC&D”). The EC&D segment of Millennium includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (“Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar.

TiO2 markets experienced strong demand growth and capacity reductions that tightened the TiO2 supply/demand balance during 2004. The tighter supply/demand balance led to improved market conditions in the first quarter 2005 compared to the first quarter 2004. Millennium’s TiO2 products benefited from higher first quarter 2005 sales prices and product margins, which were partly offset by a decrease in sales volumes as a result of Millennium’s strong focus on margin improvement during the first quarter 2005 as well as Millennium’s effort in the first quarter 2004 to reduce inventory levels, which increased first quarter 2004 sales volumes.

The acetyls business and Equistar benefited from broad-based improvements in the chemical industry during 2004 as a stronger global economy led to tighter chemical industry supply/demand balances. In this improved business environment, acetyls generally benefited from higher product margins in the first quarter 2005 compared to the first quarter 2004. Millennium’s equity investment in Equistar resulted in higher income in the first quarter 2005 compared to the first quarter 2004 as Equistar’s product margins improved.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $453 million in the first quarter of 2005 decreased 3% compared to revenues of $465 million in the first quarter of 2004 primarily due to lower TiO2 and acetyls sales volumes, partially offset by higher average sales prices and the favorable effect of translating local currency sales into a weaker U.S. dollar.

Cost of Sales— Costs of sales of $365 million decreased 10% in the first quarter of 2005 compared to $407 million in the first quarter 2004, primarily due to lower sales volumes, partially offset by higher utility and raw material costs and the unfavorable effect of translating local currency manufacturing costs into a weaker U.S. dollar.

Asset Impairments—In the fourth quarter of 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. In the first quarter 2005 and 2004, capital expenditures of $2 million and $3 million, respectively, related to the Le Havre, France TiO2 manufacturing facility were included in operating expense as asset impairment charges. See Note 5 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $37 million in the first quarter 2005 and $7 million in the first quarter 2004. The improvement of $30 million was primarily due to the higher product margins in the first quarter 2005 compared to the first quarter 2004.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $98 million in the first quarter 2005 and $2 million in the first quarter of 2004. The $96 million improvement was primarily due to the higher product margins at Equistar in the first quarter 2005 compared to the first quarter 2004. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The estimated annual effective tax rate for 2005 is 37% compared to 21% in the first quarter 2004. The tax provision was $37 million in the first quarter 2005 and a benefit of $3 million in the first quarter 2004. The lower benefit rate in the first quarter 2004 reflected operating losses of Millennium’s French subsidiaries with no related tax benefit.

Net Income (Loss)—Millennium had net income of $64 million in the first quarter 2005 compared to a net loss of $12 million in the first quarter 2004. The $76 million improvement was primarily the result of increases of $19 million after-tax in Millennium’s operating income and $60 million from Millennium’s equity investment in Equistar.

First Quarter 2005 versus Fourth Quarter 2004

Millennium’s first quarter 2005 net income of $64 million compares to a net loss of $38 million in the fourth quarter 2004. The fourth quarter 2004 included after-tax business combination costs of $42 million and a $26 million additional tax provision primarily related to increases in estimates for prior year tax items. The remaining improvement in the first quarter 2005 compared to the fourth quarter 2004 primarily reflected an after-tax increase of $33 million in Millennium’s equity investment in Equistar and, to a lesser extent, higher average product margins for TiO2 and acetyls.

Segment Analysis

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s business segments.

	For the three months ended March 31,
Millions of dollars	2005	2004
Revenues:
Inorganic chemicals segment	$318	$333
EC&D segment – acetyls business	113	106

Operating income (loss):
Inorganic chemicals segment	24	9
EC&D segment – acetyls business	20	9
Other operating loss	(7)	(11)

Income from equity investment in Equistar	98	2

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	142	167
EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	178	206
Acetic acid (pounds)	111	147
Methanol (gallons)	17	15

Inorganic Chemicals Segment

Revenues—Revenues of $318 million in the first quarter 2005 decreased 5% compared to revenues of $333 million in the first quarter 2004 due primarily to a 15% decrease in sales volumes partially offset by a 12% increase in average U.S. dollar sales prices. The sales volume decrease reflected Millennium’s strong focus on margin improvement in the first quarter 2005 as well as Millennium’s effort in the first quarter 2004 to reduce inventory levels, which increased first quarter 2004 sales volumes.

Operating Income—Operating income in the first quarter 2005 was $24 million compared to $9 million in the first quarter 2004. The improvement of $15 million was attributable to higher average sales prices of $32 million, partially offset by $7 million higher manufacturing costs reflecting the effect of higher utility and raw material costs in the first quarter 2005, $5 million lower sales volumes and $5 million higher SG&A expenses.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $113 million in the first quarter 2005 increased 7% compared to revenues of $106 million in the first quarter 2004 primarily due to higher average sales prices, which were partly offset by lower sales volumes. In the first quarter 2005, the average U.S. dollar price for VAM and acetic acid was 24% higher than in the first quarter 2004. The aggregate sales volumes for VAM and acetic acid decreased by 18% in the first quarter 2005 compared to the first quarter 2004 due to lower global demand, especially in Asia, early in the first quarter 2005 and unavailability of sufficient commercial marine vessels later in the quarter, as European and Asian demand increased, that resulted in some shipments being delayed into the second quarter 2005.

Operating Income—The acetyls business had operating income of $20 million in the first quarter 2005 compared to operating income of $9 million in the first quarter 2004. The $11 million increase was primarily due to higher product margins, which reflected higher sales prices of $22 million, partially offset by $6 million higher cost of sales as a result of higher raw material and energy costs, particularly ethylene and natural gas, and lower sales volumes of $5 million.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures and markets polypropylene, and fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium by Lyondell on November 30, 2004, Equistar become a wholly owned subsidiary of Lyondell. Millennium continues to hold a 29.5% equity interest in Equistar. The following is a discussion of Equistar’s operations is on a 100% basis.

Equistar’s average sales prices for ethylene and derivatives in the first quarter 2005 were higher compared to the first quarter 2004. In addition, Equistar’s average sales prices for ethylene co-products such as propylene and benzene, and fuels were significantly higher and substantially offset the effect of higher raw material and energy costs in the first quarter 2005.

The higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas prices. Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Ethylene and its co-products are produced from two major raw material groups:

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude-oil based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2005	Percent Change	First Quarter 2004
Crude oil – dollars per barrel	49.65	41%	35.20
Natural gas – dollars per million BTUs	5.98	13%	5.31
Weighted average cost of ethylene production– cents per pound	23.34	6%	22.12
Ethylene – cents per pound	41.50	32%	31.50
Propylene – cents per pound	43.50	59%	27.42

As indicated in the above table, benchmark crude oil prices and natural gas prices increased, resulting in higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004.

Revenues—Equistar’s revenues of $2,861 million in the first quarter 2005 increased 46% compared to revenues of $1,962 million in the first quarter 2004, reflecting higher average sales prices. Benchmark sales prices of ethylene averaged 32% higher, benzene averaged 67% higher and propylene averaged 59% higher in the first quarter 2005 compared to the first quarter 2004. Benchmark sales prices of HDPE averaged 38% higher in the first quarter 2005 than in the first quarter 2004. Ethylene and derivative sales volumes in the first quarter 2005 were comparable to the first quarter 2004.

Operating Income—Equistar had operating income of $389 million in the first quarter 2005 and $61 million in the first quarter 2004. The improvement of $328 million was primarily due to higher product margins compared to the first quarter 2004. The higher first quarter 2005 product margins were a result of higher average sales prices, especially for co-products propylene and benzene, and fuels which substantially offset significant increases in the costs of raw materials compared to the first quarter 2004. Sales prices of ethylene derivatives also increased significantly in the first quarter 2005 compared to the first quarter 2004.

Net Income—Equistar had net income of $332 million in the first quarter 2005 compared to $5 million in the first quarter 2004. The $327 million improvement was primarily due to the above-noted $328 million increase in the first quarter 2005 operating income compared to the first quarter 2004. Millennium’s 29.5% share of Equistar’s net income was $98 million and $2 million for the first quarter 2005 and 2004, respectively.

Other Operating Items

Millennium’s flavors and fragrances business and operating expenses that are not identified with the reportable business segments are included in other operating losses.

Other operating losses were $7 million and $11 million in the first quarter 2005 and 2004, respectively. Other operating losses in the first quarter of 2005 included $2 million of accruals for estimated environmental remediation costs and a $3 million charge to reduce the value of an investment. Other operating losses in the first quarter 2004 included $9 million of accruals for the estimated environmental remediation costs and $3 million of business combination costs.

FINANCIAL CONDITION

Operating Activities—Operating activities used cash of $30 million in the first quarter 2005 and provided cash of $38 million in the first quarter 2004. In first quarter 2005, operating cash flow primarily reflected higher operating income in the first quarter 2005 compared to the first quarter 2004, which was more than offset by changes in the main components of working capital - receivables, inventories and payables.

A net increase in the main components of working capital – receivables, inventories and payables - used cash of $61 million in the first quarter 2005 compared to a net decrease in the first quarter 2004, which provided cash of $22 million.

Inventory increased in the first quarter of 2005 using cash of $64 million and decreased in the first quarter 2004 providing cash of $41 million. Inventory increased in the first quarter 2005 primarily in anticipation of seasonally higher second quarter 2005 sales volumes, while the decrease in the first quarter 2004 reflected Millennium’s efforts to reduce the level of inventory.

Investing Activities—Investing activities, which used cash of $9 million in the first quarter 2005 and $10 million in the first quarter 2004, represents Millennium’s capital expenditures. Planned capital spending in 2005 is projected to be approximately $85 million primarily for base asset support and projects to improve manufacturing efficiency.

Financing Activities—Financing activities provided cash of $6 million in the first quarter 2005 and used cash of $46 million in the first quarter 2004. In the first quarter 2005, Millennium received a contribution of $6 million from Lyondell. In the first quarter 2004, cash was used to prepay $49 million of debt, net, and cash proceeds from stock option exercises were $3 million.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly leveraged. As of March 31, 2005, total debt was $1,398 million. At March 31, 2005 Millennium had $125 million of unused availability under its $150 million secured revolving credit facility, which matures in June 2006. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facility, which totaled $25 million as of March 31, 2005.

Historically, Millennium has primarily financed its operations through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. In addition, Equistar’s ability to make distributions to its owners, including Millennium, may be affected by an additional interest requirement in certain of Equistar’s indentures. Equistar did not make distributions to its owners in the first quarter 2005, but Equistar resumed making cash distributions in the second quarter 2005. Equistar did not make distributions to its owners in the first quarter 2004.

Millennium’s ability to pay or refinance its debt also may depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Millennium believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from Equistar and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Millennium’s debt rating from B+ to BB- and gave Millennium a positive outlook. According to S&P, the rating action reflected favorable prospects over the intermediate term and the strong expectation that management will continue to prioritize debt reduction as the chemicals cycle gradually improves.

The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued contain restrictive covenants and the credit facility requires Millennium to maintain specified financial ratios. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants and financial ratios are described in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the quarter ended March 31, 2005, except that on February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the 4.00% Convertible Senior Debentures are described in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no changes in the quarter ended March 31, 2005. As a result of Lyondell’s acquisition of Millennium, the indentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the debentures continue to be convertible at a conversion price, subject to adjustment upon certain events, of $14.35 per share, which is equivalent to a conversion rate of 69.69 Lyondell shares per one thousand dollar principal amount of the debentures. As of March 31, 2005, none of the debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of March 31, 2005. Millennium America, Inc., a subsidiary of Millennium (“Millennium America”), is the principal borrower under the credit facility, which is guaranteed by Millennium. Millennium’s 7.00% Senior Notes, 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium. Millennium’s 4.00% Convertible Senior Debentures were issued by Millennium and are fully and unconditionally guaranteed by Millennium America.

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s off-balance sheet arrangements did not change in the quarter ended March 31, 2005.

CURRENT BUSINESS OUTLOOK

In the second quarter 2005, Millennium expects to benefit from the seasonal improvement in TiO2. Business conditions continue to be positive for the majority of Equistar’s products, and Equistar is continuing to benefit from the competitive advantage provided by its crude oil-based ethylene facilities. Some product prices have weakened compared to the levels experienced in the first quarter 2005. However, these prices remain above average fourth quarter 2004 levels.

Supply/demand conditions for the majority of Millennium’s and Equistar’s products remain strong and, despite minor disruptions and market corrections, Millennium and Equistar expect continued strengthening across their product portfolios. Millennium’s and Equistar’s view of industry fundamentals and their belief in the strength of the cyclical recovery are unaltered.

ANTICIPATED ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Millennium will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Millennium is currently evaluating the impact, if any, that implementation of SFAS No. 153 will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Millennium. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Millennium is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Millennium’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2005, except as discussed below.

Foreign Exchange Risk

Millennium selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At March 31, 2005, foreign currency forward and swap contracts in the notional amount of $71 million were outstanding. Assuming a 10% unfavorable change in foreign exchange rates, the negative impact on earnings would be approximately $7 million after tax. Sensitivity analysis was used for this purpose.

Interest Rate Risk

Millennium selectively uses derivative instruments to manage the ratio of fixed- to variable-rate debt. At March 31, 2004, Millennium had outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $5 million at March 31, 2005, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Assuming a 10% unfavorable change in variable interest rates, the negative impact on the fair value of the obligations would be approximately $2 million. Sensitivity analysis was used for this purpose.

Item 4. Controls and Procedures

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

In order to remediate the First Material Weakness, in the third quarter of 2004, Millennium documented the procedures that were used to analyze and re-compute Millennium’s tax basis in Equistar during July 2004. Millennium utilized these documented procedures in preparing the financial statements contained in the Quarterly Report on Form 10-Q filed on November 9, 2004 (the “Third Quarter 2004 Form 10-Q”). These procedures documented in the third quarter of 2004 included (1) the detailed review by Millennium’s Director-Tax and its Vice President-Tax of estimates of tax return data provided quarterly by Equistar’s tax matters partner, (2) followed by discussions of the results of such review with the tax matters partner to confirm the correctness of Millennium’s interpretation of the estimated tax return data provided by the tax matters partner and (3) thereafter, review of the results of these procedures by Millennium’s Corporate Controller and Chief Financial Officer (Millennium’s Principal Accounting Officer).

After the November 30, 2004 acquisition of Millennium by Lyondell, the new management team reviewed Millennium’s deferred tax accounts in conjunction with the preparation of the financial statements of Lyondell and Millennium as of December 31, 2004 utilizing the existing Lyondell internal control over financial reporting related to deferred income taxes. The Lyondell tax controls and procedures were implemented at Millennium in the fourth quarter of 2004 and the first quarter of 2005 to complete the remediation of the First Material Weakness. These Lyondell controls and procedures include (1) detailed review by the Lyondell Director – Worldwide Tax Reporting of the tax and book bases associated with Millennium’s and Lyondell’s investments in Lyondell’s wholly-owned indirect subsidiary, Equistar, and the related deferred tax assets and liabilities, using both information available to Lyondell as the Equistar tax matters partner and information previously available to Millennium; and (2) review and concurrence with that detailed review by Lyondell’s Vice President – Tax, Lyondell’s Senior Tax Counsel, and Millennium’s Vice President – Tax, as well as Millennium’s Vice President and Controller (Millennium’s Principal Accounting Officer, who is also the Lyondell Vice President and Controller and Principal Accounting Officer) and the Lyondell Assistant Controller. These procedures were utilized by the new Millennium management to confirm the deferred taxes related to Millennium’s investment in Equistar reflected in the financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”) and this Quarterly Report on Form 10-Q.

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

Millennium utilized these documented procedures in preparing the financial statements contained in the 2004 Annual Report and this Quarterly Report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

Other than the procedures described above that were implemented to remediate the First Material Weakness and the Second Material Weakness, there were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting. However, as discussed above, Lyondell and Millennium continue to integrate Millennium’s internal control over financial reporting into the Lyondell control processes. During the integration process, key Millennium controls that have been in place historically are being maintained, while supplementing such controls with key elements of the Lyondell control framework.

Millennium will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of Millennium’s internal control over financial reporting (an “Internal Control Report”) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. As part of the process of preparing to include an Internal Control Report, Millennium initiated in 2003 a review of its internal control over financial reporting. This review now is being conducted under the direction of Millennium’s new management team. As a result, the new management team has made improvements, as described above, to Millennium’s internal control through the date of the filing of this Quarterly Report on Form 10-Q as part of this review. Millennium anticipates that improvements will continue to be made as part of the ongoing review.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control. Millennium’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U. S. and in other countries,

•	terrorist acts and international political unrest,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	legal, tax and environmental proceedings,

•	the cyclical nature of the chemical industry,

•	competitive products and pricing pressures,

•	the supply/demand balances for Millennium’s, its subsidiaries’ and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Millennium’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004. These factors are not necessarily all of the important factors that could affect Millennium, its subsidiaries and its joint ventures. Use caution and common sense when considering these forward-looking statements. Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” This case is set to be retried on September 7, 2005. On April 25, 2005, the court determined that the re-trial will include all claims and defenses and any potential damages and remedies.

On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal. On April 4, 2005, the Maryland Court of Appeals dismissed the plaintiffs’ appeal in Reginald Smith, et al. v. Lead Industries Association, Inc., et al. commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999. The case remanded to the trial court for further proceedings. The City of St. Louis v. Lead Industries Association, Inc., et al., case is scheduled for re-trial on January 9, 2006.

There are legal proceedings pending in Texas relating to lead pigment and lead-based paint. These cases have been held in abeyance pending the results of an appeal of the trial court’s decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. NL Industries, Inc. During the period that these cases have been inactive, Millennium has not incurred defense costs. In 2004, the Texas Court of Appeals affirmed the trial court’s order granting the motion for summary judgment in favor of this defendant. On March 24, 2005, Millennium received notice of plaintiff’s non-suit of Houston Independent School District v. Lead Industries Association, Inc., et al., one of the pending but inactive Texas cases. The remaining Texas cases are still pending.

Item 6. Exhibits

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

Millennium Chemicals Inc.

Dated: May 6, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)