Form 10-Q
period 2005-06-30
MILLENNIUM CHEMICALS INC
filed 2005-08-05
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues	$515	$488	$968	$953

Operating costs and expenses
Cost of sales	424	433	789	840
Selling, general and administrative expenses	45	36	88	76
Research and development expenses	6	5	12	10
Business combination costs	—	1	—	4
Asset impairments	3	5	5	8

Operating income	37	8	74	15

Interest expense	(29)	(25)	(57)	(52)
Interest income	4	1	8	3
Other income (expense), net	5	—	(4)	2

Income (loss) before equity investment, minority interest and income taxes	17	(16)	21	(32)
Income from equity investment in Equistar	42	12	140	14

Income (loss) before income taxes and minority interest	59	(4)	161	(18)
Provision for (benefit from) income taxes	20	2	57	(1)

Income (loss) before minority interest	39	(6)	104	(17)
Minority interest	(1)	(2)	(2)	(3)

Net income (loss)	$38	$(8)	$102	$(20)

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$375	$344
Accounts receivable:
Trade, net	344	318
Related parties	13	—
Inventories	479	414
Prepaid expenses and other current assets	85	79

Total current assets	1,296	1,155

Property, plant and equipment, net	667	707
Investment in Equistar Chemicals, LP	456	457
Goodwill, net	104	104
Other assets, net	88	107

Total assets	$2,611	$2,530

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$6	$7
Accounts payable:
Trade	275	262
Related parties	33	29
Accrued liabilities	125	156

Total current liabilities	439	454
Long-term debt	1,371	1,398
Other liabilities	541	536
Deferred income taxes	196	164
Commitments and contingencies
Minority interest	47	33
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized, 66,135,816 shares issued	1	1
Additional paid in capital	1,175	1,169
Retained deficit	(924)	(1,026)
Accumulated other comprehensive loss	(141)	(105)
Treasury stock, at cost, 4,799,694 shares	(94)	(94)

Total stockholder’s equity (deficit)	17	(55)

Total liabilities and stockholder’s equity (deficit)	$2,611	$2,530

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income (loss)	$102	$(20)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	53	56
Asset impairments	5	8
Deferred income taxes	7	(6)
Income from equity investment in Equistar	(140)	(14)
Distributions of earnings from Equistar	140	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(41)	(66)
Inventories	(75)	80
Accounts payable	25	31
Accrued liabilities and income taxes payable	(4)	3
Other assets and liabilities, net	5	(25)

Net cash provided by operating activities	77	47

Cash flows from investing activities:
Expenditures for property, plant and equipment	(21)	(23)

Net cash used in investing activities	(21)	(23)

Cash flows from financing activities:
Issuance of long-term debt	3	17
Repayment of long-term debt	(29)	(72)
Contribution from affiliate	6	—
Proceeds from exercise of stock options	—	9

Net cash used in financing activities	(20)	(46)

Effect of exchange rate changes on cash	(5)	4

Increase (decrease) in cash and cash equivalents	31	(18)
Cash and cash equivalents at beginning of period	344	209

Cash and cash equivalents at end of period	$375	$191

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (“Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Millennium Annual Report on Form 10-K for the year ended December 31, 2004. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

3. Anticipated Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Millennium will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Millennium does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Millennium. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Millennium is currently evaluating the impact of adopting this interpretation.

4. Employee Stock Options

SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, encourages, but does not require, a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in Millennium’s financial statements. Millennium accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma compensation expense related to stock options for each of the three- and six-month periods ended June 30, 2005 and 2004 was less than $1 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Millennium will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Millennium to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Millennium currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for each of the three- and six-month periods ended June 30, 2005 and 2004. Millennium does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

5. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $3 million and $5 million for the three and six months ended June 30, 2005, respectively, and $5 million and $8 million for the three and six months ended June 30, 2004, respectively, were included in operating expense as additional impairment charges. At June 30, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	June 30, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$1,660	$1,490
Property, plant and equipment, net	3,107	3,167
Investments and other assets, net	406	417

Total assets	$5,173	$5,074

Current maturities of long-term debt	$150	$1
Other current liabilities	897	805
Long-term debt	2,161	2,312
Other liabilities and deferred revenues	408	395
Partners’ capital	1,557	1,561

Total liabilities and partners’ capital	$5,173	$5,074

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$2,700	$2,099	$5,561	$4,061
Cost of sales	2,447	1,951	4,864	3,808
Selling, general and administrative expenses	47	41	94	82
Research and development expenses	9	8	17	15
Gain on asset dispositions	—	—	—	(4)

Operating income	197	99	586	160
Interest expense, net	(54)	(55)	(108)	(110)
Other expense, net	(1)	(1)	(4)	(2)

Net income	$142	$43	$474	$48

OTHER INFORMATION
Depreciation and amortization	$80	$77	$159	$153
Expenditures for property, plant and equipment	34	22	69	41

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Finished goods	$269	$234
Work-in-process	34	31
Raw materials	103	80
Materials and supplies	73	69

Total inventories	$479	$414

8. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2005	December 31, 2004
Land	$85	$86
Manufacturing facilities and equipment	1,463	1,498
Construction in progress	68	76

Total property, plant and equipment	1,616	1,660
Less accumulated depreciation	(949)	(953)

Property, plant and equipment, net	$667	$707

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$21	$20	$42	$41
Turnaround costs	2	3	3	5
Software costs	2	4	5	7
Other	2	2	3	3

Total depreciation and amortization	$27	$29	$53	$56

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
$150 million revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2006, 7%	476	500
Senior Debentures due 2026, 7.625%	250	250
Senior Notes due 2008, 9.25%	471	471
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	24	26
Other	2	4
Unamortized premium, net	4	4

Total	1,377	1,405
Less current maturities	(6)	(7)

Total long-term debt, net	$1,371	$1,398

In May 2005, Millennium obtained an amendment to its credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. During the first six months of 2005, Millennium purchased $24 million of the 7% Senior Notes due 2006 and less than $1 million of the 9.25% Senior Notes due 2008. In July 2005, Millennium purchased an additional $27 million of the 7% Senior Notes and $1 million of the 9.25% Senior Notes.

Amortization of debt issuance costs of less than $1 million and $1 million in each of the three- and six-month periods ended June 30, 2005 and 2004, respectively, is included in interest expense in the Consolidated Statements of Income.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components:

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$2	$1	$4	$3
Interest cost	10	3	20	6
Recognized return on plan assets	(11)	(2)	(23)	(4)
Actuarial and investment loss amortization	4	1	8	2

Net periodic benefit cost	$5	$3	$9	$7

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$3
Interest cost	11	2	21	5
Recognized return on plan assets	(14)	(2)	(28)	(4)
Actuarial and investment loss amortization	3	1	5	2

Net periodic benefit cost	$2	$3	$2	$6

Net periodic other postretirement benefit costs, which pertain only to the U.S., were a net credit of $1 million in each of the three month periods ended June 30, 2005 and 2004 and $2 million in each of the six month periods ended June 30, 2005 and 2004, as a result of a reduction of benefits and related prior service cost in 2004, which resulted in a net amortization credit of $4 million annually.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

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

As of June 30, 2005, the probable liability associated with the river cannot be determined with certainty. A liability of $42 million has been recognized as of June 30, 2005, primarily representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Millennium has recognized a liability of $38 million as of June 30, 2005, primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Millennium’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $122 million as of December 31, 2004 and $120 million as of June 30, 2005. The liabilities for individual sites range from less than $1 million to $80 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over HRVOCs. Equistar and Millennium are still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expired in June 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar and Millennium still will be required to meet the one-hour emission standards for NOx and HRVOCs. The timing and amount of these estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

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

Indemnification—Millennium, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2005, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Millennium, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Millennium.

General—In the opinion of management, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of Millennium. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on Millennium’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

12. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$38	$(8)	$102	$(20)
Other comprehensive loss:
Foreign currency translation	(24)	(21)	(35)	(12)
Derivative instruments	—	—	(1)	1

Total other comprehensive loss	(24)	(21)	(36)	(11)

Comprehensive income (loss)	$14	$(29)	$66	$(31)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Segment and Related Information

Millennium, a wholly owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium’s principal operations are part of two Lyondell business segments:

•	Inorganic chemicals, primarily TiO2 and related products, and

•	Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
For the three months ended June 30, 2005:
Sales and other operating revenues	$342	$149	$24	$515
Operating income (loss)	25	22	(10)	37
Income from equity investment	—	42	—	42

For the three months ended June 30, 2004:
Sales and other operating revenues	$363	$101	$24	$488
Operating income (loss)	9	1	(2)	8
Income from equity investment	—	12	—	12

For the six months ended June 30, 2005:
Sales and other operating revenues	$660	$262	$46	$968
Operating income (loss)	49	42	(17)	74
Income from equity investment	—	140	—	140

For the six months ended June 30, 2004:
Sales and other operating revenues	$696	$207	$50	$953
Operating income (loss)	18	10	(13)	15
Income from equity investment	—	14	—	14

Operating loss in the “Other” column above includes businesses that are not reportable segments and costs not allocated to Millennium’s business segments, including costs from predecessor businesses, costs associated with Millennium’s cost reduction program, and business combination costs related to Lyondell’s acquisition of Millennium on November 30, 2004.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes, and is the principal borrower under the credit agreement. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the credit agreement and the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes, as well as outstanding amounts under the credit agreement, are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of June 30, 2005 and December 31, 2004 and for the three- and six-month periods ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$479	$—	$479
Other current assets	1	133	683	—	817
Property, plant and equipment, net	—	—	667	—	667
Investment in Equistar Chemicals, LP	—	—	456	—	456
Investment in subsidiaries	168	385	—	(553)	—
Goodwill	—	—	104	—	104
Other assets	3	6	79	—	88
Due from parent and affiliates, net	—	712	—	(712)	—

Total assets	$172	$1,236	$2,468	$(1,265)	$2,611

Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	1	9	423	—	433
Long-term debt	150	1,205	16	—	1,371
Other liabilities	—	2	539	—	541
Deferred income taxes	—	—	196	—	196
Due to parent and affiliates, net	4	—	708	(712)	—

Total liabilities	155	1,216	1,888	(712)	2,547
Minority interest	—	—	47	—	47
Stockholder’s equity	17	20	533	(553)	17

Total liabilities and stockholder’s equity	$172	$1,236	$2,468	$(1,265)	$2,611

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$414	$—	$414
Other current assets	—	94	647	—	741
Property, plant and equipment, net	—	—	707	—	707
Investment in Equistar Chemicals, LP	—	—	457	—	457
Investment in subsidiaries	99	352	—	(451)	—
Goodwill	—	—	104	—	104
Other assets	3	7	97	—	107
Due from parent and affiliates, net	—	773	—	(773)	—

Total assets	$102	$1,226	$2,426	$(1,224)	$2,530

Current maturities of long-term debt	$—	$—	$7	$—	$7
Other current liabilities	1	9	437	—	447
Long-term debt	150	1,232	16	—	1,398
Other liabilities	—	1	535	—	536
Deferred income taxes	—	—	164	—	164
Due to parent and affiliates, net	6	—	767	(773)	—

Total liabilities	157	1,242	1,926	(773)	2,552
Minority interest	—	—	33	—	33
Stockholder’s (deficit) equity	(55)	(16)	467	(451)	(55)

Total liabilities and stockholder’s (deficit) equity	$102	$1,226	$2,426	$(1,224)	$2,530

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$515	$—	$515
Cost of sales	—	—	424	—	424
Selling, general and administrative expenses	—	1	44	—	45
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	3	—	3

Operating income	—	(1)	38	—	37
Interest income (expense), net	(1)	(24)	—	—	(25)
Intercompany interest income (expense), net	—	26	(26)	—	—
Income from equity investment in Equistar	—	—	42	—	42
Equity income in subsidiaries	39	31	—	(70)	—
Other income (expense), net	—	(1)	5	—	4
Provision for income taxes	—	1	19	—	20

Net income	$38	$30	$40	$(70)	$38

STATEMENT OF INCOME

For the Three Months Ended June 30, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$488	$—	$488
Cost of sales	—	—	433	—	433
Selling, general and administrative expenses	—	1	35	—	36
Research and development expenses	—	—	5	—	5
Business combination costs	—	—	1	—	1
Asset impairments	—	—	5	—	5

Operating income	—	(1)	9	—	8
Interest income (expense), net	(1)	(24)	1	—	(24)
Intercompany interest income (expense), net	(1)	26	(25)	—	—
Income from equity investment in Equistar	—	—	12	—	12
Equity loss in subsidiaries	(6)	(9)	—	15	—
Other income (expense), net	—	—	(2)	—	(2)
Provision for income taxes	—	—	2	—	2

Net loss	$(8)	$(8)	$(7)	$15	$(8)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Six Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$968	$—	$968
Cost of sales	—	—	789	—	789
Selling, general and administrative expenses	—	1	87	—	88
Research and development expenses	—	—	12	—	12
Asset impairments	—	—	5	—	5

Operating income	—	(1)	75	—	74
Interest income (expense), net	(3)	(47)	1	—	(49)
Intercompany interest income (expense), net	—	53	(53)	—	—
Income from equity investment in Equistar	—	—	140	—	140
Equity income in subsidiaries	104	92	—	(196)	—
Other expense, net	—	(1)	(5)	—	(6)
Provision for (benefit from) income taxes	(1)	2	56	—	57

Net income	$102	$94	$102	$(196)	$102

STATEMENT OF INCOME

For the Six Months Ended June 30, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$953	$—	$953
Cost of sales	—	—	840	—	840
Selling, general and administrative expenses	—	1	75	—	76
Research and development expenses	—	—	10	—	10
Business combination costs	—	—	4	—	4
Asset impairments	—	—	8	—	8

Operating income	—	(1)	16	—	15
Interest income (expense), net	(3)	(47)	1	—	(49)
Intercompany interest income (expense), net	(1)	51	(50)	—	—
Income from equity investment in Equistar	—	—	14	—	14
Equity loss in subsidiaries	(17)	(23)	—	40	—
Other expense, net	—	—	(1)	—	(1)
Provision for (benefit from) income taxes	(1)	1	(1)	—	(1)

Net loss	$(20)	$(21)	$(19)	$40	$(20)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$3	$78	$—	$77

Expenditures for property, plant and equipment	—	—	(21)	—	(21)

Net cash used in investing activities	—	—	(21)	—	(21)

Repayment of long-term debt	—	(25)	(4)	—	(29)
Contribution and advances from affiliate	6	—	—	—	6
Intercompany (payments) receipts	(2)	61	(59)	—	—
Other	—	—	3	—	3

Net cash provided by (used in) financing activities	4	36	(60)	—	(20)

Effect of exchange rate change on cash	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	$—	$39	$(8)	$—	$31

STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$1	$(1)	$47	$—	$47

Expenditures for property, plant and equipment	—	—	(23)	—	(23)

Net cash used in investing activities	—	—	(23)	—	(23)

Issuance of long-term debt	3	16	(2)	—	17
Repayment of long-term debt	—	(68)	(4)	—	(72)
Proceeds from exercise of stock options	9	—	—	—	9
Intercompany (payments) receipts	(13)	73	(60)	—	—

Net cash provided by (used in) financing activities	(1)	21	(66)	—	(46)

Effect of exchange rate change on cash	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	$—	$20	$(38)	$—	$(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Millennium Chemicals Inc. (“Millennium”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2005 operating results to first quarter 2005 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Millennium, a global manufacturer and marketer of chemicals, primarily titanium dioxide (“TiO2”) and acetyls, is a wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium was acquired by Lyondell on November 30, 2004. Millennium’s principal operations are part of two Lyondell business segments: inorganic chemicals, which primarily consist of TiO2; and ethylene, co-products and derivatives (“EC&D”). The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (“Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar.

Millennium’s TiO2 products benefited from higher sales prices and product margins in the second quarter and first six months of 2005, which were partly offset by the effects of higher costs and a decrease in sales volumes compared to the same periods in 2004. The acetyls business and Equistar benefited from broad-based improvements in the chemical industry during 2004 as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. In this improved business environment, acetyls generally benefited from higher product margins in the second quarter and first six months of 2005 compared to the same periods in 2004. Millennium’s equity investment in Equistar resulted in higher income in the second quarter and first six months of 2005 compared to the same periods in 2004 as Equistar also benefited from higher product margins.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $515 million in the second quarter of 2005 increased 6% compared to revenues of $488 million in the second quarter of 2004, while revenues of $968 million in the first six months of 2005 increased 2% compared to revenues of $953 million in the first six months of 2004. The higher revenues were primarily due to higher average sales prices and the favorable effect of translating local currency sales into a weaker U.S. dollar.

Cost of Sales—Costs of sales of $424 million decreased 2% in the second quarter of 2005 compared to $433 million in the second quarter 2004, while cost of sales of $789 million in the first six months of 2005 decreased 6% compared to $840 million in the first six months of 2004. The decreases in cost of sales were primarily due to the effect of lower sales volumes in Millennium’s inorganic chemicals segment, partially offset by higher utility and raw material costs, higher acetyls sales volumes and the unfavorable effect of translating local currency manufacturing costs into a weaker U.S. dollar.

Selling, General and Administrative Expenses—Selling, general and administrative expenses were $45 million and $36 million for the second quarter 2005 and 2004, respectively, and $88 million and $76 million for the first six months of 2005 and 2004, respectively. The increases were primarily attributable to higher pension costs and increased provisions for environmental remediation costs.

Asset Impairments—In the fourth quarter of 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. Capital expenditures related to the Le Havre, France TiO2 manufacturing facility of $3 million and $5 million, respectively, in the second quarter 2005 and 2004 and $5 million and $8 million, respectively, in the first six months 0f 2005 and 2004 were included in operating expense as asset impairment charges. See Note 5 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $37 million in the second quarter 2005 compared to $8 million in the second quarter 2004, and $74 million in the first six months of 2005 compared to $15 million in the first six months of 2004. The improvements were primarily due to the higher product margins in the second quarter 2005 and first six months of 2005 compared to the same periods in 2004.

Other income (expense), net—Millennium had net other income of $5 million in the second quarter 2005 and net other expense of $4 million in the first six months of 2005 compared to net other income of $2 million in the first six months of 2004. The second quarter 2005 included foreign exchange gains of $6 million, due primarily to the strengthening of the U.S. dollar during the period. The first six months of 2005 included $12 million of charges related primarily to reduction in the value of certain investments, which was partially offset by foreign exchange gains of $8 million.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $42 million in the second quarter 2005 compared to $12 million in the second quarter of 2004, and $140 million in the first six months of 2005 compared to $14 million in the first six months of 2004. The improvements were primarily due to the higher product margins at Equistar in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The estimated annual effective tax rate for 2005 is 36% compared to 21% in the first six months of 2004. The tax provision was $57 million in the first six months of 2005 and a benefit of $1 million in the first six months of 2004. The lower rate in the first six months of 2004 reflected operating losses of Millennium’s French subsidiaries with no related tax benefit.

Net Income—Millennium had net income of $38 million and $102 million in the second quarter and first six months of 2005 compared to net losses of $8 million and $20 million in the second quarter and first six months of 2004, respectively. The improvements were primarily the result of increases in Millennium’s operating income and in income from Millennium’s equity investment in Equistar. Millennium’s after-tax operating income increased $19 million and $38 million, respectively, in the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004. Income from Millennium’s equity investment in Equistar in the second quarter and first six months of 2005 increased $19 million and $81 million, respectively, compared to the same 2004 periods.

Second Quarter 2005 versus First Quarter 2005

Millennium’s second quarter 2005 net income of $38 million compares to net income of $64 million in the first quarter 2005. The decrease in the second quarter 2005 compared to the first quarter 2005 primarily reflected an after-tax decrease of $36 million in income from Millennium’s equity investment in Equistar.

Segment Analysis

The following tables reflect selected sales volume data, including inter-segment sales volumes, and summarized financial information for Millennium’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Revenues:
Inorganic chemicals segment	$342	$363	$660	$696
EC&D segment – acetyls business	149	101	262	207

Operating income (loss):
Inorganic chemicals segment	25	9	49	18
EC&D segment – acetyls business	22	1	42	10
Other operating loss	(10)	(2)	(17)	(13)

Income from equity investment in Equistar	42	12	140	14

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	154	187	296	354
EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	210	222	388	428
Acetic acid (pounds)	180	96	291	243
Methanol (gallons)	17	8	34	23

Inorganic Chemicals Segment

Revenues—Revenues of $342 million in the second quarter 2005 decreased 6% compared to revenues of $363 million in the second quarter 2004, while revenues of $660 million in the first six months of 2005 decreased 5% compared to revenues of $696 million in the first six months of 2004. The decreases reflected lower sales volumes partially offset by higher average U.S. dollar sales prices. Sales volumes in the second quarter and first six months of 2005 decreased by 18% and 16%, respectively, while average U.S. dollar sales prices increased by 15% and 14%, respectively, compared to the second quarter and first six months of 2004. In the first six months of 2004, Millennium’s efforts to reduce high inventory levels resulted in higher sales volumes for that period.

Operating Income—Operating income in the second quarter 2005 of $25 million compared to $9 million in the second quarter 2004. The improvement of $16 million was primarily attributable to the effect of higher average sales prices of $37 million, partially offset by higher manufacturing and other costs of $13 million, reflecting higher utility and raw material costs in the second quarter 2005, and an $8 million effect from lower sales volumes.

Operating income in the first six months of 2005 of $49 million compared to $18 million in the first six months of 2004. The improvement of $31 million was primarily attributable to the effect of higher average sales prices of $66 million, partially offset by higher manufacturing and other costs of $22 million and a $13 million effect from lower sales volumes.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $149 million in the second quarter 2005 increased 48% compared to revenues of $101 million in the second quarter 2004, while revenues of $262 million in the first six months of 2005 increased 27% compared to $207 million in the first six months of 2004. The increases reflect higher average sales prices in the second quarter and first six months of 2005 and higher sales volumes in the second quarter 2005. The average U.S. dollar price for VAM and acetic acid was 27% higher in the second quarter and first six months of 2005 compared to the same periods in 2004. The aggregate sales volumes for VAM and acetic acid in the first six months of 2005 were comparable to the first six months of 2004, but increased 22% in the second quarter 2005 compared to the second quarter 2004 as first quarter 2005 sales volumes were delayed into the second quarter 2005 due to unavailability of commercial marine vessels in the first quarter 2005.

Operating Income—The acetyls business had operating income of $22 million in the second quarter 2005 compared to operating income of $1 million in the second quarter 2004. The $21 million increase was primarily attributable to the effects of $30 million of higher sales prices and $10 million of higher sales volumes, partially offset by $19 million of higher cost of sales as a result of higher raw material and energy costs, particularly ethylene and natural gas.

Operating income was $42 million in the first six months of 2005 compared to $10 million in the first six months of 2004. The $32 million increase was primarily attributable to the effects of higher sales prices of $53 million and $3 million of higher sales volumes, partially offset by approximately $20 million of higher cost of sales as a result of higher raw material and energy costs, particularly ethylene and natural gas.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium by Lyondell on November 30, 2004, Equistar become a wholly owned subsidiary of Lyondell. Millennium continues to hold a 29.5% equity interest in Equistar. The following discussion of Equistar’s operations is on a 100% basis.

During 2004, the chemical industry experienced broad-based improvement as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. The industry also experienced improved market conditions in the second quarter and first six months of 2005 compared to the same periods in 2004, which led to generally higher profitability, despite significantly higher crude oil prices.

Equistar’s sales prices and margins decreased in the second quarter 2005, compared to the first quarter 2005, as the market adjusted to over production late in 2004 and in the first quarter 2005. Nonetheless, average product margins for both the second quarter and first six months of 2005 were higher compared to the same periods in 2004. U.S. ethylene demand decreased an estimated 2.8% in the second quarter and grew 1.0% in the first six months of 2005 compared to the same periods in 2004.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude-oil based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Prices
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	53.03	38.30	51.34	36.75
Natural gas – dollars per million BTUs	6.57	5.88	6.28	5.60
Weighted average cost of ethylene production– cents per pound	25.57	20.80	24.45	21.46
Ethylene – cents per pound	38.33	31.50	39.92	31.50
Propylene – cents per pound	36.17	30.75	39.83	29.08

Higher raw material and energy costs in the second quarter and first six months of 2005 compared to the same periods in 2004 reflected the effect of a significant escalation in crude oil prices and, to a lesser extent, natural gas prices.

Revenues—Equistar’s revenues of $2,700 million in the second quarter 2005 increased 29% compared to revenues of $2,099 million in the second quarter 2004, while revenues of $5,561 million in the first six months of 2005 increased 37% compared to revenues of $4,061 million in the first six months of 2004. The increases in the 2005 periods reflected higher average sales prices, partially offset by lower sales volumes. Benchmark sales prices of ethylene averaged 22% higher, benzene averaged 27% higher, and propylene averaged 18% higher in the second quarter 2005 compared to the second quarter 2004, while in the first six months of 2005 benchmark sales prices of ethylene averaged 27% higher, benzene averaged 45% higher and propylene averaged 37% higher than in the first six months of 2004. Benchmark sales prices of HDPE averaged 21% higher in the second quarter 2005 and 29% higher in the first six months of 2005 compared to the same periods in 2004. Ethylene and derivative sales volumes were 4% lower in the second quarter 2005 compared to the second quarter 2004 and 2% lower in the first six months of 2005 compared to the first six months of 2004.

Operating Income—Equistar had operating income of $197 million in the second quarter 2005 compared to $99 million in the second quarter 2004, and operating income of $586 million in the first six months of 2005 compared to $160 million in the first six months of 2004. The improvements were primarily due to higher product margins as a result of higher average sales prices, which more than offset significant increases in the costs of raw materials in the second quarter and first six months of 2005 compared to the same periods in 2004. However, the improvement was less pronounced in the second quarter 2005 than in the first quarter 2005 as sales prices weakened while crude oil and natural gas prices continued to escalate.

Net Income—Equistar had net income of $142 million in the second quarter 2005 compared to $43 million in the second quarter 2004, and $474 million in the first six months of 2005 compared to $48 million in the first six months of 2004. The improvements were primarily due to the increases in operating income in the second quarter and first six months of 2005 compared to the same periods in 2004.

Other Operating Items

Millennium’s flavors and fragrances business and operating expenses that are not identified with the reportable business segments are included in other operating losses.

Other operating losses were $10 million in the second quarter 2005 compared to $2 million in the second quarter 2004, and $17 million in the first six months of 2005 compared to $13 million in the first six months of 2004. The second quarter 2005 included $9 million of charges for estimated environmental remediation costs, pension benefits and an excise tax settlement, while the second quarter 2004 included $3 million of charges for estimated environmental remediation costs. Other operating losses in the first six months of 2005 included charges of $17 million for estimated environmental remediation costs, pension benefits, the excise tax settlement and for the reduction in value of an investment, while other operating losses in the first six months of 2004 included $12 million of charges for estimated environmental remediation costs.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $77 million in the first six months of 2005 and $47 million in the first six months of 2004. The increase in operating cash flow primarily reflected $140 million of distributions of earnings from Equistar in the first six months of 2005, which were partly offset by increases in the main components of working capital - receivables, inventories and payables.

A net increase in the main components of working capital – receivables, inventories and payables - used cash of $91 million in the first six months of 2005 compared to a net decrease in the first six months of 2004, which provided cash of $45 million. The changes were primarily due to inventories, which increased in the first six months of 2005, using cash of $75 million, and decreased in the first six months of 2004, providing cash of $80 million. In 2005, finished goods inventories increased as a result of lower than anticipated industry demand for TiO2, while raw material inventories increased as a key titanium ore supplier resumed normal operations following supply disruptions late in 2004. During the comparable period of 2004, inventories decreased as Millennium aggressively took advantage of strengthening TiO2 demand conditions to reduce finished goods inventories from high year-end 2003 levels.

Investing Activities—Investing activities used cash of $21 million in the first six months of 2005 and $23 million in the first six months of 2004 for capital expenditures. Planned capital spending in 2005 is projected to be approximately $85 million, primarily for base asset support and projects to improve manufacturing efficiency.

Financing Activities—Financing activities used cash of $20 million and $46 million in the first six months of 2005 and 2004, respectively.

In the first half of 2005, Millennium used $25 million to purchase $24 million of the 7% Senior Notes due 2006 and less than $1 million of the 9.25% Senior Notes due 2008. In July 2005, Millennium purchased an additional $27 million of the 7% Senior Notes and $1 million of the 9.25% Senior Notes. See “Liquidity and Capital Resources” regarding the May 2005 credit facility amendment, which permitted the purchases. Millennium intends to continue to reduce its indebtedness as market conditions permit. In February 2005, Millennium received a contribution of $6 million from Lyondell.

In the first six months of 2004, cash was used to prepay $55 million of debt, while cash proceeds from stock option exercises were $9 million.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly leveraged. As of June 30, 2005, total debt, including current maturities, was $1,377 million, which is substantially all of its capitalization. At June 30, 2005, Millennium had $125 million of unused availability under its $150 million secured revolving credit facility, which matures in June 2006. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facility, which totaled $25 million as of June 30, 2005. Millennium is in the process of refinancing its revolving credit facility to extend the maturity and to add an Australian term loan to facilitate the repatriation during 2005 of approximately $225 million of non-U.S. earnings. The repatriated funds will primarily be used to reduce Millennium indebtedness. The refinancing is expected to close in the third quarter 2005.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. In addition, Equistar’s ability to make distributions to its owners, including Millennium, may be affected by an additional interest requirement in certain of Equistar’s indentures. In the second quarter 2005 Equistar made cash distributions to its owners, and Millennium received $140 million from Equistar during that period. Equistar did not make distributions to its owners in the first six months 2004.

Millennium’s ability to pay or refinance its debt also may depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Millennium believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from Equistar and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Millennium’s debt rating from B+ to BB- and gave Millennium a positive outlook. According to S&P, the rating action reflected favorable prospects over the intermediate term and the assumption that management will continue to prioritize debt reduction.

The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued contain restrictive covenants and the credit facility requires Millennium to maintain specified financial ratios. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants and financial ratios, as described in Item 7 of Millennium’s Annual Report on Form 10K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005, except as a result of two amendments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, Millennium obtained an amendment to its credit facility in May 2005 to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes, or similar instruments.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the Debentures, as described in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the Debentures continued to be convertible at a conversion rate of 71.01 Lyondell shares per one thousand dollar principal amount of the Debentures. As of June 30, 2005, none of the Debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants and financial ratios under its debt agreements as of June 30, 2005.

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s off-balance sheet arrangements did not materially change in the six months ended June 30, 2005.

CURRENT BUSINESS OUTLOOK

Thus far in the third quarter 2005, market conditions for TiO2 are relatively unchanged from the second quarter 2005, reflecting weaker than anticipated demand. Millennium is reducing TiO2 plant operating rates to reduce inventory levels, which will negatively impact earnings while benefiting cash flow. Millennium anticipates that, over the coming years, continued growth in the global economy with minimal new TiO2 capacity additions will result in stronger TiO2 performance.

Third quarter 2005 market conditions for Equistar’s products have strengthened after reaching a low point in late June 2005. However, given the volatility of global markets, it is difficult to quantify the pace and magnitude of the improvement from the June 2005 low point. Industry and economic fundamentals remain strong, reflecting continued growth in the global economy, growing Chinese demand for chemicals and plastics, delays in adding new Middle East chemical plant capacity, and strong global demand for gasoline, diesel fuel and their components. These fundamentals, together with industry performance over the past several quarters, indicate continued strong performance over the coming years.

ANTICIPATED ACCOUNTING CHANGES

Millennium will be required to apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Millennium to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Millennium currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed less than $1 million for each of the three- and six-month periods ended June 30, 2005 and 2004. Millennium does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material impact on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Millennium will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Millennium does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Millennium. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Millennium is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Millennium’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2005, except as discussed below.

Foreign Exchange Risk

Millennium selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At June 30, 2005, the amount of foreign currency forward and swap contracts outstanding and, consequently, Millennium’s related exposure to foreign exchange rate fluctuations was not material.

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

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

On November 30, 2004, Millennium became a wholly owned subsidiary of Lyondell. As a result of the acquisition of Millennium by Lyondell, Millennium’s Board of Directors and executive management were replaced with a new Board of Directors and a new executive management team. There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting. However, Lyondell and Millennium continue to integrate Millennium’s internal control over financial reporting into the Lyondell control processes. During the integration process, key Millennium controls that have been in place historically are being maintained, while supplementing such controls with key elements of the Lyondell control framework.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. A new trial date of September 19, 2005 has been set in the State of Rhode Island v. Lead Industries Association, Inc., et al. case. The court in City of Chicago v. American Cyanamid Company, et al. entered summary judgment on behalf of all defendants, and notices of appeal had been filed. On May 25, 2005, the Illinois Supreme Court denied the City of Chicago’s petition for leave to appeal in City of Chicago v. American Cyanamid Company, et al.

Legal proceedings were brought in Texas relating to lead pigment and lead-based paint. These cases have been held in abeyance pending the results of an appeal of the trial court’s decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. NL Industries, Inc. During the period that these cases have been inactive, Millennium has not incurred defense costs. In 2004, the Texas Court of Appeals affirmed the trial court’s order granting the motion for summary judgment in favor of this defendant. On May 31, 2005 and on July 6, 2005, Millennium received plaintiffs’ notice of non-suit in the Harris County v. Lead Industries Association, et al. matter and in the Liberty Independent School District v. Lead Industries Association, et al. matter, respectively. The only one of these Texas cases that is still pending is Brownsville Independent School District v. Lead Industries Association, Inc., et al.

On July 15, 2005, the Wisconsin Supreme Court in Steven Thomas, et al. v. Lead Industries Association, Inc., et al. reversed the trial and appellate courts and ruled that the plaintiff could proceed against the defendants on a risk-contribution theory. The court affirmed the lower courts’ decisions dismissing the plaintiff’s claims of civil conspiracy and enterprise liability.

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

Millennium Chemicals Inc.

Dated: August 5, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)