Form 10-Q
period 2005-09-30
MILLENNIUM CHEMICALS INC
filed 2005-11-09
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Greenville Crossing, 4001 Kennett Pike Suite 238, Greenville, Delaware	19807
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for the registrant’s equity securities.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Sales and other operating revenues	$489	$480	$1,457	$1,433

Operating costs and expenses
Cost of sales	448	393	1,237	1,233
Selling, general and administrative expenses	77	34	165	110
Research and development expenses	5	5	17	15
Business combination costs	2	1	2	5
Asset impairments	3	3	8	11

Operating income (loss)	(46)	44	28	59

Interest expense	(31)	(26)	(88)	(78)
Interest income	7	2	15	5
Other income (expense), net	(18)	1	(22)	3

Income (loss) before equity investment, minority interest and income taxes	(88)	21	(67)	(11)
Income (loss) from equity investment in Equistar	(8)	22	132	36

Income (loss) before income taxes and minority interest	(96)	43	65	25
Provision for (benefit from) income taxes	(26)	14	31	13

Income (loss) before minority interest	(70)	29	34	12
Minority interest	(2)	(2)	(4)	(5)

Net income (loss)	$(72)	$27	$30	$7

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$178	$344
Accounts receivable:
Trade, net	325	318
Related parties	14	—
Inventories	425	414
Prepaid expenses and other current assets	88	79

Total current assets	1,030	1,155

Property, plant and equipment, net	659	707
Investment in Equistar Chemicals, LP	448	457
Goodwill, net	104	104
Other assets, net	94	107

Total assets	$2,335	$2,530

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$6	$7
Accounts payable:
Trade	218	262
Related parties	38	29
Accrued liabilities	125	156

Total current liabilities	387	454
Long-term debt	1,156	1,398
Other liabilities	621	536
Deferred income taxes	171	164
Commitments and contingencies
Minority interest	46	33
Stockholder’s deficit:
Common stock, $0.01 par value, 100,000,000 shares authorized, 66,135,816 shares issued	1	1
Additional paid-in capital	1,175	1,169
Retained deficit	(996)	(1,026)
Accumulated other comprehensive loss	(132)	(105)
Treasury stock, at cost, 4,799,694 shares	(94)	(94)

Total stockholder’s deficit	(46)	(55)

Total liabilities and stockholder’s deficit	$2,335	$2,530

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income	$30	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	84
Asset impairments	8	11
Income from equity investment in Equistar	(132)	(36)
Distributions of earnings from Equistar	132	30
Deferred income taxes	(18)	6
Debt prepayment premiums and charges	10	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(23)	(64)
Inventories	(19)	87
Accounts payable	(25)	33
Other, net	71	16

Net cash provided by operating activities	116	174

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34)	(38)
Distributions from affiliates in excess of earnings	8	—
Other	—	1

Net cash used in investing activities	(26)	(37)

Cash flows from financing activities:
Repayment of long term debt	(349)	(83)
Issuance of long term debt	99	28
Contribution from affiliate	6	—
Distributions to minority interests	(5)	—
Proceeds from exercise of stock options	—	15
Other	(1)	—

Net cash used in financing activities	(250)	(40)

Effect of exchange rate changes on cash	(6)	7

(Decrease) increase in cash and cash equivalents	(166)	104
Cash and cash equivalents at beginning of period	344	209

Cash and cash equivalents at end of period	$178	$313

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

3. Hurricane Effects

During the third quarter 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in the third quarter 2005, including Millennium’s equity interest in Equistar Chemicals, LP (“Equistar”), reflects charges totaling $8 million before tax, representing Millennium’s exposure to industry losses expected to be underwritten by an industry insurance consortium, primarily resulting from hurricane damages in the third quarter.

Also, as a result of Hurricane Rita, Millennium incurred various costs, including Millennium’s equity interest in Equistar, that will be subject to insurance reimbursements. Such costs include costs incurred in conjunction with suspending operations at substantially all of Millennium’s and Equistar’s Gulf Coast plants, minor damage to facilities, and costs to restore operations. Expenses reflected in income in the third quarter 2005, including Millennium’s equity interest in Equistar, were not material. Additional amounts, including damage to facilities, cannot be estimated at this time, and are expected to be reimbursed through insurance.

4. Accounting Changes

Exchanges of Nonmonetary Assets—Effective July 1, 2005, Millennium implemented Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Millennium’s application of SFAS No. 153 had no material impact on its financial statements.

Asset Retirement Obligations—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. FIN No. 47 is effective in the fourth quarter of 2005. Millennium is currently evaluating the impact of adopting this interpretation.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Employee Stock Options

SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, encourages, but does not require, a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in Millennium’s financial statements. Millennium accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma compensation expense related to stock options for each of the three- and nine-month periods ended September 30, 2005 and 2004 was less than $1 million.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Millennium will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Millennium to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Millennium currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed by less than $1 million for each of the three- and nine-month periods ended September 30, 2005 and 2004. Millennium does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material effect on its financial statements.

6. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $3 million and $8 million for the three and nine months ended September 30, 2005, respectively, and $3 million and $11 million for the three and nine months ended September 30, 2004, respectively, were reflected in impairment charges. At September 30, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

7. Investment in Equistar Chemicals, LP

Equistar is owned 70.5% by Lyondell and 29.5% by Millennium. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly owned subsidiaries of Lyondell. Millennium accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$1,880	$1,490
Property, plant and equipment, net	3,079	3,167
Investments and other assets, net	423	417

Total assets	$5,382	$5,074

Current maturities of long-term debt	$150	$1
Other current liabilities	1,133	805
Long-term debt	2,161	2,312
Other liabilities and deferred revenues	408	395
Partners’ capital	1,530	1,561

Total liabilities and partners’ capital	$5,382	$5,074

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$2,867	$2,439	$8,428	$6,500
Cost of sales	2,776	2,255	7,640	6,063
Selling, general and administrative expenses	52	47	146	129
Research and development expenses	8	8	25	23
Gain on asset dispositions	—	—	—	(4)

Operating income	31	129	617	289
Interest expense, net	(56)	(55)	(164)	(165)
Other expense, net	(3)	(2)	(7)	(4)

Net income (loss)	$(28)	$72	$446	$120

OTHER INFORMATION
Depreciation and amortization	$79	$81	$238	$234
Expenditures for property, plant and equipment	34	28	103	69

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Finished goods	$230	$243
Work-in-process	35	31
Raw materials	100	80
Materials and supplies	60	60

Total inventories	$425	$414

9. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2005	December 31, 2004
Land	$28	$29
Manufacturing facilities and equipment	1,536	1,560
Construction in progress	70	76

Total property, plant and equipment	1,634	1,665
Less accumulated depreciation	(975)	(958)

Property, plant and equipment, net	$659	$707

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$21	$20	$63	$61
Turnaround costs	3	3	6	8
Software costs	3	4	8	11
Other	2	1	5	4

Total depreciation and amortization	$29	$28	$82	$84

10. Accounts Payable

Accounts payable at September 30, 2005 and December 31, 2004 included liabilities in the amounts of $3 million and $4 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Bank Credit Facilities:
$150 million senior secured revolving credit facility	$—	$—
Australian senior secured term loan due 2010	100	—
Other debt obligations:
Senior Notes due 2006, 7%	167	500
Senior Notes due 2008, 9.25%	469	471
Senior Debentures due 2026, 7.625%	250	250
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	24	26
Other	(1)	4
Unamortized premium, net	3	4

Total	1,162	1,405
Less current maturities	(6)	(7)

Total long-term debt, net	$1,156	$1,398

On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its $150 million credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, in May 2005, Millennium obtained an amendment to its $150 million credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. In August 2005, Millennium amended and restated the $150 million credit facility, replacing it with new credit facilities that consist of a $125 million U.S. secured revolving credit facility, a $25 million Australian secured revolving credit facility, and a $100 million Australian term loan, all of which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. There were $27 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of September 30, 2005. There was no outstanding borrowing under either revolving credit facility as of September 30, 2005. The U.S. revolving credit facility and the Australian term loan generally bear interest between LIBOR plus 1% to LIBOR plus 2%, as the case may be, based upon the Leverage Ratio, as defined, as of the most recent determination date. The Australian revolving credit facility generally bears interest based on the Australian Bank Bill Rate, as defined, plus between 1% to 2%, as the case may be, based upon the Leverage Ratio as of the most recent determination date.

The August 2005 Millennium amended and restated credit facilities contain various restrictive covenants and covenants that require Millennium to maintain specified financial ratios. The restrictive covenants, subject to exceptions, limit distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain payments, sales of assets, affiliate transactions and mergers. The financial ratio covenants require Millennium to maintain specified financial ratios. Specifically, Millennium is not permitted to allow (1) the Leverage Ratio, as defined, to be equal to or greater than 4.50 to 1.00 and (2) the Interest Coverage Ratio, as defined, for any period of four consecutive fiscal quarters to be less than (i) 1.75 to 1.00 for any such period ending prior to September 30, 2006, or (ii) 2.25 to 1.00 for any such period ending on or after September 30, 2006.

The obligations under the U.S. revolving credit facility, subject to permitted liens, are generally secured by Millennium’s equity interests in certain U.S. and non-U.S. subsidiaries, interests in Equistar and cash distributions made by Equistar, certain assets of Millennium and certain of its U.S. subsidiaries and guarantees by Millennium and certain U.S. subsidiaries.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The obligations under the Australian term loan and revolving credit facility, subject to permitted liens, are secured by Millennium’s equity interests in certain non-U.S. subsidiaries, substantially all of the assets of those subsidiaries, including cash and proceeds therefrom, and guarantees by Millennium and certain of its subsidiaries.

In September 2005, Millennium completed a cash tender offer for its 7% Senior Notes due 2006 and purchased $281 million principal amount of the notes at 102.622 percent of par. In addition, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006 and $2 million of the 9.25% Senior Notes due 2008.

Amortization of debt issuance costs of less than $1 million and $1 million in each of the three- and nine-month periods ended September 30, 2005 and 2004, respectively, is included in interest expense in the Consolidated Statements of Income.

12. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components:

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$2	$6	$5
Interest cost	11	2	31	8
Recognized return on plan assets	(13)	(2)	(36)	(6)
Actuarial and investment loss amortization	5	1	13	3
Net effect of settlements	1	—	1	—

Net periodic benefit cost	$6	$3	$15	$10

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$2	$6	$5
Interest cost	10	2	31	7
Recognized return on plan assets	(14)	(2)	(42)	(6)
Actuarial and investment loss amortization	3	1	8	3

Net periodic benefit cost	$1	$3	$3	$9

Net periodic other postretirement benefit costs, which pertain only to the U.S., were a net credit of $1 million in each of the three month periods ended September 30, 2005 and 2004 and $3 million in each of the nine month periods ended September 30, 2005 and 2004, as a result of a reduction of benefits and related prior service cost in 2004, which resulted in a net amortization credit of $4 million annually.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Income Taxes

The estimated annual effective income tax rate for 2005 was increased in the third quarter 2005, resulting in a year-to-date effective income tax rate of 51% compared to the 36% used previously. The estimated annual effective income tax rate for the first nine months of 2004 was 52%. The high estimated annual effective income tax rates in both periods primarily reflected operating losses of Millennium’s French subsidiaries with no related tax benefit.

14. Commitments and Contingencies

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

As of September 30, 2005, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, Millennium recognized a liability of $40 million at December 31, 2004, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study. During the three- and nine-month periods ended September 30, 2005, this liability was increased by $15 million and $19 million, respectively, to reflect new information obtained during the periods about expected costs of regulatory oversight, modeling, and other associated remediation costs. At September 30, 2005, the balance of this liability, net of related spending, was $57 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Millennium recognized a liability of $38 million as of December 31, 2004, primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the three- and nine-month periods ended September 30, 2005 by $4 million to reflect new information obtained during the periods regarding the probable costs associated with the remediation activity. At September 30, 2005, the balance of the liability, net of related spending, was $41 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the three- and nine-month periods ended September 30, 2005, regarding remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Millennium increased the estimated remediation liabilities for those sites by $20 million and $22 million, respectively. The balance of these liabilities at September 30, 2005 was $60 million.

Millennium’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $122 million as of December 31, 2004 and $158 million as of September 30, 2005. The liabilities for individual sites range from less than $1 million to $98 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

Millennium currently estimates that environmentally related capital expenditures at its facilities will be approximately $12 million in each of 2005 and 2006. These amounts include estimated expenditures related to emission control standards for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”), as discussed below.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Contingencies—Millennium is organized under the laws of Delaware and is subject to United States Federal income taxation of corporations. However, in 1996, in order to obtain clearance from the United Kingdom Inland Revenue as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson plc (“Hanson”) and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that Millennium would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Millennium agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. Effective February 4, 2002, Millennium ceased being centrally managed and controlled in the United Kingdom. Millennium believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period.

Indemnification—Millennium, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2005, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$(72)	$27	$30	$7
Other comprehensive income (loss):
Foreign currency translation	9	13	(26)	1
Derivative instruments	—	—	(1)	1

Total other comprehensive income (loss)	9	13	(27)	2

Comprehensive income (loss)	$(63)	$40	$3	$9

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment and Related Information

Millennium, a wholly owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium’s principal operations are part of two Lyondell business segments:

•	Inorganic chemicals, primarily TiO2 and related products, and

•	Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
For the three months ended September 30, 2005:
Sales and other operating revenues	$345	$119	$25	$489
Operating income (loss)	(7)	2	(41)	(46)
Loss from equity investment	—	(8)	—	(8)

For the three months ended September 30, 2004:
Sales and other operating revenues	$342	$115	$23	$480
Operating income (loss)	26	20	(2)	44
Income from equity investment	—	22	—	22

For the nine months ended September 30, 2005:
Sales and other operating revenues	$1,005	$381	$71	$1,457
Operating income (loss)	42	44	(58)	28
Income from equity investment	—	132	—	132

For the nine months ended September 30, 2004:
Sales and other operating revenues	$1,038	$322	$73	$1,433
Operating income (loss)	44	30	(15)	59
Income from equity investment	—	36	—	36

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of September 30, 2005 and December 31, 2004 and for the three- and nine-month periods ended September 30, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$425	$—	$425
Other current assets	1	85	519	—	605
Property, plant and equipment, net	—	—	659	—	659
Investment in Equistar Chemicals, LP	—	—	448	—	448
Investment in subsidiaries	107	97	—	(204)	—
Goodwill, net	—	—	104	—	104
Other assets, net	2	9	83	—	94
Due from parent and affiliates, net	—	459	—	(459)	—

Total assets	$110	$650	$2,238	$(663)	$2,335

Current maturities of long-term debt	$—	$—	$6	$—	$6
Other current liabilities	2	25	354	—	381
Long-term debt	150	891	115	—	1,156
Other liabilities	—	4	617	—	621
Deferred income taxes	—	—	171	—	171
Due to parent and affiliates, net	4	—	455	(459)	—

Total liabilities	156	920	1,718	(459)	2,335
Minority interest	—	—	46	—	46
Stockholder’s (deficit) equity	(46)	(270)	474	(204)	(46)

Total liabilities and stockholder’s (deficit) equity	$110	$650	$2,238	$(663)	$2,335

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$414	$—	$414
Other current assets	—	94	647	—	741
Property, plant and equipment, net	—	—	707	—	707
Investment in Equistar Chemicals, LP	—	—	457	—	457
Investment in subsidiaries	99	352	—	(451)	—
Goodwill, net	—	—	104	—	104
Other assets, net	3	7	97	—	107
Due from parent and affiliates, net	—	773	—	(773)	—

Total assets	$102	$1,226	$2,426	$(1,224)	$2,530

Current maturities of long-term debt	$—	$—	$7	$—	$7
Other current liabilities	1	9	437	—	447
Long-term debt	150	1,232	16	—	1,398
Other liabilities	—	1	535	—	536
Deferred income taxes	—	—	164	—	164
Due to parent and affiliates, net	6	—	767	(773)	—

Total liabilities	157	1,242	1,926	(773)	2,552
Minority interest	—	—	33	—	33
Stockholder’s (deficit) equity	(55)	(16)	467	(451)	(55)

Total liabilities and stockholder’s (deficit) equity	$102	$1,226	$2,426	$(1,224)	$2,530

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$489	$—	$489
Cost of sales	—	—	448	—	448
Selling, general and administrative expenses	—	—	77	—	77
Research and development expenses	—	—	5	—	5
Business combination costs	—	—	2	—	2
Asset impairments	—	—	3	—	3

Operating loss	—	—	(46)	—	(46)
Interest income (expense), net	(2)	(23)	1	—	(24)
Intercompany interest income (expense), net	—	30	(30)	—	—
Other expense, net	—	(9)	(11)	—	(20)
Loss from equity investment in Equistar	—	—	(8)	—	(8)
Equity income (loss) in subsidiaries	(71)	265	—	(194)	—
Benefit from income taxes	1	1	24	—	26

Net income (loss)	$(72)	$264	$(70)	$(194)	$(72)

STATEMENT OF INCOME For the Three Months Ended September 30, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$480	$—	$480
Cost of sales	—	—	393	—	393
Selling, general and administrative expenses	—	—	34	—	34
Research and development expenses	—	—	5	—	5
Business combination costs	—	—	1	—	1
Asset impairments	—	—	3	—	3

Operating income	—	—	44	—	44
Interest income (expense), net	(2)	(23)	1	—	(24)
Intercompany interest income (expense), net	—	25	(25)	—	—
Other expense, net	—	—	(1)	—	(1)
Income from equity investment in Equistar	—	—	22	—	22
Equity loss in subsidiaries	25	19	—	(44)	—
(Provision for) benefit from income taxes	4	(1)	(17)	—	(14)

Net income	$27	$20	$24	$(44)	$27

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$1,457	$—	$1,457
Cost of sales	—	—	1,237	—	1,237
Selling, general and administrative expenses	—	1	164	—	165
Research and development expenses	—	—	17	—	17
Business combination costs	—	—	2	—	2
Asset impairments	—	—	8	—	8

Operating income (loss)	—	(1)	29	—	28
Interest income (expense), net	(5)	(70)	2	—	(73)
Intercompany interest income (expense), net	—	83	(83)	—	—
Other expense, net	—	(10)	(16)	—	(26)
Income from equity investment in Equistar	—	—	132	—	132
Equity income in subsidiaries	33	357	—	(390)	—
(Provision for) benefit from income taxes	2	(1)	(32)	—	(31)

Net income	$30	$358	$32	$(390)	$30

STATEMENT OF INCOME For the Nine Months Ended September 30, 2004

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$1,433	$—	$1,433
Cost of sales	—	—	1,233	—	1,233
Selling, general and administrative expenses	—	1	109	—	110
Research and development expenses	—	—	15	—	15
Business combination costs	—	—	5	—	5
Asset impairments	—	—	11	—	11

Operating income (loss)	—	(1)	60	—	59
Interest income (expense), net	(5)	(70)	2	—	(73)
Intercompany interest income (expense), net	(1)	76	(75)	—	—
Other expense, net	—	—	(2)	—	(2)
Income from equity investment in Equistar	—	—	36	—	36
Equity income (loss) in subsidiaries	8	(4)	—	(4)	—
(Provision for) benefit from income taxes	5	(2)	(16)	—	(13)

Net income (loss)	$7	$(1)	$5	$(4)	$7

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$28	$92	$—	$116
Expenditures for property, plant and equipment	—	—	(34)	—	(34)
Distributions from affiliates in excess of earnings	—	—	8	—	8

Net cash used in investing activities	—	—	(26)	—	(26)

Repayment of long-term debt	—	(344)	(5)	—	(349)
Issuance of long-term debt	—	(2)	101	—	99
Contribution from affiliate	6	—	—	—	6
Distributions to minority interests	—	—	(5)	—	(5)
Intercompany (payments) receipts	(2)	314	(312)	—	—
Other	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	4	(32)	(222)	—	(250)

Effect of exchange rate changes on cash	—	—	(6)	—	(6)

Decrease in cash and cash equivalents	$—	$(4)	$(162)	$—	$(166)

STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2004
Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by operating activities	$1	$27	$146	$—	$174
Expenditures for property, plant and equipment	—	—	(38)	—	(38)
Other	—	—	1	—	1

Net cash used in investing activities	—	—	(37)	—	(37)

Repayment of long-term debt	—	(79)	(4)	—	(83)
Issuance of long-term debt	—	27	1	—	28
Proceeds from exercise of stock options	15	—	—	—	15
Intercompany (payments) receipts	(16)	108	(92)	—	—

Net cash provided by (used in) financing activities	(1)	56	(95)	—	(40)

Effect of exchange rate changes on cash	—	—	7	—	7

Increase in cash and cash equivalents	$—	$83	$21	$—	$104

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Millennium Chemicals Inc. (“Millennium”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2005 operating results to second quarter 2005 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

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

The TiO2 market experienced significantly weaker demand in the third quarter and first nine months of 2005, compared to the same periods in 2004.

Acetyls and Equistar’s products experienced improved profitability in the first nine months of 2005 compared to the same period in 2004. However, a rapid escalation in crude oil and natural gas prices in the third quarter 2005 resulted in significantly higher raw material and energy costs, putting pressure on product margins. Tight gasoline markets in the third quarter and first nine months of 2005 resulted in higher sales prices and margins for fuel-related products, compared to the already high levels experienced in the same 2004 periods.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices during the third quarter 2005. In addition, hurricane-related disruption of rail and pipeline traffic in the Gulf Coast area negatively affected shipments of raw materials and product. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast producers of TiO2 and ethylene suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Millennium’s and Equistar’s Gulf Coast plants experienced only minor hurricane damage; however, Millennium and Equistar suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during the third quarter 2005. These higher costs included charges related to participation in an industry insurance consortium totaling $8 million, including Millennium’s proportionate share of Equistar’s charges.

Operating results for the inorganic chemicals segment in the third quarter 2005 were negatively affected by weaker than anticipated demand for TiO2 and Millennium’s inventory reduction efforts, including reduced plant operating rates. This resulted in lower profitability compared to the third quarter 2004. Although Millennium’s September sales and production volumes were positively affected by the hurricane-related supply disruptions at other TiO2 producers’ facilities during part of the quarter, overall third quarter 2005 sales volumes were 6% lower compared to the same period in 2004, when the industry experienced stronger demand. As a result of Millennium’s inventory reduction efforts, inventory levels were reduced by 22% during the third quarter 2005. Operating results for the first nine months of 2005, compared to the same period in 2004, reflected higher average sales prices, which were partly offset by the effects of higher costs and lower sales volumes. Compared to the first nine months of 2004, sales prices averaged 12% higher, resulting in higher product margins and profitability in the first nine months of 2005. Sales volumes were 13% lower in the first nine months of 2005, reflecting weaker demand and Millennium’s 2004 efforts to reduce inventory levels through a strong volume push.

In the third quarter and first nine months of 2005, acetyls product margins were negatively affected by significantly higher natural gas prices compared to the third quarter and first nine months of 2004. In the first nine months of 2005, higher average sales prices more than offset the effect of higher prices for ethylene raw materials and natural gas compared to the same period in 2004. The aggregate sales volumes for VAM and acetic acid in the third quarter and first nine months of 2005 decreased 14% and 4%, respectively, compared to the same periods in 2004, as the third quarter 2005 sales volumes were affected by a weaker market and hurricane-related outages.

Equistar’s overall product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher sales prices offset higher raw material and energy costs. Third quarter 2005 operating results were negatively affected by lost production and higher costs related to the Gulf Coast hurricanes. For the first nine months of 2005, Equistar’s average product margins were higher compared to the same period in 2004, principally on the strength of product margins in the first quarter 2005. U.S. ethylene industry demand decreased an estimated 9% in the third quarter and 3% in the first nine months of 2005 compared to the same periods in 2004.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $489 million in the third quarter of 2005 were comparable to revenues of $480 million in the third quarter of 2004, while revenues of $1,457 million in the first nine months of 2005 were comparable to revenues of $1,433 million in the first nine months of 2004 as higher average sales prices were offset by lower sales volumes.

Cost of Sales—Costs of sales of $448 million increased 14% in the third quarter of 2005 compared to $393 million in the third quarter 2004, while cost of sales of $1,237 million in the first nine months of 2005 were comparable to $1,233 million in the first nine months of 2004. The increases in cost of sales were primarily due to the effect of higher raw material costs and reduced plant operating rates, partially offset by lower sales volumes primarily in the third quarter of 2005 compared to the third quarter of 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses were $77 million and $34 million for the third quarter 2005 and 2004, respectively, and $165 million and $110 million for the first nine months of 2005 and 2004, respectively. The increases were primarily attributable to increased provisions for environmental remediation costs and doubtful accounts, primarily in the third quarter of 2005, and to higher pension costs.

Asset Impairments—In the fourth quarter 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. Capital expenditures related to the Le Havre, France TiO2 manufacturing facility of $3 million in the third quarter each of 2005 and 2004 and $8 million and $11 million, respectively, in the first nine months of 2005 and 2004 were included in operating expense as asset impairment charges. See Note 6 to the Consolidated Financial Statements.

Operating Income (Loss)—Millennium had an operating loss of $46 million in the third quarter 2005 compared to operating income of $44 million in the third quarter 2004. The decrease in operating results was primarily due to lower product margins as higher sales prices were more than offset by higher raw material costs, the effects of lower operating rates, and higher provisions for environmental remediation costs. Third quarter 2005 operating results were also negatively impacted by the effects of the U.S. Gulf Coast hurricanes.

Millennium’s operating income was $28 million in the first nine months of 2005 compared to $59 million in the first nine months of 2004. The decrease in operating income was primarily due to higher provisions for environmental remediation costs and lower sales volumes, partially offset by higher product margins as higher average sales prices more than offset higher raw material costs.

Other Income (Expense), Net—Millennium had net other expense of $18 million and $22 million in the third quarter and first nine months of 2005, respectively, compared to net other income of $1 million and $3 million, respectively, in the third quarter and first nine months of 2004. The third quarter 2005 included foreign exchange losses of $8 million, and $10 million of prepayments premiums and write-offs of unamortized debt issuance costs primarily related to Millennium’s 7% Senior Notes due 2006. The first nine months of 2005 included $10 million of charges related primarily to reduction in the value of certain investments and the $10 million of charges related to debt reduction. The first nine months of 2004 included $4 million of foreign exchange gains.

Income (Loss) from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in a loss of $8 million in the third quarter 2005 compared to income of $22 million in the third quarter 2004, and income of $132 million in the first nine months of 2005 compared to income of $36 million in the first nine months of 2004. The decrease in the third quarter 2005 was primarily due to lost production and higher costs related to the U.S. Gulf Coast hurricanes. Hurricane-related costs included $15 million of insurance-related charges, of which Millennium’s proportionate share was $4 million. Equistar’s product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher average sales prices offset higher raw material and energy costs. The improvement in the first nine months of 2005 was primarily the result of Equistar’s higher average product margins compared to the same period in 2004, principally on the strength of product margins in the first quarter 2005. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The estimated annual effective income tax rate for 2005 was increased in the third quarter 2005, resulting in a year-to-date effective income tax rate of 51% compared to the 36% used previously. The estimated annual effective income tax rate for the first nine months of 2004 was 52%. The high estimated annual effective income tax rates in both periods primarily reflected operating losses of Millennium’s French subsidiaries with no related tax benefit.

Net Income (Loss)—Millennium had a net loss of $72 million in the third quarter 2005 and net income of $27 million in the third quarter 2004. The decrease primarily reflected after-tax decreases of $59 million in Millennium’s operating results and $20 million in income from Millennium’s equity investment in Equistar compared to the third quarter 2004, as well as net other expense of $12 million after tax.

Millennium had net income of $30 million in first nine months of 2005 and $7 million in the first nine months of 2004. The improvement was primarily the result of after-tax increases of $62 million in income from Millennium’s equity investment in Equistar offset by an after-tax decrease of $20 million in Millennium’s operating income and an after-tax increase of $16 million in net other expense compared to the first nine months of 2004.

Third Quarter 2005 versus Second Quarter 2005

Millennium had a net loss of $72 million in the third quarter 2005 and net income of $38 million in the second quarter 2005. The decrease in the third quarter 2005 compared to the second quarter 2005 primarily reflected lower average sales prices and higher costs, including, on an after-tax basis, $33 million related to inventory reduction efforts and environmental remediation costs and $6 million related to debt retirement, as well as $33 million after-tax in lower income from Millennium’s equity investment in Equistar.

Segment Analysis

The following tables reflect summarized financial information for Millennium’s business segments and selected sales volume data, including inter-segment sales volumes.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Revenues:
Inorganic chemicals segment	$345	$342	$1,005	$1,038
EC&D segment – acetyls business	119	115	381	322

Operating income (loss):
Inorganic chemicals segment	(7)	26	42	44
EC&D segment – acetyls business	2	20	44	30
Other operating loss	(41)	(2)	(58)	(15)

Income (loss) from equity investment in Equistar	(8)	22	132	36

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	160	170	456	524
EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	169	226	560	654
Acetic acid (pounds)	137	128	423	371
Methanol (gallons)	20	16	53	39

Inorganic Chemicals Segment

Revenues—Revenues of $345 million in the third quarter 2005 were comparable to revenues of $342 million in the third quarter 2004, while revenues of $1,005 million in the first nine months of 2005 decreased 3% compared to revenues of $1,038 million in the first nine months of 2004. The decrease reflected lower sales volumes partially offset by higher average U.S. dollar sales prices. Sales volumes in the third quarter and first nine months of 2005 decreased by 6% and 13%, respectively. Average U.S. dollar sales prices increased by 9% and 12%, respectively, compared to the third quarter and first nine months of 2004.

Operating Income (Loss)—The Inorganic Chemicals segment had an operating loss in the third quarter 2005 of $7 million compared to operating income of $26 million in the third quarter 2004. The decrease of $33 million was primarily attributable to higher manufacturing and other costs of $50 million, a $5 million provision for doubtful accounts receivable and a $5 million effect of lower sales volumes, partially offset by the effect of higher average sales prices of $27 million. The higher manufacturing and other costs were a result of higher utility and raw material costs and the effect of reduced plant operating rates.

Operating income in the first nine months of 2005 of $42 million was comparable to $44 million in the first nine months of 2004. Higher manufacturing and other costs of sales of $81 million and a $22 million negative effect from lower sales volumes was substantially offset by higher average sales prices of $101 million.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $119 million in the third quarter 2005 increased 3% compared to revenues of $115 million in the third quarter 2004, while revenues of $381 million in the first nine months of 2005 increased 18% compared to $322 million in the first nine months of 2004. The increases reflected higher average sales prices, partially offset by lower sales volumes in the third quarter and first nine months of 2005. The average U.S. dollar prices for VAM and acetic acid were 15% higher and 21% higher, respectively, in the third quarter and first nine months of 2005 compared to the same periods in 2004. The aggregate sales volumes for VAM and acetic acid decreased by 14% and 4%, respectively, in the third quarter 2005 and first nine months of 2005 compared to the 2004 periods.

Operating Income—The acetyls business had operating income of $2 million in the third quarter 2005 compared to operating income of $20 million in the third quarter 2004. The $18 million decrease was primarily attributable to $28 million of higher cost of sales as a result of higher raw material and energy costs, particularly natural gas and ethylene, and a $3 million negative effect of lower sales volumes, partially offset by higher average sales prices of $13 million.

Operating income was $44 million in the first nine months of 2005 compared to $30 million in the first nine months of 2004. The $14 million increase was primarily attributable to higher average sales prices of $67 million and a $4 million favorable effect of sales volumes, partially offset by $57 million of higher cost of sales as a result of higher raw material and energy costs.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily ethylene, propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate. As a result of the acquisition of Millennium by Lyondell on November 30, 2004, Equistar become a wholly owned subsidiary of Lyondell. Millennium continues to hold a 29.5% equity interest in Equistar. The following discussion of Equistar’s operations is on a 100% basis.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Equistar produces and sells. Ethylene and natural gas are key raw materials for the acetyls business. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude-oil based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision.

	Average Benchmark Prices
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	63.07	43.87	55.25	39.12
Natural gas – dollars per million BTUs	8.00	5.68	6.85	5.62
Weighted average cost of ethylene production– cents per pound	33.46	24.58	27.49	22.50
Ethylene – cents per pound	41.17	32.83	40.33	31.94
Propylene – cents per pound	35.50	30.83	38.39	29.67

Raw material and energy costs in the third quarter and first nine months of 2005 were higher compared to the same periods in 2004 with significant escalation of crude oil and natural gas prices occurring in the third quarter 2005.

Revenues—Equistar’s revenues of $2,867 million in the third quarter 2005 increased 18% compared to revenues of $2,439 million in the third quarter 2004, while revenues of $8,428 million in the first nine months of 2005 increased 30% compared to revenues of $6,500 million in the first nine months of 2004. The increases in the 2005 periods reflected higher average sales prices, particularly for fuel-related products in the third quarter 2005, partially offset by lower sales volumes. As noted in the table below, benchmark sales prices for ethylene and HDPE averaged significantly higher in the third quarter 2005 and first nine months of 2005 compared to the same periods in 2004, while benzene averaged significantly higher in the first nine months of 2005 compared to the corresponding period in 2004.

	Average Benchmark Price
	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Ethylene – cents per pound	41.17	32.83	25%	40.33	31.94	26%
Benzene – cents per gallon	282.50	362.33	(22)%	301.72	264.39	14%
HDPE – cents per pound	68.50	60.17	14%	69.17	55.94	24%

Ethylene and derivative sales volumes were 6% lower in the third quarter 2005 compared to the third quarter 2004 and 3% lower in the first nine months of 2005 compared to the first nine months of 2004. Sales volumes were affected by hurricane-related disruptions in the third quarter 2005 and lower ethylene demand, especially in the third quarter 2005 compared to the third quarter 2004.

Net Income (Loss)—Equistar had a net loss of $28 million in the third quarter 2005 compared to net income of $72 million in the third quarter 2004. The decrease was primarily due to lost production and higher costs related to the U.S. Gulf Coast hurricanes. Hurricane-related costs included $15 million of insurance-related charges. Product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher average sales prices offset raw material and energy cost increases. Equistar had net income of $446 million in the first nine months of 2005 compared to $120 million in the first nine months of 2004. The $326 million improvement was primarily the result of higher average product margins, principally in the first quarter 2005.

Other Operating Items

Millennium’s flavors and fragrances business and operating expenses that are not identified with the reportable business segments are included in other operating losses.

Other operating losses were $41 million in the third quarter 2005 compared to $2 million in the third quarter 2004, and $58 million in the first nine months of 2005 compared to $15 million in the first nine months of 2004. The third quarter 2005 included $39 million of charges for estimated environmental remediation costs, while the third quarter 2004 included $2 million of charges for estimated environmental remediation costs. Other operating losses in the first nine months of 2005 included charges of $56 million for estimated environmental remediation costs, pension benefits, an excise tax settlement and for the reduction in value of an investment, while other operating losses in the first nine months of 2004 included $14 million of charges for estimated environmental remediation costs.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $116 million in the first nine months of 2005 and $174 million in the first nine months of 2004. The decrease in operating cash flow primarily reflected increases in the main components of working capital—receivables, inventories and payables—and increased losses, which were partly offset by higher distributions of earnings from Equistar in the first nine months of 2005. Also, other changes in assets and liabilities reflect provisions of $45 million for estimated increases in future environmental remediation expenditures.

An increase in the main components of working capital—receivables, inventories and payables—used cash of $67 million in the first nine months of 2005 compared to a net decrease in the first nine months of 2004, which provided cash of $56 million. The 2005 increase reflected an increase in accounts receivable balances, reflecting higher average sales prices, and a decrease in accounts payable balances.

Investing Activities—Investing activities used cash of $26 million in the first nine months of 2005 and $37 million in the first nine months of 2004 primarily for capital expenditures.

Financing Activities—Financing activities used cash of $250 million and $40 million in the first nine months of 2005 and 2004, respectively.

In August 2005, Millennium amended and restated the $150 million credit facility with new credit facilities that consist of a $125 million U.S. secured revolving credit facility, a $25 million Australian secured revolving credit facility, and a $100 million Australian senior secured term loan, all of which mature in August 2010. See “Liquidity and Capital Resources” for a description of the new credit facilities. The U.S. revolving credit facility and the Australian revolving credit facility will be used for liquidity and general corporate purposes. The Australian term loan facilitated the repatriation of approximately $259 million of non-U.S. earnings during the first nine months of 2005. The repatriated funds were used to reduce Millennium indebtedness as discussed below.

In September 2005, Millennium completed a cash tender offer for its 7% Senior Notes due 2006 and purchased $281 million principal amount of the notes at 102.622 percent of par. Also, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006 and $2 million of the 9.25% Senior Notes due 2008. See “Liquidity and Capital Resources” regarding the May 2005 credit facility amendment, which permitted the purchases. Millennium intends to continue to reduce its indebtedness as market conditions permit.

Millennium paid a cash dividend totaling $5 million to its minority interest shareholders during the third quarter 2005; and in February 2005, received a contribution of $6 million from Lyondell.

In the first nine months of 2004, Millennium prepaid $55 million of debt, while cash proceeds from stock option exercises were $15 million.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly leveraged. As of September 30, 2005, total debt, including current maturities, was $1,162 million, which is substantially all of its capitalization.

Availability under the $125 million U.S. secured revolving credit facility and the $25 million Australian secured revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facilities. There were $27 million of outstanding letters of credit under the U.S. revolving credit facility and none that were outstanding under the Australian revolving credit facility as of September 30, 2005. There was no outstanding borrowing under either revolving credit facility as of September 30, 2005.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. In addition, Equistar’s ability to make distributions to its owners, including Millennium, may be affected by an additional interest requirement in certain of Equistar’s indentures. Millennium received $140 million and $30 million, respectively, of distributions from Equistar during the first nine months of 2005 and 2004.

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

On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its $150 million credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, Millennium obtained an amendment to its $150 million credit facility in May 2005 to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes, or similar instruments.

The August 2005 Millennium amended and restated credit facilities contain various restrictive covenants and covenants that require Millennium to maintain specified financial ratios. The restrictive covenants, subject to exceptions, limit distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain payments, sales of assets, affiliate transactions and mergers. The financial ratio covenants require Millennium to maintain specified financial ratios. Specifically, Millennium is not permitted to allow (1) the Leverage Ratio, as defined, to be equal to or greater than 4.50 to 1.00 and (2) the Interest Coverage Ratio, as defined, for any period of four consecutive fiscal quarters to be less than (i) 1.75 to 1.00 for any such period ending prior to September 30, 2006, or (ii) 2.25 to 1.00 for any such period ending on or after September 30, 2006.

The covenants in the indenture under which Millennium’s 7% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued also contain restrictive covenants. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants, as described in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the Debentures, as described in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the Debentures continued to be convertible at a conversion rate of 71.01 Lyondell shares per one thousand dollar principal amount of the Debentures. As of September 30, 2005, none of the Debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of September 30, 2005.

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2005.

CURRENT BUSINESS OUTLOOK

Millennium’s TiO2 business has benefited from hurricane-related outages at the Gulf Coast facilities of two other TiO2 producers. Millennium anticipates that continued growth in the global economy with minimal new capacity additions will result in stronger TiO2 performance over the coming years.

Thus far in the fourth quarter 2005, sales prices for acetyls and most of Equistar’s chemical products have increased in response to both increased costs and tight supply/demand balances. At Equistar, high natural gas costs and strong co-product markets favor its crude oil-based raw material economics. Equistar’s major plants are operating at or near full capacity, and it is well positioned to respond to post-hurricane supply/demand tightness. The pressures and uncertainties caused by extremely high and volatile raw material costs continue to be a concern, but are somewhat mitigated by Equistar’s greater reliance on crude oil-based, rather than natural gas-based, raw materials.

ANTICIPATED ACCOUNTING CHANGES

Employee Stock Options—Millennium will be required to apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Millennium to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Millennium currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have changed less than $1 million for each of the three- and nine-month periods ended September 30, 2005 and 2004. Millennium does not expect the impact of adopting SFAS No. 123 (revised 2004) to have a material impact on its financial statements.

Asset Retirement Obligations—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. FIN No. 47 is effective in the fourth quarter of 2005. Millennium is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Millennium’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Millennium’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2005, except as discussed below.

Foreign Exchange Risk

Millennium selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. At September 30, 2005, the amount of foreign currency forward and swap contracts outstanding and, consequently, Millennium’s related exposure to foreign exchange rate fluctuations was not material.

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

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

Under current regulations, Millennium would be required to include in its Annual Report on Form 10-K for the year ending December 31, 2005 a report on management’s assessment of the effectiveness of Millennium’s internal control over financial reporting (an “Internal Control Report”) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. As part of the process of preparing to include an Internal Control Report, Millennium initiated in 2003 a review of its internal control over financial reporting. This review now is being conducted under the direction of Millennium’s new management team. As a result, the new management team has made improvements, as described above, to Millennium’s internal control through the date of the filing of this Quarterly Report on Form 10-Q as part of this review. Millennium anticipates that improvements will continue to be made as part of the ongoing review.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. On August 17, 2005, the Superior Court of New Jersey, Appellate Division in In Re Lead Paint Litigation upheld the lower court’s dismissal of plaintiffs’ claims except for the public nuisance claim. On September 16, 2005, Millennium and the other defendants filed a joint petition to the New Jersey Supreme Court seeking review of the Appellate Division’s decision regarding the public nuisance claim. Angel T. Evans, et al. v. Atlantic Richfield Company, et al. was filed in the Milwaukee County, Wisconsin, Circuit Court on October 19, 2005. A new trial date of November 1, 2005 has been set in the State of Rhode Island v. Lead Industries Association, Inc., et al. case.

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

Millennium Chemicals Inc.

Dated: November 9, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)