Form 10-Q
period 2006-03-31
MILLENNIUM CHEMICALS INC
filed 2006-05-04
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Check one):     Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of March 31, 2006: 61,336,122. There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2006	2005
Sales and other operating revenues
Trade	$467	$440
Related parties	17	13

	484	453
Operating costs and expenses
Cost of sales	438	365
Selling, general and administrative expenses	36	43
Research and development expenses	6	6
Asset impairments	2	2

	482	416

Operating income	2	37

Interest expense	(34)	(28)
Interest income	2	4
Other expense, net	(9)	(9)

Income (loss) before equity investment, minority interest and income taxes	(39)	4
Income from equity investment in Equistar	75	98

Income before income taxes and minority interest	36	102
Provision for income taxes	2	37

Income before minority interest	34	65
Minority interest	(1)	(1)

Net income	$33	$64

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$99	$279
Accounts receivable:
Trade, net	338	331
Related parties	28	30
Inventories	427	429
Prepaid expenses and other current assets	107	79

Total current assets	999	1,148

Property, plant and equipment, net	649	647
Investments in Equistar Chemicals, LP	480	464
Goodwill, net	104	104
Other assets, net	105	110

Total assets	$2,337	$2,473

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$21	$169
Accounts payable:
Trade	272	305
Related parties	70	62
Accrued liabilities	169	156

Total current liabilities	532	692
Long-term debt	873	966
Other liabilities	647	644
Deferred income taxes	229	167
Commitments and contingencies
Minority interests	46	42
Stockholder’s equity (deficit)
Common stock, $0.01 par value, 100,000,000 shares authorized, 66,135,816 shares issued	1	1
Additional paid-in capital	1,175	1,175
Retained deficit	(966)	(999)
Accumulated other comprehensive loss	(110)	(125)
Treasury stock, at cost, (4,799,694 shares issued)	(90)	(90)

Total stockholder’s equity (deficit)	10	(38)

Total liabilities and stockholder’s equity (deficit)	$2,337	$2,473

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$33	$64
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27	26
Asset impairments	2	2
Equity investment in Equistar -
Amount included in net income	(75)	(98)
Distribution of earnings	59	—
Deferred income taxes	—	9
Debt prepayment premiums and charges	7	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2)	(14)
Inventories	7	(64)
Accounts payable	(30)	24
Other, net	44	21

Net cash provided by (used in) operating activities	72	(30)

Cash flows from investing activities
Expenditures for property, plant and equipment	(11)	(9)

Net cash used in investing activities	(11)	(9)

Cash flows from financing activities
Repayment of long-term debt	(244)	—
Contribution from affiliate	—	6
Other, net	2	—

Net cash provided by (used in) financing activities	(242)	6

Effect of exchange rate changes on cash	1	(2)

Decrease in cash and cash equivalents	(180)	(35)
Cash and cash equivalents at beginning of period	279	344

Cash and cash equivalents at end of period	$99	$309

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (collectively “Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Millennium Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current period presentation.

2. Company Ownership

On November 30, 2004, Lyondell Chemical Company (“Lyondell”) acquired Millennium in a stock-for-stock business combination. As a result of the business combination, Millennium is a wholly-owned subsidiary of Lyondell. The consolidated financial statements of Millennium reflect its historical cost basis and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell.

3. Accounting and Reporting Changes

Effective January 1, 2006, Millennium adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. As a result of its acquisition by Lyondell, Millennium’s use of share-based payment arrangements is minimal, and, consequently, the application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Millennium does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

4. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $2 million for each of the three months ended March 31, 2006 and 2005 were reflected in asset impairments. At March 31, 2006 and December 31, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investment in Equistar Chemicals, LP

Equistar Chemicals, LP (“Equistar”) is owned 70.5% by Lyondell and 29.5% by Millennium. As a result of Lyondell’s acquisition of Millennium in 2004, Millennium and Equistar are wholly-owned subsidiaries of Lyondell. Millennium accounts for its investment in Equistar using the equity method. As a partnership, Equistar is not subject to federal income taxes.

The consolidated financial statements of Equistar reflect its historical cost basis and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	March 31, 2006	December 31, 2005
BALANCE SHEETS
Total current assets	$1,769	$1,849
Property, plant and equipment, net	3,022	3,063
Investments and other assets, net	391	408

Total assets	$5,182	$5,320

Current maturities of long-term debt	$—	$150
Other current liabilities	964	1,010
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	419	416
Partners’ capital	1,639	1,583

Total liabilities and partners’ capital	$5,182	$5,320

	For the three months ended March 31,
Millions of dollars	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$3,036	$2,861
Cost of sales	2,670	2,417
Selling, general and administrative expenses	48	50
Research and development expenses	8	8

Operating income	310	386
Interest expense, net	(53)	(54)
Other expense, net	(1)	—

Net income	$256	$332

OTHER INFORMATION
Depreciation and amortization	$82	$79
Expenditures for property, plant and equipment	22	35

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
Finished goods	$225	$223
Work-in-process	40	40
Raw materials	100	106
Materials and supplies	62	60

Total inventories	$427	$429

7. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2006	December 31, 2005
Land	$19	$20
Manufacturing facilities and equipment	1,564	1,531
Construction in progress	75	77

Total property, plant and equipment	1,658	1,628
Less accumulated depreciation	(1,009)	(981)

Property, plant and equipment, net	$649	$647

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2006	2005
Property, plant and equipment	$20	$21
Turnaround costs	2	1
Software costs	3	3
Other	2	1

Total depreciation and amortization	$27	$26

8. Accounts Payable

Accounts payable at March 31, 2006 and December 31, 2005 included liabilities in the amounts of $7 million and $5 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31 2006	December 31, 2005
Bank Credit Facilities:
$150 million senior secured revolving credit facility	$—	$—
$100 million Australian senior secured term loan due 2010	98	99
€60 million U.K. asset-based revolving credit facility	—	—
Other debt obligations:
Senior Notes due 2006, 7%	9	158
Senior Notes due 2008, 9.25% ($4 million of premium)	377	463
Senior Debentures due 2026, 7.625% ($1 million of discount)	248	248
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	17	19
Other	(5)	(2)

Total	894	1,135
Less current maturities	(21)	(169)

Total long-term debt, net	$873	$966

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €49 million, or approximately $60 million, at March 31, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At March 31, 2006, there were no outstanding letters of credit under the facility. The U.K. facility bears interest between LIBOR plus 1.25% and LIBOR plus 1.75%.

In February 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, during the first three months of 2006, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million.

As of March 31, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of March 31, 2006 was not significant.

Current maturities of long-term debt were $21 million at March 31, 2006. At December 31, 2005, current maturities of long-term debt included $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt issuance costs of less than $1 million for each of the three-month periods ended March 31, 2006 and 2005 is included in interest expense in the Consolidated Statements of Income.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components for the three months ended March 31:

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$2	$2	$2
Interest cost	10	3	10	3
Recognized return on plan assets	(11)	(2)	(12)	(2)
Amortization	5	1	4	1

Net periodic pension benefit cost	$6	$4	$4	$4

Net periodic other postretirement benefits, which are provided to U.S. employees, were a net credit of $1 million in each of the three month periods ended March 31, 2006 and 2005 as a result of a reduction of benefits and related prior service cost in 2004, which resulted in a net amortization credit of $4 million annually.

11. Income Taxes

The effective tax rate for the first quarter 2006 was 6% compared to the 37% estimated annual effective rate in the first quarter 2005. The effective tax rate for the first quarter 2006 was lower than the statutory rate due to changes in estimates for prior year items that reduced the tax provision, partly offset by the effect of losses at Millennium’s French subsidiaries with no related tax benefit. The estimated annual effective tax rate for 2006 is 43% as the full-year effect of the French subsidiary losses is only partly offset by the first quarter 2006 change in estimate of prior year items.

12. Commitments and Contingencies

Asset Retirement Obligation—Certain manufacturing facilities are held under land lease arrangements that require the lessee to return the land to substantially the same condition as at the inception of the lease. Generally, these leases would terminate if Millennium discontinued use of the land. It is not possible at this time to estimate the costs that could be incurred upon termination of these leases, nor to reasonably estimate the likely timing of such costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $170 million as of March 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies – (Continued)

The following table summarizes the activity in Millennium’s accrued environmental liability for the three-month periods ended March 31:

Millions of dollars	2006	2005
Balance at January 1	$168	$122
Additional accruals	4	—
Amounts paid	(2)	(1)

Balance at March 31	$170	$121

The liabilities for individual sites range from less than $1 million to $104 million. The $104 million liability relates to the Kalamazoo River Superfund Site.

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

As of March 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At both March 31, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the first three months of 2006 by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At March 31, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $47 million and $46 million, respectively. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies – (Continued)

Also, based on additional information obtained during the first three months of 2006 regarding remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Millennium increased the estimated remediation liabilities for those sites by $2 million. The balance of these liabilities at March 31, 2006 and December 31, 2005 was $66 million and $65 million, respectively.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2006, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

13. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended March 31,
Millions of dollars	2006	2005
Net income	$33	$64
Other comprehensive income (loss):
Foreign currency translation income (loss)	15	(11)
Derivative instruments	—	(1)

Total other comprehensive income (loss)	15	(12)

Comprehensive income	$48	$52

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Segment and Related Information

Millennium, a wholly-owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium operates in two reportable segments:

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products, and

•	Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
March 31, 2006
Sales and other operating revenues	$342	$116	$26	$484
Operating income (loss)	15	(8)	(5)	2
Income from equity investment	—	75	—	75

March 31, 2005
Sales and other operating revenues	$318	$113	$22	$453
Operating income (loss)	24	20	(7)	37
Income from equity investment	—	98	—	98

Operating income (loss) in the “Other” column above includes businesses that are not reportable segments and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company that owns Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$427	$—	$427
Other current assets	—	39	533	—	572
Property, plant and equipment, net	—	—	649	—	649
Investment in Equistar Chemicals, LP	—	—	480	—	480
Investment in subsidiaries	173	418	—	(591)	—
Goodwill, net	—	—	104	—	104
Other assets, net	(3)	(3)	111	—	105
Due from parent and affiliates, net	—	252	—	(252)	—

Total assets	$170	$706	$2,304	$(843)	$2,337

Current maturities of long-term debt	$—	$10	$11	$—	$21
Other current liabilities	2	15	494	—	511
Long-term debt	150	620	103	—	873
Other liabilities	—	5	642	—	647
Deferred income taxes	—	—	229	—	229
Due to parent and affiliates, net	8	—	244	(252)	—

Total liabilities	160	650	1,723	(252)	2,281
Minority interest	—	—	46	—	46
Stockholder’s equity	10	56	535	(591)	10

Total liabilities and stockholder’s equity	$170	$706	$2,304	$(843)	$2,337

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$429	$—	$429
Other current assets	—	211	508	—	719
Property, plant and equipment, net	—	—	647	—	647
Investment in Equistar Chemicals, LP	—	—	464	—	464
Investment in subsidiaries	117	319	—	(436)	—
Goodwill, net	—	—	104	—	104
Other assets, net	3	8	99	—	110
Due from parent and affiliates, net	—	299	—	(299)	—

Total assets	$120	$837	$2,251	$(735)	$2,473

Current maturities of long-term debt	$—	$158	$11	$—	$169
Other current liabilities	1	9	513	—	523
Long-term debt	150	709	107	—	966
Other liabilities	—	4	640	—	644
Deferred income taxes	—	—	167	—	167
Due to parent and affiliates, net	7	—	292	(299)	—

Total liabilities	158	880	1,730	(299)	2,469
Minority interest	—	—	42	—	42
Stockholder’s equity (deficit)	(38)	(43)	479	(436)	(38)

Total liabilities and stockholder’s equity (deficit)	$120	$837	$2,251	$(735)	$2,473

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$484	$—	$484
Cost of sales	—	—	438	—	438
Selling, general and administrative expenses	—	—	36	—	36
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	2	—	2

Operating income	—	—	2	—	2
Interest expense, net	(2)	(9)	(21)	—	(32)
Intercompany interest income (expense), net	—	28	(28)	—	—
Income from equity investment in Equistar	—	—	75	—	75
Equity in income (loss) of subsidiaries	35	(2)	—	(33)	—
Other income (expense), net	—	12	(22)	—	(10)
Provision for income taxes	—	(2)	—	—	(2)

Net income	$33	$27	$6	$(33)	$33

STATEMENT OF INCOME

For the Three Months Ended March 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$453	$—	$453
Cost of sales	—	—	365	—	365
Selling, general and administrative expenses	—	—	43	—	43
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	2	—	2

Operating income	—	—	37	—	37
Interest income (expense), net	(3)	(23)	2	—	(24)
Intercompany interest income (expense), net	—	27	(27)	—	—
Income from equity investment in Equistar	—	—	98	—	98
Equity in income of subsidiaries	66	61	—	(127)	—
Other expense, net	—	—	(10)	—	(10)
(Provision for) benefit from income taxes	1	(1)	(37)	—	(37)

Net income	$64	$64	$63	$(127)	$64

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(1)	$21	$52	$—	$72

Expenditures for property, plant and equipment	—	—	(11)	—	(11)

Net cash used in investing activities	—	—	(11)	—	(11)

Repayment of long-term debt	—	(241)	(3)	—	(244)
Intercompany	1	48	(49)	—	—
Other	—	—	2	—	2

Net cash provided by (used in) financing activities	1	(193)	(50)	—	(242)

Effect of exchange rate change on cash	—	—	1	—	1

Decrease in cash and cash equivalents	—	(172)	(8)	—	(180)
Cash and cash equivalents at beginning of period	—	211	68	—	279

Cash and cash equivalents at end of period	$—	$39	$60	$—	$99

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(28)	$26	$(28)	$—	$(30)

Expenditures for property, plant and equipment	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	(9)	—	(9)

Contributions and advances from affiliate	6	—	—	—	6
Intercompany	22	(51)	29	—	—

Net cash provided by (used in) financing activities	28	(51)	29	—	6

Effect of exchange rate change on cash	—	—	(2)	—	(2)

Decrease in cash and cash equivalents	—	(25)	(10)	—	(35)
Cash and cash equivalents at beginning of period	—	90	254	—	344

Cash and cash equivalents at end of period	$—	$65	$244	$—	$309

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2006 operating results to fourth quarter 2005 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

Millennium, a global manufacturer and marketer of chemicals, primarily titanium dioxide (“TiO2”) and acetyls, is a wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium operates in two reportable segments: inorganic chemicals, which primarily consist of TiO2; and ethylene, co-products and derivatives (“EC&D”). The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar.

Operating results for the inorganic chemicals segment in the first quarter 2006 were negatively affected by higher energy and raw material costs compared to the first quarter 2005, which offset the benefit of higher product sales prices and volumes.

The acetyls business was negatively affected in the first quarter 2006 by higher raw material and energy costs due to higher ethylene and natural gas prices compared to the first quarter 2005. These negative effects were only partly offset by the benefits of higher average product sales prices. Equistar’s first quarter 2006 operating results reflected the effects of significantly higher average crude oil and natural gas prices, which resulted in higher average raw material and energy costs that were not completely offset by higher average sales prices compared to the same quarter in 2005.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $484 million in the first quarter 2006 increased 7% compared to revenues of $453 million in the first quarter 2005 primarily due to the effect of higher average sales prices and higher sales volumes for TiO2 and acetyls, partially offset by the unfavorable effect of translating local currency sales into a stronger U.S. dollar.

Cost of Sales—Costs of sales of $438 million increased 20% in the first quarter 2006 compared to $365 million in the first quarter 2005, primarily due to higher energy and raw material costs, partially offset by the favorable effect of translating local currency manufacturing costs into a stronger U.S. dollar. Higher energy costs reflected higher natural gas prices.

Asset Impairments—In the fourth quarter 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. Capital expenditures of $2 million, related to the Le Havre, France TiO2 manufacturing facility, were included in operating expense as asset impairment charges in each of the first quarters of 2006 and 2005. See Note 4 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $2 million in the first quarter 2006 and $37 million in the first quarter 2005. The decrease of $35 million was primarily due to the higher raw material and energy costs, particularly in the acetyls business, which were partially offset by the effect of higher product sales prices in the first quarter 2006 compared to the first quarter 2005.

Interest Expense—Interest expense was $34 million in the first quarter 2006 compared to $28 million in the first quarter 2005, despite a net $504 million reduction in long-term debt since March 31, 2005. The first quarter 2006 included $19 million of interest expense related to prior year income tax issues.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $75 million in the first quarter 2006 and $98 million in the first quarter 2005. The $23 million decrease was primarily due to the lower product margins at Equistar in the first quarter 2006 compared to the first quarter 2005. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The effective tax rate for the first quarter 2006 was 6% compared to the 37% estimated annual effective rate in the first quarter 2005. The effective tax rate for the first quarter 2006 was lower than the statutory rate due to changes in estimates for prior year items that reduced the tax provision, partly offset by the effect of losses at Millennium’s French subsidiaries with no related tax benefit. The estimated annual effective tax rate for 2006 is 43% as the full-year effect of the French subsidiary losses is only partly offset by the first quarter 2006 change in estimate of prior year items.

Net Income—Millennium’s net income was $33 million in the first quarter 2006 compared to $64 million in the first quarter 2005. The decrease of $31 million was primarily the result of after-tax decreases of $23 million in Millennium’s operating income and $15 million from Millennium’s equity investment in Equistar, partly offset by an $11 million benefit from lower income tax rates.

First Quarter 2006 versus Fourth Quarter 2005

Millennium’s first quarter 2006 net income of $33 million compares to a net loss of $2 million in the fourth quarter 2005. The improvement was primarily due to an effective income tax rate of 6% in the first quarter 2006 compared to a 103% effective income tax rate in the fourth quarter 2005. Improved operating results of $21 million after tax in the inorganic chemicals segment were offset by lower acetyls business operating results and lower income from Millennium’s equity investment in Equistar as well as debt prepayment premiums and charges of $5 million in the first quarter 2006. The improvement in the inorganic chemicals segment operating income was primarily the result of declining production costs per unit, including the effect of lower energy costs, as production levels increased compared to the fourth quarter 2005.

Segment Analysis

Millennium operates primarily in two reportable segments: inorganic chemicals and EC&D. The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s business segments.

	For the three months ended March 31,
Millions of dollars	2006	2005
Revenues:
Inorganic chemicals segment	$342	$318
EC&D segment – acetyls business	116	113

Operating income (loss):
Inorganic chemicals segment	15	24
EC&D segment – acetyls business	(8)	20
Other operating loss	(5)	(7)

Income from equity investment in Equistar	75	98

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	151	142
EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	158	178
Acetic acid (pounds)	135	111
Methanol (gallons)	9	17

Inorganic Chemicals Segment

Revenues—Revenues of $342 million in the first quarter 2006 were 8% higher than the $318 million in the first quarter 2005 as a result of higher sales volumes and, to a lesser extent, higher average sales prices. Sales volumes in the first quarter 2006 were 6% higher than the first quarter 2005. The effect of higher average sales prices in the first quarter 2006 was partly offset by the unfavorable effect of translating sales denominated in foreign currencies into a stronger U.S. dollar compared to the same period in 2005.

Operating Income—Operating income in the first quarter 2006 was $15 million compared to $24 million in the first quarter 2005. The decrease of $9 million was attributable to higher manufacturing and other costs of $28 million, partially offset by the $8 million effect of higher sales volumes, the $5 million effect of higher average sales prices and $6 million of lower selling, general and administrative expenses. Higher manufacturing costs reflected higher energy costs due to the higher natural gas prices, and higher raw material costs.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly-owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $116 million in the first quarter 2006 were comparable to revenues of $113 million in the first quarter 2005 as higher average sales prices were offset by lower sales volumes. In the first quarter 2006, the average U.S. dollar price for VAM and acetic acid was 10% higher than in the first quarter 2005. Overall sales volumes in the first quarter 2006 compared to the first quarter 2005 decreased primarily due to lower methanol sales volumes, while higher sales volumes for acetic acid offset lower sales volumes for VAM.

Operating Income—The acetyls business had an operating loss of $8 million in the first quarter 2006 compared to operating income of $20 million in the first quarter 2005. The $28 million decrease was primarily due to higher per unit manufacturing and other costs of $31 million, reflecting lower production levels and higher energy and raw material costs, and the $6 million effect of lower sales volumes, partially offset by the $10 million effect of higher average sales prices.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its derivatives, and ethanol. Equistar also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. Equistar is a wholly-owned subsidiary of Lyondell. Millennium continues to hold a 29.5% equity interest in Equistar. The following discussion of Equistar’s operations is on a 100% basis.

Equistar’s first quarter 2006 operating results reflected the effects of 27% higher average benchmark crude oil prices and 26% higher average benchmark natural gas prices compared to the first quarter 2005, which resulted in higher average raw material and energy costs that were not completely offset by higher average sales prices. As a result, average product margins were lower in the first quarter 2006 compared to the same quarter in 2005. U.S. market demand for ethylene and polyethylene in the first three months of 2006 decreased an estimated 5.2% and 1%, respectively, compared to the same period in 2005.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene and propylene, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See the discussion of Equistar’s operating results below for additional details.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Percent Change
	2006	2005
Crude oil – dollars per barrel	63.30	49.65	27%
Natural gas – dollars per million BTUs	7.52	5.98	26%
Weighted average cost of ethylene production – cents per pound	29.86	23.33	28%
Ethylene – cents per pound	50.33	41.50	21%
Propylene – cents per pound	43.50	43.50	—
Benzene – cents per gallon	268.33	317.00	(15)%
HDPE – cents per pound	74.00	72.50	2%

As indicated in the table above, benchmark crude oil and natural gas prices increased significantly, resulting in higher raw material and energy costs in the first quarter 2006 compared to the first quarter 2005.

Revenues—Equistar’s revenues of $3,036 million in the first quarter 2006 compared to revenues of $2,861 million in the first quarter 2005, reflecting higher average sales prices. As noted in the table above, benchmark sales prices in the first quarter 2006 averaged higher for ethylene, were comparable for propylene and HDPE, and averaged lower for benzene compared to the 2005 period. Ethylene and derivative sales volumes in the first quarter 2006 were comparable to the first quarter 2005.

Net Income—Equistar had net income of $256 million in the first quarter 2006 compared to $332 million in the first quarter 2005. The decrease of $76 million was primarily due to lower product margins reflecting higher raw material and energy costs, which were affected by the significantly higher crude oil and natural gas prices.

Other

Other operations include Millennium’s flavors and fragrances business, and unallocated operating expenses that are not identified with the reportable business segments.

Other operating losses were $5 million and $7 million in the first quarter 2006 and 2005, respectively. Other operating losses in the first quarter 2006 included $4 million of accruals for estimated environmental remediation costs. The $7 million operating loss in the first quarter of 2005 included $2 million of accruals for estimated environmental remediation costs and a $3 million charge to reduce the value of an investment.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $72 million in the first quarter 2006 and used cash of $30 million in the first quarter 2005. The improvement in first quarter 2006 operating cash flow primarily reflected cash distributions of $59 million from Equistar and a decrease in cash used by changes in the main components of working capital - accounts receivable, inventories and accounts payable - that was partly offset by lower profitability in the first quarter 2006 compared to the first quarter 2005.

Net increases in the main components of working capital used cash of $25 million in the first quarter 2006 compared to $54 million in the first quarter 2005.

The net increase in the main components of working capital in the first quarter 2006 was primarily due to a $30 million decrease in payables, due to the timing of vendor payments. In the first quarter 2005, inventory increased, using cash of $64 million. The inventory increase was primarily in anticipation of seasonally higher second quarter 2005 sales volumes.

Investing Activities—Investing activities used cash of $11 million in the first quarter 2006 and $9 million in the first quarter 2005 for Millennium’s capital expenditures. Planned capital spending in 2006 is projected to be approximately $97 million primarily for base plant support and projects to improve manufacturing efficiency.

Financing Activities—Financing activities used cash of $242 million in the first quarter 2006 and provided cash of $6 million in the first quarter 2005. In the first quarter 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million. In the first quarter 2005, Millennium received a contribution of $6 million from Lyondell. Millennium intends to continue to reduce debt as market conditions permit.

In the first quarter 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources—Millennium’s balance sheet remains highly leveraged. As of March 31, 2006, total debt was $894 million. At March 31, 2006, Millennium had $99 million of cash on hand and $182 million of unused availability under its revolving credit facilities as follows:

•	$122 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at March 31, 2006 totaled $28 million. At March 31, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility; and there was no outstanding borrowing under either revolving credit facility.

•	€49 million, or approximately $60 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At March 31, 2006, there was no outstanding borrowing or letters of credit under the revolving credit facility.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. Millennium received $59 million of distributions from Equistar in the first quarter 2006. Equistar did not make distributions to its owners in the first quarter 2005.

Millennium’s ability to pay or refinance its debt also may depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Millennium believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from Equistar and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations. In the first quarter 2005, Standard & Poors (“S&P”) upgraded Millennium’s debt rating from B+ to BB- and gave Millennium a positive outlook. However, on February 23, 2006, S&P placed its ratings on Millennium on Credit Watch with negative implications, following a jury verdict against Millennium and other defendants. See the “Litigation” section of Note 12 to the Consolidated Financial Statements.

Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 14 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources – Effects of a Breach” under Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2006. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Note 14 Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the quarter ended March 31, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of March 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. As of March 31, 2006, the amount of the Debentures converted into shares of Lyondell common stock was not significant.

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

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s off-balance sheet arrangements did not change in the quarter ended March 31, 2006.

Equistar Liquidity and Capital Resources—At March 31, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 57% of its total capitalization, and there were no current maturities. At March 31, 2006, Equistar had cash on hand of $33 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $708 million, giving effect to the borrowing base net of a $50 million unused availability requirement, the $225 million outstanding amount sold under the accounts receivable sales facility at March 31, 2006, and $17 million of outstanding letters of credit under the revolving credit facility as of March 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million or, $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2006.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the quarter ended March 31, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

Millennium believes that the inorganic chemicals segment will benefit from TiO2 demand growth in 2006. Operating results will depend on the volatility of raw material and energy costs. Despite some easing in the first quarter 2006, high natural gas prices in the U.S. continue to negatively affect the acetyls business, and 2006 results will be influenced by the trend in such prices. Equistar expects strong underlying business conditions to offset the effects of volatility and current high prices in the energy markets, and believes that its products are positioned for a strong 2006.

ACCOUNTING AND REPORTING CHANGES

Effective January 1, 2006, Millennium adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. As a result of its acquisition by Lyondell, Millennium’s use of share-based payment arrangements is minimal, and, consequently, the application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Millennium does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s exposure to market risk has not changed materially in the quarter ended March 31, 2006.

Item 4. Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control. Millennium’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Millennium’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	the cyclical nature of the chemical industry,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	legal, tax and environmental proceedings,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Millennium’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures. Use caution and common sense when considering these forward-looking statements. Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court (trial court) of the State of New York against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York dismissed this case. In addition, on March 7, 2006, Millennium filed a motion to amend the complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal, which was argued before the Illinois Appellate Court on January 11, 2006. On February 1, 2006, the Illinois Court of Appeals reversed the trial court’s decision and remanded the case to the trial court for further proceedings. On March 6, 2006, Millennium filed a petition for leave to appeal the Court of Appeals’ decision to the Illinois Supreme Court. In The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000, the court entered summary judgment on behalf of all defendants, and plaintiffs filed an appeal. On March 3, 2006, the California Court of Appeals reversed portions of the Superior Court’s decision and reinstated the plaintiffs’ claims alleging public nuisance, strict liability, negligence and fraud. The Court of Appeals affirmed the dismissal of plaintiffs’ claims for unfair business practices and the denial of plaintiffs’ motion to amend the complaint to include a trespass claim. On April 12, 2006, Millennium appealed the Court of Appeals’ decision and filed a petition for review with the California Supreme Court.

Item 1A. Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

Millennium Chemicals Inc.

Dated: May 4, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)