Form 10-Q
period 2006-06-30
MILLENNIUM CHEMICALS INC
filed 2006-08-09
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding as of June 30, 2006: 66,135,816. There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues
Trade	$489	$509	$956	$949
Related parties	20	6	37	19

	509	515	993	968
Operating costs and expenses
Cost of sales	445	424	883	789
Selling, general and administrative expenses	44	45	80	88
Research and development expenses	7	6	13	12
Asset impairments	4	3	6	5

	500	478	982	894

Operating income	9	37	11	74

Interest expense	(21)	(29)	(36)	(57)
Interest income	1	4	3	8
Other income (expense), net	49	5	21	(4)

Income (loss) before equity investment, minority interest and income taxes	38	17	(1)	21
Income from equity investment in Equistar Chemicals, LP	38	42	113	140

Income before income taxes and minority interest	76	59	112	161
Provision for (benefit from) income taxes	(39)	20	(37)	57

Income before minority interest	115	39	149	104
Minority interest	(1)	(1)	(2)	(2)

Net income	$114	$38	$147	$102

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$100	$279
Accounts receivable:
Trade, net	351	331
Related parties	38	30
Inventories	412	429
Prepaid expenses and other current assets	56	64
Deferred tax assets	92	15

Total current assets	1,049	1,148

Property, plant and equipment, net	651	647
Investment in Equistar Chemicals, LP	488	464
Goodwill, net	104	104
Other assets, net	106	110

Total assets	$2,398	$2,473

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$21	$169
Accounts payable:
Trade	265	305
Related parties	85	62
Accrued liabilities	149	156

Total current liabilities	520	692
Long-term debt	883	966
Other liabilities	620	644
Deferred income taxes	196	167
Commitments and contingencies
Minority interests	46	42
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized, 70,935,510 shares issued	1	1
Additional paid-in capital	1,175	1,175
Retained deficit	(852)	(999)
Accumulated other comprehensive loss	(101)	(125)
Treasury stock, at cost (4,799,694 shares issued)	(90)	(90)

Total stockholder’s equity (deficit)	133	(38)

Total liabilities and stockholder’s equity	$2,398	$2,473

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$147	$102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53	53
Asset impairments	6	5
Equity investment in Equistar Chemicals, LP –
Amount included in net income	(113)	(140)
Distributions of earnings	89	140
Deferred income taxes	(43)	7
Debt prepayment premiums and charges	7	1
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(21)	(30)
Inventories	27	(75)
Accounts payable	(20)	25
Other, net	(49)	(8)

Net cash provided by operating activities	83	80

Cash flows from investing activities
Expenditures for property, plant and equipment	(28)	(21)
Other	1	—

Net cash used in investing activities	(27)	(21)

Cash flows from financing activities
Repayment of long-term debt	(247)	(29)
Issuance of long-term debt	13	3
Contribution from affiliate	—	6
Other	(3)	(3)

Net cash used in financing activities	(237)	(23)

Effect of exchange rate changes on cash	2	(5)

Increase (decrease) in cash and cash equivalents	(179)	31
Cash and cash equivalents at beginning of period	279	344

Cash and cash equivalents at end of period	$100	$375

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (collectively, “Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Millennium Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

3. Accounting and Reporting Changes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

Effective April 1, 2006, Millennium adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Millennium’s application of EITF 04-13 had no material effect on its consolidated financial statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $4 million and $6 million for the three and six months ended June 30, 2006, respectively, and $3 million and $5 million for the three and six months ended June 30, 2005, respectively, were reflected in asset impairments. At June 30, 2006 and December 31, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

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

The consolidated financial statements of Equistar reflect its historical cost basis and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	June 30, 2006	December 31, 2005
BALANCE SHEETS
Total current assets	$2,048	$1,849
Property, plant and equipment, net	2,999	3,063
Investments and other assets, net	377	408

Total assets	$5,424	$5,320

Current maturities of long-term debt	$—	$150
Other current liabilities	1,185	1,010
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	412	416
Partners’ capital	1,667	1,583

Total liabilities and partners’ capital	$5,424	$5,320

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Investment in Equistar Chemicals, LP – (Continued)

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$3,278	$2,700	$6,314	$5,561
Cost of sales	3,028	2,447	5,698	4,864
Selling, general and administrative expenses	61	48	109	98
Research and development expenses	9	9	17	17

Operating income	180	196	490	582
Interest expense, net	(52)	(54)	(105)	(108)
Other expense, net	—	—	(1)	—

Net income	$128	$142	$384	$474

OTHER INFORMATION
Depreciation and amortization	$82	$80	$164	$159
Expenditures for property, plant and equipment	41	34	63	69

6. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Finished goods	$204	$223
Work-in-process	42	40
Raw materials	103	106
Materials and supplies	63	60

Total inventories	$412	$429

7. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2006	December 31, 2005
Land	$19	$20
Manufacturing facilities and equipment	1,599	1,531
Construction in progress	77	77

Total property, plant and equipment	1,695	1,628
Less accumulated depreciation	(1,044)	(981)

Property, plant and equipment, net	$651	$647

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Property, Plant and Equipment – (Continued)

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$21	$21	$41	$42
Turnaround costs	3	2	5	3
Software costs	1	2	4	5
Other	1	2	3	3

Total depreciation and amortization	$26	$27	$53	$53

8. Accounts Payable

Accounts payable at June 30, 2006 and December 31, 2005 included liabilities in the amounts of $2 million and $5 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Bank Credit Facilities:
$150 million senior secured revolving credit facility	$—	$—
$100 million Australian senior secured term loan due 2010	96	99
€60 million U.K. asset-based revolving credit facility	12	—
Other debt obligations:
Senior Notes due 2006, 7%	9	158
Senior Notes due 2008, 9.25% ($3 million of premium)	376	463
Senior Debentures due 2026, 7.625% ($1 million of discount)	248	248
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	19	19
Other	(6)	(2)

Total	904	1,135
Less current maturities	(21)	(169)

Total long-term debt, net	$883	$966

In May 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and in July 2006 to the indenture governing the 4% Convertible Senior Debentures primarily to exclude Millennium Holdings, LLC and its subsidiaries (collectively, “Millennium Holdings”), a wholly-owned subsidiary, from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 13.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Long-Term Debt – (Continued)

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €51 million, or approximately $65 million, at June 30, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At June 30, 2006, there was €9 million, or approximately $12 million, of outstanding borrowing and no outstanding letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

In February 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, during the first six months of 2006, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million.

As of June 30, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of June 30, 2006 was not significant.

Current maturities of long-term debt were $21 million at June 30, 2006. At December 31, 2005, current maturities of long-term debt included $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt issuance costs of less than $1 million in each of the three- and six-month periods ended June 30, 2006 and 2005 is included in interest expense in the Consolidated Statements of Income.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components:

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$2	$4	$4
Interest cost	9	3	19	6
Recognized return on plan assets	(11)	(2)	(22)	(4)
Amortization	5	1	10	2

Net periodic pension benefit cost	$5	$4	$11	$8

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$1	$4	$3
Interest cost	10	3	20	6
Recognized return on plan assets	(11)	(2)	(23)	(4)
Amortization	4	1	8	2

Net periodic pension benefit cost	$5	$3	$9	$7

Net periodic other postretirement benefit costs, which are provided to U.S. employees, were net credits of $1 million in each of the three-month periods ended June 30, 2006 and 2005 and $2 million in each of the six-month periods ended June 30, 2006 and 2005, as a result of a reduction of benefits and related prior service cost in 2004, which resulted in a net amortization credit of $4 million annually.

11. Income Taxes

The income tax provision for the six months ended June 30, 2006 was a benefit of $37 million on income before taxes and minority interest expense of $112 million. This income tax benefit primarily reflected the effects of favorable settlements of and changes in estimates for prior year items during the six months ended June 30, 2006. The annual effective tax rate for 2006 is estimated to be 10.4% as a result of the benefits recognized in the first six months.

12. Other Income (Expense), Net

Millennium’s other income (expense), net, in the second quarter 2006 included a $49 million credit related to the reversal of interest accruals for prior year income tax issues, including an accrual of $18 million in the first quarter 2006, for a net benefit of $31 million in the first six months of 2006. The reversals reflected a favorable settlement of the prior year tax issues. See Note 11.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies

Asset Retirement Obligation—Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Millennium continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At June 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $18 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $167 million as of June 30, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the six-month periods ended June 30:

Millions of dollars	2006	2005
Balance at January 1	$168	$122
Additional accruals	4	1
Amounts paid	(5)	(3)

Balance at June 30	$167	$120

The liabilities for individual sites range from less than $1 million to $102 million. The $102 million liability relates to the Kalamazoo River Superfund Site.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies – (Continued)

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

As of June 30, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. During 2005 and 2006, this liability was increased to reflect new information obtained during the period about costs of regulatory oversight, modeling, and other associated river remediation costs. At June 30, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $56 million and $57 million, respectively.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the six-month period ended June 30, 2006 by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At each of June 30, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $46 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the six-month period ended June 30, 2006, regarding remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Millennium increased the estimated remediation liabilities for those sites by $2 million. The balance of these liabilities at each of June 30, 2006 and December 31, 2005 was $65 million.

Millennium currently estimates that environmentally related capital expenditures at its facilities will be approximately $5 million in 2006 and $6 million in 2007. These amounts include estimated expenditures related to air emission reductions.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies – (Continued)

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. There will be further proceedings by the judge to determine the scope of any abatement. Millennium is considering its options, including all appropriate appeals.

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

Other Contingencies—Millennium is organized under the laws of Delaware and is subject to United States Federal income taxation of corporations. However, in 1996, in order to obtain clearance from the former United Kingdom Inland Revenue (currently Her Majesty’s Revenue and Customs) as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson plc (“Hanson”) and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that Millennium would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Millennium agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. Effective February 4, 2002, Millennium ceased being centrally managed and controlled in the United Kingdom. Millennium believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period. During the first six months of 2006, Millennium received notice from Her Majesty’s Revenue and Customs that it had no further inquiries with respect to this matter.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2006, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Millennium and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it, its subsidiaries or its joint ventures currently are involved will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Millennium.

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

14. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Net income	$114	$38	$147	$102
Other comprehensive income (loss):
Foreign currency translation income (loss)	9	(24)	24	(35)
Derivative instruments	—	—	—	(1)

Total other comprehensive income (loss)	9	(24)	24	(36)

Comprehensive income	$123	$14	$171	$66

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Segment and Related Information

Millennium, a wholly-owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium operates in two reportable segments:

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products, and

•	Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene, fuels and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
For the three months ended June 30, 2006
Sales and other operating revenues	$359	$122	$28	$509
Operating income (loss)	4	9	(4)	9
Income from equity investment	—	38	—	38

For the three months ended June 30, 2005
Sales and other operating revenues	$342	$149	$24	$515
Operating income (loss)	25	22	(10)	37
Income from equity investment	—	42	—	42

For the six months ended June 30, 2006
Sales and other operating revenues	$701	$238	$54	$993
Operating income (loss)	19	1	(9)	11
Income from equity investment	—	113	—	113

For the six months ended June 30, 2005
Sales and other operating revenues	$660	$262	$46	$968
Operating income (loss)	49	42	(17)	74
Income from equity investment	—	140	—	140

Operating income (loss) in the “Other” column above includes businesses that are not reportable segments and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company that owns Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of June 30, 2006 and December 31, 2005 and for the three- and six-month periods ended June 30, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of June 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$412	$—	$412
Other current assets	—	39	598	—	637
Property, plant and equipment, net	—	—	651	—	651
Investment in Equistar Chemicals, LP	—	—	488	—	488
Investment in subsidiaries	297	523	—	(820)	—
Goodwill	—	—	104	—	104
Other assets	(3)	(3)	112	—	106
Due from parent and affiliates, net	—	268	—	(268)	—

Total assets	$294	$827	$2,365	$(1,088)	$2,398

Current maturities of long-term debt	$—	$10	$11	$—	$21
Other current liabilities	—	3	496	—	499
Long-term debt	150	620	113	—	883
Other liabilities	—	5	615	—	620
Deferred income taxes	—	—	196	—	196
Due to parent and affiliates, net	11	—	257	(268)	—

Total liabilities	161	638	1,688	(268)	2,219
Minority interest	—	—	46	—	46
Stockholder’s equity	133	189	631	(820)	133

Total liabilities and stockholder’s equity	$294	$827	$2,365	$(1,088)	$2,398

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$429	$—	$429
Other current assets	—	211	508	—	719
Property, plant and equipment, net	—	—	647	—	647
Investment in Equistar Chemicals, LP	—	—	464	—	464
Investment in subsidiaries	117	319	—	(436)	—
Goodwill, net	—	—	104	—	104
Other assets, net	3	8	99	—	110
Due from parent and affiliates, net	—	299	—	(299)	—

Total assets	$120	$837	$2,251	$(735)	$2,473

Current maturities of long-term debt	$—	$158	$11	$—	$169
Other current liabilities	1	9	513	—	523
Long-term debt	150	709	107	—	966
Other liabilities	—	4	640	—	644
Deferred income taxes	—	—	167	—	167
Due to parent and affiliates, net	7	—	292	(299)	—

Total liabilities	158	880	1,730	(299)	2,469
Minority interests	—	—	42	—	42
Stockholder’s equity (deficit)	(38)	(43)	479	(436)	(38)

Total liabilities and stockholder’s equity (deficit)	$120	$837	$2,251	$(735)	$2,473

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended June 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$509	$—	$509
Cost of sales	—	—	445	—	445
Selling, general and administrative expenses	—	—	44	—	44
Research and development expenses	—	—	7	—	7
Asset impairments	—	—	4	—	4

Operating income	—	—	9	—	9
Interest expense, net	(1)	(15)	(4)	—	(20)
Intercompany interest income (expense), net	—	27	(27)	—	—
Income from equity investment in Equistar	—	—	38	—	38
Equity in income of subsidiaries	115	18	—	(133)	—
Other income, net	—	—	48	—	48
Benefit from income taxes	—	16	23	—	39

Net income	$114	$46	$87	$(133)	$114

STATEMENT OF INCOME

For the Three Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$515	$—	$515
Cost of sales	—	—	424	—	424
Selling, general and administrative expenses	—	1	44	—	45
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	3	—	3

Operating income (loss)	—	(1)	38	—	37
Interest expense, net	—	(24)	(1)	—	(25)
Intercompany interest income (expense), net	—	26	(26)	—	—
Income from equity investment in Equistar	—	—	42	—	42
Equity in income of subsidiaries	38	31	—	(69)	—
Other income (expense), net	—	(1)	5	—	4
Provision for income taxes	—	(1)	(19)	—	(20)

Net income	$38	$30	$39	$(69)	$38

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Six Months Ended June 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$993	$—	$993
Cost of sales	—	—	883	—	883
Selling, general and administrative expenses	—	—	80	—	80
Research and development expenses	—	—	13	—	13
Asset impairments	—	—	6	—	6

Operating income	—	—	11	—	11
Interest expense, net	(3)	(24)	(6)	—	(33)
Intercompany interest income (expense), net	—	55	(55)	—	—
Income from equity investment in Equistar	—	—	113	—	113
Equity in income of subsidiaries	150	16	—	(166)	—
Other income, net	—	12	7	—	19
(Provision for) benefit from income taxes	—	14	23	—	37

Net income	$147	$73	$93	$(166)	$147

STATEMENT OF INCOME

For the Six Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$968	$—	$968
Cost of sales	—	—	789	—	789
Selling, general and administrative expenses	—	1	87	—	88
Research and development expenses	—	—	12	—	12
Asset impairments	—	—	5	—	5

Operating income (loss)	—	(1)	75	—	74
Interest income (expense), net	(3)	(47)	1	—	(49)
Intercompany interest income (expense), net	—	53	(53)	—	—
Income from equity investment in Equistar	—	—	140	—	140
Equity in income of subsidiaries	104	92	—	(196)	—
Other expense, net	—	(1)	(5)	—	(6)
(Provision for) benefit from income taxes	1	(2)	(56)	—	(57)

Net income	$102	$94	$102	$(196)	$102

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$37	$50	$—	$83
Expenditures for property, plant and equipment	—	—	(28)	—	(28)
Other	—	—	1	—	1

Net cash used in investing activities	—	—	(27)	—	(27)

Repayment of long-term debt	—	(241)	(6)	—	(247)
Issuance of long-term debt	—	—	13	—	13
Intercompany	4	32	(36)	—	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	4	(209)	(32)	—	(237)

Effect of exchange rate change on cash	—	—	2	—	2

Decrease in cash and cash equivalents	—	(172)	(7)	—	(179)
Cash and cash equivalents at beginning of period	—	211	68	—	279

Cash and cash equivalents at end of period	$—	$39	$61	$—	$100

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$3	$81	$—	$80
Expenditures for property, plant and equipment	—	—	(21)	—	(21)

Net cash used in investing activities	—	—	(21)	—	(21)

Repayment of long-term debt	—	(25)	(4)	—	(29)
Issuance of long-term debt	—	—	3	—	3
Contribution from affiliate	6	—	—	—	6
Intercompany	(2)	61	(59)	—	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	4	36	(63)	—	(23)

Effect of exchange rate change on cash	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	—	39	(8)	—	31
Cash and cash equivalents at beginning of period	—	90	254	—	344

Cash and cash equivalents at end of period	$—	$129	$246	$—	$375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2006 operating results to first quarter 2006 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

Millennium, a global manufacturer and marketer of chemicals, primarily titanium dioxide (“TiO2”) and acetyls, is a wholly-owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium operates in two reportable segments: inorganic chemicals, which primarily consist of TiO2; and ethylene, co-products and derivatives (“EC&D”). The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar.

In the second quarter and first six months of 2006, Millennium experienced lower profitability in both its TiO2 and acetyls businesses, as well as lower income from its equity investment in Equistar, compared to the same periods in 2005.

Operating results for the inorganic chemicals segment in the second quarter and first six months of 2006 compared to the same periods in 2005 were negatively affected by higher utility and raw material costs, as well as an unplanned outage at the U.K. plant during the second quarter, which were only partly offset by the benefit of moderately higher product volumes and sales prices.

The acetyls business was negatively affected in the second quarter and first six months of 2006 by lower demand for vinyl acetate monomer (“VAM”) in Asia Pacific markets compared to the same periods in 2005. In addition, higher ethylene prices in the second quarter and first six months of 2006 and higher natural gas prices for the first six months of 2006 negatively affected raw material and energy costs compared to the same 2005 periods. These negative effects were only partly offset by the benefits of higher average product sales prices.

For the second quarter and first six months of 2006, Equistar’s operating results reflected the effects of higher costs, primarily higher raw material costs, that were not entirely offset by higher average sales prices. As a result, average product margins were lower in the first six months of 2006 compared to the same period in 2005.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $509 million in the second quarter 2006 were comparable to revenues of $515 million in the second quarter 2005 as lower acetyls product sales volumes were offset by higher average sales prices. Revenues of $993 million in the first six months of 2006 were 3% higher compared to revenues of $968 million in the first six months of 2005 reflecting higher average sales prices, partly offset by lower acetyls product sales volumes.

Cost of Sales—Cost of sales of $445 million was 5% higher in the second quarter of 2006 compared to $424 million in the second quarter 2005, while cost of sales of $883 million in the first six months of 2006 was 12% higher compared to $789 million in the first six months of 2005. The increases in cost of sales were primarily due to higher energy and raw material costs and the effect of the U.K. plant outage.

Asset Impairments—In the fourth quarter of 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. Capital expenditures related to the Le Havre, France TiO2 manufacturing facility of $4 million and $3 million, respectively, in the second quarter 2006 and 2005 and $6 million and $5 million, respectively, in the first six months of 2006 and 2005 were included in operating expense as asset impairment charges. See Note 4 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $9 million in the second quarter 2006 compared to $37 million in the second quarter 2005, and $11 million in the first six months of 2006 compared to $74 million in the first six months of 2005. The decreases were primarily due to the effects of higher raw material and energy costs and production problems at the U.K. plant, which were only partially offset by the effect of higher product sales prices in 2006 compared to 2005.

Interest Expense—Interest expense was $21 million in the second quarter 2006 compared to $29 million in the second quarter 2005 and $36 million in the first half of 2006 compared to $57 million in the first half of 2005. The decreases reflect a net $494 million reduction in long-term debt since March 31, 2005.

Other Income (Expense), Net—Millennium’s other income, net, in the second quarter and first six months of 2006 was $49 million and $21 million, respectively, compared to other income, net of $5 million in the second quarter 2005 and other expense, net of $4 million in the first six months of 2005. The second quarter 2006 included a $49 million credit related to the reversal of interest accruals for prior year income tax issues including an accrual of $18 million in the first quarter 2006 for a net benefit of $31 million in the first six months of 2006. The reversals reflected a favorable settlement of the prior year tax issues. See Note 12 to the Consolidated Financial Statements.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $38 million in the second quarter 2006 compared to $42 million in the second quarter of 2005, and $113 million in the first six months of 2006 compared to $140 million in the first six months of 2005. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The income tax provision for the six months ended June 30, 2006 was a benefit of $37 million on income before taxes and minority interest expense of $112 million. The income tax benefit for the six months ended June 30, 2006 primarily reflected the effects of favorable settlements of and changes in estimates for prior year items during the six months ended June 30, 2006. The annual effective tax rate for 2006 is estimated to be 10.4% as a result of the benefits recognized in the first six months.

Net Income—Millennium’s net income for the second quarter 2006 was $114 million compared to $38 million in the second quarter 2005, and $147 million in the first six months of 2006 compared to $102 million in the first six months of 2005. The increases in profitability primarily reflected the above-noted income tax effects, including related interest, which were partially offset by decreases in Millennium’s operating income and in income from Millennium’s equity investment in Equistar. Income tax effects resulted in benefits of approximately $65 million and $77 million in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. In the second quarter and first six months of 2006, Millennium’s after-tax other income (expense), net increased $29 million and $16 million, respectively, while after-tax interest expense decreased $5 million and $14 million, respectively, compared to the second quarter and first six months of 2005. Millennium’s after-tax operating income decreased $18 million and $41 million, respectively, in the second quarter and first six months of 2006, while income from Millennium’s equity investment in Equistar reflected after-tax decreases of $3 million and $18 million, respectively, compared to the same 2005 periods.

Second Quarter 2006 versus First Quarter 2006

Millennium’s second quarter 2006 net income was $114 million compared to net income of $33 million in the first quarter 2006. The improvement was primarily due to a $55 million benefit as a result of the second quarter 2006 income tax effects, a $50 million after-tax increase in other income (expense), net, and a $5 million after-tax increase in Millennium’s operating income, which were partly offset by an after-tax decrease of $24 million in income from Millennium’s equity investment in Equistar. The increase in Millennium’s operating income reflected an $11 million after-tax improvement in operating results of the acetyls business primarily as a result of lower raw material and energy costs and to a lesser extent, higher sales volumes compared to the first quarter of 2006. In the inorganics segment, the effects of higher sales volumes were more than offset by higher costs and the effects of the unplanned U.K. plant outage compared to the first quarter 2006. The decrease in income from Millennium’s equity investment in Equistar was primarily due to lower product margins at Equistar.

Segment Analysis

Millennium operates primarily in two reportable segments: inorganic chemicals and EC&D. The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Revenues:
Inorganic chemicals segment	$359	$342	$701	$660
EC&D segment – acetyls business	122	149	238	262

Operating income (loss):
Inorganic chemicals segment	4	25	19	49
EC&D segment – acetyls business	9	22	1	42
Other operating loss	(4)	(10)	(9)	(17)

Income from equity investment in Equistar	38	42	113	140

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	158	154	309	296

EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	158	210	316	388
Acetic acid (pounds)	171	180	306	291
Methanol (gallons)	19	17	28	34

Inorganic Chemicals Segment

Revenues—Revenues of $359 million in the second quarter 2006 were 5% higher than the $342 million in the second quarter 2005, while revenues of $701 million in the first six months of 2006 were 6% higher than the $660 million in the first six months of 2005. The increases reflected higher sales volumes and higher average U.S. dollar sales prices in the second quarter and first six months of 2006 compared to the 2005 periods. In the second quarter and first six months of 2006, sales volumes were higher by 3% and 4%, respectively, while U.S. dollar sales prices averaged 2% higher in the second quarter and first six months of 2006 compared to the same periods in 2005.

Operating Income—The inorganic chemicals segment had operating income in the second quarter 2006 of $4 million compared to $25 million in the second quarter 2005. The decrease of $21 million was primarily attributable to lower margins reflecting higher manufacturing costs of $31 million, primarily utility and raw material costs, and the effects of the unplanned outage in the second quarter 2006 at a U.K. plant, all of which was partially offset by the $7 million effect of higher product sales volumes and higher average sales prices.

Operating income in the first six months of 2006 was $19 million compared to $49 million in the first six months of 2005. The $30 million decrease was primarily attributable to lower margins reflecting higher manufacturing costs of $53 million, primarily utility and raw material costs, and the effects of the unplanned outage in the second quarter 2006 at the U.K. plant, all of which was partially offset by the $12 million effect of higher product sales volumes and the $8 million effect of higher average sales prices.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly-owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $122 million in the second quarter 2006 were 18% lower compared to revenues of $149 million in the second quarter 2005, while revenues of $238 million in the first six months of 2006 were 9% lower compared to $262 million in the first six months of 2005. The decreases were primarily due to lower sales volumes, which were partially offset in the first six months of 2006 by the effect of higher average sales prices. The decreases in sales volumes in the second quarter and first six months of 2006 primarily reflected 25% and 19% lower sales volumes for VAM in the respective 2006 periods compared to the second quarter and first six months of 2005. The significant decrease in VAM sales volumes in the second quarter and first six months of 2006 reflected lower demand in Asia Pacific markets and, in the second quarter 2006 compared to the second quarter 2005, the effect of higher sales volumes in the second quarter 2005 that resulted from delayed first quarter 2005 sales as a result of the unavailability of commercial marine vessels.

Operating Income—The acetyls business had operating income of $9 million in the second quarter 2006 compared to operating income of $22 million in the second quarter 2005. The $13 million decrease was primarily attributable to the $6 million effect of lower sales volumes and lower margins, which reflected $8 million of higher raw material and energy costs, particularly ethylene.

Operating income was $1 million in the first six months of 2006 compared to $42 million in the first six months of 2005. The $41 million decrease was primarily due to lower margins, which reflected $44 million of higher costs, including higher raw material and energy costs, particularly for ethylene and natural gas, that were partially offset by the $13 million effect of higher average sales prices. Lower sales volumes in the first six months of 2006 had a $10 million negative effect.

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

For the second quarter and first six months of 2006, Equistar’s operating results reflected the effects of higher costs, primarily higher raw material costs that were not entirely offset by higher average sales prices. As a result, average product margins were lower in the first six months of 2006 compared to the same period in 2005.

U.S. market demand in the second quarter and first six months of 2006 increased an estimated 2% and decreased an estimated 1%, respectively, for ethylene and increased an estimated 9% and 4%, respectively, for polyethylene, compared to the second quarter and first six months of 2005.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of heavy liquids and NGLs.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene, co-products propylene and benzene, and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Prices
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.47	53.04	66.88	51.35
Natural gas – dollars per million BTUs	6.48	6.57	7.00	6.28
Weighted average cost of ethylene production– cents per pound	32.19	25.71	30.89	24.52
Ethylene – cents per pound	46.50	38.33	48.42	39.92
Propylene – cents per pound	48.17	36.17	45.83	39.83
Benzene – cents per gallon	301.67	305.67	285.00	311.33
HDPE – cents per pound	67.00	66.50	70.00	69.50

As indicated in the table above, benchmark crude oil prices increased significantly in the second quarter and first six months of 2006 compared to the same periods in 2005. Although natural gas prices decreased during the second quarter 2006, they averaged higher for the first six months of 2006 compared to the same period in 2005, negatively affecting energy costs. Despite the second quarter 2006 decrease in natural gas prices, the prices of NGL-based raw materials remained at high levels. As a result, raw material costs were significantly higher in the second quarter and first six months of 2006 compared to the same periods in 2005.

Revenues—Equistar’s revenues of $3,278 million in the second quarter 2006 were 21% higher compared to revenues of $2,700 million in the second quarter 2005, while revenues of $6,314 million in the first six months of 2006 were 14% higher compared to revenues of $5,561 million in the first six months of 2005. The higher revenues in the second quarter and first six months of 2006 reflected the effects of higher average sales prices and higher sales volumes compared to the same periods in 2005. Ethylene and derivative sales volumes were 5% and 2% higher, respectively, in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005.

Operating Income—Equistar had operating income of $180 million in the second quarter 2006 compared to $196 million in the second quarter 2005, and operating income of $490 million in the first six months of 2006 compared to $582 million in the first six months of 2005. The decreases in the second quarter and first six months of 2006 were due to higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average sales prices and higher sales volumes compared to the same periods in 2005.

Net Income—Equistar had net income of $128 million in the second quarter 2006 compared to $142 million in the second quarter 2005, and $384 million in the first six months of 2006 compared to $474 million in the first six months of 2005. The decreases were primarily attributable to the lower operating income in the second quarter and first six months of 2006 compared to the same periods in 2005.

Other

Other operations include Millennium’s flavors and fragrances business, and unallocated operating expenses that are not identified with the reportable business segments.

Other operating losses were $4 million in the second quarter 2006 compared to $10 million in the second quarter 2005, and $9 million in the first six months of 2006 compared to $17 million in the first six months of 2005. The second quarter 2006 included $3 million of charges for pension expense, while the second quarter 2005 included $9 million of charges for estimated environmental remediation costs, pension expense and an excise tax settlement. Other operating losses in the first six months of 2006 included charges of $8 million for estimated environmental remediation costs and pension benefits, while other operating losses in the first six months of 2005 included charges of $17 million for estimated environmental remediation costs, pension benefits, the excise tax settlement and for the reduction in value of an investment.

FINANCIAL CONDITION

Operating Activities—Operating cash flow of $83 million in the first six months of 2006 was comparable to $80 million in the first six months of 2005 as $51 million of lower cash distributions from Equistar were offset by $66 million of lower cash usage related to the main components of working capital – receivables, inventories and payables. Although higher compared to the first six months of 2005, net income for the first six months of 2006 included reversals of previous tax-related accruals, which did not provide cash.

Net increases in the main components of working capital used cash of $14 million in the first six months of 2006 compared to $80 million in the first six months of 2005. In the first six months of 2005, inventories increased, using cash of $75 million, as a result of weaker than expected demand.

Investing Activities—Investing activities used cash of $27 million in the first six months of 2006 and $21 million in the first six months of 2005 primarily for Millennium’s capital expenditure program. Planned capital spending in 2006 is projected to be approximately $97 million primarily for base plant support and projects to improve manufacturing efficiency.

Financing Activities—Financing activities used cash of $237 million in the first six months of 2006 and $23 million in the first six months of 2005.

In the first six months of 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million. Millennium intends to continue to reduce debt as market conditions permit. Also, during the first six months of 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility and drew €9 million, or $12 million, which was outstanding at June 30, 2006. Millennium also amended its $150 million senior secured revolving credit facilities during the first six months of 2006. See “Liquidity and Capital Resources.”

During the first six months of 2005, Millennium purchased $24 million of the 7% Senior Notes due 2006, and less than $1 million of the 9.25% Senior Notes due 2008. Also in the first six months of 2005, Millennium received a contribution of $6 million from Lyondell.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly levered. As of June 30, 2006, total debt, including current maturities, was $904 million, or 83% of total capitalization. At June 30, 2006, Millennium had $100 million of cash on hand and $187 million of unused availability under its revolving credit facilities as follows:

•	$122 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at June 30, 2006 totaled $28 million. At June 30, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•	€51 million, or approximately $65 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At June 30, 2006, the outstanding borrowing was €9 million, or $12 million, and there were no outstanding letters of credit under the revolving credit facility.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. Millennium received $89 million of distributions from Equistar in the first six months of 2006 and $140 million in the first six months of 2005.

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

In July 2006, Moody’s Investors Service (“Moody’s”) placed the ratings of Millennium under review for possible downgrade. In June 2006, Moody’s had reinstated Millennium’s debt ratings at Ba3. Also in June 2006, Standard & Poor’s Rating Services (“S&P”) lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 jury verdict against a Millennium subsidiary, Millennium Holdings, LLC, and other defendants. See the “Litigation” section of Note 13 to the Consolidated Financial Statements.

Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 14 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed below. There have been no changes in the terms of the covenants or the guarantees in the six months ended June 30, 2006, except for a May 2006 amendment to the senior secured revolving credit facility, and a July 2006 amendment to the indenture governing the 4% Convertible Senior Debentures, that primarily exclude a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the six months ended June 30, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of June 30, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. As of June 30, 2006, the amount of the Debentures converted into shares of Lyondell common stock was not significant.

Future Tax Obligations—Certain income tax returns for Millennium’s U.S. and non-U.S. subsidiaries are currently under examination by the Internal Revenue Service (“IRS”), and various other tax authorities. In many cases, these audits result in proposed assessments by the tax authority. Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes. Millennium believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material adverse effect on its financial position or results of operations from their ultimate resolution. During the second quarter 2006, certain income tax returns and related liabilities under examination by Her Majesty’s Revenue and Customs (formerly Inland Revenue) of the U.K., representing approximately $50 million of taxes at issue, were satisfactorily resolved. However, the settlement of one or more remaining tax matters could require substantial cash payments during the next twelve to eighteen months.

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s off-balance sheet arrangements did not change in the six months ended June 30, 2006.

Equistar Liquidity and Capital Resources—At June 30, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 56% of its total capitalization, and there were no current maturities. At June 30, 2006, Equistar had cash on hand of $132 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $734 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $200 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at June 30, 2006 and $16 million of outstanding letters of credit under the revolving credit facility as of June 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at June 30, 2006.

In July 2006, Moody’s placed the ratings of Equistar under review for possible downgrade and S&P revised the CreditWatch implications for Equistar from positive to negative following Lyondell’s announcement that Lyondell and CITGO Petroleum Corporation had discontinued the exploration of a sale of LYONDELL-CITGO Refining LP to a third party. In June 2006, Moody’s had reinstated Equistar’s debt ratings at Ba3.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the six months ended June 30, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

Millennium believes that the inorganic chemicals segment will benefit from continued strong TiO2 demand for the balance of 2006. The operating problems at the U.K. plant have continued early into the third quarter. In addition, another European plant will be undergoing a scheduled maintenance turnaround in the fourth quarter 2006. Strength in Equistar’s gasoline components and other co-products has offset raw material cost pressures resulting from high crude oil prices. Equistar’s strong performance experienced late in the second quarter 2006 has continued to improve into the third quarter.

ACCOUNTING AND REPORTING CHANGES

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

Effective April 1, 2006, Millennium adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Millennium’s application of EITF 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s exposure to market risk has not changed materially in the six months ended June 30, 2006.

Item 4. Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures. Use caution and common sense when considering these forward-looking statements. Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal, which was argued before the Illinois Appellate Court on January 11, 2006. On February 1, 2006, the Illinois Court of Appeals reversed the trial court’s decision and remanded the case to the trial court for further proceedings. On March 6, 2006, Millennium filed a petition for leave to appeal the Court of Appeals’ decision to the Illinois Supreme Court. On May 24, 2006, the Illinois Supreme Court denied Millennium’s petition for leave to appeal. On June 22, 2006, the Court of Appeals sent the case back to the trial court. In The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000, the court entered summary judgment on behalf of all defendants, and plaintiffs filed an appeal. On March 3, 2006, the California Court of Appeals reversed portions of the Superior Court’s decision and reinstated the plaintiffs’ claims alleging public nuisance, strict liability, negligence and fraud. The Court of Appeals affirmed the dismissal of plaintiffs’ claims for unfair business practices and the denial of plaintiffs’ motion to amend the complaint to include a trespass claim. On April 12, 2006, Millennium appealed the Court of Appeals’ decision and filed a petition for review with the California Supreme Court. On June 21, 2006, the California Supreme Court denied Millennium’s petition for review. City of St. Louis v. Lead Industries Association, Inc., et al., was commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000, and was dismissed by summary judgment on January 18, 2006. The City filed an appeal on June 9, 2006.

Item 1A. Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:

In the risk factor titled “Debt and other agreements restrict Millennium’s and Equistar’s ability to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt,” the “Effects of a Breach” section is amended in its entirety as follows, to reflect that as a result of recent amendments to Millennium’s debt instruments, judgments against Millennium Holdings, LLC and its subsidiaries will no longer trigger a default under debt instruments of Millennium Chemicals Inc.:

Effects of a Breach—A breach by Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit their respective note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit the lenders under their respective credit facilities to terminate future lending commitments and (3) permit acceleration of the breaching entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of Millennium and Equistar contain various event of default and cross-default provisions. It is not likely that Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the breaching entity’s lenders could proceed against any assets that secure their debt. Similarly, the breach by Equistar of covenants in its accounts receivable sales facility would permit the counterparties to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing Equistar’s liquidity.

Item 6. Exhibits

4.4(a)	Amendment No. 1 dated as of May 23, 2006 to Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 24, 2006 and incorporated herein by reference)

10.4(a)	Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP effective as of June 30, 2006 (filed as an exhibit to Equistar’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Millennium Chemicals Inc.

Dated: August 9, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)