Form 10-Q
period 2006-09-30
MILLENNIUM CHEMICALS INC
filed 2006-11-06
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Greenville Crossing, 4001 Kennett Pike	19807
Suite 238, Greenville, Delaware
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of September 30, 2006: 661. There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues
Trade	$478	$483	$1,434	$1,432
Related parties	18	6	55	25

	496	489	1,489	1,457
Operating costs and expenses
Cost of sales	434	448	1,317	1,237
Selling, general and administrative expenses	33	79	113	167
Research and development expenses	6	5	19	17
Asset impairments	6	3	12	8

	479	535	1,461	1,429

Operating income (loss)	17	(46)	28	28

Interest expense	(21)	(31)	(57)	(88)
Interest income	2	7	5	15
Other income (expense), net	2	(18)	23	(22)

Loss before equity investment, minority interest and income taxes	—	(88)	(1)	(67)
Income (loss) from equity investment in Equistar Chemicals, LP	23	(8)	136	132

Income (loss) before income taxes and minority interest	23	(96)	135	65
Provision for (benefit from) income taxes	6	(26)	(31)	31

Income (loss) before minority interest	17	(70)	166	34
Minority interest	—	(2)	(2)	(4)

Net income (loss)	$17	$(72)	$164	$30

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$150	$279
Accounts receivable:
Trade, net	327	331
Related parties	21	30
Inventories	403	429
Prepaid expenses and other current assets	32	64
Deferred tax assets	65	15

Total current assets	998	1,148

Property, plant and equipment, net	646	647
Investment in Equistar Chemicals, LP	489	464
Goodwill, net	104	104
Other assets, net	104	110

Total assets	$2,341	$2,473

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$20	$169
Accounts payable:
Trade	273	305
Related parties	38	62
Accrued liabilities	162	156

Total current liabilities	493	692

Long-term debt	868	966
Other liabilities	612	644
Deferred income taxes	173	167
Commitments and contingencies
Minority interest	46	42
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized, 709 shares issued	—	—
Additional paid-in capital	1,176	1,176
Retained deficit	(835)	(999)
Accumulated other comprehensive loss	(102)	(125)
Treasury stock, at cost (48 shares issued)	(90)	(90)

Total stockholder’s equity (deficit)	149	(38)

Total liabilities and stockholder’s equity	$2,341	$2,473

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2006	2005
Cash flows from operating activities:
Net income	$164	$30
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77	82
Asset impairments	12	8
Equity investment in Equistar Chemicals, LP -
Amount included in net income	(136)	(132)
Distributions of earnings	111	132
Deferred income taxes	(37)	(18)
Debt prepayment premiums and charges	7	10
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	22	(10)
Inventories	36	(19)
Accounts payable	(60)	(26)
Other, net	(21)	59

Net cash provided by operating activities	175	116

Cash flows from investing activities:
Expenditures for property, plant and equipment	(51)	(34)
Distributions from affiliates in excess of earnings	—	8
Other	1	—

Net cash used in investing activities	(50)	(26)

Cash flows from financing activities:
Repayment of long term debt	(259)	(349)
Issuance of long term debt	1	99
Net borrowings under revolving credit facility	6	—
Other	(4)	—

Net cash used in financing activities	(256)	(250)

Effect of exchange rate changes on cash	2	(6)

Decrease in cash and cash equivalents	(129)	(166)
Cash and cash equivalents at beginning of period	279	344

Cash and cash equivalents at end of period	$150	$178

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

3. Accounting and Reporting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Millennium, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Millennium estimates that application of SFAS No. 158 would result in an increase of approximately $110 million in its pension liability, a decrease of approximately $40 million in deferred tax liability and an increase of approximately $70 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accounting and Reporting Changes – (Continued)

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium is evaluating the impact of FIN No. 48 on its consolidated financial statements.

Effective January 1, 2006, Millennium adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. The application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Millennium adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Millennium’s application of EITF 04-13 had no material effect on its consolidated financial statements.

4. Hurricane Effects

During the third quarter 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005, including Millennium’s equity interest in Equistar Chemicals, LP (“Equistar”), reflected charges totaling $8 million, before tax, representing Millennium’s exposure to industry losses expected to be underwritten by an industry insurance consortium, primarily resulting from hurricane damages in the third quarter.

Also, as a result of Hurricane Rita, Millennium and Equistar incurred various costs, that will be subject to insurance reimbursements. Such costs include costs incurred in conjunction with suspending operations at substantially all of Millennium’s and Equistar’s Gulf Coast plants, minor damage to facilities, and costs to restore operations. Costs reflected in income in the third quarter 2005, including Millennium’s equity interest in Equistar, were not material. During the first nine months of 2006, Millennium has not recognized any benefits from insurance reimbursements and none was recognized in the first nine months of 2005.

5. Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $6 million and $12 million for the three and nine months ended September 30, 2006, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2005, respectively, were reflected in asset impairments during the respective periods. At September 30, 2006 and December 31, 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in Equistar Chemicals, LP

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

The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2006	December 31, 2005
BALANCE SHEETS
Total current assets	$2,131	$1,849
Property, plant and equipment, net	2,847	3,063
Investments and other assets, net	375	408

Total assets	$5,353	$5,320

Current maturities of long-term debt	$—	$150
Other current liabilities	1,125	1,010
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	398	416
Partners’ capital	1,670	1,583

Total liabilities and partners’ capital	$5,353	$5,320

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$3,480	$2,867	$9,794	$8,428
Cost of sales	3,151	2,776	8,849	7,640
Asset impairment	135	—	135	—
Selling, general and administrative expenses	54	53	163	151
Research and development expenses	8	8	25	25

Operating income	132	30	622	612
Interest expense, net	(55)	(56)	(160)	(164)
Other income (expense), net	1	(2)	—	(2)

Net income (loss)	$78	$(28)	$462	$446

OTHER INFORMATION
Depreciation and amortization	$79	$79	$243	$238
Expenditures for property, plant and equipment	42	34	105	103

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in Equistar Chemicals, LP – (Continued)

Equistar’s third quarter 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified.

7. Inventories

Inventories consisted of the following:

Millions of dollars	September 30, 2006	December 31, 2005
Finished goods	$199	$223
Work-in-process	41	40
Raw materials	99	106
Materials and supplies	64	60

Total inventories	$403	$429

8. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2006	December 31, 2005
Land	$17	$20
Manufacturing facilities and equipment	1,613	1,531
Construction in progress	80	77

Total property, plant and equipment	1,710	1,628
Less accumulated depreciation	(1,064)	(981)

Property, plant and equipment, net	$646	$647

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$21	$21	$62	$63
Turnaround costs	2	3	7	6
Software costs	—	3	4	8
Other	1	2	4	5

Total depreciation and amortization	$24	$29	$77	$82

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Accounts Payable

Accounts payable at September 30, 2006 and December 31, 2005 included liabilities in the amounts of $2 million and $5 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2006	December 31, 2005
Bank Credit Facilities:
$150 million senior secured revolving credit facility	$—	$—
$100 million Australian senior secured term loan due 2010	85	99
€60 million U.K. asset-based revolving credit facility	6	—

Other debt obligations:
Senior Notes due 2006, 7%	9	158
Senior Notes due 2008, 9.25% ($3 million of premium)	376	463
Senior Debentures due 2026, 7.625% ($1 million of discount)	248	248
Convertible Senior Debentures due 2023, 4%	150	150
Debt payable through 2011 at interest rates ranging from 0% to 9.5%	17	19
Other	(3)	(2)

Total	888	1,135
Less current maturities	(20)	(169)

Total long-term debt, net	$868	$966

In May 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and in July 2006 to the indenture governing the 4% Convertible Senior Debentures primarily to exclude Millennium Holdings, LLC and its subsidiaries (collectively, “Millennium Holdings”), a subsidiary of Millennium, from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 14.

In February 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, during the first nine months of 2006, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million.

In January 2006, a United Kingdom (“U.K.”) subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €48 million, or approximately $62 million, at September 30, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At September 30, 2006, there was €5 million, or approximately $6 million, of outstanding borrowing and no outstanding letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt – (Continued)

As of September 30, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of September 30, 2006 was not significant.

At December 31, 2005, current maturities of long-term debt included $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt issuance costs of $1 million in each of the nine-month periods ended September 30, 2006 and 2005, respectively, is included in interest expense in the Consolidated Statements of Income.

11. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components:

	For the three months ended September 30, 2006		For the nine months ended September 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$1	$6	$5
Interest cost	10	3	29	9
Recognized return on plan assets	(11)	(2)	(33)	(6)
Amortization	5	2	15	4

Net periodic pension benefit cost	$6	$4	$17	$12

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2	$2	$6	$5
Interest cost	11	2	31	8
Recognized return on plan assets	(13)	(2)	(36)	(6)
Amortization	5	1	13	3
Net effect of settlements	1	—	1	—

Net periodic pension benefit cost	$6	$3	$15	$10

Net periodic other postretirement benefit costs, which are provided to U.S. employees, were net credits of $1 million in each of the three month periods ended September 30, 2006 and 2005 and $3 million in each of the nine month periods ended September 30, 2006 and 2005, as a result of a reduction of benefits and related prior service cost in 2004, which resulted in a net amortization credit of $4 million annually.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The income tax provision for the nine months ended September 30, 2006 was a benefit of $31 million on income before taxes and minority interest expense of $135 million. This income tax benefit primarily reflected the effects of favorable settlements of and changes in estimates for prior year items during the nine months ended September 30, 2006.

13. Other Income (Expense), Net

Millennium’s other income (expense), net, included a net benefit of $31 million in the first nine months of 2006 related to the reversal of interest accruals for prior year income tax issues. The reversals reflected the favorable settlement of the prior year tax issues. See Note 12.

14. Commitments and Contingencies

Asset Retirement Obligation—Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Millennium continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At September 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $166 million as of September 30, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the nine-month periods ended September 30:

Millions of dollars	2006	2005
Balance at January 1	$168	$122
Additional accruals	6	41
Amounts paid	(8)	(5)

Balance at September 30	$166	$158

The liabilities for individual sites range from less than $1 million to $102 million. The $102 million liability relates to the Kalamazoo River Superfund Site.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

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

As of September 30, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. During 2005 and 2006, this liability was increased to reflect new information obtained during the period about costs of regulatory oversight, modeling, and other associated river remediation costs. At each of September 30, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the nine-month period ended September 30, 2006 by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At September 30, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $45 million and $46 million, respectively. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the nine-month period ended September 30, 2006, regarding remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Millennium increased the estimated remediation liabilities for those sites by $3 million. The balance of these liabilities, net of related spending, at September 30, 2006 and December 31, 2005 was $64 million and $65 million, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. However, the court has not entered a final judgment on the verdict. The court has taken under advisement motions by the defendants including Millennium, for dismissal, or, alternatively, a new trial. There may be further proceedings by the judge to determine the scope of any abatement.

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

United Kingdom Income Taxes—In 1996, in order to obtain clearance from the former United Kingdom Inland Revenue (currently Her Majesty’s Revenue and Customs) as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson plc (“Hanson”) and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that Millennium would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Millennium agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. Effective February 4, 2002, Millennium ceased being centrally managed and controlled in the United Kingdom. Millennium believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period. During the first nine months of 2006, Millennium received notice from Her Majesty’s Revenue and Customs that it had no further inquiries with respect to this matter.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2006, Millennium has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

15. Reverse Stock Split

In August 2006, the Board of Directors of Millennium approved a 1 for 100,000 reverse stock split of the common stock of Millennium, reducing the authorized shares from 100,000,000 shares to 1,000 shares and the issued and outstanding shares from 70,935,510 shares to 709 shares. The 709 shares include 48 shares held by a Millennium subsidiary, which are accounted for as Treasury stock in the Consolidated Balance Sheets. Millennium retained the current par value of $.01 per share of common stock. The financial statements reflect the effect of the reverse stock split for all periods presented, resulting in a decrease in common stock and an increase in additional paid-in capital of approximately $1 million at December 31, 2005.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Net income (loss)	$17	$(72)	$164	$30
Other comprehensive income (loss):
Foreign currency translation income (loss)	(1)	9	23	(26)
Derivative instruments	—	—	—	(1)

Total other comprehensive income (loss)	(1)	9	23	(27)

Comprehensive income (loss)	$16	$(63)	$187	$3

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Segment and Related Information

Millennium, a wholly-owned subsidiary of Lyondell, sells its products on a global basis primarily to other industrial concerns in the coatings and petrochemicals industries. Millennium operates in two reportable segments:

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products, and

•	Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene, fuels and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
For the three months ended September 30, 2006
Sales and other operating revenues	$341	$124	$31	$496
Operating income (loss)	8	12	(3)	17
Income from equity investment	—	23	—	23

For the three months ended September 30, 2005
Sales and other operating revenues	$345	$119	$25	$489
Operating income (loss)	(7)	2	(41)	(46)
Loss from equity investment	—	(8)	—	(8)

For the nine months ended September 30, 2006
Sales and other operating revenues	$1,042	$362	$85	$1,489
Operating income (loss)	28	13	(13)	28
Income from equity investment	—	136	—	136

For the nine months ended September 30, 2005
Sales and other operating revenues	$1,005	$381	$71	$1,457
Operating income (loss)	42	44	(58)	28
Income from equity investment	—	132	—	132

Operating income (loss) in the “Other” column above includes businesses that are not reportable segments and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of September 30, 2006 and December 31, 2005 and for the three- and nine-month periods ended September 30, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of September 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$403	$—	$403
Other current assets	—	90	505	—	595
Property, plant and equipment, net	—	—	646	—	646
Investment in Equistar Chemicals, LP	—	—	489	—	489
Investment in subsidiaries	315	532	—	(847)	—
Goodwill, net	—	—	104	—	104
Other assets, net	(3)	(3)	110	—	104
Due from parent and affiliates, net	—	243	—	(243)	—

Total assets	$312	$862	$2,257	$(1,090)	$2,341

Current maturities of long-term debt	$—	$10	$10	$—	$20
Other current liabilities	2	18	453	—	473
Long-term debt	150	621	97	—	868
Other liabilities	—	3	609	—	612
Deferred income taxes	—	—	173	—	173
Due to parent and affiliates, net	11	—	232	(243)	—

Total liabilities	163	652	1,574	(243)	2,146
Minority interest	—	—	46	—	46
Stockholder’s equity	149	210	637	(847)	149

Total liabilities and stockholder’s equity	$312	$862	$2,257	$(1,090)	$2,341

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$429	$—	$429
Other current assets	—	211	508	—	719
Property, plant and equipment, net	—	—	647	—	647
Investment in Equistar Chemicals, LP	—	—	464	—	464
Investment in subsidiaries	117	319	—	(436)	—
Goodwill, net	—	—	104	—	104
Other assets, net	3	8	99	—	110
Due from parent and affiliates, net	—	299	—	(299)	—

Total assets	$120	$837	$2,251	$(735)	$2,473

Current maturities of long-term debt	$—	$158	$11	$—	$169
Other current liabilities	1	9	513	—	523
Long-term debt	150	709	107	—	966
Other liabilities	—	4	640	—	644
Deferred income taxes	—	—	167	—	167
Due to parent and affiliates, net	7	—	292	(299)	—

Total liabilities	158	880	1,730	(299)	2,469
Minority interest	—	—	42	—	42
Stockholder’s equity (deficit)	(38)	(43)	479	(436)	(38)

Total liabilities and stockholder’s equity	$120	$837	$2,251	$(735)	$2,473

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended September 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$496	$—	$496
Cost of sales	—	—	434	—	434
Selling, general and administrative expenses	—	—	33	—	33
Research and development expenses	—	—	6	—	6
Asset impairments	—	—	6	—	6

Operating income	—	—	17	—	17
Interest expense, net	(2)	(15)	(2)	—	(19)
Intercompany interest income (expense), net	(1)	27	(26)	—	—
Income from equity investment in Equistar	—	—	23	—	23
Equity in income of subsidiaries	20	36	—	(56)	—
Other income, net	—	—	2	—	2
Provision for income taxes	—	(1)	(5)	—	(6)

Net income	$17	$47	$9	$(56)	$17

STATEMENT OF INCOME For the Three Months Ended September 30, 2005
Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$489	$—	$489
Cost of sales	—	—	448	—	448
Selling, general and administrative expenses	—	—	79	—	79
Research and development expenses	—	—	5	—	5
Asset impairments	—	—	3	—	3

Operating loss	—	—	(46)	—	(46)
Interest income (expense), net	(2)	(23)	1	—	(24)
Intercompany interest income (expense), net	—	30	(30)	—	—
Loss from equity investment in Equistar	—	—	(8)	—	(8)
Equity in income (loss) of subsidiaries	(71)	265	—	(194)	—
Other expense, net	—	(9)	(11)	—	(20)
Benefit from income taxes	1	1	24	—	26

Net income (loss)	$(72)	$264	$(70)	$(194)	$(72)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$1,489	$—	$1,489
Cost of sales	—	—	1,317	—	1,317
Selling, general and administrative expenses	—	—	113	—	113
Research and development expenses	—	—	19	—	19
Asset impairments	—	—	12	—	12

Operating income	—	—	28	—	28
Interest expense, net	(5)	(39)	(8)	—	(52)
Intercompany interest income (expense), net	(1)	82	(81)	—	—
Income from equity investment in Equistar	—	—	136	—	136
Equity in income of subsidiaries	170	52	—	(222)	—
Other income, net	—	12	9	—	21
Benefit from income taxes	—	13	18	—	31

Net income	$164	$120	$102	$(222)	$164

STATEMENT OF INCOME For the Nine Months Ended September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$1,457	$—	$1,457
Cost of sales	—	—	1,237	—	1,237
Selling, general and administrative expenses	—	1	166	—	167
Research and development expenses	—	—	17	—	17
Asset impairments	—	—	8	—	8

Operating income (loss)	—	(1)	29	—	28
Interest income (expense), net	(5)	(70)	2	—	(73)
Intercompany interest income (expense), net	—	83	(83)	—	—
Income from equity investment in Equistar	—	—	132	—	132
Equity in income of subsidiaries	33	357	—	(390)	—
Other expense, net	—	(10)	(16)	—	(26)
(Provision for) benefit from income taxes	2	(1)	(32)	—	(31)

Net income	$30	$358	$32	$(390)	$30

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$62	$117	$—	$175

Expenditures for property, plant and equipment	—	—	(51)	—	(51)
Other	—	—	1	—	1

Net cash used in investing activities	—	—	(50)	—	(50)

Repayment of long-term debt	—	(241)	(18)	—	(259)
Issuance of long-term debt	—	—	1	—	1
Net borrowings under revolving credit facility	—	—	6	—	6
Intercompany	4	58	(62)	—	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	4	(183)	(77)	—	(256)

Effect of exchange rate change on cash	—	—	2	—	2

Decrease in cash and cash equivalents	—	(121)	(8)	—	(129)
Cash and cash equivalents at beginning of period	—	211	68	—	279

Cash and cash equivalents at end of period	$—	$90	$60	$—	$150

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities	$(4)	$28	$92	$—	$116

Expenditures for property, plant and equipment	—	—	(34)	—	(34)
Distributions from affiliates in excess of earnings	—	—	8		8

Net cash used in investing activities	—	—	(26)	—	(26)

Repayment of long-term debt	—	(344)	(5)	—	(349)
Issuance of long-term debt	—	(2)	101	—	99
Intercompany	(2)	314	(312)	—	—
Other	6	—	(6)	—	—

Net cash provided by (used in) financing activities	4	(32)	(222)	—	(250)

Effect of exchange rate change on cash	—	—	(6)	—	(6)

Decrease in cash and cash equivalents	—	(4)	(162)	—	(166)
Cash and cash equivalents at beginning of period	—	90	254	—	344

Cash and cash equivalents at end of period	$—	$86	$92	$—	$178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2006 operating results to second quarter 2006 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Millennium and its joint ventures.

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

In the third quarter 2006, Millennium benefited from higher income from its equity investment in Equistar as well as from higher profitability in the TiO2 and acetyls businesses, compared to the third quarter 2005. In the first nine months of 2006, higher income from the equity investment in Equistar was offset by lower profitability in the acetyls and TiO2 businesses compared to the same period in 2005.

Operating results for the inorganic chemicals segment in the third quarter and first nine months of 2006 were negatively affected by higher utility and raw material costs compared to the same periods in 2005, as well as an unplanned outage at the U.K. plant, which were only partly offset by the benefit of moderately higher sales prices. The third quarter and first nine months of 2005 were negatively affected by inventory reduction efforts, including reduced plant operating rates, which were initiated in the third quarter 2005 in response to weak demand.

The acetyls business benefited in the third quarter and first nine months of 2006 from higher methanol sales prices compared to the same periods in 2005. The negative effects of higher ethylene prices on raw material costs in the third quarter and first nine months of 2006 were more than offset in the third quarter 2006 and partially offset in the first nine months of 2006 by lower natural gas prices compared to the same 2005 periods. In addition, the acetyls business was negatively affected in the first nine months of 2006 by lower vinyl acetate monomer (“VAM”) sales to Asian markets compared to the same period in 2005.

For the third quarter 2006, Equistar’s operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, Equistar’s operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs compared to the same period in 2005. Equistar’s results for the third quarter and first nine months of 2006 included a pretax charge of $135 million, of which Millennium’s 29.5% share was $40 million, related to impairment of the net book value of Equistar’s idled Lake Charles, Louisiana ethylene facility.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $496 million in the third quarter 2006 were comparable to revenues of $489 million in the third quarter 2005 as lower inorganic chemicals product sales volumes were offset by higher average sales prices. Revenues of $1,489 million in the first nine months of 2006 were 2% higher compared to revenues of $1,457 million in the first nine months of 2005 reflecting higher average sales prices, partly offset by lower acetyls product sales volumes.

Cost of Sales—Cost of sales of $434 million was 3% lower in the third quarter of 2006 compared to $448 million in the third quarter 2005, while cost of sales of $1,317 million in the first nine months of 2006 was 6% higher compared to $1,237 million in the first nine months of 2005. The decrease in cost of sales in the third quarter 2006 was primarily due to the effect of lower inorganic chemicals product sales volumes compared to the third quarter 2005, while the increase in the first nine months of 2006 was primarily the result of higher energy and raw material costs and the effect of the U.K. plant outage.

SG&A Expenses—Selling, general and administrative expenses were $33 million in the third quarter 2006 compared to $79 million in the third quarter 2005, and $113 million in the first nine months of 2006 compared to $167 million in the first nine months of 2005. The decreases were primarily due to lower provisions for environmental remediation costs in the 2006 periods.

Asset Impairments—In the fourth quarter of 2003, a decision was made to reduce the carrying value of the property, plant and equipment at Millennium’s Le Havre TiO2 manufacturing facility to zero. Capital expenditures related to the Le Havre, France TiO2 manufacturing facility of $6 million and $3 million, respectively, in the third quarter 2006 and 2005 and $12 million and $8 million, respectively, in the first nine months of 2006 and 2005 were included in operating expense as asset impairment charges. See Note 5 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $17 million in the third quarter 2006 compared to an operating loss of $46 million in the third quarter 2005, and operating income of $28 million in each of the first nine months of 2006 and 2005. The increase in the third quarter 2006 was primarily due to lower provisions for environmental remediation costs and the effects of higher average product sales prices. The effects of higher raw material and energy costs and production problems at the U.K. plant in the first nine months of 2006 were offset by the effects of higher product sales prices and lower provisions for environmental remediation costs in the first nine months of 2006 compared to the same period in 2005.

Interest Expense—Interest expense was $21 million in the third quarter 2006 compared to $31 million in the third quarter 2005 and $57 million in the first nine months of 2006 compared to $88 million in the first nine months of 2005. The decreases reflect a net reduction in long-term debt of approximately $510 million since March 31, 2005.

Other Income (Expense), Net—Millennium’s other income, net, in the third quarter and first nine months of 2006 was $2 million and $23 million, respectively, compared to other expense, net, in the third quarter and first nine months of 2005 of $18 million and $22 million, respectively. The first nine months of 2006 included a net benefit of $31 million reflecting a favorable settlement of prior year income tax issues, partially offset by a $7 million charge related to prepayments of its 7% Senior Notes due 2006 and 9.25% Senior Notes due 2008. The third quarter 2005 included foreign exchange losses of $8 million and $10 million of charges for prepayment premiums and write-offs of unamortized debt issuance costs, which primarily related to Millennium’s 7% Senior Notes due 2006. The first nine months of 2005 included $10 million of charges related primarily to a reduction in the value of certain investments as well as the $10 million of charges related to debt reduction.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $23 million in the third quarter 2006 compared to a loss of $8 million in the third quarter 2005, and income of $136 million in the first nine months of 2006 compared to $132 million in the first nine months of 2005. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The income tax provision for the nine months ended September 30, 2006 was a benefit of $31 million on income before taxes and minority interest of $135 million. The income tax benefit for the nine months ended September 30, 2006 primarily reflected the effects of favorable settlements of and changes in estimates for prior year items during the nine months ended September 30, 2006.

Net Income—Millennium’s net income for the third quarter 2006 was $17 million compared to a net loss of $72 million in the third quarter 2005, and net income of $164 million in the first nine months of 2006 compared to $30 million in the first nine months of 2005. The increase in profitability in the third quarter 2006 primarily reflected after-tax increases of $41 million in operating income, $20 million in income from Millennium’s equity investment in Equistar and $13 million in other income (expense), net, compared to the third quarter 2005, while the increase in the first nine months of 2006 reflected an $87 million benefit from income tax effects as well as after-tax increases of $29 million in other income (expense), net, and $20 million in interest expense, net, compared to the first nine months of 2005. Operating income in the first nine months of 2006 and 2005 was comparable.

Third Quarter 2006 versus Second Quarter 2006

Millennium’s third quarter 2006 net income was $17 million compared to net income of $114 million in the second quarter 2006. The second quarter 2006 included benefits of $87 million related to favorable settlements of income tax issues. Lower income from Millennium’s equity investment in Equistar accounted for the remaining decrease. The decrease in income from Millennium’s equity investment in Equistar was primarily due to lower product margins at Equistar.

Segment Analysis

Millennium operates primarily in two reportable segments: inorganic chemicals and EC&D. The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues:
Inorganic chemicals segment	$341	$345	$1,042	$1,005
EC&D segment – acetyls business	124	119	362	381

Operating income (loss):
Inorganic chemicals segment	8	(7)	28	42
EC&D segment – acetyls business	12	2	13	44
Other operating loss	(3)	(41)	(13)	(58)

Income (loss) from equity investment in Equistar	23	(8)	136	132

Sales volumes
Inorganic chemicals:
TiO2 (thousands of metric tons)	149	160	458	456

EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	164	169	480	560
Acetic acid (pounds)	158	137	464	423
Methanol (gallons)	10	20	38	53

Inorganic Chemicals Segment

Revenues—Revenues of $341 million in the third quarter 2006 were comparable to revenues of $345 million in the third quarter 2005, while revenues of $1,042 million in the first nine months of 2006 were 4% higher than the $1,005 million in the first nine months of 2005. The third quarter 2006 reflected the effects of higher average U.S. dollar sales prices that were offset by the effect of lower sales volumes compared to the third quarter 2005 when Millennium implemented an inventory reduction program. The increase in the first nine months of 2006 reflected the effects of higher average U.S. dollar sales prices compared to the first nine months of 2005. Sales volumes in the third quarter 2006 were 7% lower compared to the third quarter 2005, while sales volumes in the first nine months of 2006 and 2005 were comparable. U.S. dollar sales prices averaged 6% and 3% higher, respectively, in the third quarter and first nine months of 2006 compared to the same periods in 2005.

Operating Income—The inorganic chemicals segment had operating income in the third quarter 2006 of $8 million compared to an operating loss of $7 million in the third quarter 2005. The $15 million improvement in the third quarter 2006 was primarily attributable to $17 million of lower production costs, reflecting lower utility costs compared to the third quarter 2005. The third quarter 2005 included the negative effects of reduced operating rates that resulted from the inventory reduction program.

Operating income in the first nine months of 2006 was $28 million compared to $42 million in the first nine months of 2005. The $14 million decrease was primarily attributable to higher manufacturing costs and other costs of $32 million, primarily utility and raw material costs, and the effects of the unplanned outage at the U.K. plant, all of which was partially offset by the $16 million effect of higher average U.S. dollar sales prices.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly-owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $124 million in the third quarter 2006 were 4% higher compared to revenues of $119 million in the third quarter 2005, while revenues of $362 million in the first nine months of 2006 were 5% lower compared to $381 million in the first nine months of 2005. The increase in the third quarter 2006 was primarily attributable to the effect of higher average sales prices and higher sales volumes, while the decrease in the first nine months was primarily due to lower sales volumes, partially offset by the effects of higher average sales prices. The increases in average sales prices in both 2006 periods were primarily due to higher average sales prices for methanol. The decrease in sales volumes in the first nine months of 2006 primarily reflected 14% lower sales volumes for VAM compared to the first nine months of 2005 reflecting lower sales to Asian markets.

Operating Income—The acetyls business had operating income of $12 million in the third quarter 2006 compared to operating income of $2 million in the third quarter 2005. The $10 million increase was primarily attributable to the $15 million effect of higher margins, partially offset by the $5 million effect of lower sales volumes. The higher margins primarily reflected the effect of higher average sales prices. The negative effect of higher ethylene prices on raw material costs was more than offset by lower natural gas prices in the third quarter 2006 compared to the same 2005 period.

Operating income was $13 million in the first nine months of 2006 compared to $44 million in the first nine months of 2005. The $31 million decrease was primarily due to lower margins, which reflected $50 million of higher costs, partially offset by the $25 million effect of higher average sales prices. The higher costs were primarily due to higher raw material costs reflecting an increase in ethylene prices, partially offset by the benefit of lower natural gas prices. Lower sales volumes in the first nine months of 2006 had a $6 million negative effect.

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

During the third quarter and first nine months of 2006, the chemical industry generally continued to experience balanced supply and demand conditions. Chemical producers experienced higher average raw material costs, resulting primarily from significantly higher average crude oil prices. Despite a decrease in crude oil prices late in the third quarter 2006, and a hurricane-related spike late in the third quarter 2005, crude oil prices averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

In the third quarter 2005, the U.S. Gulf Coast hurricanes, Katrina and Rita, disrupted market supply/demand balances as well as the operations of most Gulf Coast refiners and producers of ethylene.

Third quarter 2006 Equistar operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, Equistar’s operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs, compared to the same period in 2005. Results for the third quarter and first nine months of 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

U.S. market demand for ethylene increased an estimated 11% and 2%, respectively, in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. For polyethylene, U.S. demand decreased an estimated 6% in the third quarter 2006 and increased an estimated 1% in the first nine months of 2006, compared to the third quarter and first nine months of 2005, respectively.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.37	63.07	68.04	55.25
Natural gas – dollars per million BTUs	6.14	8.00	6.71	6.85
Weighted average cost of ethylene production – cents per pound	33.43	33.84	31.71	27.63
Ethylene – cents per pound	50.67	41.17	49.17	40.33
Propylene – cents per pound	49.67	35.50	47.11	38.39
Benzene – cents per gallon	371.33	282.50	313.78	301.72
HDPE – cents per pound	73.67	68.50	71.22	69.17

Although benchmark crude oil prices dropped sharply in September 2006, benchmark crude oil prices averaged significantly higher in the third quarter and first nine months of 2006 compared to the same periods in 2005, as indicated in the table above. Natural gas prices in the third quarter 2006 were significantly lower compared to the third quarter 2006, and averaged approximately the same for the first nine months of 2006 compared to the same period in 2005. Despite the downward trend in natural gas prices during 2006, the prices of NGL-based raw materials remained at high levels in the 2006 periods. As a result, overall raw material costs averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

Revenues—Equistar’s revenues of $3,480 million in the third quarter 2006 were 21% higher compared to revenues of $2,867 million in the third quarter 2005, while revenues of $9,794 million in the first nine months of 2006 were 16% higher compared to revenues of $8,428 million in the first nine months of 2005. The higher revenues in the third quarter and first nine months of 2006 reflected the effects of higher average sales prices compared to the same periods in 2005. Sales volumes increased 6% in the third quarter 2006 compared to the third quarter 2005 and were 3% higher in the first nine months of 2006 compared to first nine months of 2005.

Operating Income—Equistar had operating income of $132 million in the third quarter 2006 compared to $30 million in the third quarter 2005, and operating income of $622 million in the first nine months of 2006 compared to $612 million in the first nine months of 2005. Third quarter 2006 Equistar operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, Equistar’s operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs, compared to the same period in 2005. The third quarter and first nine months of 2006 included the $135 million impairment charge.

Net Income—Equistar had net income of $78 million in the third quarter 2006 compared to a net loss of $28 million in the third quarter 2005, and net income of $462 million in the first nine months of 2006 compared to $446 million in the first nine months of 2005. The increases were primarily attributable to the higher operating income in the third quarter and first nine months of 2006 compared to the same periods in 2005.

Other

Other operations include Millennium’s flavors and fragrances business, and unallocated operating expenses that are not identified with the reportable business segments.

Other operating losses were $3 million in the third quarter 2006 compared to $41 million in the third quarter 2005, and $13 million in the first nine months of 2006 compared to $58 million in the first nine months of 2005. The decreases were primarily attributable to lower provisions for estimated environmental remediation costs.

FINANCIAL CONDITION

Operating Activities—Operating cash flow was $175 million in the first nine months of 2006 compared to $116 million in the first nine months of 2005 primarily as a result of lower cash usage related to the main components of working capital – accounts receivable and inventories, net of accounts payable. Although higher compared to the first nine months of 2005, net income for the first nine months of 2006 included reversals of previous tax-related liabilities, which did not provide cash.

Net increases in the main components of working capital used cash of $2 million in the first nine months of 2006 compared to $55 million in the first nine months of 2005. The improvement was primarily due to inventory which decreased $36 million in the 2006 period compared to a $19 million increase in the first nine months of 2005. The increase in the 2005 period reflected weaker than expected demand and led to inventory reduction efforts.

Investing Activities—Investing activities used cash of $50 million in the first nine months of 2006 and $26 million in the first nine months of 2005 primarily for Millennium’s capital expenditure program. Capital spending in 2006, primarily for base plant support and projects to improve manufacturing efficiency, also includes spending for projects related to environmental and regulatory projects.

Millennium currently estimates that environmentally related capital expenditures at its facilities will be approximately $5 million in 2006 and $10 million in 2007. These amounts include estimated expenditures related to air emission reductions.

Financing Activities—Financing activities used cash of $256 million and $250 million in the first nine months of 2006 and 2005, respectively, primarily for debt repayment.

In the first nine months of 2006, Millennium repaid $149 million principal amount of its 7% Senior Notes due 2006 pursuant to a cash tender offer, paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million. During the first nine months of 2005, Millennium prepaid $281 million principal amount of its 7% Senior Notes due 2006, paying a premium of $7 million. Also, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006 and $2 million of the 9.25% Senior Notes due 2008. Millennium intends to continue to reduce debt as market conditions permit.

During the first nine months of 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility and drew a net €5 million, or $6 million, which was outstanding at September 30, 2006. Millennium also amended its $150 million senior secured revolving credit facilities during the first nine months of 2006. See “Liquidity and Capital Resources.”

During the first nine months of 2005, Millennium amended and restated its previous credit facility with new credit facilities, see “Liquidity and Capital Resources,” that included a $100 million Australian senior secured term loan which matures in August 2010. Additionally, Millennium paid a cash dividend totaling $5 million to its minority interest shareholders and received a contribution of $6 million from Lyondell.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly levered. As of September 30, 2006, total debt, including current maturities, was $888 million, or 82% of total capitalization. At September 30, 2006, Millennium had $150 million of cash on hand and $188 million of unused availability under its revolving credit facilities as follows:

•	$126 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at September 30, 2006 totaled $24 million. At September 30, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•	€48 million, or approximately $62 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing, and letters of credit provided under the facility. At September 30, 2006, the outstanding borrowing was €5 million, or $6 million, and there were no outstanding letters of credit under the revolving credit facility.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. Millennium received $111 million of distributions from Equistar in the first nine months of 2006 and $140 million in the first nine months of 2005.

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

In June 2006, Standard & Poor’s Rating Services (“S&P”) lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 jury verdict against a Millennium subsidiary, Millennium Holdings, LLC, and other defendants. See the “Litigation” section of Note 14 to the Consolidated Financial Statements. In June 2006, Moody’s Investors Service (“Moody’s”) reinstated Millennium’s debt ratings at Ba3. In July 2006, Moody’s placed the ratings of Millennium under review for possible downgrade. In September 2006, Moody’s confirmed the rating of Millennium and revised its outlook for Millennium to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased cash flow resulting from favorable crack and crude spreads.

Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 14 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed below. There have been no changes in the terms of the covenants or the guarantees in the nine months ended September 30, 2006, except for a May 2006 amendment to the senior secured revolving credit facility, and a July 2006 amendment to the indenture governing the 4% Convertible Senior Debentures, that primarily excluded a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the nine months ended September 30, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of September 30, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. As of September 30, 2006, the amount of the Debentures converted into shares of Lyondell common stock was not significant.

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

Off-Balance Sheet Arrangements—Millennium’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s off-balance sheet arrangements did not change in the nine months ended September 30, 2006.

Equistar Liquidity and Capital Resources—At September 30, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 56% of its total capitalization, and there were no current maturities. At September 30, 2006, Equistar had cash on hand of $38 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $848 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $90 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at September 30, 2006 and $12 million of outstanding letters of credit under the revolving credit facility as of September 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at September 30, 2006.

In August 2006, Standard & Poors (“S&P”) removed Equistar’s ratings from CreditWatch and revised its outlook for Equistar to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining LP acquisition by Lyondell will outweigh the temporary increase in debt leverage. In September 2006, Moody’s Investors Service (“Moody’s”) confirmed the rating of Equistar and revised its outlook for Equistar to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased cash flow resulting from favorable crack and crude spreads.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 5 and 11 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the nine months ended September 30, 2006. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

Millennium believes that its inorganic chemicals segment will be impacted by the normal seasonal slowdown in TiO2 demand in the fourth quarter. Its U.K. plant will undergo a brief scheduled maintenance outage to address some ongoing reliability problems. Following the outage, operations at the site are expected to improve. Equistar’s sales prices continue to fluctuate in response to volatile energy prices. Longer term, Equistar should benefit from favorable industry economic and market conditions and strong operating rates and margins.

ACCOUNTING AND REPORTING CHANGES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Millennium, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Millennium estimates that application of SFAS No. 158 would result in an increase of approximately $110 million in its pension liability, a decrease of approximately $40 million in deferred tax liability and an increase of approximately $70 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July, 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium is evaluating the impact of FIN No. 48 on its consolidated financial statements.

Effective January 1, 2006, Millennium adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. The application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Millennium adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Millennium’s application of EITF 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Millennium’s exposure to market risk has not changed materially in the nine months ended September 30, 2006.

Item 4. Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control. Millennium’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Millennium’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	legal, tax and environmental proceedings,

•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	the cyclical nature of the chemical industry,

•	Millennium’s ability to implement its business strategies,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets, and

•	technological developments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York dismissed this case. On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision. In addition, on March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. However, the court has not entered a final judgment on the verdict. The court has taken under advisement motions by the defendants including Millennium, for dismissal or, alternatively, a new trial. There may be further proceedings by the judge to determine the scope of any abatement.

New cases recently filed against Millennium and other former manufacturers of lead pigment include City of East Cleveland v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on September 29, 2006; City of Toledo v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Lucas County, Ohio on September 29, 2006; City of Lancaster v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Fairfield County, Ohio on October 17, 2006; City of Akron v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Summit County, Ohio on October 24, 2006; and Jerome Davis v. Millennium Holdings LLC, et al., commenced in District Court, Douglas County, Nebraska on May 24, 2006. The City of East Cleveland, City of Toledo, City of Lancaster and City of Akron cases allege claims for public nuisance, concert of action, unjust enrichment, indemnity, and punitive damages. The Davis case alleges negligence in connection with plaintiff’s alleged lead exposure.

Item 1A. Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, except as described below:

Millennium pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Millennium may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value. For example, Millennium currently is evaluating potential strategic alternatives with respect to its inorganic chemicals business. Transactions that Millennium pursues may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under Millennium’s credit facility and other debt agreements, some of these transactions may be financed with additional borrowings by Millennium or its joint ventures. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce the operating results of Millennium or its joint ventures in the short term because of the costs associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Millennium’s or its joint ventures’ businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated By-Laws of the Registrant

4.3(b)	Second Supplemental Indenture dated as of July 31, 2006 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 31, 2006 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Millennium Chemicals Inc.

Dated: November 6, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)