Form 10-K
period 2006-12-31
MILLENNIUM CHEMICALS INC
filed 2007-02-28
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-12091

MILLENNIUM CHEMICALS INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Greenville Crossing, 4001 Kennett Pike Suite 238, Greenville, Delaware	19807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public trading market for the Registrant’s equity securities. As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

PART I

Item 1.	Business

MILLENNIUM

Overview of the Business

Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”) is a global chemical company, with total 2006 revenues of $1.9 billion, and assets of $2.4 billion as of December 31, 2006. On November 30, 2004, Lyondell Chemical Company (“Lyondell”) acquired Millennium in a stock-for-stock business combination. As a result of the business combination, Millennium is now a wholly-owned subsidiary of Lyondell.

Millennium operates in two business segments: inorganic chemicals; and ethylene, co-products and derivatives.

Millennium’s inorganic chemicals business segment primarily produces titanium dioxide (“TiO2”). The inorganic chemicals business segment also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals. On February 23, 2007, Millennium and The National Titanium Dioxide Company Ltd. (Cristal) signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. The amount will be adjusted up or down depending on the change in value of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated to occur in the first half of 2007.

Millennium’s ethylene, co-products and derivatives business segment comprises its acetyls business and its equity investment in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”). Millennium’s acetyls business produces vinyl acetate monomer (“VAM”), acetic acid and methanol, which is a raw material for acetic acid. Equistar produces ethylene and its co-products, which primarily include propylene, butadiene and aromatics, which include benzene and toluene. Equistar’s derivatives primarily include polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate. Millennium owns 29.5% of Equistar, the balance of which is owned by Lyondell through other subsidiaries. Millennium accounts for its interest in Equistar using the equity method.

Millennium also produces fragrance and flavor chemicals. For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2006, see Note 21 to the Consolidated Financial Statements.

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

INORGANIC CHEMICALS SEGMENT

Overview

TiO2 is the primary product of the inorganic chemicals business, which accounted for approximately 64% of Millennium’s total revenues in 2006, 65% in 2005 and 71% in 2004. TiO2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers. On February 23, 2007, Millennium and Cristal signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007. The transaction would allow Millennium to accelerate debt repayment.

As of December 31, 2006, Millennium’s annual TiO2 production capacity, using the chloride process and the sulfate process discussed below, was approximately 670,000 metric tons. Unless otherwise specified, annual processing capacities were calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below.

TiO2 Production Process	Annual Capacity	Percentage of Capacity
Chloride Process	515,000 metric tons	77%
Sulfate Process	155,000 metric tons	23%

Total	670,000 metric tons	100%

TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is primarily used in paint and coatings, ink and plastics. Anatase TiO2 is primarily used in paper, ceramics, rubber and man-made fibers.

TiO2 is manufactured using two different technologies. The newer chloride process is a high-temperature process in which chlorine is used to produce an intermediate TiO2 rutile crystal pigment, with greater purity and better control over the size distribution of the pigment particles than the alternative sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste than the sulfate process.

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

Millennium also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with most of its titanium ores. As of December 31, 2006, the mine had approximately 1.4 million metric tons of recoverable ilmenite reserves, approximately 233,000 metric tons of zircon reserves and approximately 21,000 metric tons of natural rutile reserves. The mine produced approximately 111,000 metric tons of ilmenite, a titanium-bearing ore, in 2006. Approximately 99,000 metric tons of ilmenite produced at the mine were processed by the Salvador TiO2 plant in 2006, while approximately 22,000 metric tons were sold to the plant in Le Havre, France and approximately 1,000 metric tons were sold to unrelated parties. The mine also produced approximately 21,000 metric tons of zircon and approximately 2,000 metric tons of natural rutile titanium ore, all of which were sold to unrelated parties.

Millennium’s inorganic chemicals business also produces a number of specialty and performance products, some of which are manufactured at dedicated facilities and others of which are manufactured at facilities that also produce TiO2 products. These products include titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals.

Marketing and Sales

Of the TiO2 sold by Millennium in 2006, approximately 65% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 10% to customers in the paper industry, and approximately 1% to other customers. Millennium experiences some seasonality in its TiO2 sales because, in general, its customers’ production of paint and coatings are greatest in the spring and summer months. TiO2 generally is sold by Millennium at prices determined by market-based negotiation under annual and multi-year contracts. TiO2 is sold either directly to customers or, to a lesser extent, through agents or distributors, and is distributed by rail, truck and ocean carrier in either dry or slurry form.

No single inorganic chemicals customer accounted for 10% or more of Millennium’s total revenues in 2006. For geographic data, see Note 21 to the Consolidated Financial Statements.

Raw Materials

Naturally occurring titanium-bearing ores such as ilmenite and natural rutile occur as sand or hard rock deposits in various parts of the world and are used as raw materials in the TiO2 extraction process. Mining companies are increasingly treating ilmenite to extract iron and other minerals to produce slag or synthetic rutile with higher TiO2 concentrations, resulting in lower amounts of wastes and by-products during processing by TiO2 pigment plants. Generally, titanium-bearing ores are shipped by using bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Millennium obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil and Norway, generally pursuant to multi-year supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world’s largest producers of titanium ores and they accounted for approximately 65% of the titanium ores purchased for Millennium’s inorganic chemicals business in 2006.

Other major raw materials and supplies used in the production of TiO2 are coke, chlorine, caustic soda, aluminum, sodium silicate, sodium aluminate, sulfuric acid, oxygen, nitrogen and natural gas. The number of sources for and availability of these materials is specific to the particular geographic region in which a facility is located. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Millennium’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to non-U.S. operations.”

A number of the raw materials used by Millennium’s inorganic chemicals business are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, Millennium could suffer reduced supplies and/or be forced to incur increased costs for these raw materials. For example, for the Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.” However, at the present time, chloride- and sulfate-process raw materials are available in sufficient quantities.

Competition and Industry Conditions

The bases for competition in the inorganic chemicals businesses are price, product quality, product performance, product delivery, customer service and reliability of supply. The major competitors for sales of TiO2 are E. I. du Pont de Nemours and Company (“DuPont”), Huntsman Tioxide (“Huntsman Tioxide,” a business unit of Huntsman Corporation), Kronos Worldwide, Inc. (“Kronos”) and Tronox Incorporated (“Tronox,” formerly a business unit of Kerr-McGee Corporation). Millennium estimates that collectively, as of December 31, 2006, DuPont, Millennium, Huntsman Tioxide, Kronos and Tronox accounted for approximately 64% of the world’s TiO2 production capacity. Millennium is the second largest producer of TiO2 in the world, based on published rated capacity.

In certain applications, TiO2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments and synthetic polymers materials.

Sulfate-process plants can be less competitive than chloride-process plants, unless the sulfate-process plants (1) use lower cost raw materials and cost-effectively dispose of the waste, (2) have low labor costs, or (3) have higher selling prices through either tariff protection or specialty market position for some portion of the plant’s output. When the TiO2 industry is oversupplied, customers prefer the newer chloride-process products and, thus, sulfate-process plants would operate at lower utilization rates than chloride-process plants.

Generally, new plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. DuPont has announced plans to construct a 200,000 ton per year TiO2 plant in Dongying, China with planned completion in 2010. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can also increase overall industry capacity. For example, Huntsman Tioxide has announced plans to expand its TiO2 facility in Greatham, U.K. by 50,000 tons.

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

The following table outlines:

•	the acetyls business’ primary products;

•	annual processing capacity at December 31, 2006; and

•	the primary uses for those products.

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

Marketing and Sales

Sales of VAM accounted for approximately 15% of Millennium’s total revenues in 2006, and approximately 16% in 2005 and 2004. Sales of acetyls collectively accounted for approximately 25% of Millennium’s total revenues in 2006, 26% in 2005 and 24% in 2004.

VAM is sold into domestic and export markets under multi-year contracts, and also on a spot basis. Acetic acid that is not consumed internally for the production of VAM is sold into domestic and export markets under multi-year contracts, and also on a spot basis. Contract pricing for sales of VAM and acetic acid generally is determined by market-based negotiation, market index or cost-based formulas. Millennium also sells VAM to Equistar and acetic acid to both Lyondell and Equistar at market-based pricing. Pursuant to an agreement that expired on December 31, 2006, a portion of the acetic acid produced at Millennium’s La Porte, Texas plant previously was converted into VAM through DuPont’s nearby VAM plant and Millennium acquired all of the VAM production at DuPont’s plant that was not utilized internally by DuPont. As of January 1, 2007, Millennium produces those VAM volumes internally at its facilities. VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck. Millennium has bulk storage arrangements in Europe and South America to better serve its customers’ requirements in those regions. Sales are made through a direct sales force, agents and distributors.

The La Porte, Texas methanol facility is owned by La Porte Methanol Company, Millennium’s 85%-owned joint venture with Linde. Each party to the joint venture receives its respective share of the methanol production. Millennium uses the methanol as a raw material for acetic acid and also sells the methanol under annual contracts and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

No single acetyls customer accounted for 10% or more of Millennium’s total revenues in 2006. For geographic data, see Note 21 to the Consolidated Financial Statements.

Raw Materials

The primary raw materials for the production of VAM are acetic acid and ethylene. For VAM produced by Millennium, Millennium obtains its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices. In 2006, Millennium used a large percentage of its acetic acid production to produce VAM.

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

Competition and Industry Conditions

The bases for competition in the acetyls businesses are price, product performance, product quality, product delivery, reliability of supply and customer service. The acetyls businesses compete globally with other large marketers and producers for sales of acetyls, including BP p.l.c., Celanese Corporation (“Celanese”), The Dow Chemical Company (“Dow”), Eastman Chemical Company, Methanex Corporation and Saudi Basic Industries Corp. Millennium is the second largest producer of VAM and acetic acid in North America, the third largest producer of acetic acid worldwide and the fourth largest producer of VAM worldwide, based on 2006 published rated production capacity.

Equity Investment in Equistar

Millennium owns a 29.5% interest in Equistar, a joint venture with Lyondell. Millennium accounts for its interest in Equistar as an equity investment. Equistar reports its results of operations in one segment: ethylene, co-products and derivatives.

Overview

Equistar produces ethylene, co-products and derivatives at fifteen facilities located in five states in the U.S. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, EO, EG and other EO derivatives, as well as ethanol and polypropylene. Equistar also produces fuel products, such as MTBE and alkylate. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

The following table outlines:

•	Equistar’s primary products;

•	annual processing capacity as of December 31, 2006; and

•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces its products.

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

Product	Annual Capacity	Primary Uses
Ethylene	10.8 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM.

Co-Products:

Propylene	4.8 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds

Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

Product	Annual Capacity	Primary Uses
Aromatics:

Benzene	310 million gallons

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

Fuel Products:

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a high octane gasoline blending component.

Alkylate	337 million gallons (d)	Alkylate is a high octane gasoline blending component.

Derivatives:

High density polyethylene (HDPE)	3.2 billion pounds

HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe.

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

(a)

Excludes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana ethylene and co-products facility, which has been idled since the first quarter 2001. Although

Equistar retains the physical ability to restart or sell that facility, in the third quarter of 2006 Equistar determined that it had no expectation of resuming production at that facility.
(b)

Does not include refinery-grade material from Lyondell’s refinery or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. These facilities have an annual processing capacity of an additional one billion pounds/year of propylene.

(c)	Includes up to 44 million gallons/year of capacity produced for and returned to Lyondell.
(d)	Includes up to 172 million gallons/year of capacity produced for and returned to Lyondell.
(e)

Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.

Marketing and Sales

Equistar produces ethylene at six sites located in three states. Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives, or is shipped by pipeline to customers. For the year ended December 31, 2006, approximately 87% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties during 2006 include significant ethylene sales to Occidental Chemical Corporation pursuant to a long-term ethylene supply agreement. Occidental Chemical Corporation is a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”), which owned 8.5% of Lyondell’s outstanding common stock as of December 31, 2006 and after giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock. Sales of ethylene accounted for approximately 12% of Equistar’s total revenues in 2006, 13% in 2005 and 12% in 2004.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas. The Morris, Illinois and Clinton, Iowa facilities also can produce propylene.

Equistar consumes propylene in the production of polypropylene and also sells propylene to Lyondell at market-related prices. Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Equistar supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis. Sales of propylene accounted for approximately 20% of Equistar’s total revenues in 2006 and approximately 18% in 2005 and 2004.

Equistar generally sells its butadiene under multi-year contracts. Equistar sells benzene and toluene to Lyondell at market-related prices. Most of Equistar’s benzene and toluene production that is not sold to related parties generally is sold under multi-year contracts. Equistar also sells benzene produced by Lyondell, which it purchases from Lyondell at market-related prices. Sales of benzene accounted for less than 10% of Equistar’s total revenues in 2006 and 2005 and approximately 10% in 2004. Equistar serves as Lyondell’s sole agent to market toluene, paraxylene and orthoxylene produced by Lyondell and receives a marketing fee for such services.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

MTBE produced at one of the two Channelview units and at the Chocolate Bayou plant is sold to Lyondell at market-related prices. MTBE is produced for Lyondell at the second Channelview unit for a processing fee. Equistar produces alkylate for and returns alkylate to Lyondell for a processing fee, and also sells alkylate both under short-term contracts and on a spot basis.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and La Porte facilities is shipped via a pipeline system which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Polyethylene is manufactured by Equistar using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for approximately 12% of Equistar’s total revenues in 2006 and 2005 and 14% in 2004, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 21% of Equistar’s total revenues in 2006 and 2005 and 26% in 2004.

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

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture between Equistar and DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

Other derivatives products are primarily distributed by railcar. The vast majority of the derivatives products are sold in North America, primarily through Equistar’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

Other than Lyondell, which accounted for approximately 11% of Equistar’s total revenues in 2006, no single customer accounted for 10% or more of Equistar’s total revenues in 2006. For geographic data, see Note 21 to the Consolidated Financial Statements.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

The flexibility to consume a wide range of raw materials, including heavy liquids, has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability to NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, the advantage during first quarter 2006 was well below the historical average. However, strengthening market conditions increased the advantage significantly for the remainder of the year. As a result, the advantage for the full year 2006 was above the historical average. Equistar has the capability to realize this margin advantage due to its ability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities. Equistar’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Equistar’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, Equistar’s heavy liquids requirements are sourced globally via a mix of contractual and spot arrangements. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of Equistar’s NGLs requirements are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. Equistar also obtains a portion of its heavy liquids requirements from Lyondell’s refinery at market-related prices. Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Equistar purchases all of its methanol requirements for ethylene and co-products from Lyondell at market-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the derivatives products is ethylene. Equistar’s derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. Substantially all of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s ethylene and co-products facilities, as well as unrelated parties.

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

Competition and Industry Conditions

Competition in the ethylene, co-products and derivatives businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation has brought North American production capacity under the control of fewer, although larger, competitors.

Profitability is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future. In 2005, temporary hurricane-related shutdowns greatly impacted supply and demand during the last four months of 2005, and significant U.S. production outages carried over into the first quarter of 2006. During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at more than 5%, with more than 80% of these additions in the Middle East and Northeast Asia. The average worldwide demand growth is expected to lag this rate only by approximately 1%. In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008. Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Equistar competes with other large domestic marketers and producers for sales of ethylene and co-products, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation (“Huntsman”), Ineos and Shell Chemical Company. Equistar’s ethylene rated capacity at December 31, 2006 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity. Based on published rated production capacities, Equistar is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2006 was approximately 77 billion pounds per year, with approximately 77% of that North American capacity located along the Gulf Coast.

Equistar competes with other large marketers and producers for sales of derivatives, including Celanese, ChevronPhillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers. Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2006 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

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

ENVIRONMENTAL CAPITAL EXPENDITURES

Millennium and its joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2006, 2005 and 2004, Millennium spent approximately $5 million, $8 million and $8 million, respectively, for environmentally related capital expenditures at existing facilities. Millennium currently estimates that environmentally related capital expenditures at its facilities will be approximately $10 million for 2007 and $15 million for 2008, reflecting the addition of a new waste disposal landfill and fume containment equipment at a TiO2 plant.

In the years ended December 31, 2006, 2005 and 2004, Equistar spent approximately $60 million, $62 million and $44 million, respectively, for environmentally related capital expenditures at existing facilities. Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $30 million for 2007 and $15 million for 2008. Capital expenditures during 2005 and 2006 included significant expenditures for projects related to air emission reduction and wastewater management. The decreasing levels of estimated environmentally related capital expenditures for 2007 and 2008 reflect the completion or near completion of these projects.

For additional information regarding environmentally related capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Millennium—Millennium conducts research principally at technology centers in Baltimore, Maryland; Stallingborough, United Kingdom; and Jacksonville, Florida. Millennium’s research and development expenditures were $26 million in 2006, $23 million in 2005 and $21 million in 2004.

Millennium maintains an extensive patent portfolio and continues to file new patent applications related to its TiO2, acetyls and fragrance and flavor businesses. As of December 31, 2006, Millennium owned approximately 55 United States patents and approximately 115 worldwide patents. Millennium owns trademarks and trademark registrations in the United States and in other countries, including the “Millennium” trade name. Millennium does not regard its business as being materially dependent upon any single patent, trademark or license.

Equistar—Equistar conducts research and development principally at its technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas. Equistar’s research and development expenditures were $34 million in 2006, $33 million in 2005 and $34 million in 2004.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses. As of December 31, 2006, Equistar owned approximately 260 United States patents and approximately 410 worldwide patents. Equistar owns globally registered and unregistered trademarks, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

Millennium—At December 31, 2006, Millennium had approximately 3,240 full-time and part-time employees, approximately 1,155 of whom were located in the United States, approximately 1,045 of whom were located in Europe, approximately 665 of whom were located in Brazil, approximately 355 of whom were located in Australia and approximately 20 of whom were located in Asia. As of December 31, 2006, approximately 26% of the employees located in the U.S., approximately 78% of the employees located in Europe and substantially all of the employees located in Brazil were represented by labor unions. In addition to its own employees, Millennium uses the services of Lyondell and Equistar employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. Millennium believes that its relations with its employees are good.

Equistar—At December 31, 2006, Equistar employed approximately 3,260 full-time and part-time employees. Approximately 4.5% of Equistar’s employees are covered by collective bargaining agreements. In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. Equistar believes that its relations with its employees are good.

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

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses. The costs of raw materials and energy used for acetyls and Equistar’s products, and the energy costs for TiO2, generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. The costs of energy and certain raw materials remain at high levels. There have been in the past, and will likely be in the future, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on their results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce liquidity and cash flow for Millennium and its joint ventures. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Millennium’s or its joint ventures’ results of operations. See “Millennium and its joint ventures sell commodity products in highly competitive global markets and face significant price pressures” below.

In addition, higher North American and European natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has in the past caused and may in the future cause a reduction in Millennium’s or Equistar’s exports, and has in the past reduced and may in the future reduce the competitiveness of U.S. and European producers. It also has in the past increased the competition for sales of chemicals within North America and Europe, as production that would otherwise have been sold in other geographic regions was instead offered for sale in these regions, resulting in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, for Millennium and its joint ventures, there are a limited number of suppliers for some of their raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. In addition, for some products of Millennium and its joint ventures, the facilities and/or distribution channels of raw material suppliers and Millennium and its joint ventures form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Millennium’s or its joint ventures’ significant suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Millennium’s or its joint ventures’ businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Millennium’s and its joint ventures’ other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

The cyclicality and volatility of the chemical industry may cause significant fluctuations in Millennium’s and its joint ventures’ operating results.

The historical operating results of Millennium and its joint ventures reflect the cyclical and volatile nature of the supply-demand balance in the chemical industry, and their future operating results are expected to continue to be affected by this cyclicality and volatility. This cyclicality and volatility results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

Conditions for ethylene and its derivatives, and acetyls, are cyclical and volatile, and these businesses are particularly sensitive to capacity additions. These businesses historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The volatility these businesses experience occurs as a result of changes in supply and demand for products, changes in energy prices and changes in various other economic conditions around the world.

Although less cyclical and volatile than ethylene and its derivatives, and acetyls, demand for TiO2 also has fluctuated from year to year. For example, the U.S. housing market began experiencing a slowdown during the second half of 2006, which adversely impacted demand for and profitability of Millennium’s TiO2 business.

The chemical industry has experienced tight supply in many product areas and increased demand as the global economy has improved over the past several years. As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Millennium’s and its joint ventures’ results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue through the latter part of the decade, could lead to another period of oversupply and poor profitability.

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

External factors beyond Millennium’s or its joint ventures’ control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for their products and can magnify the impact of economic cycles on their businesses. Examples of external factors include:

•	supply of and demand for raw materials;

•	changes in customer buying patterns and demand for Millennium’s and its joint ventures’ products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation in the U.S. and abroad; and

•	severe weather and natural disasters.

Millennium believes that events in the Middle East have had an impact on its acetyls business and Equistar’s businesses in recent years and may continue to do so. In addition, a number of Millennium’s and its joint ventures’ products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical and impacted by many of the external factors referenced above. Many of Millennium’s and its joint ventures’ products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions. The global economy has remained strong, with relatively stable demand for Millennium’s and its joint ventures’ products. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Millennium and its joint ventures sell commodity products in highly competitive global markets and face significant price pressures.

Millennium and its joint ventures sell their products in highly competitive global markets. Due to the commodity nature of certain of their products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Millennium and its joint ventures generally are not able to protect their market position for these products by product differentiation and may not be able to pass on cost increases to their customers.

In addition, Millennium and its joint ventures face increased competition from companies that may have different cost structures or strategic goals than Millennium and its joint ventures, such as privately-held companies, large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Increased competition from these companies, especially in Equistar’s ethylene business, could limit Millennium’s and its joint ventures’ ability to increase product sales prices in response to raw material and other cost increases, or could cause Millennium and its joint ventures to reduce product sales prices to compete effectively, which could reduce their profitability.

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

Millennium has substantial international operations, which are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could reduce the demand for Millennium’s products internationally, decrease the prices at which it can sell its products internationally or disrupt production or other operations internationally, which could reduce its operating results. In addition, Millennium and Equistar obtain a substantial portion of their principal raw materials from sources outside the U.S., which are subject to these same risks. Although Millennium and Equistar have compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which they may be subject, they are subject to the risk that their compliance could be challenged. Furthermore, these laws may be modified, the result of which may be to prevent or limit non-U.S. subsidiaries from transferring cash to Millennium. For geographic data, see Note 21 to the Consolidated Financial Statements.

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites. Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities. Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below. Millennium and its joint ventures also have been named as potentially responsible parties at several other sites. Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Business—Environmental Capital Expenditures,” “Item 3. Legal Proceedings – Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters” and Note 18 to the Consolidated Financial Statements. If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

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

As of December 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At December 31, 2006, the balance of this liability was $58 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At December 31, 2006, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs. Millennium’s ultimate liability for the Kalamazoo River Superfund Site will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the first half of 2007.

Other Regulatory Requirements—In addition to the matters described above, Millennium and its joint ventures are subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of chemical facilities, and the transportation, exportation or registration of products. Although Millennium and its joint ventures have compliance programs and other processes intended to ensure compliance with all such regulations, Millennium and its joint ventures are subject to the risk that their compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

While Millennium believes that it has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium. In addition, Millennium cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s results of operations. In addition, Millennium has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the first half of 2007. See “Item 3. Legal Proceedings—Litigation Matters” for additional discussion regarding lead-based paint and lead pigment litigation.

Interruptions of operations at the facilities of Millennium and its joint ventures may result in liabilities or lower operating results.

Millennium and its joint ventures own and operate large-scale chemical facilities, and their operating results are dependent on the continued operation of their various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at Millennium’s or its joint ventures’ facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Millennium as a whole, during and after the period of such operational difficulties. For example, unscheduled downtime at Millennium’s U.K. facility had a significant negative impact on Millennium’s operating results in 2006.

Although Millennium and its joint ventures take precautions to enhance the safety of their operations and minimize the risk of disruptions, their operations, along with the operations of other members of the chemical industry, are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

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

Lyondell owns 70.5% of Equistar, and Millennium owns the remaining 29.5% of Equistar. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly-owned subsidiaries of Lyondell. All executive officers of Millennium and Equistar and all members of Equistar’s Partnership Governance Committee and Millennium’s Board of Directors also serve as officers of Lyondell. Conflicts of interest may arise between Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for Lyondell, Equistar and/or Millennium. Their respective debt agreements generally require related party transactions to be on an arm’s-length basis; however, because Lyondell owns both Millennium and Equistar, conflicts of interest could be resolved in a manner that may be perceived to be adverse to Millennium and/or Equistar.

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

Millennium may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value. For example, on February 23, 2007, Millennium and Cristal signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. Transactions that Millennium pursues may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under Millennium’s credit facility and other debt agreements, some of these transactions may be financed with additional borrowings by Millennium or its joint ventures. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce the operating results of Millennium or its joint ventures in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Millennium’s or its joint ventures’ businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

The pursuit of strategic transactions also may have other consequences. For example, as Millennium pursues the sale of the inorganic chemicals business, its operating results could be negatively impacted if Millennium experiences a loss of employees, customers or suppliers or an increase in operating or other costs or operating interruptions.

Risks Relating to Debt

Millennium’s consolidated balance sheet is highly levered, and Millennium’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Millennium’s consolidated balance sheet is highly levered. Millennium’s total consolidated debt was $853 million at December 31, 2006, or 82% of its total capitalization. In addition, Millennium has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Millennium’s level of debt and other obligations could have significant adverse consequences on its business and future prospects, including the following:

•	Millennium may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less levered competitors could have a competitive advantage because they have lower debt service requirements; and

•

in the event of poor business conditions, Millennium may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

For a discussion regarding Millennium’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Millennium and Equistar each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

Due to debt covenant limitations on transferring cash between the entities discussed below in this “Item 1A. Risk Factors,” the ability of each of Millennium and Equistar to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash. Each of Millennium and Equistar is separately responsible for its respective outstanding debt (except that $150 million of Equistar’s debt is guaranteed by Lyondell). The businesses of each of Millennium and Equistar may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future credit facilities of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all. Factors beyond the control of Millennium and Equistar affect the ability of each of them to make these payments and refinancings. These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

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

Millennium’s Debt—Millennium has a U.S. and an Australian revolving credit facility, an Australian term loan facility and a U.K. revolving credit facility. Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, dividends, debt incurrence, lien incurrence, investments, sale and leaseback transactions, sales of assets, affiliate transactions, mergers, accounts receivable securitization transactions, purchase of equity and payments on indebtedness. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than 2.25 to 1. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Equistar’s Debt and Accounts Receivable Facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of December 31, 2006.

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

Although Equistar and Millennium are wholly-owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among Lyondell, Equistar and Millennium. For example, Lyondell’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions. Neither Millennium nor Equistar currently is a restricted subsidiary. Lyondell’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures. Millennium’s flexibility to make investments in Equistar also is limited by its debt covenants. As a result, Lyondell’s cash flow may not be available to fund cash needs of Millennium, and the cash flow of Lyondell and Millennium may not be available to fund cash needs of Equistar, such as servicing debt or paying capital expenditures.

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2006. In addition, Equistar’s credit facility prohibits the payment of distributions during any default under the facility. These provisions may deter or limit the movement of cash from Equistar to Lyondell and Millennium.

Applicable laws may also limit the amounts Equistar is permitted to pay as distributions to Lyondell and Millennium. The ability of Equistar to distribute cash to Lyondell and Millennium, and the ability of Lyondell to make cash investments in Millennium, also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

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

•

operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	legal, tax and environmental proceedings,

•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	the cyclical nature of the chemical industry,

•

Millennium’s ability to implement its business strategies, including Millennium’s ability to successfully complete the proposed sale of the inorganic chemicals business in the time period anticipated, and for the purchase price and on the other terms set forth in the transaction agreement,

•	current and potential governmental regulatory actions in the U. S. and in other countries,

•	terrorist acts and international political unrest,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	competitive products and pricing pressures, and

•	technological developments.

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

Location	Principal Products
Inorganic Chemicals Segment
Ashtabula, Ohio (a)†*	TiO2 and TiCl4
Baltimore, Maryland (Hawkins Point)†	TiO2
Baltimore, Maryland (St. Helena)	Silica gel
Bunbury, Western Australia (b)*	TiO2
Le Havre, France (c)	TiO2
Mataraca, Paraiba, Brazil (mine) (d)*	Ilmenite (generally consumed in the Salvador TiO2 plant), zircon and natural rutile titanium ore
Salvador, Bahia, Brazil (d)	TiO2
Stallingborough, United Kingdom *	TiO2
Thann, France	TiO2, TiCl4 and ultra-fine TiO2

Ethylene, Co-Products and Derivatives Segment
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (e)†	LDPE
Beaumont, Texas (f)†	EG
Channelview, Texas (g)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (h)(c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (h)†	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (i)	Performance polymers
Lake Charles, Louisiana (j)†	Ethylene and Propylene
La Porte, Texas †	Ethylene, Propylene, LDPE and LLDPE
La Porte, Texas †	VAM and Acetic Acid
La Porte, Texas (k)	Methanol
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (c)†	HDPE

Other
Brunswick, Georgia	Fragrance and Flavor Chemicals
Jacksonville, Florida	Fragrance and Flavor Chemicals

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	Facilities which received ISO 14001 Certification of their environmental management systems.
(a)	There are two manufacturing plants at Ashtabula, Ohio.
(b)

The Bunbury site includes the Kemerton plant and the Australind plant. The plants, as owned and leased by Millennium’s Australian subsidiary, are not on contiguous property and are mortgaged as collateral for Millennium’s Australian credit facility.

(c)	The facility is located on leased land.
(d)

Unrelated equity investors hold a minority ownership interest in Millennium’s Brazilian subsidiary that owns the facility. See “Item 1. Business—Inorganic Chemicals Segment” for a description of the mine.

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
(j)

The Lake Charles facility has been idled since the first quarter of 2001. Although Equistar retains the physical ability to restart or sell that facility, in the third quarter of 2006 Equistar determined that it had no expectation of resuming production at that facility. The facility and land are leased from Occidental under a lease that expires in May 2009.

(k)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.

Other Locations and Properties

Millennium—Millennium leases warehouses, offices and its research facility in Maryland. Lyondell provides office space to Millennium in Greenville, Delaware as part of a shared services arrangement. Millennium also has barge docking facilities and related equipment for loading and unloading raw materials and products. Millennium owns and leases railcars for use in its businesses.

Equistar—Equistar owns storage capacity for NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are additional ethylene and propylene storage facilities with related brine facilities operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, Lyondell’s refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products. Equistar owns and leases railcars for use in its businesses.

Lyondell provides office space to Equistar for its executive offices in downtown Houston, Texas as part of a shared services arrangement. In addition, Equistar owns facilities that house its research operations. Equistar also leases various sales facilities and storage facilities, primarily in the U.S. Gulf Coast area, for the handling of products.

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

In 2004, Millennium received requests from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with an informal inquiry into the previously disclosed restatement of Millennium’s financial statements for the years 1998 through 2002 and for the first quarter of 2003. Millennium has complied with all such requests received.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, seek equitable relief such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various trial stages and post-dismissal settings, some of which are on appeal.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1.0 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York stayed the New York case in favor of the prior-filed Ohio action. On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision. In addition, on March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business. As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period. With the exception of two cases described below, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period. Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. As Millennium has not paid either a settlement or any judgment, its indemnification claims have not been finally resolved. The only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business include as parties a current Millennium subsidiary and an alleged predecessor company. One case filed by the New York City Housing Authority remains inactive. The other matter is a personal injury case in Ohio. On January 25, 2007, the Ohio Court of Appeals affirmed summary judgment in favor of Millennium and its co-defendants.

Lyondell believes that Millennium has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect the litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on Millennium. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, Lyondell has not accrued any amounts for such litigation.

Millennium is currently named a defendant in 55 cases arising from Glidden’s manufacture of lead pigments that are in various stages of the litigation process. Of these, three have been dismissed in favor of Millennium and its co-defendants by the trial court, but remain open and are on appeal. There are three inactive cases which remain open pending administrative closure by the courts. The remainder of the cases are in various pre-trial stages. In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served. Of the 50 open and active cases, most seek damages for personal injury and are brought by individuals, and ten of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in five states (California, Missouri, New Jersey, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

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

Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $172 million as of December 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site. For additional information regarding environmental matters, including the liability related to the Kalamazoo River Superfund Site, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Millennium’s and its joint ventures’ operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 18 to the Consolidated Financial Statements.

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

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages. The previously disclosed Texas Commission on Environmental Quality notifications alleging noncompliance of emissions monitoring requirements at Millennium’s La Porte facility and Equistar’s Channelview facility and seeking civil penalties of $179,520 and $167,000, respectively, have been included as part of this lawsuit. Millennium and Equistar do not believe that the ultimate resolution of this matter will have a material adverse effect on their respective businesses, financial positions, liquidity or results of operations.

Indemnification

Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2006, Millennium has not accrued any significant amounts for such indemnification obligations and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Millennium does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the common stock of Millennium. As a result of Lyondell’s acquisition of Millennium, Millennium is a wholly-owned subsidiary of Lyondell.

Millennium did not pay dividends on its common stock during 2005 and 2006. Millennium’s credit facility contains certain restrictions on Millennium’s ability to pay dividends on its common stock. In addition, Millennium is prohibited from paying any dividends under provisions of the 9.25% Senior Notes. For a description of those restrictions, see “Item 1A. Risk Factors—Risks Relating to Debt—Debt and other agreements restrict Millennium’s and Equistar’s ability to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” and Note 13 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
Millions of dollars, except per share data	2006	2005	2004	2003	2002
Results of Operations Data:
Sales and other operating revenues	$1,948	$1,959	$1,888	$1,687	$1,554
Income (loss) from equity investment in Equistar	181	221	81	(100)	(73)
Income (loss) before cumulative effect of accounting change (a)	159	28	(31)	(185)	(39)
Cumulative effect of accounting change (b)	- -	- -	- -	(1)	(305)
Net income (loss)	159	28	(31)	(186)	(344)
Basic and diluted loss per share (c)	- -	- -	- -	(2.91)	(5.41)
Dividends per share (d)	- -	- -	- -	0.27	0.54
Balance Sheet Data:
Total assets	2,414	2,532	2,584	2,411	2,408
Long-term debt	849	966	1,398	1,461	1,212
Cash Flow Data:
Cash provided (used) by -
Operating activities	193	275	195	(92)	80
Investing activities	(65)	(60)	(41)	(48)	(64)
Financing activities	(290)	(272)	(38)	205	(4)

(a)

The 2004 and 2003 losses before cumulative effect of accounting change include after-tax business combination costs of $46 million in 2004 and after-tax impairment charges of $101 million in 2003. The 2003 charges were the result of the write down of property, plant and equipment at Millennium’s Le Havre, France TiO2 facility.

(b)

Cumulative effect of accounting change in 2003 reflects a change in accounting for asset retirement obligations, and cumulative effect of accounting change in 2002 reflects a change in accounting for goodwill.

(c)	Basic and diluted loss per share are the same for applicable years.
(d)	In July 2003, the payment of dividends on common stock was suspended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium” or “the Company”), and the notes thereto.

In addition to comparisons of annual operating results, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2006 operating results to third quarter 2006 operating results. Millennium’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

OVERVIEW

General—Millennium, a global manufacturer and marketer of chemicals, primarily titanium dioxide (“TiO2”) and acetyls, is a wholly-owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium was acquired by Lyondell on November 30, 2004. Millennium’s operates in two reportable segments: inorganic chemicals, which primarily consist of TiO2; and ethylene, co-products and derivatives (“EC&D”). The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar. On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007.

2006 Versus 2005—Demand for TiO2 in 2006 was negatively affected by a weaker U.S. housing market during the latter half of the year. During 2006 and 2005, the markets for Equistar’s ethylene products generally continued to experience favorable supply and demand conditions.

Operating results for the inorganic chemicals segment in 2006 compared to 2005 were negatively affected by higher raw material and utility costs compared to 2005, as well as by production problems primarily at a plant in the U.K. Compared to 2005, product sales prices in 2006 were moderately higher. The 2005 operating results were negatively affected by inventory reduction efforts, including reduced plant operating rates, which were initiated in the third quarter 2005 in response to weak 2005 demand.

In 2006 compared to 2005, the acetyls business benefited from higher market sales prices for methanol. Overall raw material and energy costs were higher in 2006 compared to 2005 due to higher average market prices for ethylene, which were only partly offset by lower average market prices for natural gas.

Millennium’s equity investment in Equistar resulted in 2006 income of $181 million compared to 2005 income of $221 million as Equistar’s average product margins improved. Equistar’s results for 2006 included a pretax charge of $135 million, of which Millennium’s proportionate share was $40 million, related to impairment of the net book value of Equistar’s idled Lake Charles, Louisiana ethylene facility. Equistar’s operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which were substantially offset by higher costs, primarily higher raw material costs, compared to 2005.

2005 versus 2004—The TiO2 market experienced weaker demand in 2005 compared to 2004. However, in 2005, the chemical industry generally experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices in 2005. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast producers of chemicals suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Millennium’s and Equistar’s Gulf Coast plants experienced only minor hurricane damage; however, they suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during 2005.

Operating results for the inorganic chemicals segment in 2005 compared to conditions in 2004 reflected benefits from higher sales prices, offset by the negative effects of weaker TiO2 demand. In response to the weaker 2005 demand, Millennium initiated inventory reduction efforts, including reduced 2005 plant operating rates that lowered earnings by approximately $20 million.

The acetyls business was negatively affected in 2005 compared to 2004 by higher raw material and energy costs, due to higher ethylene and natural gas prices, and lower sales volumes, resulting from weaker demand. These negative effects were only partly offset by the benefits of higher average product sales prices.

Millennium’s equity investment in Equistar resulted in 2005 income of $221 million compared to 2004 income of $81 million as Equistar’s average product margins improved. The benefit of the higher average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $1,948 million for 2006 were comparable to 2005 revenues of $1,959 million as lower product sales volumes were substantially offset by higher average sales prices. Acetyls sales volumes decreased due primarily to a 10% decrease in vinyl acetate monomer (“VAM”) sales, while TiO2 sales volumes were 4% lower.

Revenues of $1,959 million for 2005 increased 4% compared to $1,888 million in 2004 due to higher acetyls and TiO2 sales prices in 2005, partly offset by the effect of lower sales volumes. Acetyls sales volumes decreased due primarily to a 17% decrease in VAM sales, while TiO2 sales volumes were 7% lower.

Cost of Sales—Millennium’s cost of sales of $1,732 million in 2006 was comparable to $1,715 million in 2005 as higher production costs, reflecting higher raw material, distribution and utility costs, were substantially offset by the effect of lower sales volumes in 2006 compared to 2005.

Cost of sales of $1,715 million in 2005 increased 7% compared to $1,602 million in 2004, primarily due to rising energy and raw material costs, particularly natural gas. In 2005, reduced plant operating rates resulting from the inventory reduction program also affected cost of sales negatively. These effects were partly offset by the effect of lower sales volumes in 2005 compared to 2004.

SG&A Expenses—SG&A expenses were $158 million, $194 million and $164 million in 2006, 2005 and 2004, respectively. The 19% decrease in SG&A expenses in 2006 compared to 2005 was principally due to lower provisions for environmental remediation costs. Higher compensation and employee benefit costs in 2006 were substantially offset by lower legal expenses and other costs compared to 2005. The 18% increase in SG&A expenses in 2005 compared to 2004 was primarily due to legal services and estimated environmental remediation costs.

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

Asset Impairments—Millennium’s asset impairment charges of $22 million in 2006, $15 million in 2005, and $14 million in 2004 reflected impairments of capital expenditures for Millennium’s Le Havre, France TiO2 manufacturing facility as well as, in 2006, $7 million of certain software costs. See Note 5 to the Consolidated Financial Statements.

Operating Income—Millennium had operating income of $8 million in 2006 compared to $10 million in 2005. The combined effects of higher raw material and energy costs, plant operating problems, primarily in the U.K., and lower sales volumes were substantially offset by $36 million of lower environmental remediation costs in 2006 compared to 2005.

Millennium had operating income of $10 million in 2005 compared to $7 million in 2004. The increase in 2005 compared to 2004 was primarily the result of a $69 million decrease in business combination costs, which was substantially offset by $30 million of higher legal costs and provisions for estimated environmental remediation costs and lower product margins. The lower product margins in 2005 reflected the effect of higher energy and raw material costs, which were only partially offset by higher average sales prices compared to 2004.

Interest Expense—Interest expense was $78 million in 2006, $130 million in 2005 and $106 million in 2004. Interest expense in 2005 included $29 million of interest associated with income tax issues. The remaining decrease in 2006 of $23 million reflected net repayments of debt of $541 million since January 1, 2005. See the “Financing Activities” section of “Financial Condition” below for a description of the issuance and repayment of debt during 2005 and 2006.

Other Income (Expense), net—Millennium had $24 million of other income, net, in 2006, $19 million of other expense, net, in 2005 and other income, net, of $14 million in 2004. Other income, net, in 2006 included a net benefit of $29 million related to the reversal of interest expense accruals as a result of a favorable settlement of prior year income tax issues, partially offset by a $7 million charge for debt prepayment premiums. Other expense, net, in 2005 included $10 million of debt prepayment premiums and $9 million of charges related to other investments. Other income, net, in 2004 included $6 million related to the reversal of interest expense accruals as a result of the favorable settlement of tax issues.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $181 million, $221 million and $81 million in 2006, 2005 and 2004, respectively. See Note 7 to the Consolidated Financial Statements. Equistar’s operating results are reviewed in the discussion of the EC&D segment below.

Income Taxes—Millennium had an income tax benefit of $19 million in 2006 and tax provisions of $67 million and $33 million in 2005 and 2004, respectively. The $19 million tax benefit on income before tax and minority interest of $142 million primarily reflected the $80 million effect of favorable settlements of and changes in estimates for prior year items during 2006, partly offset by an $18 million increase in the valuation allowance for tax assets of French subsidiaries. The $67 million provision in 2005 exceeded the U.S. statutory rate due primarily to a $13 million increase in estimates of taxes for prior years and a $16 million increase in the valuation allowance for tax assets of French subsidiaries. The $33 million provision in 2004 exceeded the U.S. statutory rate, reflecting an increase of $28 million in estimates of taxes for prior years and a $20 million increase in the valuation allowance for tax assets of French subsidiaries.

Net Income—Millennium reported net income of $159 million and $28 million in 2006 and 2005, respectively, and a net loss of $31 million in 2004. The $131 million increase in profitability in 2006 compared to 2005 reflected a $102 million benefit from income tax effects and after-tax increases of $28 million in other income (expense), net, and $27 million in interest expense, net, all of which were partially offset by after-tax decreases of $26 million in income from Millennium’s equity investment in Equistar. Operating income in 2006 was comparable to 2005. The $59 million improvement in 2005 compared to 2004 was primarily the result of the increase in income from Millennium’s equity investment in Equistar of $91 million after tax and a decrease in business combination costs of $45 million after tax. These improvements were partly offset by the increases in SG&A, interest expense and other expense, net, noted above, totaling $45 million after tax, and the after-tax effect of lower sales volumes of approximately $30 million in 2005 compared to 2004.

Fourth Quarter 2006 versus Third Quarter 2006—Millennium had a net loss of $5 million in the fourth quarter 2006 compared to net income of $17 million in the third quarter 2006. The decrease in the fourth quarter 2006 reflected after-tax decreases of $24 million in operating income and $12 million attributable to income tax effects, partially offset by an after-tax increase of $14 million in income from its equity investment in Equistar. Millennium’s third quarter 2006 income from its equity investment in Equistar included its $26 million after tax proportionate share of Equistar’s pretax impairment charge of $135 million. The remaining decrease in Equistar’s fourth quarter 2006 results compared to the third quarter 2006 was due to lower margins and the effect of lower sales volumes.

Segment Analysis

Millennium’s principal operations are grouped into two business segments: inorganic chemicals; and EC&D. The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar, which is accounted for under the equity method. See Note 7 to the Consolidated Financial Statements.

The following table reflects summarized financial information for Millennium’s segments. Other operating loss includes income and expense not identified with the two businesses, including certain of Millennium’s SG&A expenses, business combination costs and employee-related costs from predecessor businesses.

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Revenues:
Inorganic chemicals segment	$1,354	$1,360	$1,340
EC&D segment – acetyls business	481	504	453

Operating income (loss):
Inorganic chemicals segment	(2)	24	51
EC&D segment – acetyls business	36	45	59
Other	(26)	(59)	(103)
Income from equity investment in Equistar	181	221	81

Volumes
Inorganic chemicals:
TiO2 (metric kilotons)	594	618	665
EC&D – Acetyls (volumes in millions):
Vinyl Acetate Monomer (VAM) (pounds)	644	712	856
Acetic acid (pounds)	589	546	520
Methanol (gallons)	52	64	57

Inorganic Chemicals Segment

Overview—The Inorganic Chemicals (“Inorganics”) segment primarily produces TiO2, but also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals. On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business (See Note 22 to the Consolidated Financial Statements).

Operating results for the Inorganics segment included pretax asset impairment charges of $22 million in 2006, $15 million in 2005 and $14 million in 2004 associated with the write-down of property, plant and equipment at the Le Havre, France TiO2 manufacturing facility as well as, in 2006, certain software costs.

Revenues—Revenues of $1,354 million in 2006 were comparable to revenues of $1,360 million in 2005. Revenues in 2006 reflected the effects of 4% higher average U.S. dollar sales prices that were offset by the effect of 4% lower sales volumes compared to 2005. Sales volumes in 2006 were lower compared to 2005 as a result of lower U.S. demand and production problems, primarily at a U.K. plant.

Revenues of $1,360 million in 2005 were comparable to revenues of $1,340 million in 2004 as 9% higher average sales prices were substantially offset by the effect of 7% lower sales volumes. Sales volumes were lower in 2005 despite the positive effect of hurricane-related supply disruptions at another TiO2 producer’s facility during part of 2005. The lower 2005 sales volumes compared to 2004 reflected weaker 2005 demand and Millennium’s 2004 efforts to reduce inventory levels through a strong sales volume push.

Operating Income—The Inorganics segment had an operating loss of $2 million in 2006 compared to operating income of $24 million in 2005. The $26 million decrease was primarily attributable to approximately $25 million of higher production costs, reflecting higher raw material, distribution and energy costs and the effects of operating problems, primarily in the U.K., the $13 million effect of lower product sales volumes and a $7 million charge for impairment of certain software costs, all of which were partially offset by the $20 million effect of higher average U.S. dollar sales prices compared to 2005.

The Inorganics segment had operating income of $24 million in 2005 compared to $51 million in 2004. The decrease in operating income reflected the negative effect of lower sales volumes of approximately $15 million and a $15 million provision for estimated environmental remediation costs. Product margins were relatively unchanged as higher product sales prices substantially offset the negative effects of lower sales volumes as a result of weaker TiO2 demand. In response to the weaker 2005 demand, Millennium initiated inventory reduction efforts, including reduced 2005 plant operating rates.

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly-owned acetyls business and its equity investment in Equistar.

Acetyls Business

Overview—The acetyls business produces and markets VAM, acetic acid and methanol.

Revenues—Acetyls revenues of $481 million in 2006 were 5% lower compared to revenues of $504 million in 2005, primarily due to lower sales volumes, partially offset by the effects of higher average sales prices. The decrease in sales volumes in 2006 compared to 2005 primarily reflected 10% lower sales volumes for VAM reflecting lower sales to U.S. and Asian markets. The increase in average sales prices was primarily due to higher average sales prices for methanol.

Acetyls revenues of $504 million in 2005 increased by $51 million, or 11%, compared to revenues of $453 million in 2004 primarily due to higher average sales prices, which were partly offset by lower sales volumes. In 2005, the aggregate sales price for VAM and acetic acid was 17% higher than in 2004 as price increases were implemented in response to higher raw material and energy costs. The sales volume decrease in 2005 compared to 2004 primarily reflected lower VAM sales volumes.

Operating Income—Operating income was $36 million in 2006 compared to $45 million in 2005. The $9 million decrease was primarily due to lower margins, which reflected $39 million of higher costs, partially offset by the $34 million effect of higher average sales prices. The higher costs were primarily due to higher raw material costs reflecting an increase in ethylene prices, partially offset by the benefit of lower natural gas prices. Lower sales volumes in 2006 had a $4 million negative effect.

The acetyls business had operating income of $45 million in 2005 compared to operating income of $59 million in 2004. The $14 million decrease was primarily due to higher raw material and energy costs of approximately $90 million and the effect of lower sales volumes of approximately $10 million, partially offset by approximately $85 million of higher sales prices.

Equity Investment in Equistar

Overview—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol. Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. As a result of the acquisition of Millennium by Lyondell on November 30, 2004, Equistar became a wholly-owned subsidiary of Lyondell.

2006 Versus 2005—During 2006 and 2005, the markets for Equistar’s ethylene products generally continued to experience favorable supply and demand conditions. Raw material costs averaged higher in 2006 compared to the already high levels experienced in 2005, resulting primarily from the effect of higher average crude oil prices. Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005. U.S. market demand increased an estimated 5% for ethylene and an estimated 5% for polyethylene in 2006 compared to 2005.

Equistar’s operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which were substantially offset by higher costs, primarily higher raw material costs, compared to 2005. Results for 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

2005 Versus 2004—In 2005, the chemical industry experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes. Improvement in supply and demand balances, which began in mid-2004 continued into 2005. Tight gasoline markets in 2005 resulted in higher sales prices and margins for fuel products compared to the already high levels experienced in 2004. U.S. ethylene industry demand decreased 6% and polyethylene demand decreased 4% in 2005 compared to 2004, due primarily to the effects of the U.S. Gulf Coast hurricanes.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices in 2005. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast refiners and producers of chemicals suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Equistar’s Gulf Coast plants experienced only minor hurricane damage; however, Equistar suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during 2005.

Equistar’s earnings in 2005 reflected higher average product margins compared to 2004, partly offset by the negative effects of hurricane-related costs and lower sales volumes.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2006	Percent Increase (Decrease)	2005	Percent Increase	2004
Crude oil – dollars per barrel	66.03	17%	56.44	36%	41.42
Natural gas – dollars per million BTUs	6.42	(15)%	7.58	31%	5.78
Weighted average cost of ethylene production – cents per pound	31.08	5%	29.58	25%	23.68
Ethylene – cents per pound	48.08	9%	44.21	31%	33.75
Propylene – cents per pound	45.83	12%	40.75	28%	31.96
Benzene – cents per gallon	326.33	13%	289.88	1%	287.96
HDPE – cents per pound	71.42	6%	67.29	23%	54.75

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005 and averaged significantly higher in 2005 compared to 2004. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005, and averaged significantly higher in 2005 compared to 2004. Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005. As a result, overall raw material costs averaged higher in 2006 compared to 2005 and significantly higher in 2005 compared to 2004.

Revenues—Equistar’s revenues of $12,765 million in 2006 were 9% higher compared to revenues of $11,686 million in 2005. The higher revenues in 2006 reflected the effects of higher average sales prices compared to 2005. Sales volumes increased 2% in 2006 compared to 2005.

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

Net Income—Equistar had net income of $614 million in 2006 compared to $748 million in 2005. The decrease was primarily attributable to the $135 million impairment charge. Operationally, higher 2006 sales prices were substantially offset by higher costs, primarily higher raw material costs.

Equistar had net income of $748 million in 2005 compared to $276 million in 2004. The $472 million improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges, representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, and $19 million of costs incurred in conjunction with suspending and restarting operations.

Other

Other operations include Millennium’s flavors and fragrances business, and unallocated operating expenses that are not identified with the reportable business segments.

Other operating losses were $26 million in 2006, $59 million in 2005 and $103 million in 2004. Other operating losses in 2006 included $12 million of accruals for estimated environmental remediation costs and in 2005 included $43 million of accruals for estimated environmental remediation costs and $13 million of charges related to other investments. The 2004 amount included $71 million of business combination costs, $31 million of accruals for estimated environmental remediation costs and $3 million of reorganization costs.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $193 million in 2006, $275 million in 2005 and $195 million in 2004, respectively. The $82 million decrease in 2006 compared to 2005 was primarily due to increased cash usage related to the main components of working capital – accounts receivable and inventories, net of accounts payable—and $44 million of lower distributions of earnings from Equistar. Although higher compared to 2005, net income in 2006 included reversals of previous tax-related liabilities, which did not provide cash.

A net increase in the main components of working capital used cash of $16 million in 2006 compared to a net decrease in 2005 that provided cash of $29 million. The increase in 2006 was primarily due to a $50 million increase in cash used by accounts payable, partially offset by a $28 million decrease in cash used by accounts receivable. The cash used to reduce accounts payable primarily reflected the timing of payments for shared services provided by Equistar. The decrease in accounts receivable reflected lower sales volumes late in 2006 compared to the same period in 2005.

The $80 million improvement in operating cash flow in 2005 compared to 2004 was primarily due to $133 million of higher distributions of earnings from Equistar and reductions in the main components of working capital – accounts receivable and inventory, net of accounts payable - partly offset by the effects of lower 2005 earnings at Millennium. The main components of working capital decreased, providing cash of $29 million in 2005, primarily due to a $77 million increase in accounts payable, which reflected higher raw material and energy prices in December 2005.

Investing Activities—Investing activities used cash of $65 million in 2006, $60 million in 2005 and $41 million in 2004, primarily reflecting Millennium’s capital expenditures. In addition, in 2004, Millennium received $12 million of distributions in excess of earnings from Equistar.

Capital expenditures were $66 million in 2006, $60 million in 2005 and $55 million in 2004. Millennium’s capital expenditures for this three-year period primarily included replacement capital projects and certain environmental, cost reduction, and yield-improvement projects. Planned capital spending in 2007 is projected to be approximately $78 million, primarily for base asset support and projects to improve manufacturing efficiency.

Financing Activities—Financing activities used cash of $290 million in 2006, $272 million in 2005 and $38 million in 2004, primarily for debt repayment. Millennium intends to continue to reduce its indebtedness as market conditions permit.

In 2006, Millennium purchased $158 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million. Other reductions of debt in 2006 totaled $39 million of principal, including $29 million principal amount of the Australian term loan.

During 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. There were no amounts outstanding at December 31, 2006. See “Liquidity and Capital Resources.”

In 2005, Millennium purchased $342 million principal amount of its 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026, paying a total premium of $10 million. See “Liquidity and Capital Resources” below regarding the May 2005 credit facility amendment, which permitted the purchases, and other amendments to the Millennium credit facility. Additionally in 2005, Millennium paid a cash dividend totaling $6 million to minority interests during 2005 and received a contribution of $6 million from Lyondell.

In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with a $125 million U.S. revolving credit facility, a $25 million Australian revolving credit facility, and a $100 million Australian senior term loan, all of which mature in August 2010. See “Liquidity and Capital Resources” below for a description of availability under the new credit facilities. The U.S. revolving credit facility and the Australian revolving credit facility are used for liquidity and general corporate purposes. The Australian term loan facilitated the repatriation of non-U.S. earnings and returns of investment that were primarily used to reduce Millennium indebtedness as discussed below.

Pursuant to the indenture governing the 9.25% Senior Notes, Millennium was required to purchase $4 million principal amount of its 9.25% Senior Notes and pay a 1% premium as a result of Lyondell’s acquisition of Millennium on November 30, 2004.

In 2004 cash was used to prepay $55 million of debt, and cash proceeds from stock option exercises were $17 million.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly levered. As of December 31, 2006, total debt, including current maturities, was $853 million, or 82% of total capitalization. At December 31, 2006, Millennium had $121 million of cash on hand and $189 million of unused availability under its revolving credit facilities as follows:

•

$128 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at December 31, 2006 totaled $22 million. At December 31, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•

€46 million, or approximately $61 million, under Millennium’s €60 million, five-year, U.K. revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing, and letters of credit provided under the facility. At December 31, 2006, there was no outstanding borrowing, and there were no outstanding letters of credit under the revolving credit facility.

In addition to letters of credit outstanding under the U.S. revolving credit facility, Millennium had other outstanding letters of credit and bank guarantees under other arrangements of $8 million at December 31, 2006.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s and Equistar’s businesses. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. Millennium received $170 million, $214 million and $93 million, respectively, of distributions from Equistar during 2006, 2005 and 2004.

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

On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007.

In June 2006, Standard & Poor’s Rating Services (“S&P”) lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 Rhode Island jury verdict against a Millennium subsidiary, Millennium Holdings, LLC, and other defendants. See the “Litigation” section of Note 18 to the Consolidated Financial Statements. In June 2006, Moody’s Investors Service (“Moody’s”) reinstated Millennium’s debt ratings at Ba3 and, in July 2006, Moody’s placed the ratings of Millennium under review for possible downgrade. In September 2006, Moody’s confirmed the rating of Millennium and revised its outlook for Millennium to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased refining cash flow.

In May 2006, Millennium amended its senior secured revolving credit facilities and, in July 2006, amended the indenture governing its 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. In August 2005, Millennium amended and restated its $150 million credit facility, as described above.

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

Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 13 to the Consolidated Financial Statements. The potential impact of a breach of these covenants is discussed below. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of December 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2006, the amount of the Debentures converted into shares of Lyondell common stock was not significant. The Debenture redemption terms are described in Note 13 to the Consolidated Financial Statements.

Future Tax Obligations—Certain income tax returns for Millennium’s U.S. and non-U.S. subsidiaries are currently under examination by the Internal Revenue Service (“IRS”), and various other tax authorities. In many cases, these audits result in proposed assessments by the tax authority. Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes. Millennium believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material adverse effect on its financial position or results of operations from their ultimate resolution. During 2006, certain income tax returns and related liabilities under examination by Her Majesty’s Revenue and Customs (formerly Inland Revenue) of the U.K., representing approximately $50 million of taxes at issue, were satisfactorily resolved. However, the settlement of one or more remaining tax matters could require substantial cash payments during the next twelve to eighteen months.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Millennium is not a party to any such contractual arrangements.

Other obligations that do not give rise to liabilities that would be reflected in Millennium’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes as of December 31, 2006, Millennium’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$853	$4	$376	$3	$73	$3	$394
Interest on long-term debt	541	64	45	30	28	25	349
Pension benefits:
PBO	961	62	64	67	64	66	638
Assets	(786)	- -	- -	- -	- -	- -	(786)

Funded status	175
Other postretirement benefits	29	3	3	3	3	3	14
Other	386	2	42	41	41	41	219
Deferred income taxes	278	38	71	42	41	40	46
Other obligations:
Purchase obligations	1,185	315	174	148	115	84	349
Operating leases	163	24	20	16	14	12	77

Total	$3,610	$512	$795	$350	$379	$274	$1,300

Long-Term Debt—Millennium’s long term debt includes credit facilities and debt obligations. See Note 13 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding long-term debt.

Interest—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Millennium maintains several defined benefit pension plans as described in Note 16 to the Consolidated Financial Statements. At December 31, 2006, the projected benefit obligation for Millennium’s pension plans exceeded the fair value of plan assets by $175 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Millennium, together with its consolidated subsidiaries, will be required to fund the $175 million, with interest, in future years. Millennium’s pension contributions were $24 million, $28 million and $15 million for the years 2006, 2005 and 2004, respectively, and are expected to be approximately $35 million for 2007. Estimates of pension benefit payments through 2011 are included in the table above.

Pension expense for 2006, 2005 and 2004 was $39 million, $32 million and $30 million, respectively. The 2004 pension expense included $13 million of curtailment charges, resulting from severances subsequent to Lyondell’s acquisition of Millennium in 2004. Pension expense increased in 2006 due to a reduction in the discount rate assumption related to Millennium’s pension plans and the amortized recognition of pension fund investment losses in the financial markets in recent years prior to 2003.

Other Postretirement Benefits—Millennium provides other postretirement benefits, as described in Note 16 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Millennium as incurred.

As a result of rising medical benefit costs and competitive business conditions, effective April 1, 2004 Millennium reduced the level of retiree medical benefits provided to essentially all of its retirees by offering a monthly subsidy in 2004 to retirees that enrolled in designated preferred provider organization plans or Medicare supplement insurance plans. This change reduced Millennium’s accumulated postretirement benefit obligation by approximately $48 million. This reduction is being recognized ratably over approximately thirteen years through the postretirement net periodic benefit cost. Estimates of other postretirement benefit payments through 2011 are included in the table above.

Other—Other primarily consists of liabilities for environmental remediation, deferred compensation arrangements and accrued liabilities for the resolution of probable tax assessments. The timing of payments of the latter is subject to considerable uncertainty.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences, all of which would be fully offset during the first five years by Millennium’s tax loss carry forwards. Actual cash tax payments will vary depending upon future taxable income.

Purchase Obligations—In the ordinary course of business, Millennium enters into contractual obligations to purchase raw materials, utilities and services for fixed or minimum amounts. See the “Commitments” section of Note 18 to the Consolidated Financial Statements for a description of Millennium’s commitments and contingencies, including these purchase obligations.

Operating Leases—Millennium leases various facilities and equipment under noncancelable lease arrangements for various periods. See Note 14 to the Consolidated Financial Statements for related lease disclosures.

Equistar Liquidity and Capital Resources—At December 31, 2006, Equistar’s long-term debt totaled $2.2 billion, or approximately 57% of its total capitalization, and there were no current maturities. At December 31, 2006, Equistar had cash on hand of $133 million and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $938 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2006.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

In August 2006, S&P removed Equistar’s ratings from CreditWatch and revised its outlook to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining LP acquisition by Lyondell will outweigh the temporary increase in debt leverage. In September 2006, Moody’s confirmed the rating of Equistar and revised its outlook for Equistar to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased refining cash flow.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

For Millennium’s inorganic chemicals segment, first quarter 2007 operations and order volumes have improved versus the fourth quarter 2006. Thus far in 2007, the inorganic chemicals segment has benefited from the correction of the 2006 operating problems. For the EC&D segment, underlying business fundamentals continue to be sound thus far in 2007. For 2007, fundamental supply and demand conditions for the EC&D segment’s products should be relatively unchanged from the favorable conditions experienced in 2006.

RELATED PARTY TRANSACTIONS

In view of Occidental Petroleum Corporation’s (together with its subsidiaries and affiliates, collectively “Occidental”) relationship with Lyondell, which owns 100% of Millennium as a result of the acquisition on November 30, 2004, Occidental’s transactions with Millennium are reported as related party transactions in Millennium’s Consolidated Financial Statements.

Millennium purchases products from Equistar, a joint venture with Lyondell, and Occidental at market-related prices and, sells products to Equistar and Lyondell at market-based prices. As a result of the acquisition of Millennium by Lyondell on November 30, 2004, Millennium and Lyondell entered into an agreement for the provision of administrative services by Lyondell to Millennium, as well as a tax-sharing agreement.

Millennium believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 6 to the Consolidated Financial Statements for further discussion of related party transactions.

CRITICAL ACCOUNTING POLICIES

Millennium applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Millennium’s more critical accounting policies include those related to liabilities for anticipated expenditures to comply with environmental regulations, accruals for taxes based on income, the equity interest in Equistar, long-lived assets, including the costs of major maintenance turnarounds and repairs, the valuation of goodwill, and accruals for long-term employee benefit costs such as pension and postretirement costs. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with Millennium’s Board of Directors. Millennium’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

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

As of December 31, 2006, Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $172 million. The liabilities for individual sites range from less than $1 million to $106 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters. See Note 18 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

Accruals for Taxes Based on Income—Uncertainties exist with respect to interpretation of complex U.S. federal and non-U.S. tax regulations. Management expects that Millennium’s interpretations will prevail. Also, Millennium has recognized deferred tax benefits relating to its future utilization of past operating losses. Millennium believes it is more likely than not that the amounts of deferred tax assets in excess of the related valuation reserves will be realized. Further details on Millennium’s income taxes appear in Note 17 to the Consolidated Financial Statements.

Equity Interest in Equistar—Millennium has evaluated the carrying value of its investment in Equistar at December 31, 2006 using fair value estimates prepared by Lyondell in connection with Lyondell’s accounting for its acquisition of Millennium, and by third parties. Based on those estimates, Millennium has determined that the fair value exceeded Millennium’s carrying value for its Equistar investment. The carrying value of Millennium’s investment in Equistar at December 31, 2006 was $470 million. If future valuation estimates for Millennium’s interest in Equistar are lower than Millennium’s carrying value for its interest in Equistar, an adjustment to write down the investment would be required.

Long-Lived Assets—With respect to long-lived assets, key assumptions include the estimates of useful asset lives and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with governmental actions. Impairments were recorded in each of the years 2006, 2005 and 2004 for the LeHavre, France, TiO2 facility and in 2006 for certain software costs.

The estimated useful lives of long-lived assets range from 5 to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $101 million, $107 million and $114 million in 2006, 2005 and 2004, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Millennium defers the costs of major periodic maintenance and repair activities (“turnarounds”) amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2006, 2005 and 2004, cash expenditures of approximately $15 million, $11 million and $12 million, respectively, were deferred and are being amortized, generally over 18 months to 3 years. Amortization of previously deferred turnaround costs was $8 million in each of 2006 and 2005, and $12 million in 2004.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 10 to the Consolidated Financial Statements.

Goodwill—Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of acquired businesses. Millennium evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. The carrying value of goodwill at December 31, 2006 was $104 million, of which $55 million was associated with Millennium’s inorganics segment and $49 million with the acetyls business. The recoverability of Millennium’s goodwill is dependent upon the future valuations associated with these businesses, which could change significantly based upon business performance or other factors.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Millennium’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the U.S. benefit obligations at December 31, 2006, Millennium increased its assumed discount rate from 5.5% to 5.75%, reflecting market interest rates at December 31, 2006. The 5.75% rate also will be used to measure net periodic benefit cost during 2007. A one percentage point reduction in the assumed discount rate would increase Millennium’s benefit obligation for pensions and other postretirement benefits by approximately $119 million, and would reduce Millennium’s net income by approximately $9 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2006, the assumed rate of increase was 9% for 2007, decreasing 1% per year to 6% in 2010 and 5% in 2012 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for Millennium, is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

Millennium’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation of 55% U.S. equity securities (9.5% expected return), 15% non-U.S. equity securities (9.5% expected return), and 30% fixed income securities (5.5% expected return) recommended by the advisor, and has been adopted for the plans. The actual return on plan assets in 2006 was 11%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2006, a one percentage point decrease in this assumption for Millennium would decrease Millennium’s net income by approximately $5 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the last several years, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $318 million at December 31, 2006. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge will be approximately $19 million per year based on the December 31, 2006 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 16 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective December 31, 2006, Millennium adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Millennium’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $4 million and $73 million in its current and long-term benefit liabilities, respectively, a decrease of $7 million in other assets, a decrease of $27 million in deferred tax liabilities and an increase of $57 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 16 to the Consolidated Financial Statements.)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium expects the application of FIN No. 48 to result in an increase of $40 million to $50 million in its estimate of future obligations for income taxes and related interest.

Effective January 1, 2006, Millennium adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Millennium’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

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

Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $172 million as of December 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site. See “Critical Accounting Policies” above and the “Environmental Remediation” section of Note 18 to the Consolidated Financial Statements for additional discussion of Millennium’s liabilities for environmental remediation, including the liability related to the Kalamazoo River Superfund Site.

Millennium also makes capital expenditures to comply with environmental regulations. Capital expenditures for regulatory compliance totaled approximately $5 million in 2006 and $8 million in each of 2005 and 2004. Millennium currently estimates environmentally-related capital expenditures at its facilities will be approximately $10 million in 2007 and $15 million in 2008, reflecting the addition of a new waste disposal landfill and fume containment equipment at a TiO2 plant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Note  15 to the Consolidated Financial Statements for discussion of Millennium’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

COMMODITY PRICE RISK

A substantial portion of Millennium’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Millennium’s profitability tend to fluctuate with changes in the business cycle.

Millennium selectively entered into commodity derivative hedging transactions, primarily price swaps, options, and futures, to help manage the exposure to commodity price risk with respect to purchases of raw materials and product sales. The net losses recognized in earnings in each of 2005 and 2004 were less than $1 million. During 2005 and 2004, the derivative transactions were not significant compared to Millennium’s overall inventory purchases and product sales; there were no derivative transactions in 2006. Millennium had no outstanding commodity derivative transactions at December 31, 2006 and 2005.

FOREIGN EXCHANGE RISK

Millennium manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Millennium’s non-U.S. operations account for approximately 58% of consolidated revenues and 53% of long-lived assets. Millennium has selectively utilized forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. There were no outstanding foreign currency forward, swap and option contracts at December 31, 2006 and 2005.

INTEREST RATE RISK

Millennium is exposed to interest rate risk with respect to variable rate debt. At December 31, 2006, Millennium had $70 million of outstanding variable rate debt. Using sensitivity analysis and a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would reduce net income by less than $1 million.

Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt at Millennium. At December 31, 2006 and 2005, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $3 million and $4 million, respectively, at December 31, 2006 and 2005, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Using sensitivity analysis, the negative impact on the fair value of the obligation at December 31, 2006 would be approximately $1 million assuming a 10% unfavorable change in variable interest rates.

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

Millennium management assessed the effectiveness of Millennium’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Millennium’s management has concluded that Millennium’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Millennium’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Millennium Chemicals Inc.:

We have completed integrated audits of Millennium Chemicals Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Sales and other operating revenues:
Trade	$1,881	$1,914	$1,878
Related parties	67	45	10

	1,948	1,959	1,888

Operating costs and expenses:
Cost of sales	1,732	1,715	1,602
Selling, general and administrative expenses	158	194	164
Research and development expenses	26	23	21
Business combination costs	2	2	71
Asset impairments	22	15	14
Reorganization and other costs	- -	- -	9

	1,940	1,949	1,881

Operating income	8	10	7
Interest expense	(78)	(130)	(106)
Interest income	7	18	12
Other income (expense), net	24	(19)	14

Loss before equity investment, minority interest and income taxes	(39)	(121)	(73)
Income from equity investment in Equistar Chemicals, LP	181	221	81

Income before income taxes and minority interest	142	100	8
Provision for (benefit from) income taxes	(19)	67	33

Income (loss) before minority interest	161	33	(25)
Minority interest	(2)	(5)	(6)

Net income (loss)	$159	$28	$(31)

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$121	$279
Accounts receivable:
Trade, net	332	331
Related parties	15	30
Inventories	440	429
Prepaid expenses and other current assets	31	64
Deferred tax assets	71	20

Total current assets	1,010	1,153

Property, plant and equipment, net	651	647
Investment in Equistar Chemicals, LP	470	464
Goodwill, net	104	104
Deferred tax assets	84	54
Other assets, net	95	110

Total assets	$2,414	$2,532

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$169
Accounts payable:
Trade	312	305
Related parties	18	62
Accrued liabilities	175	157

Total current liabilities	509	693

Long-term debt	849	966
Other liabilities	590	644
Deferred income taxes	278	225
Commitments and contingencies
Minority interest	45	42
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized, 709 shares issued	- -	- -
Additional paid-in capital	1,176	1,176
Retained deficit	(840)	(999)
Accumulated other comprehensive loss	(103)	(125)
Treasury stock, at cost, (48 shares issued)	(90)	(90)

Total stockholder’s equity (deficit)	143	(38)

Total liabilities and stockholder’s equity	$2,414	$2,532

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$159	$28	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101	107	114
Asset impairments	22	15	14
Equity investment in Equistar Chemicals, LP -
Amount included in net (income) loss	(181)	(221)	(81)
Distributions of earnings	170	214	81
Deferred income taxes	(48)	(4)	(75)
Debt prepayment premiums and charges	7	11	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	28	(28)	(15)
Inventories	6	(20)	56
Accounts payable	(50)	77	44
Other, net	(21)	96	88

Net cash provided by operating activities	193	275	195

Cash flows from investing activities:
Expenditures for property, plant and equipment	(66)	(60)	(55)
Distributions from affiliates in excess of earnings	- -	- -	12
Other	1	- -	2

Net cash used in investing activities	(65)	(60)	(41)

Cash flows from financing activities:
Repayment of long-term debt	(289)	(374)	(89)
Issuance of long-term debt	1	100	34
Proceeds from exercise of stock options	- -	- -	17
Contribution from affiliate	- -	6	- -
Other	(2)	(4)	- -

Net cash used in financing activities	(290)	(272)	(38)

Effect of exchange rate changes on cash	4	(8)	19

Increase (decrease) in cash and cash equivalents	(158)	(65)	135
Cash and cash equivalents at beginning of period	279	344	209

Cash and cash equivalents at end of period	$121	$279	$344

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)	Comprehensive Income (Loss)
Millions of dollars	Issued		Treasury
Balance, January 1, 2004	$	- -	$(260)	$1,305	$(995)	$(141)	$(91)
Net loss		- -	- -	- -	(31)	- -	(31)	$(31)
Retirement of treasury shares pursuant to merger		- -	137	(124)	- -	- -	13	- -
Foreign currency translation		- -	- -	- -	- -	50	50	50
Minimum pension liability, net of tax of $7 million		- -	- -	- -	- -	(15)	(15)	(15)
Exercise of stock options		- -	22	(3)	- -	- -	19	- -
Shares purchased by employee benefit plan trusts		- -	3	(7)	- -	- -	(4)	- -
Shares issued to fund 401(k) plan		- -	4	(1)	- -	- -	3	- -
Net gains on derivative financial instruments		- -	- -	- -	- -	1	1	1

Comprehensive income								$5

Balance, December 31, 2004	$	- -	$(94)	$1,170	$(1,026)	$(105)	$(55)
Net income		- -	- -	- -	28	- -	28	$28
Foreign currency translation		- -	- -	- -	- -	(24)	(24)	(24)
Minimum pension liability, net of tax of $4 million		- -	- -	- -	- -	4	4	4
Capital contribution from Lyondell		- -	- -	6	- -	- -	6	- -
Shares sold by employee benefit plan trust		- -	4	- -	(1)	- -	3	- -

Comprehensive income								$8

Balance, December 31, 2005	$	- -	$(90)	$1,176	$(999)	$(125)	$(38)
Net income		- -	- -	- -	159	- -	159	$159
Foreign currency translation		- -	- -	- -	- -	32	32	32
Minimum pension liability, net of tax of $24 million		- -	- -	- -	- -	47	47	47
Change in accounting for employee benefit plans, net of tax of $27 million		- -	- -	- -	- -	(57)	(57)	- -

Comprehensive income								$238

Balance, December 31, 2006	$	- -	$(90)	$1,176	$(840)	$(103)	$143

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

Millennium operates in two reportable segments: inorganic chemicals; and ethylene, co-products and derivatives (“EC&D”). Millennium’s inorganic chemicals segment primarily produces titanium dioxide (“TiO2”), but also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals. On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business (see Note 22). Millennium’s EC&D segment comprises its acetyls business and its equity investment in Equistar Chemicals, LP (together with its consolidated subsidiaries, collectively, “Equistar”). The acetyls business produces vinyl acetate monomer (“VAM”), acetic acid and methanol. Millennium also produces fragrance and flavor chemicals, which is not a reportable segment.

Millennium owns 29.5% of Equistar, which is a joint venture with Lyondell. Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics. Equistar also manufactures and markets derivatives, primarily ethylene oxide, ethylene glycol and polyethylene, and fuel products such as methyl tertiary butyl alcohol (“MTBE”) and alkylate. Millennium accounts for its interest in Equistar using the equity method.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

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

Goodwill—Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of acquired businesses. Goodwill is reviewed for impairment at least annually.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2006.

Accounting and Reporting Changes—Effective December 31, 2006, Millennium adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Millennium’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $4 million and $73 million in its current and long-term benefit liabilities, respectively, a decrease of $7 million in other assets, a decrease of $27 million in deferred tax liabilities and an increase of $57 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 16.)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Millennium beginning in 2007. Millennium expects the application of FIN No. 48 to result in an increase of $40 million to $50 million in its estimate of future obligations for income taxes and related interest.

Effective January 1, 2006, Millennium adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Millennium previously accounted for these plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Millennium’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005, including Millennium’s equity interest in Equistar, reflected charges totaling $14 million, before tax, representing Millennium’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Millennium and Equistar also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of Millennium’s and Equistar’s Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $6 million of such costs, including Millennium’s share of Equistar’s costs of $19 million, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. Millennium recognized benefits from insurance reimbursements of less than $1 million in 2006 and none in 2005.

4.	Acquisition by Lyondell Chemical Company

On November 30, 2004, Millennium was acquired by Lyondell in a stock-for-stock business combination. As a result of the acquisition, each share of Millennium’s common stock outstanding immediately prior to the acquisition was converted into the right to receive 0.95 shares of Lyondell common stock, and Millennium became a wholly-owned subsidiary of Lyondell. Millennium incurred approximately $71 million of costs in connection with the acquisition. The consolidated financial statements of Millennium reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell. As a result of the acquisition, Lyondell and Millennium entered into an agreement for the provision of administrative services, at cost, by Lyondell and a tax-sharing agreement. See Notes 6 and 17 for Millennium’s transactions with Lyondell and Equistar.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Asset Impairments

In 2003, Millennium recognized the impairment of the entire book value of property, plant and equipment at Millennium’s Le Havre, France TiO2 manufacturing plant. Capital expenditures at this plant of $15 million during each of 2006 and 2005 and $14 million during 2004 were reflected in asset impairments. At December 31, 2006 and 2005, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero. Also in 2006, Millennium recognized an $7 million charge for impairment of certain software costs.

6.	Related Party Transactions

Millennium conducts transactions with Lyondell, Equistar and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), all of which are considered related parties. Millennium is a wholly-owned subsidiary of Lyondell as a result of the acquisition of Millennium by Lyondell on November 30, 2004. Occidental is a related party of Lyondell. Millennium owns 29.5% of Equistar (see Note 7).

Product Transactions with Equistar—Millennium purchases ethylene from Equistar at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice of termination twelve months in advance.

Also, Millennium sells VAM to Equistar under an agreement that requires Equistar to purchase 100% of its VAM raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate at its Bayport, Texas plant. The initial term of these agreements expired December 31, 2005 and continues year-to-year thereafter unless terminated by either party.

Product Transactions with Lyondell—Millennium sells VAM and glacial acetic acid to Lyondell at market-related prices under various agreements. The initial one-year term of these agreements expired in 2006 and continues year-to-year thereafter, unless terminated by either party. Prior to November 30, 2004, such transactions were not related party transactions.

Product Transactions with Occidental—Millennium purchases 100% of its domestic sodium silicate requirements and a portion of its domestic chlorine requirements at market-related prices pursuant to agreements with Occidental. The initial terms of the sodium silicate and chlorine agreements expire December 31, 2009.

Shared Services and Shared-Site Agreements with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Millennium including information technology, sales and marketing, supply chain, and other administrative and support services (see Note 17). Lyondell charges Millennium for Millennium’s share of the cost of such services. Direct costs, incurred exclusively for Millennium, also are charged to Millennium.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Related Party Transactions – (Continued)

Shared Services and Shared-Site Agreements with Equistar—Millennium and Equistar provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which Millennium bills Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar bills Millennium for utilities and fuel streams.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Millennium billed related parties for:
Sales of products and processing services–
Lyondell	$58	$37	$	- -
Equistar	9	8		10

Shared services and shared site agreements–
Equistar	1	1		2

Millennium was billed by related parties for:
Purchases of products and processing services–
Equistar	$40	$53		$52
Occidental	9	5		- -

Shared services, transition and lease agreements–
Lyondell	33	19		- -
Equistar	16	27		19

7.	Investment in Equistar Chemicals, LP

Equistar is owned 70.5% by Lyondell and 29.5% by Millennium. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly-owned subsidiaries of Lyondell (see Note 4). Millennium accounts for its investment in Equistar using the equity method. As a partnership, Equistar is not subject to federal income taxes.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar follows:

Millions of dollars	December 31, 2006		December 31, 2005
BALANCE SHEETS
Total current assets		$2,158	$1,849
Property, plant and equipment, net		2,846	3,063
Investments and other assets, net		355	408

Total assets		$5,359	$5,320

Current maturities of long-term debt	$	- -	$150
Other current liabilities		1,217	1,010
Long-term debt		2,160	2,161
Other liabilities and deferred revenues		378	416
Partners’ capital		1,604	1,583

Total liabilities and partners’ capital		$5,359	$5,320

	For the year ended December 31,
Millions of dollars	2006	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$12,765	$11,686	$9,316
Cost of sales	11,562	10,487	8,583
Asset impairment	135	- -	- -
Selling, general and administrative expenses	210	198	205
Research and development expense	34	33	34

Operating income	824	968	494
Interest expense, net	(210)	(218)	(220)
Other income (expense), net	- -	(2)	2

Net income	$614	$748	$276

Equistar’s 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Equistar does not expect to incur any significant future costs with respect to the facility.

8.	Accounts Receivable

Millennium sells its products primarily to other industrial concerns in the petrochemicals and coatings industries. Millennium performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Millennium’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million and $4 million at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income for 2006, 2005 and 2004 included provisions for doubtful accounts of $1 million, $5 million and $1 million, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2006	2005
Finished goods	$226	$223
Work-in-process	43	40
Raw materials	106	106
Materials and supplies	65	60

Total inventories	$440	$429

10.	Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2006	2005
Land	$17	$20
Manufacturing facilities and equipment	1,643	1,531
Construction in progress	81	77

Total property, plant and equipment	1,741	1,628
Less accumulated depreciation	(1,090)	(981)

Property, plant and equipment, net	$651	$647

Maintenance and repair expenses were $179 million, $161 million and $160 million for the years ended December 31, 2006, 2005 and 2004, respectively. No interest was capitalized to property, plant and equipment during this three-year period.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2006			2005
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$29	$(16)	$13	$22	$(8)	$14
Software costs	84	(83)	1	85	(77)	8
Debt issuance costs	27	(16)	11	25	(11)	14
Catalyst costs	24	(14)	10	18	(8)	10
Other	2	- -	2	- -	- -	- -

Total intangible assets	$166	$(129)	37	$150	$(104)	46

Pension assets			30			40
Precious metals			16			12
Other			12			12

Total other assets, net			$95			$110

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Property, Plant and Equipment and Other Assets – (Continued)

Amortization of these identifiable intangible assets for the next five years is expected to be $19 million in 2007, $10 million in 2008, $4 million in 2009, $2 million in 2010 and less than $1 million in 2011.

Depreciation and amortization expense is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Property, plant and equipment	$83	$82	$82
Turnaround costs	8	8	12
Software costs	4	11	15
Other	6	6	5

Total depreciation and amortization	$101	$107	$114

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs of $4 million in 2006 and $3 million in each of 2005 and 2004 is included in interest expense in the Consolidated Statements of Income.

11.	Accounts Payable

Accounts payable at each of December 31, 2006 and 2005 included liabilities in the amount of $5 million for checks issued in excess of associated bank balances but not yet presented for collection.

12.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2006	2005
Payroll and benefits	$37	$39
Pension and other postretirement benefits	4	- -
Income taxes	45	35
Product sales rebates	34	32
Environmental costs	15	15
Accrued interest	5	10
Taxes other than income taxes	15	9
Other	20	17

Total accrued liabilities	$175	$157

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2006		2005
Bank credit facilities:
$150 million senior secured revolving credit facility	$	- -	$	- -
$100 million Australian senior secured term loan due 2010		70		99
€60 million U.K. asset-based revolving credit facility		- -		- -
Other debt obligations:
Senior Notes due 2006, 7%		- -		158
Senior Notes due 2008, 9.25% ($2 million of premium)		375		463
Senior Debentures due 2026, 7.625% ($1 million of discount)		245		248
Convertible Senior Debentures due 2023, 4%		150		150
Debt payable through 2014 at interest rates ranging from 0% to 9.5%		16		19
Other		(3)		(2)

Total		853		1,135
Less current maturities		(4)		(169)

Total long-term debt, net		$849		$966

Aggregate maturities of all long-term debt during the next five years are $4 million in 2007, $376 million in 2008, $3 million in 2009, $73 million in 2010, $3 million in 2011 and $394 million thereafter.

Millennium may currently redeem its 9.25% Senior Notes due 2008 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Additionally, Millennium may redeem the Australian senior secured term loan due 2010 at 100% of the principal amount.

During 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and to the indenture governing the 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC and its subsidiaries (collectively “Millennium Holdings”), from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 18.

Also during 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €46 million, or approximately $61 million, at December 31, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At December 31, 2006, there was no outstanding borrowing and there were no letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

During 2006, Millennium purchased $158 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million. Other reductions of debt in 2006 totaled $39 million, including $29 million principal amount of the Australian term loan.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Long-Term Debt – (Continued)

During 2005, Millennium purchased $342 million principal amount of its 7% Senior Notes due 2006; $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026, paying total premiums of $10 million.

Millennium amended and restated its $150 million senior secured credit facility in 2005, replacing it with a $125 million U.S. senior secured revolving credit facility, a $25 million Australian senior secured revolving credit facility, and a $100 million Australian senior secured term loan, all of which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. There were $22 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of December 31, 2006. There was no outstanding borrowing under either revolving credit facility as of December 31, 2006. The U.S. revolving credit facility and the Australian term loan generally bear interest between LIBOR plus 1% and LIBOR plus 2%, as the case may be, based upon the Leverage Ratio (as defined) as of the most recent determination date. The Australian revolving credit facility generally bears interest based on the Australian Bank Bill Rate (as defined) plus between 1% and 2%, as the case may be, based upon the Leverage Ratio as of the most recent determination date.

Also in 2005, Millennium obtained an amendment to its previous $150 million senior secured credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its previous $150 million credit facility, which amended the credit facility definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

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

In addition to letters of credit outstanding under the U.S. revolving credit facility, Millennium had other outstanding letters of credit and bank guarantees under other arrangements of $8 million at December 31, 2006.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Long-Term Debt – (Continued)

Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, dividends, debt incurrence, lien incurrence, investments, sale and leaseback transactions, sales of assets, affiliate transactions, mergers, accounts receivable securitization transactions, purchase of equity and payments on indebtedness. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than 2.25 to 1. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, Millennium and Lyondell executed a supplemental indenture providing that the holders of the 4% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or, at Lyondell’s discretion, equivalent cash or a combination thereof). As of December 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion price of $13.38 per share, which is equivalent to a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2006, the amount of Debentures converted into shares of Lyondell common stock was not significant.

The Debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount. On November 15 in each of 2010, 2013 and 2018, holders of the Debentures will have the right to require Millennium to repurchase all or some of the Debentures they own at a purchase price equal to 100% of their principal amount. Millennium may choose to pay the purchase price in cash or shares of Lyondell’s common stock or any combination thereof. In the event of a conversion request as a result of the long-term credit rating assigned to the Debentures being either Caa1 or lower, in the case of Moody’s Investors Service (“Moody’s”), or B- or lower in the case of Standard & Poor’s (“S&P”) rating service, or if both rating agencies discontinue, withdraw or suspend their ratings, Millennium can deliver cash, or a combination of cash and shares of Lyondell common stock, in lieu of shares of Lyondell common stock. The Debentures are currently rated B1 by Moody’s and B+ by S&P. Holders of the Debentures also have the right to require Millennium to repurchase all or some of the Debentures at a cash purchase price equal to 100% of their principal amount, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. Lyondell’s acquisition of Millennium was not considered a Fundamental Change.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Lease Commitments

Millennium leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. As of December 31, 2006, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2007	$24
2008	20
2009	16
2010	14
2011	12
Thereafter	77

Total minimum lease payments	$163

Net rental expense was $26 million in 2006 and $24 million in each of 2005 and 2004.

15.	Financial Instruments and Derivatives

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

Foreign Currency Exposure Management—Millennium manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Millennium selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded in earnings. Net gains and losses on forward exchange contracts included in earnings, which offset similar amounts from foreign currency denominated trade receivables and payables, were a net gain of $1 million in 2006 and net losses of less than $1 million in each of 2005 and 2004. At December 31, 2006, Millennium had no outstanding foreign currency forward, swap or option contracts.

In addition, Millennium selectively utilizes currency forward and swap contracts that qualify as cash-flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted or committed sales and purchases. Gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings. The gains or losses are reported in sales and other operating revenues or cost of sales to match the underlying transaction being hedged. Net gains related to forward exchange contracts designated as cash-flow hedges of $1 million in 2006 and net losses of $1 million in each of 2005 and 2004 were reclassified to earnings to match the losses on the underlying transaction being hedged. There were no amounts related to foreign exchange cash-flow hedges deferred in AOCI at December 31, 2006 and 2005.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Financial Instruments and Derivatives – (Continued)

As a result of foreign currency transactions, Millennium had a net gain of $2 million in 2006, a net loss of $1 million in 2005 and a net gain of $5 million in 2004, net of gains or losses on related hedge transactions, which were not significant.

Interest Rate Risk Management—Millennium selectively uses derivative instruments to manage the ratio of fixed to variable-rate debt. At December 31, 2006, Millennium had outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. At December 31, 2006 and 2005, the fair value of these interest rate swap agreements was an obligation of $3 million and $4 million, respectively, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability in each period. The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value are recorded in interest expense. In September 2004, Millennium terminated all of the interest rate swap agreements that were in effect at that time and received proceeds of approximately $3 million. The carrying value of long-term debt was increased in September 2004, by a gain of approximately $2 million that was deferred. This deferred gain will be recognized as a reduction of interest expense ratably over the remaining term of the underlying fixed-rate obligation previously hedged.

Commodity Price Risk Management—Millennium is exposed to commodity price volatility related to anticipated purchases of natural gas and raw materials, and to product sales. Millennium selectively uses commodity swap, options, and futures contracts with various terms to manage the volatility related to these risks. Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected. When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in AOCI until the underlying transaction is recognized in earnings. There were no derivative transactions in 2006. Net losses included in earnings were less than $1 million in each of the years 2005 and 2004. As of December 31, 2006 and 2005, there were no commodity derivative instruments outstanding and no amounts deferred in AOCI.

The carrying value and the estimated fair value of Millennium’s non-current, non-derivative financial instruments as of December 31, 2006 and 2005 are shown in the table below:

	2006		2005
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments and long-term receivables	$473	$1,333	$467	$1,322
Long-term debt, including current maturities	853	991	1,135	1,291

Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Millennium for debt with terms and average maturities similar to Millennium’s debt portfolio except that, for the 4% Convertible Senior Debentures, quoted market values were used. The investment in Equistar Chemicals, LP, was valued using current financial and other available information. The fair value of all non-derivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, other short-term investments, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Financial Instruments and Derivatives – (Continued)

Financial instruments that potentially subject Millennium to significant concentrations of credit risk consist principally of temporary cash investments, foreign currency and interest rate derivative contracts and accounts receivable. Millennium maintains its investments and enters contracts with major institutions that it deems credit worthy, generally financial institutions that provide Millennium with debt financing.

Millennium sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world. Accordingly, there is no significant concentration of risk in any one particular country. A substantial portion of the sales revenues for the inorganic chemicals segment in 2006, 2005 and 2004 was from customers in the global paint and coatings industries, which have experienced relatively stable demand. Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk. Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world. Credit losses to customers operating in this industry have not been material.

16.	Pension and Other Postretirement Benefits

Millennium has defined benefit pension plans, which cover employees in the United States and a number of other countries. Retirement benefits are generally based on years of credited service and average compensation as defined under the respective plan provisions. Millennium funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. In addition, Millennium sponsors postretirement benefit plans other than pensions, which provide medical and life insurance to most employees and their dependents.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of Millennium’s U.S. and non-U.S. pension plans.

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$741	$228	$762	$221
Service cost	8	7	8	7
Interest cost	38	12	41	11
Actuarial (gain) loss	(30)	(4)	12	24
Benefits paid	(56)	(12)	(82)	(13)
Foreign exchange effects	- -	29	- -	(22)

Benefit obligation, December 31	701	260	741	228

Change in plan assets:
Fair value of plan assets, January 1	588	142	605	137
Actual return on plan assets	67	14	46	23
Company contributions	3	21	19	9
Benefits paid	(56)	(12)	(82)	(13)
Foreign exchange effects	- -	19	- -	(14)

Fair value of plan assets, December 31	602	184	588	142

Funded status, December 31	$(99)	$(76)	(153)	(86)
Amounts not recognized in benefit costs:
Actuarial and investment loss	241	77	311	88
Prior service cost	5	- -	6	- -

Net amount recognized in benefit costs	$147	$1	$164	$2

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$23	$7	$26	$8
Accrued benefit liability, current	(1)	- -
Accrued benefit liability, long-term	(121)	(83)	(97)	(45)

Funded status, December 31, 2006	(99)	(76)
Accumulated other comprehensive loss - pretax	246	77	229	39
Intangible asset	- -	- -	6	- -

Net amount recognized in benefit costs	$147	$1	$164	$2

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$633	$213	$665	$179
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive loss	(62)	(9)	(6)	(7)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Millennium’s other postretirement benefit plans.

Millions of dollars	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$33		$34
Interest cost	2		2
Actuarial (gain) loss	(3)		1
Benefits paid	(3)		(4)

Benefit obligation, December 31	29		33

Funded status, December 31	(29)		(33)
Amounts not recognized in benefit costs:
Actuarial loss	- -		4
Prior service benefit	(46)		(53)

Net amount recognized in benefit costs	$(75)		$(82)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(3)	$	- -
Accrued benefit liability, long-term	(26)		(82)

Funded status, December 31, 2006	(29)
Accumulated other comprehensive income - pretax	(46)		- -

Net amount recognized in benefit costs	$(75)		$(82)

Pension plans with projected benefit obligations and accumulated obligations in excess of the fair value of assets are summarized as follows at December 31:

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$686	$226	$725	$197
Accumulated benefit obligations	618	179	649	149
Fair value of assets	564	143	553	107

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of net periodic pension costs for the year ended December 31:

	2006		2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net periodic pension cost:
Service cost	$8	$7	$8	$7	$8	$6
Interest cost	38	12	41	11	42	10

Actual return on plan assets	(67)	(14)	(46)	(23)	(67)	(13)
Less-return in excess of (less than) expected return	23	6	(1)	13	12	5

Expected return on plan assets	(44)	(8)	(47)	(10)	(55)	(8)

Actuarial and investment loss amortization	19	6	15	5	10	3
Prior service cost amortization	1	- -	1	- -	1	- -
Net effect of curtailments, settlements and special termination benefits	- -	- -	1	- -	13	- -

Net periodic benefit cost	$22	$17	$19	$13	$19	$11

The net effect of curtailments, settlements and special termination benefits in 2004 reflects the vesting of pension benefits of officers and certain key employees as a result of Lyondell’s November 30, 2004 acquisition of Millennium.

Estimated amortization of the actuarial loss and prior service cost components of Accumulated Other Comprehensive Income (“AOCI”) for the U.S. and non-U.S. defined benefit pension plans to be included in net periodic pension cost in 2007 is $19 million and $1 million, respectively.

The following table provides the components of net periodic other postretirement benefit costs for the year ended December 31:

Millions of dollars	2006	2005	2004
Net periodic other postretirement benefit costs:
Interest cost	$2	$2	$3
Unrecognized net loss amortization	1	1	1
Prior service benefit amortization	(7)	(7)	(7)
Net effect of curtailments, settlements and special termination benefits	- -	- -	(4)

Net periodic benefit income	$(4)	$(4)	$(7)

Estimated amortization of the actuarial loss and prior service benefit components of AOCI for the defined benefit postretirement plans to be included in net periodic benefit cost in 2007 is less than $1 million and $7 million, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining the net benefit liabilities for Millennium’s pension and other postretirement benefit plans were as follows at December 31:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.20%	5.50%	5.03%
Rate of compensation increase	4.50%	4.45%	4.50%	4.27%

The assumptions used in determining net periodic pension cost were as follows for the year ended December 31:

	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.50%	5.03%	5.75%	5.41%	6.00%	5.66%
Expected return on plan assets	8.00%	6.05%	8.00%	6.92%	8.50%	7.38%
Rate of compensation increase	4.50%	4.26%	4.50%	4.31%	3.50%	3.90%

The discount rates used in determining net postretirement benefit cost were 5.5% for 2006, 5.75% for 2005 and 6.0% for 2004.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2006 was 9% for 2007, decreasing 1% per year to 6% in 2010 and 5% for 2012 and thereafter. At December 31, 2005, similar cost escalation assumptions were used. A 1% increase or decrease in the assumed health care cost trend rates in each year would change the accumulated other postretirement benefit liability as of December 31, 2006 by less than $1 million and would not have a material effect on the aggregate service and interest components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Investment policies limit the concentration of investments in one industry to 20% and in one company to 5%. Total plan assets at December 31, 2006 and 2005 did not include any Lyondell common stock. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Pension and Other Postretirement Benefits – (Continued)

Millennium’s pension plan weighted-average asset allocations by asset category for its pension plans generally are as follows at December 31:

		2006		2005
Asset Category:	Policy	U.S	Non-U.S	U.S	Non-U.S
U.S. equity securities	13% - 55%	56%	11%	53%	13%
Non-U.S. equity securities	15% - 52%	17%	52%	16%	51%
Fixed income securities	30% - 34%	27%	34%	30%	33%
Cash equivalents	- -% - 1%	- -	3%	1%	3%

Total		100%	100%	100%	100%

Millennium expects to contribute approximately $35 million to its pension plans in 2007.

As of December 31, 2006, future expected benefit payments by the plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2007	$62	$3
2008	64	3
2009	67	3
2010	64	3
2011	66	3
2012 through 2016	348	13

Millennium also maintains defined contribution savings plans for eligible employees. Contributions to these plans by Millennium were $3 million in each of 2006 and 2005 and $4 million in 2004.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Income Taxes

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

The significant components of the provision for income taxes were as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Current:
Federal	$58	$36	$5
Non-U.S.	(34)	33	100
State	5	2	3

Total current	29	71	108

Deferred:
Federal	(33)	- -	(23)
Non-U.S.	(7)	(6)	(48)
State	(8)	2	(4)

Total deferred	(48)	(4)	(75)

Provision for (benefit from) income taxes before tax effects of other comprehensive income	(19)	67	33

Tax effects of elements of other comprehensive income:
Minimum pension liability	(3)	4	(7)
Other	- -	- -	(1)

Total income tax expense (benefit) in comprehensive income	$(22)	$71	$25

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Income Taxes – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards. Significant components of Millennium’s deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars	2006	2005
Deferred tax liabilities:
Accelerated tax depreciation	$107	$157
Investment in Equistar	334	365
Other liabilities	32	78

Total deferred tax liabilities	473	600

Deferred tax assets:
Net operating loss carryforwards	118	147
Employee benefit plans	81	75
Environmental remediation liabilities	77	78
Fixed assets and depreciation	70	62
AMT credits	41	78
Other	81	107

Total deferred tax assets	468	547
Deferred tax asset valuation allowances	(121)	(99)

Net deferred tax assets	347	448

Net deferred tax liabilities	$126	$152

Balance sheet classifications:
Deferred tax assets - current	$71	$20
Deferred tax assets - noncurrent	84	54
Accrued liabilities	3	1
Deferred income taxes	278	225

Net deferred tax liabilities	$126	$152

At December 31, 2006, Millennium had U.S. federal, state and non-U.S. tax loss carryforwards, the tax benefit of which would be $118 million at current statutory rates. The federal loss carryforward benefits of $32 million will begin expiring in 2022, and the other tax loss carryforward benefits generally have no expiration date. However, tax loss carryforward benefits generated in the United Kingdom (the “U.K.”) are subject to certain limitations. Federal AMT credits of $41 million have no expiration date.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Income Taxes – (Continued)

Deferred tax asset valuation allowances included $121 million and $94 million for the net deferred tax assets of Millennium’s French subsidiaries at December 31, 2006 and 2005, respectively. Provisions of $23 million and $12 million in 2006 and 2005, respectively, increased the allowance for the French net operating loss carryforwards and other deferred tax assets. The settlement of a French tax audit resulted in a $7 million decrease in a deferred tax asset related to net operating loss carryforwards with a corresponding decrease in the valuation allowance. Valuation allowances totaling $5 million were included at December 31, 2005 due to the uncertainty of the realization of deferred tax assets for certain state net operating loss carryforwards. The state tax loss carryforwards were no longer considered realizable as of December 31, 2006 and the associated deferred tax asset was written off against the valuation allowance. Other changes in the valuation allowance included the effects of foreign currency translation. The deferred tax asset valuation allowance at December 31, 2004 was $98 million.

Certain income tax returns for Millennium’s U.S. and non-U.S. subsidiaries are currently under examination by the Internal Revenue Service (“IRS”) and various other non-U.S. and state tax authorities. In many cases, these audits result in proposed assessments by the tax authority. Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes. Millennium believes it has adequately provided for any probable outcomes related to these matters.

Millennium has entered into tax-sharing and indemnification agreements with Hanson plc (“Hanson”) in which Millennium and Hanson generally agreed to indemnify each other for certain income tax liabilities attributable to periods prior to the demerger.

The American Jobs Creation Act of 2004 (the “Act”) provides a tax deduction for qualified production activities. During 2005, Millennium utilized its federal tax loss carryforwards and, as a result did not benefit from these provisions. Due to the full utilization of all available federal tax loss carryforwards during 2006, Millennium recognized a benefit of $3 million during 2006 related to qualified production activities for a portion of 2006.

The Act also provided tax benefits with respect to the repatriation of foreign earnings that can result in a significant reduction in the effective tax rate on certain non-U.S. earnings repatriated during a one year period. Millennium elected to repatriate, during 2005, certain non-U.S. earnings that had previously been identified as likely to be repatriated as well as additional earnings previously expected to be indefinitely invested.

During 2005, $297 million, including non-U.S. Millennium earnings and returns of investment, was repatriated. The associated tax provisions were $3 million in 2005 and a net benefit of approximately $1 million in 2004, after taking into effect a $19 million deferred tax provision recorded in 2003.

Millennium has determined that the undistributed earnings of foreign subsidiaries will be permanently reinvested. The undistributed earnings of foreign subsidiaries aggregated $39 million at December 31, 2006. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Income Taxes – (Continued)

The U.S. and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

Millions of dollars	2006	2005	2004
Income (loss) before income taxes:
U.S.	$163	$87	$(45)
Non-U.S.	(23)	8	51

Total	$140	$95	$6

Theoretical income tax at U.S. statutory rate	$49	$33	$2
Increase (reduction) resulting from:
State income taxes, net of federal	(2)	2	- -
Effect of non-U.S. tax incentives, net of rate differences for non-U.S. taxes	(2)	7	(16)
Changes in estimates for prior year items	(80)	13	28
Valuation allowance for French deferred tax assets	18	16	20
Provision for unremitted earnings of non-U.S. subsidiaries	- -	3	(1)
Domestic manufacturing deduction	(3)	- -	- -
Other, net	1	(7)	- -

Provision for (benefit from) income taxes	$(19)	$67	$33

Effective income tax rate	(13.6%)	70.3%	567.7%

Millennium recorded a tax benefit of $80 million in 2006 and tax expense of $13 million and $28 million in 2005 and 2004, respectively, which were unrelated to transactions that occurred during those years. During 2006, Millennium reached agreement with U.K. tax authorities on issues related to a 1996 transaction with Hanson, whereas, in 2005, Millennium had recognized an additional provision related to Hanson issues. During 2004, Millennium reached an agreement with the IRS concerning tax issues relating to the years 1993 through 1996. In connection with this agreement, Millennium recorded net tax expense of $7 million in 2004, including the effect of the U.S. audit settlement on U.K. tax liabilities related to Millennium’s tax sharing agreement with Hanson. Millennium recorded associated accruals of interest expense of $29 million in 2005 and reversals of accrued interest of $29 million and $6 million in 2006 and 2004, respectively, related to income tax issues. The accrued interest reversals have been included in pre-tax income as “Other income (expense), net.”

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Commitments and Contingencies

Commitments—Millennium has various agreements for the purchase of ore used in the production of TiO2 and certain other agreements to purchase raw materials, utilities and services with various terms extending through 2020. At December 31, 2006, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars	Ore	Other	Total
2007	$171	$144	$315
2008	52	122	174
2009	30	118	148
2010	- -	115	115
2011	- -	84	84
Thereafter	- -	349	349

Total	$253	$932	$1,185

Millennium’s total purchases under these agreements were $331 million, $544 million and $474 million, respectively, in 2006, 2005 and 2004.

Asset Retirement Obligation—Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Millennium continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $172 million and $168 million as of December 31, 2006 and 2005, respectively. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the years ended December 31:

Millions of dollars	2006	2005
Balance at January 1	$168	$122
Additional provisions	16	58
Amounts paid	(12)	(7)
	- -	(5)

Balance at December 31	$172	$168

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Commitments and Contingencies – (Continued)

The 2004 provision for estimated environmental remediation costs was $31 million. A substantial portion of these provisions was for the Kalamazoo River Superfund Site. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site.

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

As of December 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At December 31, 2006, the balance of this liability was $58 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At December 31, 2006, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

At December 31, 2006, the balance of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $66 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

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

United Kingdom Income Taxes—In 1996, in order to obtain clearance from the former United Kingdom Inland Revenue (currently Her Majesty’s Revenue and Customs) as to the tax-free treatment of the demerger stock dividend for United Kingdom tax purposes for Hanson plc (“Hanson”) and Hanson’s shareholders, Hanson agreed with the United Kingdom Inland Revenue that Millennium would continue to be centrally managed and controlled in the United Kingdom at least until September 30, 2001. Millennium agreed with Hanson not to take, or fail to take, during such five-year period, any action that would result in a breach of, or constitute non-compliance with, any of the representations and undertakings made by Hanson in its agreement with the United Kingdom Inland Revenue. Effective February 4, 2002, Millennium ceased being centrally managed and controlled in the United Kingdom. Millennium believes that it has satisfied all obligations that it be managed and controlled in the United Kingdom for the requisite five-year period. During 2006, Millennium received notice from Her Majesty’s Revenue and Customs that it had no further inquiries with respect to this matter. See Note 17.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2006, Millennium has not accrued any significant amounts for such indemnification obligations and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

General—In the opinion of management, the matters discussed in this note, other than potential future liabilities for environmental remediation which amounts cannot be estimated, are not expected to have a material adverse effect on the financial position or liquidity of Millennium. However, the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on Millennium’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

19.	Stockholder’s Equity

Preferred Stock—Millennium had authorized 1,000 shares of $.01 par value preferred stock at December 31, 2005 and 2004. In 2006, the reverse stock split discussed below, also removed the authorized preferred stock.

Common Stock— In 2006, the Board of Directors of Millennium approved a 1 for 100,000 reverse stock split of the common stock of Millennium, reducing the authorized shares from 100,000,000 shares to 1,000 shares and the issued and outstanding shares from 70,935,510 shares to 709 shares. The 709 shares include 48 shares held by Millennium America, a Millennium subsidiary, which are accounted for as treasury stock in the Consolidated Balance Sheets. Millennium retained the current par value of $.01 per share of common stock. The financial statements reflect the effect of the reverse stock split for all periods presented, resulting in a decrease in common stock and an increase in additional paid-in capital of approximately $1 million.

As a result of Lyondell’s acquisition of Millennium on November 30, 2004, each then issued and outstanding share of Millennium’s common stock, excluding shares held directly by Lyondell and Millennium, was converted to a right to receive 0.95 shares of Lyondell common stock in return for the cancellation of such shares. Substantially all of the approximately 66 million shares of the Millennium common stock outstanding immediately prior to the acquisition were converted to Lyondell common stock.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Stockholder’s Equity – (Continued)

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2006	2005
Foreign currency translation	$87	$55
Minimum pension liability	- -	(180)
Pension and postretirement benefit liabilities after application of SFAS No. 158	(190)	- -

Total accumulated other comprehensive loss	$(103)	$(125)

Omnibus Incentive Compensation Plan—Millennium’s Incentive Compensation Plan (the “Omnibus Incentive Plan”) provided for awards to employee and non-employee directors in the form of (i) stock options, including incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance units, (v) performance shares, (vi) stock awards and (vii) cash based awards. During 2003, Millennium granted non-qualified stock option awards for 445,800 shares, to a limited number of Millennium’s executive officers and key employees. No compensation expense was recognized in 2006, 2005 and 2004 for such equity-related awards under this plan. In addition, in 2004, Millennium granted 91,500 shares of restricted stock to a limited number of Millennium’s officers and key employees. Compensation expense related to these grants was $2 million in 2004. No further grants will be made under this plan.

Millennium’s Long Term Incentive Plan and Executive Long Term Incentive Plan provided for the award of shares of Millennium common stock to certain management personnel and senior executives, respectively, if certain performance targets were achieved. The Executive Long Term Incentive Plan also provided for a cash award based on the total shareholder return of Millennium’s common stock when compared to total shareholder return of Millennium’s peer group (companies in the Standard & Poor’s Chemical Composite Index) over a three-year period. Beginning in 2001, these awards were granted under the Omnibus Incentive Plan by reference to the Long Term Incentive Plan. The obligations under these plans were funded by shares of Millennium’s common stock that were held in trusts established for that purpose. No shares remained in the trusts at December 31, 2004. Compensation expense related to these plans for 2004 was $12 million. No further grants will be made under these plans.

Long Term Stock Incentive Plan—Millennium’s Long Term Stock Incentive Plan (“Stock Incentive Plan”) provided for the following types of awards to its employees: (i) stock options, including incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance units and (v) performance shares. All stock options awarded under this plan were granted at exercise prices equal to the market price of Millennium’s common stock. Compensation expense related to this plan was $2 million in 2004. No further grants will be made under this plan.

As a result of Lyondell’s acquisition of Millennium on November 30, 2004, each outstanding option under the Omnibus Incentive Compensation Plan and the Long Term Stock Incentive Plan to acquire Millennium common stock was converted into an option to acquire 0.95 shares of Lyondell common stock. The exercise price of the converted option was the exercise price of the original Millennium option divided by the exchange ratio. All converted options vested immediately pursuant to the “change in control” provisions of the plan. In addition, all unvested restricted stock vested immediately and was converted to 0.95 shares of Lyondell common stock.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Stockholder’s Equity – (Continued)

The following table summarizes activity, in thousands of shares and the weighted-average exercise price per share, relating to restricted stock and stock options for all employees, including executive officers and key employees, under the Omnibus Incentive Plan and the Stock Incentive Plan. As of December 31, 2005, there were no options to purchase Millennium common stock outstanding.

	Restricted Shares	Weighted- Average Grant Price	Stock Options	Weighted- Average Exercise Price
Balance at January 1, 2004	138	$10.07	2,631	$14.94
Granted	92	$12.85	- -	- -
Exercised	- -	- -	(1,162)	$14.23
Cancelled	(4)	$10.02	(1,469)	$15.50
Vested and issued	(226)	$12.95	- -	- -

Balance at December 31, 2004	- -		- -

Stock-based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, encouraged, but did not require, a fair-value based method of accounting for employee stock options and similar equity instruments, which generally would have resulted in the recording of additional compensation expense in Millennium’s consolidated financial statements. Millennium accounted for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost was recognized for the stock option plans in the accompanying financial statements as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma effect on net loss before cumulative effect of accounting change of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below for the year ended December 31, 2004:

Millions of dollars
Net loss before cumulative effect of accounting change	$(31)
Deduct: Stock-based compensation using fair-value method for all options awarded, net of tax	(1)

Pro forma net loss before cumulative effect of accounting change	$(32)

Salary and Bonus Deferral Plan—Millennium had a deferred compensation plan under which officers and certain management employees had deferred a portion of their compensation on a pre-tax basis in the form of shares of Millennium’s common stock. A rabbi trust (the “Trust”) was established to hold shares of Millennium’s common stock purchased in open market transactions to fund this obligation. Shares purchased by the Trust were reflected as treasury stock, at cost, and, along with the related obligation for this plan, were included in stockholder’s deficit. At November 30, 2004, the plan was no longer active; however, the Trust held 228,543 shares at a total cost of approximately $5 million. As a result of Lyondell’s acquisition of Millennium on November 30, 2004, the shares of Millennium common stock held by the Trust were converted to shares of Lyondell common stock based on the exchange ratio of 0.95, and were paid out.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Stockholder’s Equity – (Continued)

Per Share Data—As a result of the November 30, 2004 acquisition of Millennium by Lyondell, Lyondell owns all of Millennium’s outstanding stock; therefore, per share data has been omitted.

20.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Cash paid (received) for interest and taxes:
Interest, net	$65	$100	$96

Taxes, net	$(7)	$28	$5

In 2006 and 2005, taxes were paid to Lyondell pursuant to a tax-sharing agreement between Millennium and Lyondell (see Note 17).

21.	Segment and Related Information

Millennium, a wholly-owned subsidiary of Lyondell, operates in two reportable segments:

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products, and

•

EC&D, including Millennium’s acetyls business, which produces VAM, acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene.

On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business (see Note 22).

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No customer accounted for 10% or more of consolidated sales during any year in the three year period ended December 31, 2006.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	Inorganic Chemicals	EC&D	Other	Total
2006
Sales and other operating revenues	$1,354	$481	$113	$1,948
Operating income (loss)	(2)	36	(26)	8
Income from equity investment	- -	181	- -	181
Goodwill	55	49	- -	104
Total assets	1,313	780	321	2,414
Capital expenditures	54	7	5	66
Depreciation and amortization expense	78	15	8	101

2005
Sales and other operating revenues	$1,360	$504	$95	$1,959
Operating income (loss)	24	45	(59)	10
Income from equity investment	- -	221	- -	221
Goodwill	55	49	- -	104
Total assets	1,301	764	467	2,532
Capital expenditures	53	2	5	60
Depreciation and amortization expense	82	16	9	107

2004
Sales and other operating revenues	$1,340	$453	$95	$1,888
Operating income (loss)	51	59	(103)	7
Income from equity investment	- -	81	- -	81
Goodwill	55	49	- -	104
Total assets	1,312	767	505	2,584
Capital expenditures	51	1	3	55
Depreciation and amortization expense	87	18	9	114

Operating income (loss) in the “Other” column above includes a business that is not a reportable segment and costs not allocated to Millennium’s business segments, including costs from predecessor businesses, and business combination costs.

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2006	2005	2004
Cash and cash equivalents	$121	$279	$344
Non reportable segment assets	87	86	84
All other	113	102	77

Total assets	$321	$467	$505

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Segment and Related Information – (Continued)

Millennium’s non-U.S. operations are primarily conducted by subsidiaries in the United Kingdom, France, Brazil and Australia. Sales between Millennium’s operations are made on terms similar to those of its third-party distributors. The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Revenues
Millions of dollars	2006	2005	2004
United States	$814	$877	$730
Non-U.S.	1,134	1,082	1,158

Total	$1,948	$1,959	$1,888

	Long-Lived Assets
Millions of dollars	2006	2005	2004
United States	$303	$318	$341
Non-U.S.:
United Kingdom	170	158	190
France	52	53	66
Asia/Pacific	31	32	33
Brazil	95	86	77

Total non-U.S.	348	329	366

Total	$651	$647	$707

22.	Subsequent Event

On February 23, 2007, Millennium signed an agreement for a proposed sale of Millennium’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. The amount will be adjusted up or down depending on the change in value of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated to occur in the first half of 2007.

Beginning in the first quarter of 2007, the inorganic chemicals business segment will be reported as a discontinued operation, including comparative periods presented. Millennium’s ongoing operations will include the EC&D segment, consisting of the acetyls business and Millennium’s equity investment in Equistar, and the fragrance and flavor chemicals business, which will become a reportable segment.

As of December 31, 2006, the affected assets and liabilities of the inorganic chemicals business are summarized as follows:

Millions of dollars
Current assets	$612
Property, plant and equipment	528
Goodwill	55
Other noncurrent assets	118

Total assets	$1,313

Current liabilities	$341
Noncurrent liabilities	220
Minority interest	40

Total liabilities	$601

See Note 21 for additional financial information related to the inorganic chemicals business segment.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s operating subsidiaries other than its operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7% Senior Notes, the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures. The 7% Senior Notes, the 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
BALANCE SHEET

Inventories	$	- -	$	- -	$440	$	- -	$440
Other current assets		- -		62	508		- -	570
Property, plant and equipment, net		- -		- -	651		- -	651
Investment in Equistar Chemicals, LP		- -		- -	470		- -	470
Investment in subsidiaries		315		497	- -		(812)	- -
Goodwill, net		- -		- -	104		- -	104
Deferred tax assets		- -		- -	84		- -	84
Other assets, net		(2)		(2)	99		- -	95
Due from parent and affiliates, net		- -		368	- -		(368)	- -

Total assets		$313		$925	$2,356		$(1,180)	$2,414

Current maturities of long-term debt	$	- -	$	- -	$4	$	- -	$4
Other current liabilities		1		4	500		- -	505
Long-term debt		150		617	82		- -	849
Other liabilities		- -		3	587		- -	590
Deferred income taxes		- -		- -	278		- -	278
Due to parent and affiliates, net		14		- -	354		(368)	- -

Total liabilities		165		624	1,805		(368)	2,226
Minority interest		- -		- -	45		- -	45
Stockholder’s equity		148		301	506		(812)	143

Total liabilities and stockholder’s equity		$313		$925	$2,356		$(1,180)	$2,414

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME

Sales and other operating revenues	$	- -	$	- -	$1,948	$	- -	$1,948
Cost of sales		- -		- -	1,732		- -	1,732
Selling, general and administrative expenses		- -		- -	158		- -	158
Research and development expenses		- -		- -	26		- -	26
Business combination costs		- -		- -	2		- -	2
Asset impairments		- -		- -	22		- -	22

Operating income		- -		- -	8		- -	8
Interest expense, net		(7)		(53)	(11)		- -	(71)
Intercompany interest income (expense), net		(1)		110	(109)		- -	- -
Income from equity investment in Equistar		- -		- -	181		- -	181
Equity in income of subsidiaries		167		180	- -		(347)	- -
Other income , net		- -		13	9		- -	22
Benefit from income taxes		- -		9	10		- -	19

Net income		$159		$259	$88		$(347)	$159

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non- Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities		$(7)	$174	$26		$--	$193

Expenditures for property, plant and equipment		- -	- -	(66)		- -	(66)
Other		- -	- -	1		- -	1

Net cash used in investing activities		- -	- -	(65)		- -	(65)

Repayment of long-term debt		- -	(250)	(39)		- -	(289)
Issuance of long-term debt		- -	- -	1		- -	1
Intercompany		7	(73)	66		- -	- -
Other		- -	- -	(2)		- -	(2)

Net cash provided by (used in) financing activities		7	(323)	26		- -	(290)

Effect of exchange rate changes on cash		- -	- -	4		- -	4

Decrease in cash and cash equivalents		- -	(149)	(9)		- -	(158)
Cash and cash equivalents at beginning of period		- -	211	68		- -	279

Cash and cash equivalents at end of period	$	- -	$62	$59	$	- -	$121

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2005

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
BALANCE SHEET
Inventories	$	- -	$	- -	$429	$	- -	$429
Other current assets		- -		211	513		- -	724
Property, plant and equipment, net		- -		- -	647		- -	647
Investment in Equistar Chemicals, LP		- -		- -	464		- -	464
Investment in subsidiaries		116		356	- -		(472)	- -
Goodwill, net		- -		- -	104		- -	104
Deferred tax assets		- -		- -	54		- -	54
Other assets, net		4		8	98		- -	110
Due from parent and affiliates, net		- -		300	- -		(300)	- -

Total assets		$120		$875	$2,309		$(772)	$2,532

Current maturities of long-term debt	$	- -		$158	$11	$	- -	$169
Other current liabilities		1		9	514		- -	524
Long-term debt		150		709	107		- -	966
Other liabilities		- -		4	640		- -	644
Deferred income taxes		- -		- -	225		- -	225
Due to parent and affiliates, net		7		- -	293		(300)	- -

Total liabilities		158		880	1,790		(300)	2,528
Minority interest		- -		- -	42		- -	42
Stockholder’s (deficit) equity		(38)		(5)	477		(472)	(38)

Total liabilities and stockholder’s equity		$120		$875	$2,309		$(772)	$2,532

STATEMENT OF INCOME
Sales and other operating revenues	$	- -	$	- -	$1,959	$	- -	$1,959
Cost of sales		- -		- -	1,715		- -	1,715
Selling, general and administrative expenses		- -		1	193		- -	194
Research and development expenses		- -		- -	23		- -	23
Business combination costs		- -		- -	2		- -	2
Asset impairments		- -		- -	15		- -	15

Operating income (loss)		- -		(1)	11		- -	10
Interest expense, net		(6)		(89)	(17)		- -	(112)
Intercompany interest income (expense), net		(1)		110	(109)		- -	- -
Income from equity investment in Equistar		- -		- -	221		- -	221
Equity in income of subsidiaries		33		78	- -		(111)	- -
Other expense, net		- -		(11)	(13)		- -	(24)
(Provision for) benefit from income taxes		2		(3)	(66)		- -	(67)

Net income		$28		$84	$27		$(111)	$28

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2005

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non- Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS

Net cash provided by (used in) operating activities		$(7)	$15	$267	$	- -	$275

Expenditures for property, plant and equipment		- -	- -	(60)		- -	(60)

Net cash used in investing activities		- -	- -	(60)		- -	(60)

Repayment of long-term debt		- -	(365)	(9)		- -	(374)
Issuance of long-term debt		- -	(2)	102		- -	100
Intercompany		1	473	(474)		- -	- -
Contribution from affiliate		6	- -	- -		- -	6
Other		- -	- -	(4)		- -	(4)

Net cash provided by (used in) financing activities		7	106	(385)		- -	(272)

Effect of exchange rate change on cash		- -	- -	(8)		- -	(8)

Increase (decrease) in cash and cash equivalents		- -	121	(186)		- -	(65)
Cash and cash equivalents at beginning of period		- -	90	254		- -	344

Cash and cash equivalents at end of period	$	- -	$211	$68	$	- -	$279

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2004

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME

Sales and other operating revenues	$	- -	$	- -	$1,888	$	- -	$1,888
Cost of sales		- -		- -	1,602		- -	1,602
Selling, general and administrative expenses		1		1	162		- -	164
Research and development expenses		- -		- -	21		- -	21
Business combination costs		- -		- -	71		- -	71
Asset impairments		- -		- -	14		- -	14
Reorganization and other costs		- -		- -	9		- -	9

Operating income (loss)		(1)		(1)	9		- -	7
Interest income (expense), net		(7)		(95)	8		- -	(94)
Intercompany interest income (expense), net		(1)		102	(101)		- -	- -
Income from equity investment in Equistar		- -		- -	81		- -	81
Equity in loss of subsidiaries		(23)		(21)	- -		44	- -
Other income, net		- -		- -	8		- -	8
(Provision for) benefit from income taxes		1		(2)	(32)		- -	(33)

Net loss		$(31)		$(17)	$(27)		$44	$(31)

STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities		$(5)		$3	$197	$	- -	$195

Expenditures for property, plant and equipment		- -		- -	(55)		- -	(55)
Distributions from affiliates in excess of earnings		- -		- -	12		- -	12
Other		- -		- -	2		- -	2

Net cash used in investing activities		- -		- -	(41)		- -	(41)

Repayment of long-term debt		- -		(83)	(6)		- -	(89)
Issuance of long-term debt		- -		27	7		- -	34
Intercompany		(12)		123	(111)		- -	- -
Proceeds from exercise of stock options		17		- -	- -		- -	17

Net cash provided by (used in) financing activities		5		67	(110)		- -	(38)

Effect of exchange rate change on cash		- -		- -	19		- -	19

Increase in cash and cash equivalents		- -		70	65		- -	135
Cash and cash equivalents at beginning of period		- -		20	189		- -	209

Cash and cash equivalents at end of period	$	- -		$90	$254	$	- -	$344

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter (the fourth quarter 2006) that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting.

Millennium’s management’s report on internal control over financial reporting appears on page 50 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Millennium’s internal control over financial reporting, as of December 31, 2006, as stated in their report that appears on page 51 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I of Form 10-K. See “Item 1. Business—Additional Information Available” for information regarding Millennium’s code of ethics.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Millennium’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2006	2005
Audit fees (a)	$4,900	$4,397
Audit-related fees (b)	174	226
Tax fees (c)	300	774
All other fees	- -	- -

Total	$5,374	$5,397

(a)

Audit fees consist of the aggregate fees and expenses billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Millennium’s annual financial statements, the review of financial statements included in Millennium’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. Of the 2005 audit fees shown in the table, $2,092,000 represents fees and expenses billed in 2006 related to 2005 audit services. Of the 2006 audit fees shown in the table, $2,031,000 represents fees and expenses expected to be billed in 2007 related to 2006 audit services.

(b)

Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Millennium’s financial statements. This category includes fees related to: the performance of audits of Millennium’s benefit plans; agreed-upon or expanded audit procedures relating to accounting records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies. Of the 2005 audit-related fees shown in the table, $115,000 represents fees billed in 2006 for 2005 audit-related services. Of the 2006 audit-related fees shown in the table, $28,000 represents fees expected to be billed in 2007 for 2006 audit-related services.

(c)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for federal, state and international tax compliance and advice.

Pre-Approval Policy

Generally, the Board of Directors of Millennium serves as Millennium’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm. However, as a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium is now a wholly-owned, consolidated subsidiary of Lyondell. Therefore, to protect the independence of Millennium’s independent registered public accounting firm and to ensure that services provided by the independent registered public accounting firm are pre-approved by an independent governing body, on December 1, 2004, Millennium’s Board of Directors revised its pre-approval policy. Under the revised pre-approval policy, Millennium’s Board of Directors has delegated to Lyondell’s Audit Committee, which consists entirely of independent directors, the responsibility for reviewing and pre-approving all audit and non-audit services to be provided for Millennium by Millennium’s independent registered public accounting firm (including affiliates or related member firms).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The Following Documents are Filed as Part of This Report:

1.	Supplemental Financial Information.

The Supplemental Financial Information relating to Equistar, which is contained in the Annual Report on Form 10-K, consists of the following:

Page of The Report
Financial Statements of Equistar:
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004	F-4
Consolidated Balance Sheets — December 31, 2006 and 2005	F-5
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Partners’ Capital — Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to the Consolidated Financial Statements	F-8 to F-28

2.	Schedules – None

3.	Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated March 28, 2004, by and among Lyondell Chemical Company, the Registrant and Millennium Subsidiary LLC (11)
2.2

Sale and Purchase Agreement, dated as of February 23, 2007, by and between Millennium Worldwide Holdings I Inc., Millennium US Op Co, LLC, and The National Titanium Dioxide Co. Ltd. (Cristal) and, for the limited purposes set forth therein, Lyondell Chemical Company (27)

3.1	Restated Certificate of Incorporation of the Registrant (12)
3.2	Amended and Restated By-laws of the Registrant (13)
4.1

Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), the Registrant and The Bank of New York, as Trustee, in respect to the 7.625% Senior Debentures due November 15, 2026 (2)

4.1(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., the Registrant and The Bank of New York, as Trustee (5)
4.2

Indenture, dated as of June 18, 2001, among Millennium America Inc., as Issuer, the Registrant, as Guarantor, and The Bank of New York, as Trustee (including the 9 1/4% Senior Notes due 2008 and the Note Guarantee) (7)

4.3

Indenture, dated as of November 25, 2003, among the Registrant, as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, in respect to the 4% Convertible Senior Debentures due November 15, 2023 (10)

4.3(a)	First Supplemental Indenture, dated as of November 25, 2003, among Lyondell Chemical Company, the Registrant, Millennium America Inc. and the Bank of New York, as Trustee (12)
4.3(b)

Second Supplemental Indenture dated as of July 31, 2006 among the Registrant as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (18)

4.4

Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, the Registrant, as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (14)

4.4(a)

Amendment No. 1 dated as of May 23, 2006 to Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, the Registrant, as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (16)

4.5

Revolving Credit Agreement, dated January 31, 2006, by and among Millennium Inorganic Chemicals Limited as Borrower, Banc of America Securities LLC as Arranger, Bank of America, National Association as Agent, Swingline Lender, Issuer and Security Trustee, and The Banks and Financial Institutions named in Schedule 1 as Original Lenders (15)

4.5(a)

Receivables Purchase Agreement, dated January 31, 2006, by and among Millennium Inorganic Chemicals Limited, Banc of America Securities LLC as Arranger, Bank of America, N.A. as Agent of the Receivables Purchaser and the RP Funders, Bank of America, N.A. as Receivables Purchaser, and The Banks and Financial Institutions named in Schedule 1 as original RP Funders (15)

4.5(b)

Common Terms Deed, dated as of January 31, 2006, by and among Millennium Inorganic Chemicals Limited, Millennium Inorganic Chemicals Europe Sprl as Collection Agent, Banc of America Securities LLC as Arranger, Bank of America, National Association, as Receivables Purchaser, Bank of America, National Association, as Agent, Swingline Lender and Issuer, and certain banks and financial institutions named in Part I of Schedule 1 as Original Lenders and Part II of Schedule 1 as Original RP Funders; and Bank of America, National Association as Security Trustee (15)

4.5(c)	Inventory and Non-Vesting Debts Charge, dated January 31, 2006, between Millennium Inorganic Chemicals Limited and Bank of America N.A. as Security Trustee (15)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

10.1	Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Registrant (1)
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

10.3(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (3)
10.4	Asset Contribution Agreement (the “Millennium Asset Contribution Agreement”) among Millennium Petrochemicals, Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (4)
10.4(a)	First Amendment to the Millennium Asset Contribution Agreement dated as of May 15, 1998 (6)
10.4(b)	Second Amendment to the Millennium Asset Contribution Agreement among the Registrant, Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP (8)
10.5	Amended and Restated Parent Agreement among Lyondell Chemical Company, the Registrant and Equistar Chemicals, LP, dated as of November 6, 2002 (9)
10.6	Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between Lyondell Chemical Company and Texas Commerce Bank, as Trustee (19)
10.6(a)	Second Supplemental Indenture dated as of December 1, 1997 among Lyondell Chemical Company, Equistar Chemicals, LP and Texas Commerce Bank National Association (20)
10.6(b)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank (20)
10.6(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank (20)
10.7

Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (21)

10.7(a)

Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (22)

10.7(b)

Amendment No. 2 dated as of November 2, 2005 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (23)

10.7(c)

Amendment No. 3 dated as of December 6, 2006 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent (24)

10.8	Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar Chemicals, LP and The Bank of New York (19)
10.8(a)	Second Supplemental Indenture dated October 4, 1999 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York (19)
10.9	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (25)
10.9(a)	Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.9) (25)
10.10	Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (26)
10.10(a)	Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.10) (26)
10.10(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (17)
10.11	Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (21)
10.12

Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (21)

10.12(a)

Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (22)

10.12(b)

Amendment No. 2 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Bank of America, N.A. as Co-Asset Agents (23)

10.12(c)

Amendment No. 3 dated as of August 3, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents (28)

10.12(d)

Amendment No. 4 dated as of September 25, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents (28)

10.13	Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (21)
10.13(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (22)
10.13(b)	Amendment No. 2 dated as of November 2, 2005 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (23)

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

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 10, 1997 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-65650-1) and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 26, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 25, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 22, 2005 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of January 31, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 24, 2006 and incorporated herein by reference.
(17)	Filed as an exhibit to the Equistar Chemical LP’s Registration Statement on Form S-4 (No. 333-111134) and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 31, 2006 and incorporated herein by reference.
(19)	Filed as an exhibit to the Equistar Chemical LP’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(20)	Filed as an exhibit to the Equistar Chemical LP’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(21)	Filed as an exhibit to the Equistar Chemical LP’s Current Report on Form 8-K dated December 17, 2003 and incorporated herein by reference.
(22)	Filed as an exhibit to the Equistar Chemical LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(23)	Filed as an exhibit to the Equistar Chemical LP’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.
(24)	Filed as an exhibit to the Equistar Chemical LP’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to the Equistar Chemical LP’s Registration Statement on Form S-4 (No. 333-70048) and incorporated herein by reference.
(26)	Filed as an exhibit to the Equistar Chemical LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 21, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to the Equistar Chemical LP’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b)	Consolidated Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 49.

(2)	Financial Statement Schedules

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners

of Equistar Chemicals, LP

We have completed integrated audits of Equistar Chemicals, LP’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Partnership changed its method of accounting for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Sales and other operating revenues
Trade	$9,636	$8,732	$6,952
Related parties	3,129	2,954	2,364

	12,765	11,686	9,316
Operating costs and expenses
Cost of sales	11,562	10,487	8,583
Asset impairment	135	—	—
Selling, general and administrative expenses	210	198	205
Research and development expenses	34	33	34

	11,941	10,718	8,822

Operating income	824	968	494
Interest expense	(217)	(227)	(227)
Interest income	7	9	7
Other income (expense), net	—	(2)	2

Net income	$614	$748	$276

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$133	$215
Accounts receivable:
Trade, net	890	685
Related parties	277	239
Inventories	809	657
Prepaid expenses and other current assets	49	53

Total current assets	2,158	1,849
Property, plant and equipment, net	2,846	3,063
Investments	59	58
Other assets, net	296	350

Total assets	$5,359	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	731	622
Related parties	174	113
Accrued liabilities	312	275

Total current liabilities	1,217	1,160
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	378	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,642	1,603
Accumulated other comprehensive loss	(38)	(20)

Total partners’ capital	1,604	1,583

Total liabilities and partners’ capital	$5,359	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income	$614	$748	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	322	313
Asset impairment	135	—	—
Deferred maintenance turnaround expenditures	(12)	(51)	(55)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(243)	(96)	(216)
Inventories	(156)	(69)	(174)
Accounts payable	168	197	30
Other, net	(23)	(4)	41

Net cash provided by operating activities	807	1,047	215

Cash flows from investing activities:
Expenditures for property, plant and equipment	(168)	(153)	(101)
Proceeds from sales of assets	2	3	41

Net cash used in investing activities	(166)	(150)	(60)

Cash flows from financing activities:
Distributions to owners	(575)	(725)	(315)
Repayment of long-term debt	(150)	(1)	—
Other	2	5	—

Net cash used in financing activities	(723)	(721)	(315)

Increase (decrease) in cash and cash equivalents	(82)	176	(160)
Cash and cash equivalents at beginning of period	215	39	199

Cash and cash equivalents at end of period	$133	$215	$39

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2004	$669	$950	$1,619	$(18)	$1,601
Net income	195	81	276	—	276	$276
Other comprehensive income:
Minimum pension liability	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	(315)	—	(315)

Comprehensive income						$275

Balance at December 31, 2004	$642	$938	$1,580	$(19)	$1,561
Net income	527	221	748	—	748	$748
Other comprehensive income:
Minimum pension liability	—	—	—	1	1	1
Derivative instruments	—	—	—	(2)	(2)	(2)
Distributions to partners	(511)	(214)	(725)	—	(725)

Comprehensive income						$747

Balance at December 31, 2005	$658	$945	$1,603	$(20)	$1,583
Net income	433	181	614	—	614	$614
Other comprehensive income:
Minimum pension liability	—	—	—	5	5	5
Change in accounting for pension and other postretirement benefits	—	—	—	(23)	(23)	—
Distributions to partners	(405)	(170)	(575)	—	(575)

Comprehensive income						$619

Balance at December 31, 2006	$686	$956	$1,642	$(38)	$1,604

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Formation of the Partnership and Operations

Equistar Chemicals, LP together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly-owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar or of Occidental’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics. Equistar also manufactures and markets fuel products and ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

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

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. Equistar does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the LIFO valuation policy.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2006.

Accounting and Reporting Changes—Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 15)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Effective January 1, 2006, Equistar adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13, requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

3.	Asset Impairment

Equistar’s 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Equistar does not expect to incur any significant future costs with respect to the facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $28 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. In 2006, Equistar recognized a $1 million benefit from insurance reimbursements related to its plants. No benefits were recognized in 2005.

5.	Related Party Transactions

Equistar is a wholly-owned subsidiary of Lyondell. As of December 31, 2006 and giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell, and had one representative on the Lyondell Board of Directors. Lyondell owns 100% of Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP) and Millennium. All of the above companies are considered related parties of Equistar. In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly-owned subsidiaries other than Houston Refining, Millennium and Equistar and their respective subsidiaries.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases MTBE produced by Equistar at market-related prices.

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

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice of termination twelve months in advance.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

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

Product Transactions with Houston Refining LP—Equistar has product sales and raw material purchase agreements with Houston Refining, a wholly-owned subsidiary of Lyondell as of August 16, 2006. Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials. Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining. All of the agreements between Houston Refining and Equistar are on terms generally representative of prevailing market prices. Subsequent to August 16, 2006, transactions between Equistar and Houston Refining are reported as related party transactions of Lyondell.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar, including information technology, sales and marketing, supply chain, and other administrative and support services. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar on behalf of Lyondell. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which, Millennium bills Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar bills Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental. See Note 3 for additional information related to the Lake Charles ethylene facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$1,467	$1,202	$931
Houston Refining	842	944	747
Occidental	780	755	634
Millennium	40	53	52
Shared services and shared site agreements:
Millennium	16	27	19
Houston Refining	5	4	4
Lyondell	24	20	22
Natural gas purchased for Lyondell	—	—	81
Related parties billed Equistar for:
Purchases of products:
Houston Refining	$928	$394	$425
Lyondell	352	307	54
Millennium	9	8	10
Occidental	33	20	3
Shared services, transition and lease agreements:
Lyondell	209	183	182
Millennium	1	1	2
Occidental	7	7	9
Houston Refining	1	1	1

6.	Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Equistar’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million and $7 million at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in each of 2006 and 2004. There were no provisions for doubtful accounts receivable in 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accounts Receivable – (Continued)

In November 2005, Equistar amended its $450 million accounts receivable sales facility, increasing the commitment to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 12).

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interests sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facility was $200 million as of December 31, 2005 and there was none outstanding as of December 31, 2006.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental.

7.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2006	2005
Finished goods	$452	$400
Work-in-process	14	11
Raw materials	225	132
Materials and supplies	118	114

Total inventories	$809	$657

At December 31, 2006, approximately 89% of Equistar’s inventories, excluding materials and supplies and in-transit inventory, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $381 million and $465 million at December 31, 2006 and 2005, respectively.

Equistar’s inventory-based revolving credit facility was amended in November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010. This facility was undrawn at December 31, 2006 and 2005 (see Note 12).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant an d Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2006	2005
Land	$85	$78
Manufacturing facilities and equipment	6,093	6,184
Construction in progress	141	98

Total property, plant and equipment	6,319	6,360
Less accumulated depreciation	(3,473)	(3,297)

Property, plant and equipment, net	$2,846	$3,063

Maintenance and repair expenses were $287 million, $261 million and $246 million for the years ended December 31, 2006, 2005 and 2004, respectively. No interest was capitalized to property, plant and equipment during the three-year period.

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a gain of $7 million that is being recognized over the 10 year term of the lease as a reduction of lease rent expense.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2006			2005
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$324	$(157)	$167	$337	$(142)	$195
Software costs	100	(68)	32	97	(53)	44
Debt issuance costs	46	(28)	18	46	(22)	24
Catalyst costs	44	(31)	13	39	(25)	14
Other	79	(24)	55	72	(20)	52

Total intangible assets	$593	$(308)	285	$591	$(262)	329

Pension asset			6			15
Other			5			6

Total other assets, net			$296			$350

Amortization of these identifiable intangible assets for the next five years is expected to be $69 million in 2007, $56 million in 2008, $40 million in 2009, $30 million in 2010 and $22 million in 2011.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant and Equipment and Other Assets – (Continued)

Depreciation and amortization expense is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Property, plant and equipment	$254	$254	$248
Turnaround costs	40	38	38
Software costs	17	18	16
Other	13	12	11

Total depreciation and amortization	$324	$322	$313

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs of $5 million in each of 2006 and 2005 and $6 million in 2004 is included in interest expense in the Consolidated Statements of Income.

9.	Accounts Payable

Accounts payable at December 31, 2006 and 2005 included liabilities in the amounts of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2006	2005
Payroll and benefits	$92	$75
Pension and other postretirement benefits	7	—
Taxes other than income taxes	68	68
Interest	60	64
Product sales rebates	28	36
Deferred revenues	36	28
Other	21	4

Total accrued liabilities	$312	$275

11.	Def erred Revenues

Deferred revenues at December 31, 2006 and 2005 of $175 million and $171 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Equistar is recognizing this deferred revenue as the associated product is delivered. Trade sales and other operating revenues included $13 million, $22 million and $17 million in 2006, 2005 and 2004, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2006	2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	150

Total long-term debt, net	$2,160	$2,161

Aggregate maturities of all long-term debt during the next five years are $700 million in 2008, $600 million in 2009, $3 million in 2010, $707 million in 2011 and $150 million thereafter.

Equistar may currently redeem its 10.125% Senior Notes due 2008, 10.625% Senior Notes due 2011 and 8.75% Notes due 2009 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Alternatively, Equistar may redeem the 10.625% Senior Notes due 2011 beginning in 2007, at a price of 105.313% of the principal amount with the price declining annually to 100% at maturity.

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

During 2005, Equistar amended its $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2006 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 6) was $938 million, which gave effect to the borrowing base less a $50 million unused availability requirement and any outstanding amount of accounts receivable sold under the accounts receivable facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio (as defined) at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt – (Continued)

The $400 million revolving credit facility and the indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

13.	Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. As of December 31, 2006, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2007	$88
2008	76
2009	67
2010	60
2011	50
Thereafter	362

Total minimum lease payments	$703

Net rental expense for 2006, 2005 and 2004 was $106 million, $103 million and $94 million, respectively.

14.	Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,255 million and $2,456 million at December 31, 2006 and 2005, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive 36 month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally non contributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$256	$223	$110	$117
Service cost	23	21	3	3
Interest cost	14	13	5	6
Actuarial (gain) loss	(8)	9	(7)	(1)
Plan amendments	—	—	—	(10)
Benefits paid	(10)	(10)	(5)	(5)

Benefit obligation, December 31	275	256	106	110

Change in plan assets:
Fair value of plan assets, January 1	169	152
Actual return on plan assets	20	10
Partnership contributions	50	17
Benefits paid	(10)	(10)

Fair value of plan assets, December 31	229	169

Funded status, December 31	(46)	(87)	(106)	(110)
Amounts not recognized in benefit costs:
Actuarial and investment (gain) loss	46	66	(5)	3
Prior service benefit	(1)	(2)	(2)	(3)

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$5	$15	$—	$—
Accrued benefit liability, current	—	—	(6)	—
Accrued benefit liability, long-term	(51)	(58)	(100)	(110)

Funded status, December 31, 2006	(46)		(106)
Accumulated other comprehensive (income) loss	45	20	(7)	—

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$224	$209
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive income	(5)	(1)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Equistar postretirement medical plan, effective January 1, 2006, that reduced retiree medical benefits.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Projected benefit obligation	$257	$237
Fair value of assets	205	146

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Accumulated benefit obligation	$61	$190
Fair value of assets	48	146

The following table provides the components of periodic pension and other postretirement benefit costs for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2006	2005	2004	2006	2005	2004
Net periodic benefit cost:
Service cost	$23	$21	$18	$3	$3	$3
Interest cost	14	13	12	5	6	7
Actual return on plan assets	(20)	(10)	(15)	—	—	—
Less-return in excess of (less than) expected return	6	(2)	5	—	—	—

Expected return on plan assets	(14)	(12)	(10)	—	—	—
Prior service cost amortization	—	—	—	—	2	2
Actuarial and investment loss amortization	5	6	5	—	—	—

Net periodic benefit cost	$28	$28	$25	$8	$11	$12

Estimated amortization of the defined benefit pension plans actuarial loss and prior service cost components of accumulated other comprehensive income (“AOCI”) to be included in 2007 net periodic pension cost is $2 million and less than $1 million, respectively. Estimated amortization of the defined benefit postretirement plans prior service cost component of AOCI to be included in 2007 net periodic benefit cost is less than $1 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions for the year:
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2006 was 10% for 2007, decreasing 1% per year to 5% in 2012 and thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2006 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities are based on recommendations by Equistar’s independent pension investment advisor. Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2006 Policy	2006	2005
Asset Category:
U.S. equity securities	55%	56%	54%
Non-U.S. equity securities	15%	17%	16%
Fixed income securities	30%	27%	30%

Total	100%	100%	100%

Equistar expects to contribute less than $1 million to its pension plans in 2007.

As of December 31, 2006, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2007	$16	$6
2008	16	7
2009	18	7
2010	19	8
2011	19	8
2012 through 2016	115	41

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $13 million in 2006 and $12 million in each of 2005 and 2004.

16.	Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See also Note 5, describing related party transactions. At December 31, 2006, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2007	$307
2008	306
2009	300
2010	299
2011	295
Thereafter through 2023	2,723

Total minimum contract payments	$4,230

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies – (Continued)

Equistar’s total purchases under these agreements were $416 million, $494 million and $378 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million and $1 million as of December 31, 2006 and 2005, respectively. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

MTBE—The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Equistar’s MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also know as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octane or iso-octene may be lower than that historically realized on MTBE.

Other—Equistar is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it currently is involved will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Cash paid for interest	$216	$221	$220

18.	Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives (“EC&D”), which includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene (see Note 1).

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Transfers of product from the ethylene and co-products product group to the derivatives product group are made at prices approximating prevailing market prices. No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2006; however, sales to Lyondell were approximately 11% in 2006 and 10% in each of 2005 and 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivatives products group.

Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated

2006
Sales and other operating revenues
Customers	$8,615	$4,150	$—	$—	$12,765
Inter-product group	2,704	—	—	(2,704)	—

	11,319	4,150	—	(2,704)	12,765
Operating income	691	133	—	—	824
Total assets	3,289	1,819	251	—	5,359
Capital expenditures	101	66	1	—	168
Depreciation and amortization expense	228	96	—	—	324

2005
Sales and other operating revenues
Customers	$7,893	$3,793	$—	$—	$11,686
Inter-product group	2,451	—	—	(2,451)	—

	10,344	3,793	—	(2,451)	11,686
Operating income	891	77	—	—	968
Total assets	3,198	1,803	319	—	5,320
Capital expenditures	109	43	1	—	153
Depreciation and amortization expense	224	98	—	—	322

2004
Sales and other operating revenues
Customers	$6,059	$3,257	$—	$—	$9,316
Inter-product group	2,077	—	—	(2,077)	—

	8,136	3,257	—	(2,077)	9,316
Operating income	476	18	—	—	494
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2006	2005	2004
Cash and cash equivalents	$133	$215	$39
Accounts receivable—trade and related parties	9	2	11
Prepaid expenses and other current assets	7	12	7
Property, plant and equipment, net	48	6	9
Other assets, net	54	84	105

Total assets	$251	$319	$171

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2006	2005
Minimum pension liability	$—	$(20)
Pension and postretirement benefit liabilities after application of SFAS No. 158	(38)	—

Total accumulated other comprehensive loss	$(38)	$(20)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date: February 28, 2007	By:	/s/ DAN F. SMITH
Dan F. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ DAN F. SMITH	Chief Executive Officer
(Dan F. Smith,
Principal Executive Officer)

/s/ T. KEVIN DENICOLA	Senior Vice President
(T. Kevin DeNicola,	and Chief Financial Officer
Principal Financial Officer)

/s/ CHARLES L. HALL	Vice President,
(Charles L. Hall,	Controller and Chief Accounting Officer
Principal Accounting Officer)

/s/ C. BART DE JONG	Director
(C. Bart de Jong)

/s/ EDWARD J. DINEEN	Director
(Edward J. Dineen)

/s/ MORRIS GELB	Director
(Morris Gelb)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.