Form 10-Q
period 2007-03-31
MILLENNIUM CHEMICALS INC
filed 2007-05-08
CIK 1018099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of March 31, 2007: 661. There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues
Trade	$134	$127
Related parties	18	17

	152	144
Operating costs and expenses
Cost of sales	122	146
Selling, general and administrative expenses	12	11
Research and development expenses	1	1

	135	158

Operating income (loss)	17	(14)

Interest expense	(19)	(12)
Interest income	1	1
Other expense, net	—	(25)

Loss from continuing operations before equity investment and income taxes	(1)	(50)
Income from equity investment in Equistar Chemicals, LP	3	75

Income from continuing operations before income taxes	2	25
Provision for (benefit from) income taxes	1	(7)

Income from continuing operations	1	32
Income from discontinued operations, net of tax	14	1

Net income	$15	$33

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$61	$76
Accounts receivable:
Trade, net	87	96
Related parties	11	15
Inventories	94	87
Prepaid expenses and other current assets	12	13
Deferred tax assets	63	62
Current assets held for sale	694	661

Total current assets	1,022	1,010
Property, plant and equipment, net	129	129
Investment in Equistar Chemicals, LP	444	470
Goodwill, net	48	48
Other assets, net	60	63
Long-term assets held for sale	719	694

Total assets	$2,422	$2,414

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable:
Trade	$66	$84
Related parties	21	18
Accrued liabilities	220	72
Current liabilities associated with assets held for sale	310	335

Total current liabilities	617	509
Long-term debt	763	767
Other liabilities	279	381
Deferred income taxes	232	248
Long-term liabilities associated with assets held for sale	402	361
Commitments and contingencies
Minority interest	5	5
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 709 shares issued	—	—
Additional paid-in capital	1,176	1,176
Retained deficit	(868)	(840)
Accumulated other comprehensive loss	(94)	(103)
Treasury stock, at cost, (48 shares issued)	(90)	(90)

Total stockholder’s equity	124	143

Total liabilities and stockholder’s equity	$2,422	$2,414

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$15	$33
Income from discontinued operations, net of tax	(14)	(1)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6	7
Equity investment in Equistar Chemicals, LP –
Amount included in net income	(3)	(75)
Distribution of earnings	3	59
Deferred income taxes	(6)	1
Debt prepayment premiums and charges	—	7
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	13	15
Inventories	(7)	15
Accounts payable	(16)	(7)
Other, net	(27)	18

Net cash provided by (used in) operating activities – continuing operations	(36)	72
Net cash used in operating activities – discontinued operations	(13)	—

Net cash provided by (used in) operating activities	(49)	72

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4)	(1)
Distributions from affiliates in excess of earnings	27	—

Net cash provided by (used in) investing activities – continuing operations	23	(1)
Net cash used in investing activities – discontinued operations	(8)	(10)

Net cash provided by (used in) investing activities	15	(11)

Cash flows from financing activities:
Repayment of long-term debt	(4)	(241)
Other	1	1

Net cash used in financing activities – continuing operations	(3)	(240)
Net cash provided by (used in) financing activities – discontinued operations	24	(2)

Net cash provided by (used in) financing activities	21	(242)

Effect of exchange rate changes on cash	1	1

Decrease in cash and cash equivalents	(12)	(180)
Cash and cash equivalents at beginning of period	121	279

Cash and cash equivalents at end of period	109	99
Less: Cash and cash equivalents at end of period – discontinued operations	48	38

Cash and cash equivalents at end of period – continuing operations	$61	$61

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (collectively “Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Millennium Annual Report on Form 10-K for the year ended December 31, 2006.

Certain previously reported amounts have been reclassified to present Millennium’s inorganic chemicals business operations as discontinued operations and otherwise to conform to current period presentation. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Millennium’s continuing operations. Information related to Millennium’s discontinued operations is presented in Note 4.

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

3. Accounting and Reporting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Millennium beginning in 2008. Millennium is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 11).

4. Discontinued Operations

On February 23, 2007, Millennium signed an agreement for a pending sale of Millennium’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. The amount will be adjusted based on the values of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated in the second quarter of 2007.

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Discontinued Operations – (Continued)

Amounts included in income from discontinued operations are summarized as follows:

	Three Months Ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues	$333	$340

Income from discontinued operations	21	10
Provision for income taxes	7	9

Income from discontinued operations, net of tax	$14	$1

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Cash	$48	$45
Inventories	371	353
Other current assets	275	263

Total current assets	694	661
Property, plant and equipment	539	522
Goodwill	55	55
Other noncurrent assets	125	117

Total long-term assets	719	694

Total assets	$1,413	$1,355

Current maturities of long-term debt	$3	$4
Other current liabilities	307	331

Total current liabilities	310	335
Long-term debt	111	82
Other noncurrent liabilities	249	239
Minority interest	42	40

Total long-term liabilities	402	361

Total liabilities	$712	$696

Additionally, accumulated other comprehensive loss includes income of $3 million at March 31, 2007 and a loss of $6 million at December 31, 2006 related to discontinued operations.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment in Equistar Chemicals, LP

Equistar Chemicals, LP (together with its consolidated subsidiaries, collectively, “Equistar”) is owned 70.5% by Lyondell and 29.5% by Millennium. Millennium and Equistar are wholly owned subsidiaries of Lyondell. Millennium accounts for its investment in Equistar using the equity method. As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows:

Millions of dollars	March 31, 2007	December 31, 2006
BALANCE SHEETS
Total current assets	$2,049	$2,158
Property, plant and equipment, net	2,821	2,846
Investments and other assets, net	344	355

Total assets	$5,214	$5,359

Current liabilities	$1,159	$1,217
Long-term debt	2,159	2,160
Other liabilities and deferred revenues	381	378
Partners’ capital	1,515	1,604

Total liabilities and partners’ capital	$5,214	$5,359

	For the three months ended March 31,
Millions of dollars	2007	2006
STATEMENTS OF INCOME
Sales and other operating revenues	$2,869	$3,036
Cost of sales	2,738	2,670
Selling, general and administrative expenses	59	48
Research and development expenses	9	8

Operating income	63	310
Interest expense, net	(53)	(53)
Other income (expense), net	1	(1)

Net income	$11	$256

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
Finished goods	$67	$63
Work-in-process	16	15
Raw materials	5	4
Materials and supplies	6	5

Total inventories	$94	$87

7. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Land	$2	$2
Manufacturing facilities and equipment	344	342
Construction in progress	18	16

Total property, plant and equipment	364	360
Less accumulated depreciation	(235)	(231)

Property, plant and equipment, net	$129	$129

Depreciation and amortization expense is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2007	2006
Property, plant and equipment	$4	$5
Other	2	2

Total depreciation and amortization	$6	$7

8. Accounts Payable

Accounts payable at March 31, 2007 and December 31, 2006 included liabilities in the amounts of $2 million and $1 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
Senior Notes due 2008, 9.25% ($2 million of premium)	$374	$375
Senior Debentures due 2026, 7.625%	241	245
Convertible Senior Debentures due 2023, 4%	150	150
Other	(2)	(3)

Total	763	767
Less current maturities	—	—

Total long-term debt, net	$763	$767

During the three months ended March 31, 2007, Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

As of March 31, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures that had been converted into shares of Lyondell common stock as of March 31, 2007 was not significant.

Amortization of debt issuance costs of less than $1 million for each of the three-month periods ended March 31, 2007 and 2006 is included in interest expense in the Consolidated Statements of Income.

10. Pension and Other Postretirement Benefits

Net periodic pension benefits, which are provided to U.S. employees, included the following cost components:

	For the three months ended March 31,
Millions of dollars	2007	2006
Service cost	$1	$1
Interest cost	8	8
Recognized return on plan assets	(9)	(9)
Amortization	3	4

Net periodic pension benefit cost	$3	$4

Net periodic other postretirement benefits, which are provided to U.S. employees, were a net credit of $1 million in each of the three month periods ended March 31, 2007 and 2006. A reduction of benefits in 2004 resulted in a net prior service benefit that is amortized to income as a credit of $4 million annually.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Certain income tax returns of Millennium and various of its subsidiaries are under examination by the Internal Revenue Service (“IRS”) and various non-U.S. and state tax authorities. In many cases, these audits may result in proposed assessments by the tax authorities. Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

Tax benefits totaling $173 million relating to uncertain tax positions taken in prior years are unrecognized as of January 1, 2007 (see Note 3). No event occurred during the quarter ended March 31, 2007 that materially changed the amount of unrecognized benefits.

A substantial portion of these uncertainties relate to passive foreign income for the years 1997 to 2001 and related capital loss benefits that were subsequently recognized. IRS audit examination of the matter has been completed, and it is now in the administrative appeals process. It is reasonably possible that the matter may be settled in 2007 and result in a significant reduction of the amount of unrecognized tax benefits. With the exception of the preceding issue, Millennium is no longer subject to any significant income tax examinations by tax authorities for years prior to 2002.

Millennium recognizes interest accrued related to uncertain income tax positions in interest expense. Millennium’s accrued liability for interest as of January 1, 2007 was $86 million. The noncurrent portion of liabilities for uncertain income tax positions and related interest are classified as “Other liabilities” in the consolidated balance sheets.

In the first quarter 2006, Millennium’s continuing operations showed a $7 million benefit from income taxes and $25 million of income before taxes. The tax benefit reflected the effect of a reduction in estimates for prior year items.

12. Commitments and Contingencies

Asset Retirement Obligation—Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Millennium continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At March 31, 2007, no liability had been recognized for asset retirement obligations. Any decision to retire a facility would result in costs, including employment related costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $145 million and $148 million as of March 31, 2007 and December 31, 2006, respectively. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

The following table summarizes the activity in Millennium’s accrued environmental liability for the three-month periods ended March 31:

Millions of dollars	2007	2006
Balance at January 1	$148	$145
Additional provisions	—	4
Amounts paid	(3)	(2)

Balance at March 31	$145	$147

The liabilities for individual sites range from less than $1 million to $105 million. The $105 million liability relates to the Kalamazoo River Superfund Site.

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

As of March 31, 2007, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At March 31, 2007, the balance of this liability was $57 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At March 31, 2007, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

At March 31, 2007, the balance of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $40 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

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

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar. Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2007, Millennium has not accrued any significant amounts for such indemnification obligations and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

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

13. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
Millions of dollars	2007	2006
Net income	$15	$33
Other comprehensive income:
Continuing operations	—	—
Discontinued operations – foreign currency translation	9	15

Total other comprehensive income	9	15

Comprehensive income	$24	$48

14. Segment and Related Information

Millennium, a wholly owned subsidiary of Lyondell, operates in two reportable segments:

•

Ethylene, co-products and derivatives (“EC&D”), including Millennium’s acetyls business, which produces vinyl acetate monomer (“VAM”), acetic acid and methanol; and Millennium’s equity investment in Equistar, which produces primarily ethylene, co-products such as propylene, butadiene and aromatics, and derivatives such as ethylene oxide, ethylene glycol and polyethylene; and

•	Fragrance and flavors chemicals, which includes terpene-based fragrance ingredients and flavor ingredients.

On February 23, 2007, Millennium signed an agreement for a pending sale of Millennium’s worldwide inorganic chemicals business (see Note 4) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	EC&D	Fragrance & Flavors	Other	Total
March 31, 2007
Sales and other operating revenues	$122	$28	$2	$152
Operating income (loss)	21	3	(7)	17
Income from equity investment	3	—	—	3

March 31, 2006
Sales and other operating revenues	$116	$26	$2	$144
Operating income (loss)	(8)	1	(7)	(14)
Income from equity investment	75	—	—	75

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment and Related Information – (Continued)

Operating income (loss) in the “Other” column above includes a business that is not a reportable segment and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

15. Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s continuing and discontinued operating subsidiaries other than its discontinued operations in the United Kingdom, France, Brazil and Australia. Millennium America is the issuer of the 7.625% Senior Debentures, and the 9.25% Senior Notes. Millennium is the issuer of the 4% Convertible Senior Debentures. Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures. The 7.625% Senior Debentures and the 9.25% Senior Notes are fully and unconditionally guaranteed by Millennium. The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March 31, 2007

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$94	$—	$94
Other current assets	—	40	194	—	234
Current assets held for sale	—	—	694	—	694
Property, plant and equipment, net	—	—	129	—	129
Investment in Equistar Chemicals, LP	—	—	444	—	444
Investment in subsidiaries	303	641	—	(944)	—
Goodwill, net	—	—	48	—	48
Other assets, net	1	2	57	—	60
Due from parent and affiliates, net	—	407	—	(407)	—
Long-term assets held for sale	—	—	719	—	719

Total assets	$304	$1,090	$2,379	$(1,351)	$2,422

Current liabilities	$2	$17	$288	$—	$307
Current liabilities associated with assets held for sale	—	—	310	—	310
Long-term debt	150	613	—	—	763
Other liabilities	—	2	277	—	279
Deferred income taxes	—	—	232	—	232
Due to parent and affiliates, net	28	—	379	(407)	—
Long-term liabilities associated with assets held for sale	—	—	402	—	402

Total liabilities	180	632	1,888	(407)	2,293
Minority interest	—	—	5	—	5
Stockholder’s equity	124	458	486	(944)	124

Total liabilities and stockholder’s equity	$304	$1,090	$2,379	$(1,351)	$2,422

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Inventories	$—	$—	$87	$—	$87
Other current assets	—	62	200	—	262
Current assets held for sale	—	—	661	—	661
Property, plant and equipment, net	—	—	129	—	129
Investment in Equistar Chemicals, LP	—	—	470	—	470
Investment in subsidiaries	310	497	—	(807)	—
Goodwill, net	—	—	48	—	48
Other assets, net	(2)	(2)	67	—	63
Due from parent and affiliates, net	—	368	—	(368)	—
Long-term assets held for sale	—	—	694	—	694

Total assets	$308	$925	$2,356	$(1,175)	$2,414

Current liabilities	$1	$4	$169	$—	$174
Current liabilities associated with assets held for sale	—	—	335	—	335
Long-term debt	150	617	—	—	767
Other liabilities	—	3	378	—	381
Deferred income taxes	—	—	248	—	248
Due to parent and affiliates, net	14	—	354	(368)	—
Long-term liabilities associated with assets held for sale	—	—	361	—	361

Total liabilities	165	624	1,845	(368)	2,266
Minority interest	—	—	5	—	5
Stockholder’s equity	143	301	506	(807)	143

Total liabilities and stockholder’s equity	$308	$925	$2,356	$(1,175)	$2,414

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$152	$—	$152
Cost of sales	—	—	122	—	122
Selling, general and administrative expenses	—	—	12	—	12
Research and development expenses	—	—	1	—	1

Operating income	—	—	17	—	17
Interest expense, net	(4)	(13)	(1)	—	(18)
Intercompany interest income (expense), net	—	28	(28)	—	—
Income from equity investment in Equistar Chemicals, LP	—	—	3	—	3
Equity in income of subsidiaries	19	—	—	(19)	—
Benefit from (provision for) income taxes	—	(6)	5	—	(1)
Income from discontinued operations, net of tax	—	—	14	—	14

Net income	$15	$9	$10	$(19)	$15

STATEMENT OF INCOME

For the Three Months Ended March 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$—	$—	$144	$—	$144
Cost of sales	—	—	146	—	146
Selling, general and administrative expenses	—	—	11	—	11
Research and development expenses	—	—	1	—	1

Operating loss	—	—	(14)	—	(14)
Interest expense, net	(2)	(9)	—	—	(11)
Intercompany interest income (expense), net	—	28	(28)	—	—
Income from equity investment in Equistar Chemicals, LP	—	—	75	—	75
Equity in income of subsidiaries	35	52	—	(87)	—
Other income (expense), net	—	12	(37)	—	(25)
Benefit from (provision for) income taxes	—	(2)	9	—	7
Income from discontinued operations, net of tax	—	—	1	—	1

Net income	$33	$81	$6	$(87)	$33

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities – continuing operations	$(12)	$20	$(44)	$—	$(36)
Net cash used in operating activities – discontinued operations	—	—	(13)	—	(13)

Net cash provided by (used in) operating activities	(12)	20	(57)	—	(49)

Expenditures for property, plant and equipment	—	—	(4)	—	(4)
Distributions from affiliates in excess of earnings	—	—	27	—	27

Net cash provided by investing activities – continuing operations	—	—	23	—	23
Net cash used in investing activities – discontinued operations	—	—	(8)	—	(8)

Net cash provided by investing activities	—	—	15	—	15

Repayment of long-term debt	—	(4)	—	—	(4)
Intercompany	12	(38)	26	—	—
Other	—	—	1	—	1

Net cash provided by (used in) financing activities – continuing operations	12	(42)	27	—	(3)
Net cash provided by financing activities – discontinued operations	—	—	24	—	24

Net cash provided by (used in) financing activities	12	(42)	51	—	21

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	—	(22)	10	—	(12)
Cash and cash equivalents at beginning of period	—	62	59	—	121

Cash and cash equivalents at end of period	—	40	69	—	109
Less: Cash and cash equivalents at end of period – discontinued operations	—	—	48	—	48

Cash and cash equivalents at end of period – continuing operations	$—	$40	$21	$—	$61

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations	Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities – continuing operations	$(1)	$21	$52	$—	$72
Net cash provided by (used in) operating activities – discontinued operations	—	—	—	—	—

Net cash provided by (used in) operating activities	(1)	21	52	—	72

Expenditures for property, plant and equipment	—	—	(1)	—	(1)

Net cash used in investing activities – continuing operations	—	—	(1)	—	(1)
Net cash used in investing activities – discontinued operations	—	—	(10)	—	(10)

Net cash used in investing activities	—	—	(11)	—	(11)

Repayment of long-term debt	—	(241)	—	—	(241)
Intercompany	1	48	(49)	—	—
Other	—	—	1	—	1

Net cash provided by (used in) financing activities – continuing operations	1	(193)	(48)	—	(240)
Net cash used in financing activities – discontinued operations	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	1	(193)	(50)	—	(242)

Effect of exchange rate changes on cash	—	—	1	—	1

Decrease in cash and cash equivalents	—	(172)	(8)	—	(180)
Cash and cash equivalents at beginning of period	—	211	68	—	279

Cash and cash equivalents at end of period	—	39	60	—	99
Less: Cash and cash equivalents at end of period – discontinued operations	—	—	38	—	38

Cash and cash equivalents at end of period – continuing operations	$—	$39	$22	$—	$61

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2007 operating results to fourth quarter 2006 operating results. Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

Millennium, a manufacturer and marketer of chemicals, is a wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”). Millennium’s continuing operations include two reportable segments: ethylene, co-products and derivatives (“EC&D”) and fragrance and flavors chemicals (“F&F”). The EC&D segment includes Millennium’s acetyls business and Millennium’s 29.5% interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), which is accounted for by Millennium using the equity method. Other subsidiaries of Lyondell hold the remaining interest in Equistar.

On February 23, 2007, Millennium signed an agreement for a pending sale of Millennium’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. Closing is anticipated in the second quarter 2007 (see Note 4 to the Consolidated Financial Statements). As a result, substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented. Unless otherwise indicated, the following discussion of Millennium’s operating results relates only to Millennium’s continuing operations.

In the first quarter 2007, compared to the first quarter 2006, the acetyls business benefited from lower raw material and energy costs, higher sales prices for methanol and higher sales volumes for acetic acid and methanol. The lower raw material and energy costs reflected lower prices for ethylene and natural gas. Equistar’s operating results were lower as a result of lower prices and resulting lower product margins.

The business environment for the fragrance and flavors chemicals segment in the first quarter 2007 was comparable to the first quarter 2006.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $152 million in the first quarter 2007 were 6% higher compared to revenues of $144 million in the first quarter 2006 primarily due to the higher sales volumes for acetyls and the effect of higher average sales prices, particularly for methanol.

Cost of Sales—Cost of sales of $122 million were 16% lower in the first quarter 2007 compared to $146 million in the first quarter 2006, primarily due to the lower raw material and energy costs.

Operating Income—Millennium had operating income of $17 million in the first quarter 2007 compared to an operating loss of $14 million in the first quarter 2006. The improvement was primarily due to lower raw material and energy costs and the effects of the higher sales volumes and higher average sales prices, all of which were attributable to the acetyls business. Fragrance and flavor operating results were higher in the first quarter 2007 compared to first quarter 2006 reflecting the effect of higher sales volumes in the first quarter 2007.

Interest Expense—Interest expense was $19 million in the first quarter 2007 compared to $12 million in the first quarter 2006. Interest expense in 2006 reflected the effects of favorable adjustments, including gains related to terminated interest rate swaps.

Other Expense, Net—Millennium had other expense, net, of $25 million in the first quarter 2006, reflecting an $18 million charge related to prior year income tax issues and $7 million of charges related to the prepayment of $234 million of debt.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $3 million in the first quarter 2007 and $75 million in the first quarter 2006. The $72 million decrease was primarily due to the lower product margins at Equistar in the first quarter 2007 compared to the first quarter 2006. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The estimated annual effective income tax rate for the first quarter 2007 was 34% compared to the first quarter 2006 when Millennium recognized a $7 million benefit from income taxes and $25 million of pretax income. The rate for 2007 is lower than the statutory rate due primarily to deductions for qualified production activities under the American Jobs Creation Act of 2004. The first quarter 2006 reflected the effect of a reduction in estimates for prior year items that reduced the tax provision to a net benefit.

Income from Continuing Operations—Millennium’s income from continuing operations was $1 million in the first quarter 2007 compared to $32 million in the first quarter 2006. The decrease of $31 million was primarily the result of an after-tax decrease of $47 million from Millennium’s equity investment in Equistar, partly offset by an after-tax increase of $20 million in Millennium’s operating income.

Income from Discontinued Operations, Net of Taxes—Millennium’s income from discontinued operations, net of taxes, was $14 million in the first quarter 2007 compared to $1 million in the first quarter 2006. The increase was primarily the result of an increase in operating income, a $6 million favorable effect of lower tax rates in the first quarter 2007 and an after-tax increase of $3 million related to foreign currency translation net gains. The increase in operating income in the first quarter 2007 reflected the absence of depreciation and amortization expense as a result of the business being classified as held for sale in the first quarter 2007, partly offset by lower product margins as a result of higher costs, including the lingering effects of production problems experienced in the fourth quarter 2006 and slightly lower product sales prices. See Note 4 to the Consolidated Financial Statements for additional information related to the pending sale of Millennium’s inorganic chemicals business.

First Quarter 2007 versus Fourth Quarter 2006

Millennium’s first quarter 2007 income from continuing operations of $1 million compares to $21 million in the fourth quarter 2006. The decrease was primarily due to an after-tax decrease of $27 million from Millennium’s equity investment in Equistar, partly offset by an after-tax increase of $5 million related to lower accruals in the first quarter 2007 for estimated environmental remediation costs. Operating results for Millennium’s acetyls and fragrance and flavors chemicals businesses in the first quarter 2007 and fourth quarter 2006 were comparable. The decrease in Equistar’s first quarter 2007 results compared to the fourth quarter 2006 was primarily due to lower product margins, partially offset by the effect of higher sales volumes.

Income from discontinued operations, net of tax, was $14 million in the first quarter 2007 compared to a loss of $26 million in the fourth quarter 2006. The improvement was primarily due to an after-tax increase of $33 million in operating income, reflecting the absence of depreciation and amortization expense as a result of the business being classified as held for sale in the first quarter 2007 and higher plant utilization and lower plant costs as fourth quarter 2006 production problems were resolved during the first quarter 2007.

Segment Analysis

Millennium’s continuing operations are primarily in two reportable segments: EC&D and F&F. As a result of the February 23, 2007 agreement for a pending sale of Millennium’s inorganic chemicals business, substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented, and the fragrance and flavors chemicals business is being reported as a segment. The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s continuing operations.

	For the three months ended March 31,
Millions of dollars	2007	2006
Revenues:
EC&D segment – acetyls business	$122	$116
Fragrance and flavors chemicals	28	26
Operating income (loss):
EC&D segment – acetyls business	21	(8)
Fragrance and flavors chemicals	3	1
Other operating loss	(7)	(7)

Income from equity investment in Equistar Chemicals, LP	3	75

Sales volumes, in millions
EC&D – Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	146	158
Acetic acid (pounds)	159	135
Methanol (gallons)	10	9
Fragrance and flavors chemicals (pounds)	12	11

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $122 million in the first quarter 2007 were 5% higher compared to revenues of $116 million in the first quarter 2006, reflecting higher sales volumes and higher average sales prices for methanol and acetic acid. Compared to the first quarter 2006, overall sales volumes in the first quarter 2007 increased primarily due to 18% higher acetic acid sales volumes.

Operating Income—The acetyls business had operating income of $21 million in the first quarter 2007 compared to an operating loss of $8 million in the first quarter 2006. The $29 million improvement was primarily due to lower manufacturing and other costs of $19 million, reflecting lower raw material and energy costs, the $7 million effect of higher average sales prices and the $3 million effect of higher sales volumes.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol. Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene. Equistar is a wholly owned subsidiary of Lyondell. Millennium continues to hold a 29.5% equity interest in Equistar. The following discussion of Equistar’s operations is on a 100% basis.

During the first quarter 2007 compared to the first quarter 2006, crude oil and natural gas prices averaged lower, resulting in lower average raw material and energy costs. However, ethylene product margins were lower as the benefit of lower costs was not sufficient to offset lower ethylene and polyethylene product prices for most of the first quarter 2007. The first quarter 2006 benefited from the positive effect of hurricane-related shortages. U.S. market demand for ethylene increased an estimated 3% in the first three months of 2007, compared to the same period in 2006.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Change
	2007	2006
Crude oil – dollars per barrel	58.00	63.30	(8)%
Natural gas – dollars per million BTUs	6.57	7.52	(13)%
Weighted average cost of ethylene production – cents per pound	28.90	29.52	(2)%
Ethylene – cents per pound	40.00	50.33	(21)%
Propylene – cents per pound	43.13	43.50	(1)%
Benzene – cents per gallon	353.00	268.33	32%
HDPE – cents per pound	64.00	75.00	(15)%

As indicated in the table above, average benchmark crude oil and natural gas prices decreased, resulting in lower raw material and energy costs in the first quarter 2007 compared to the first quarter 2006.

Revenues—Equistar’s revenues of $2,869 million in the first quarter 2007 were 6% lower compared to revenues of $3,036 million in the first quarter 2006, reflecting lower average sales prices, partially offset by the effect of higher sales volumes. As noted in the table above, with the exception of benzene, benchmark sales prices in the first quarter 2007 averaged lower compared to the first quarter 2006. Ethylene and derivative sales volumes in the first quarter 2007 were 3% higher compared to the first quarter 2006.

Net Income—Equistar’s net income was $11 million in the first quarter 2007 compared to $256 million in the first quarter 2006. The decrease of $245 million was primarily due to lower operating income in the first quarter 2007 compared to the first quarter 2006. The decrease in operating income was primarily due to lower product margins reflecting lower average sales prices, particularly for ethylene and polyethylene products, and higher operating costs, which were partially offset by the favorable effect of higher sales volumes.

Fragrance and Flavors Chemicals

Revenues—Fragrance and flavors chemicals’ revenues of $28 million in the first quarter 2007 were 8% higher compared to revenues of $26 million in the first quarter 2006, reflecting higher sales volumes and higher average sales prices. Sales volumes in the first quarter 2007 were 9% higher compared to the same period in 2006.

Operating Income—Fragrance and flavors chemicals’ operating income was $3 million in the first quarter 2007 compared to $1 million in the first quarter 2006, reflecting the effect of higher sales volumes in the 2007 period.

Other

Other operations include Millennium’s sodium silicate business, and unallocated operating expenses that are not identified with the reportable business segments.

Other operating losses were $7 million in the first quarter 2007 and 2006. Other operating losses in the first quarter 2007 included $4 million of higher legal costs, while the first quarter 2006 included $4 million of accruals for estimated environmental remediation costs.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations used cash of $36 million in the first quarter 2007 and provided cash of $72 million in the first quarter 2006. The $108 million change primarily reflected $56 million of lower distributions of earnings from Equistar and $30 million of income tax refunds in the first quarter 2006.

Discontinued operations used cash of $13 million in the first quarter 2007 primarily due to increases in receivables and inventory, which reflected higher sales volumes and production levels following resolution of fourth quarter 2006 production issues.

Investing Activities—Investing activities of continuing operations provided cash of $23 million in the first quarter 2007 and used $1 million in the first quarter 2006. The cash provided in the first quarter 2007 reflected Equistar distributions in excess of earnings of $27 million offset by $4 million of capital expenditures.

Investing activities of discontinued operations used cash of $8 million in the first quarter 2007 and $10 million in the first quarter 2006 primarily for capital expenditures.

Financing Activities—Financing activities of continuing operations used cash of $3 million in the first quarter 2007 and $240 million in the first quarter 2006 primarily for debt repayment. During the first quarter 2007, Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

In the first quarter 2006, Millennium purchased $149 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million and $85 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $5 million. Millennium intends to continue to reduce debt as market conditions permit. See “Liquidity and Capital Resources” below.

Financing activities of discontinued operations provided cash of $24 million in the first quarter 2007 and used cash of $2 million in the first quarter 2006. In the first quarter 2007, Millennium borrowed €28 million, or $38 million, under its U.K. €60 million revolving credit facility and repaid $10 million of debt, including $7 million of the Australian term loan.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly leveraged. As of March 31, 2007, total debt of continuing operations was $763 million, or approximately 86% of total capitalization. At March 31, 2007, Millennium’s continuing operations had $61 million of cash on hand.

On February 23, 2007, Millennium signed an agreement for a pending sale of Millennium’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. Closing is anticipated in the second quarter of 2007.

Millennium’s revolving credit facilities of $125 million in the U.S., $25 million in Australia and €60 million in the U.K. and term loan in Australia are variously secured by equity interests in and assets of Millennium’s worldwide inorganic chemicals business, and contain covenants as described in Note 13 to Millennium’s Consolidated Financial Statements in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006. These facilities will be repaid and terminated by Millennium, using proceeds of the sale of the inorganic chemicals business. At March 31, 2007, the outstanding amounts under the U.K. revolving credit facility and the Australian term loan were $38 million and $63 million, respectively. Under the U.S. and Australian revolving credit facilities, outstanding letters of credit totaled $23 million and there were no outstanding borrowings at March 31, 2007.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing. Cash generated by operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar. With the pending sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar. The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. Millennium received $30 million of distributions from Equistar in the first quarter 2007 and $59 million in the first quarter 2006.

Millennium’s ability to pay or refinance its debt also may depend on future operating performance of Millennium and Equistar, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Millennium believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from Equistar, proceeds from the pending sale of the inorganic chemicals business and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Millennium’s indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Millennium’s indentures also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2007.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. The Debenture redemption terms are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes in the redemption terms in the quarter ended March 31, 2007. As of March 31, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of March 31, 2007, the amount of the Debentures that had been converted into shares of Lyondell common stock was not significant.

Off-Balance Sheet Arrangements—Millennium is not a party to any contractual arrangements that fall within the Securities and Exchange Commission’s definition of off-balance sheet arrangements.

Equistar Liquidity and Capital Resources—At March 31, 2007, Equistar’s long-term debt totaled $2.2 billion, or 59% of its total capitalization, and there were no current maturities. At March 31, 2007, Equistar had cash on hand of $27 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $938 million, giving effect to the borrowing base net of a $50 million unused availability requirement, no outstanding amount sold under the accounts receivable sales facility, and $12 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2007.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities and funding under the credit facility and other potential lending arrangements will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants in the quarter ended March 31, 2007. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

In Millennium’s EC&D segment, Equistar’s products are benefiting from positive price momentum going into the second quarter 2007. While high and volatile crude oil prices continue to present a challenge, Equistar’s outlook continues to be very positive. The acetyls business expects stronger sales volumes, but results are subject to the effects of higher ethylene prices and the volatility in natural gas prices. The fragrance and flavors chemicals segment should continue to show steady performance. The pending sale of the inorganic chemicals business should result in significant reductions in Millennium’s debt and interest expense.

ACCOUNTING AND REPORTING CHANGES

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Millennium beginning in 2008. Millennium is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Millennium, the standard will be effective beginning in 2008. Millennium does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 11).

Item 3. Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Millennium’s exposure to market risk has not changed materially in the quarter ended March 31, 2007.

Item 4. Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006. See “Item 1. Legal Proceedings,” “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures. Use caution and common sense when considering these forward-looking statements. Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except as described below:

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium is currently named a defendant in 59 cases arising from Glidden’s manufacture of lead pigments that are in various stages of the litigation process. Of these, four have been dismissed in favor of Millennium and its co-defendants by the trial court, of which three remain open and are on appeal and one is pending. There are three inactive cases which remain open pending administrative closure by the courts. The remainder of the cases are in various pre-trial stages. In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served. Of the 54 open and active cases, most seek damages for personal injury and are brought by individuals, and thirteen of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in five states (California, Missouri, New Jersey, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

Item 1A. Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except as described below:

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses. The costs of raw materials and energy used for acetyls and Equistar’s products, and the energy costs for TiO2, generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. The costs of energy and certain raw materials remain at high levels. There have been in the past, and will likely be in the future, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on their results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce liquidity and cash flow for Millennium and its joint ventures. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Millennium’s or its joint ventures’ results of operations. See “Millennium and its joint ventures sell commodity products in highly competitive global markets and face significant price pressures” under “Item 1A. Risk Factors” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Furthermore, for Millennium and its joint ventures, there are a limited number of suppliers for some of their raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located. It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. For some products of Millennium and its joint ventures, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Millennium and its joint ventures form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Millennium’s or its joint ventures’ significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Millennium’s or its joint ventures’ businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Millennium’s and its joint ventures’ other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

While Millennium believes that it has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium. In addition, Millennium cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s results of operations. In addition, Millennium has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the second quarter of 2007. See “Item 1. Legal Proceedings” for additional discussion regarding lead-based paint and lead pigment litigation.

Item 6. Exhibits

10.7(d)	Amendment No. 4 dated as of February 28, 2007 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent (filed as an exhibit to Lyondell’s Report on Form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

10.11(a)	Amendment No. 1 dated as of December 6, 2006 to Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (filed as an exhibit to Lyondell’s Report on Form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

10.11(b)	Amendment No. 2 dated as of March 20, 2007 to Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (filed as an exhibit to Lyondell’s Report on Form 10-Q for quarterly period ended March 31, 2007 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Millennium Chemicals Inc.

Dated: May 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller (Duly Authorized and Principal Accounting Officer)