Form 10-Q
period 2007-06-30
MILLENNIUM CHEMICALS INC
filed 2007-08-08
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . . . . . . . .

Commission file number 1-12091

MILLENNIUM CHEMICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Greenville Crossing, 4001 Kennett Pike	19807
Suite 238, Greenville, Delaware	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 652-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __  No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):      Large accelerated filer __             Accelerated filer __            Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __No ✓

Number of shares of common stock outstanding as of June 30, 2007: 661.  There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Trade	$146	$133	$280	$260
Related parties	15	20	33	37
	161	153	313	297
Operating costs and expenses:
Cost of sales	142	134	264	280
Selling, general and administrative expenses	22	11	34	22
Research and development expenses	1	1	2	2
	165	146	300	304
Operating income (loss)	(4)	7	13	(7)

Interest expense	(19)	(19)	(38)	(31)
Interest income	6	1	7	2
Other income (expense), net	(16)	20	(16)	(5)
Income (loss) from continuing operations before equity investment and income taxes	(33)	9	(34)	(41)
Income from equity investment in Equistar Chemicals, LP	3	38	6	113
Income (loss) from continuing operations before income taxes	(30)	47	(28)	72
Provision for (benefit from) income taxes	(13)	2	(12)	(5)
Income (loss) from continuing operations	(17)	45	(16)	77
Income from discontinued operations, net of tax	283	69	297	70
Net income	$266	$114	$281	$147

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$33	$76
Accounts receivable:
Trade, net	109	96
Related parties	19	15
Inventories	92	87
Prepaid expenses and other current assets	27	13
Deferred tax assets	38	62
Notes receivable from Equistar Chemicals, LP	500	- -
Current assets held for sale	- -	661
Total current assets	818	1,010

Property, plant and equipment, net	121	129
Investment in Equistar Chemicals, LP	446	470
Goodwill, net	49	49
Other assets, net	71	62
Long-term assets held for sale	- -	694
Total assets	$1,505	$2,414

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable:
Trade	$72	$84
Related parties	30	18
Accrued liabilities	152	72
Current liabilities associated with assets held for sale	- -	335
Total current liabilities	254	509
Long-term debt	391	767
Other liabilities	255	381
Deferred income taxes	261	248
Long-term liabilities associated with assets held for sale	- -	361
Commitments and contingencies
Minority interest	5	5
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 709 shares issued	- -	- -
Additional paid-in capital	1,176	1,176
Retained deficit	(602)	(840)
Accumulated other comprehensive loss	(145)	(103)
Treasury stock, at cost (48 shares issued)	(90)	(90)
Total stockholder’s equity	339	143
Total liabilities and stockholder’s equity	$1,505	$2,414

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$281	$147
Income from discontinued operations, net of tax	(297)	(70)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	17	13
Equity investment in Equistar Chemicals, LP –
Amount included in net income	(6)	(113)
Distributions of earnings	6	89
Deferred income taxes	38	(48)
Debt prepayment premiums and charges	14	7
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(17)	12
Inventories	(5)	20
Accounts payable	(1)	11
Other, net	(129)	35
Net cash provided by (used in) operating activities – continuing operations	(99)	103
Net cash used in operating activities – discontinued operations	(120)	(20)
Net cash provided by (used in) operating activities	(219)	83
Cash flows from investing activities:
Advances under loan agreements to Equistar Chemicals, LP	(500)	- -
Expenditures for property, plant and equipment	(6)	(5)
Payments to discontinued operations	(104)	(32)
Distributions from affiliates in excess of earnings	24	- -
Other	3	1
Net cash used in investing activities – continuing operations	(583)	(36)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089	- -
Other net cash provided by investing activities – discontinued operations	89	9
Net cash provided by (used in) investing activities	595	(27)
Cash flows from financing activities:
Repayment of long-term debt	(390)	(241)
Other	1	(1)
Net cash used in financing activities – continuing operations	(389)	(242)
Debt required to be repaid upon sale of discontinued operations	(99)	- -
Other net cash provided by financing activities – discontinued operations	23	5
Net cash used in financing activities	(465)	(237)
Effect of exchange rate changes on cash	1	2
Decrease in cash and cash equivalents	(88)	(179)
Cash and cash equivalents at beginning of period	121	279
Cash and cash equivalents at end of period	33	100
Less: Cash and cash equivalents at end of period – discontinued operations	- -	44
Cash and cash equivalents at end of period – continuing operations	$33	$56

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.  Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (collectively, “Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Millennium Current Report on Form 8-K dated May 29, 2007.

Certain previously reported amounts have been reclassified to present Millennium’s inorganic chemicals business as discontinued operations.  Unless otherwise indicated, information presented in the notes to the financial statements relates only to Millennium’s continuing operations.  Information related to Millennium’s discontinued operations is presented in Note 4.

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

3.  Accounting and Reporting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Millennium beginning in 2008.  Millennium is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

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

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 12).

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.       Discontinued Operations

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the six months ended June 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows, and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

Amounts included in income from discontinued operations are summarized as follows:

	For the three months ended June 30,			For the six months ended June 30,
Millions of dollars	2007	2006		2007	2006
Sales and other operating revenues	$181		$357	$514		$696
Gain on sale of discontinued operations	$337	$	- -	$337	$	- -
Other income (loss) from discontinued operations	(2)		27	18		38
Provision for (benefit from) income taxes	52		(42)	58		(32)
Income from discontinued operations, net of tax	$283		$69	$297		$70

The provision for income taxes in the three months and six months ended June 30, 2007 primarily reflects the effect of a higher tax basis in the stock of a subsidiary included in the sale, which resulted in a lower taxable gain.  Income taxes payable related to the sale were $48 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.       Discontinued Operations – (Continued)

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows:

Millions of dollars	December 31, 2006
Cash	$45
Inventories	353
Other current assets	263
Total current assets	661
Property, plant and equipment, net	522
Goodwill, net	55
Other noncurrent assets, net	117
Total long-term assets	694
Total assets	$1,355

Current maturities of long-term debt	$4
Other current liabilities	331
Total current liabilities	335
Long-term debt	82
Other noncurrent liabilities	239
Minority interest	40
Total long-term liabilities	361
Total liabilities	$696

Additionally, accumulated other comprehensive loss includes a loss of $6 million related to discontinued operations at December 31, 2006.

5.       Notes Receivable from Equistar Chemicals, LP

On June 22, 2007 Millennium received promissory notes from and advanced $500 million to Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”).  The notes mature on December 21, 2007 or earlier upon demand, and bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.75%.  Interest is due quarterly.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.       Investment in Equistar Chemicals, LP

Equistar is owned 70.5% by Lyondell and 29.5% by Millennium.  Millennium and Equistar are wholly owned subsidiaries of Lyondell.  Millennium accounts for its investment in Equistar using the equity method.  As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows:

Millions of dollars	June 30, 2007	December 31, 2006
BALANCE SHEETS
Total current assets	$2,111		$2,158
Property, plant and equipment, net	2,812		2,846
Investments and other assets, net	321		355
Total assets	$5,244		$5,359

Notes payable – Millennium Chemicals Inc.	$500	$	- -
Other current liabilities	1,283		1,217
Long-term debt	1,553		2,160
Other liabilities and deferred revenues	384		378
Partners’ capital	1,524		1,604
Total liabilities and partners’ capital	$5,244		$5,359

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
STATEMENTS OF INCOME
Sales and other operating revenues	$3,534	$3,278	$6,403	$6,314
Cost of sales	3,362	3,028	6,100	5,698
Selling, general and administrative expenses	72	61	131	109
Research and development expenses	9	9	18	17
Operating income	91	180	154	490
Interest expense, net	(50)	(52)	(103)	(105)
Other expense, net	(33)	- -	(32)	(1)
Net income	$8	$128	$19	$384

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.       Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2007	December 31, 2006
Finished goods	$62	$63
Work-in-process	19	15
Raw materials	5	4
Materials and supplies	6	5
Total inventories	$92	$87

8.       Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2007	December 31, 2006
Land	$2	$2
Manufacturing facilities and equipment	330	342
Construction in progress	16	16
Total property, plant and equipment	348	360
Less accumulated depreciation	(227)	(231)
Property, plant and equipment, net	$121	$129

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$10	$4	$14	$9
Other	1	2	3	4
Total depreciation and amortization	$11	$6	$17	$13

9.       Accounts Payable

Accounts payable at June 30, 2007 and December 31, 2006 included liabilities in the amounts of $2 million and $1 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.       Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2007		December 31, 2006
Senior Notes due 2008, 9.25%	$	- -	$375
Senior Debentures due 2026, 7.625%		241	245
Convertible Senior Debentures due 2023, 4%		150	150
Other		- -	(3)
Total		391	767
Less current maturities		- -	- -
Total long-term debt, net		$391	$767

During the first six months of 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Debentures due 2026.  In connection with the repayment of the 9.25% Senior Notes, Millennium terminated interest rate swap agreements in the notional amount of $175 million and recorded a loss of $2 million.  As a result of the repayment of the 9.25% Senior Notes, Millennium is no longer prohibited from making certain restricted payments, including cash dividends to Lyondell, nor is it required to maintain financial ratios.

As of June 30, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  The principal amount of Debentures that had been converted into shares of Lyondell common stock as of June 30, 2007 was not significant.

Millennium has outstanding letters of credit of $14 million at June 30, 2007.  Related cash collateral of $14 million is included in “Other assets, net” at June 30, 2007.

Amortization of debt issuance costs of less than $1 million in each of the three- and six-month periods ended June 30, 2007 and 2006 is included in interest expense in the Consolidated Statements of Income.

11.       Pension and Other Postretirement Benefits

Net periodic pension benefits, which are provided to U.S. employees, included the following cost components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Service cost	$1	$1	$2	$2
Interest cost	8	8	16	16
Recognized return on plan assets	(9)	(9)	(18)	(18)
Amortization	1	4	4	8
Net periodic pension benefit cost	$1	$4	$4	$8

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.           Pension and Other Postretirement Benefits –  (Continued)

Net periodic other postretirement benefits, which are provided to U.S. employees, were net credits of less than $1 million in each of the three month periods ended June 30, 2007 and 2006 and $1 million and $2 million, respectively, in the six-month periods ended June 30, 2007 and 2006.  A reduction of benefits in 2004 resulted in a net prior service benefit that is amortized to income as a credit of $4 million annually.

12.       Income Taxes

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

Tax benefits totaling $173 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 3).  As a result of the sale of the inorganic chemicals business, this amount decreased by the $44 million.  There were no other material changes to the amount of unrecognized benefits during the six months ended June 30, 2007.

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

The income tax provision for the six months ended June 30, 2007 was a benefit of $12 million on a loss before income taxes of $28 million.  The effective income tax rate for the first six months of 2007 was 42%, compared to an estimated income tax rate of 34% used in the first quarter 2007, due primarily to a $2 million benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The income tax provision for the six months ended June 30, 2006 was a benefit of $5 million on income before taxes of $72 million.  This income tax benefit primarily reflected the effects of favorable settlements of and changes in estimates for prior year items during the six months ended June 30, 2006.

13.       Other Income (Expense), Net

Millennium’s other income (expense), net, in the second quarter and first six months of 2007 included debt prepayment charges of $16 million, while the second quarter 2006 included a $19 million credit related to the reversal of interest accruals for prior year income tax issues that offset an accrual of $18 million in the first quarter 2006, for a net benefit of $1 million in the first six months of 2006.  The reversals reflected a favorable settlement of the prior year tax issues.  See Note 12.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.       Commitments and Contingencies

Asset Retirement Obligation—Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Millennium continually reviews the optimal future alternatives for its facilities.  The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors.  At June 30, 2007 and December 31, 2006, no liability had been recognized for asset retirement obligations.  Any decision to retire a facility would result in costs, including employment related costs.

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $153 million and $148 million as of June 30, 2007 and December 31, 2006, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the six months ended June 30:

Millions of dollars	2007	2006
Balance at January 1	$148	$145
Additional provisions	10	4
Amounts paid	(5)	(5)
Balance at June 30	$153	$144

The liabilities for individual sites range from less than $1 million to $112 million.  The $112 million liability relates to the Kalamazoo River Superfund Site.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.       Commitments and Contingencies – (Continued)

As of June 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.  However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

New information has since been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Millennium recognized $8 million in the first six months of 2007 for additional estimated probable future remediation costs.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Millennium with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At June 30, 2007, the balance of this liability was $65 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at June 30, 2007, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $41 million.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.       Commitments and Contingencies – (Continued)

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

Guarantees—Millennium continues to guarantee certain obligations related to the sold inorganic chemicals business until such time as the buyer completes certain procedures to replace Millennium as guarantor.  The guarantees, principally with respect to leases of offices, research facilities and railcars, have a total potential obligation of approximately $60 million over their remaining term.  Millennium does not expect that any payments will be required under these guarantees.

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of June 30, 2007, Millennium has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium.  Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Net income	$266	$114	$281	$147
Other comprehensive income, net of tax:
Continuing operations:
Foreign currency translation	- -	1	- -	1
Amortization of actuarial and investment loss included in net periodic pension cost	3	- -	3	- -
Discontinued operations:
Foreign currency translation	7	8	16	23
Amortization of actuarial and investment loss included in net periodic pension cost	2	- -	2	- -
Sale of discontinued operations	(63)	- -	(63)	- -
Total other comprehensive income	(51)	9	(42)	24
Comprehensive income	$215	$123	$239	$171

16.       Segment and Related Information

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 4).

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.       Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	Fragrance & Flavors	Other	Total
For the three months ended June 30, 2007
Sales and other operating revenues	$131	$28	$2	$161
Operating income (loss)	15	2	(21)	(4)
Income from equity investment	3	- -	- -	3

For the three months ended June 30, 2006
Sales and other operating revenues	$122	$27	$4	$153
Operating income (loss)	9	2	(4)	7
Income from equity investment	38	- -	- -	38

For the six months ended June 30, 2007
Sales and other operating revenues	$253	$56	$4	$313
Operating income (loss)	36	5	(28)	13
Income from equity investment	6	- -	- -	6

For the six months ended June 30, 2006
Sales and other operating revenues	$238	$53	$6	$297
Operating income (loss)	1	3	(11)	(7)
Income from equity investment	113	- -	- -	113

Operating income (loss) in the “Other” column above includes a business that is not a reportable segment and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.       Subsequent Event

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”) entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  The proposed merger is expected to close within the next several months.

The merger agreement restricts the ability of Lyondell and its subsidiaries, including Millennium and Equistar, to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.

As a result of the proposed merger, Millennium’s 4% convertible debentures will be convertible at the conversion rate into the $48 cash per share merger consideration.  In addition, depending on the financing structure of the merger, the Notes due 2026 may be amended or terminated.

18.           Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company for all of Millennium’s continuing and discontinued operating subsidiaries other than the operations in the United Kingdom, France, Brazil and Australia, all of which are discontinued.  Millennium America is the issuer of the 7.625% Senior Debentures and Millennium is the issuer of the 4% Convertible Senior Debentures.  Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of June 30, 2007 and December 31, 2006 and for the three- and six-month periods ended June 30, 2007 and 2006.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Inventories	$	- -	$	- -	$92	$	- -	$92
Notes receivable from Equistar Chemicals, LP		200		300	- -		- -	500
Other current assets		- -		17	209		- -	226
Property, plant and equipment, net		- -		- -	121		- -	121
Investment in Equistar Chemicals, LP		- -		- -	446		- -	446
Investment in subsidiaries		298		1,650	- -		(1,948)	- -
Goodwill, net		- -		- -	49		- -	49
Other assets, net		2		13	56		- -	71
Total assets		$500		$1,980	$973		$(1,948)	$1,505

Current liabilities		$1		$2	$251	$	- -	$254
Long-term debt		150		241	- -		- -	391
Other liabilities		- -		- -	255		- -	255
Deferred income taxes		- -		- -	261		- -	261
Due to parent and affiliates, net		10		560	(570)		- -	- -
Total liabilities		161		803	197		- -	1,161
Minority interest		- -		- -	5		- -	5
Stockholder’s equity		339		1,177	771		(1,948)	339
Total liabilities and stockholder’s equity		$500		$1,980	$973		$(1,948)	$1,505

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of December 31, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Inventories	$	- -	$	- -	$87	$	- -	$87
Other current assets		- -		62	200		- -	262
Current assets held for sale		- -		- -	661		- -	661
Property, plant and equipment, net		- -		- -	129		- -	129
Investment in Equistar Chemicals, LP		- -		- -	470		- -	470
Investment in subsidiaries		310		497	- -		(807)	- -
Goodwill, net		- -		- -	49		- -	49
Other assets, net		(2)		(2)	66		- -	62
Due from parent and affiliates, net		- -		368	- -		(368)	- -
Long-term assets held for sale		- -		- -	694		- -	694
Total assets		$308		$925	$2,356		$(1,175)	$2,414

Current liabilities		$1		$4	$169	$	- -	$174
Current liabilities associated with assets held for sale		- -		- -	335		- -	335
Long-term debt		150		617	- -		- -	767
Other liabilities		- -		3	378		- -	381
Deferred income taxes		- -		- -	248		- -	248
Due to parent and affiliates, net		14		- -	354		(368)	- -
Long-term liabilities associated with assets held for sale		- -		- -	361		- -	361
Total liabilities		165		624	1,845		(368)	2,266
Minority interest		- -		- -	5		- -	5
Stockholder’s equity		143		301	506		(807)	143
Total liabilities and stockholder’s equity		$308		$925	$2,356		$(1,175)	$2,414

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Three Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$161	$	- -	$161
Cost of sales		- -		- -	142		- -	142
Selling, general and administrative expenses		- -		- -	22		- -	22
Research and development expenses		- -		- -	1		- -	1
Operating loss		- -		- -	(4)		- -	(4)
Interest expense, net		- -		(10)	(3)		- -	(13)
Intercompany interest income (expense), net		- -		28	(28)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	3		- -	3
Equity in income of subsidiaries		266		873	- -		(1,139)	- -
Other income (expense), net		- -		(17)	1		- -	(16)
Benefit from (provision for) income taxes		- -		(305)	318		- -	13
Income from discontinued operations, net of tax		- -		- -	283		- -	283
Net income		$266		$569	$570		$(1,139)	$266

STATEMENT OF INCOME
For the Three Months Ended June 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$153	$	- -	$153
Cost of sales		- -		- -	134		- -	134
Selling, general and administrative expenses		- -		- -	11		- -	11
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	7		- -	7
Interest expense, net		(1)		(15)	(2)		- -	(18)
Intercompany interest income (expense), net		- -		27	(27)		- -	- -
Other income, net		- -		- -	20		- -	20
Income from equity investment in Equistar Chemicals, LP		- -		- -	38		- -	38
Equity in income of subsidiaries		115		18	(54)		(79)	- -
Benefit from (provision) for income taxes		- -		16	(18)		- -	(2)
Income from discontinued operations, net of tax		- -		- -	69		- -	69
Net income		$114		$46	$33		$(79)	$114

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Six Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$313	$	- -	$313
Cost of sales		- -		- -	264		- -	264
Selling, general and administrative expenses		- -		- -	34		- -	34
Research and development expenses		- -		- -	2		- -	2
Operating income		- -		- -	13		- -	13
Interest expense, net		(4)		(23)	(4)		- -	(31)
Intercompany interest income (expense), net		- -		56	(56)		- -	- -
Other income (expense), net		- -		(17)	1		- -	(16)
Income from equity investment in Equistar Chemicals, LP		- -		- -	6		- -	6
Equity in income of subsidiaries		285		822	- -		(1,107)	- -

Benefit from (provision) for income taxes		- -		(293)	305		- -	12
Income from discontinued operations, net of tax		- -		- -	297		- -	297
Net income		$281		$545	$562		$(1,107)	$281

STATEMENT OF INCOME
For the Six Months Ended June 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$297	$	- -	$297
Cost of sales		- -		- -	280		- -	280
Selling, general and administrative expenses		- -		- -	22		- -	22
Research and development expenses		- -		- -	2		- -	2
Operating loss		- -		- -	(7)		- -	(7)
Interest expense, net		(3)		(24)	(2)		- -	(29)
Intercompany interest income (expense), net		- -		55	(55)		- -	- -
Other income (expense), net		- -		12	(17)		- -	(5)
Income from equity investment in Equistar Chemicals LP		- -		- -	113		- -	113
Equity in income of subsidiaries		150		16	- -		(166)	- -

Benefit from (provision for) income taxes		- -		14	(9)		- -	5
Income from discontinued operations, net of tax		- -		- -	70		- -	70
Net income		$147		$73	$93		$(166)	$147

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Net cash provided by (used in) operating activities – continuing operations		$205	$(289)	$(15)	$	- -	$(99)
Net cash used in operating activities – discontinued operations		- -	- -	(120)		- -	(120)
Net cash provided by (used in) operating activities		205	(289)	(135)		- -	(219)

Advances under loan agreements to Equistar Chemicals, LP		(200)	(300)	- -		- -	(500)
Expenditures for property, plant and equipment		- -	- -	(6)		- -	(6)
Payments to discontinued operations		- -	- -	(104)		- -	(104)
Distributions from affiliates in excess of earnings		- -	- -	24		- -	24
Other		- -	- -	3		- -	3
Net cash used in investing activities – continuing operations		(200)	(300)	(83)		- -	(583)
Net proceeds from sale of discontinued operations before required repayment of debt		- -	- -	1,089		- -	1,089
Other net cash provided by investing activities –discontinued operations		- -	- -	89		- -	89
Net cash provided by (used in) investing activities		(200)	(300)	1,095		- -	595

Repayment of long-term debt		- -	(390)	- -		- -	(390)
Intercompany		(5)	934	(929)		- -	- -
Other		- -	- -	1		- -	1
Net cash provided by (used in) financing activities – continuing operations		(5)	544	(928)		- -	(389)
Debt required to be repaid upon sale of discontinued operations		- -	- -	(99)		- -	(99)
Other net cash provided by financing activities – discontinued operations		- -	- -	23		- -	23
Net cash provided by (used in) financing activities		(5)	544	(1,004)		- -	(465)

Effect of exchange rate change on cash		- -	- -	1		- -	1
Decrease in cash and cash equivalents		- -	(45)	(43)		- -	(88)
Cash and cash equivalents at beginning of period		- -	62	59		- -	121
Cash and cash equivalents at end of period – continuing operations	$	- -	$17	$16	$	- -	$33

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Net cash provided by (used in) operating activities – continuing operations		$(4)	$37	$70	$	- -	$103
Net cash used in operating activities – discontinued operations		- -	- -	(20)		- -	(20)
Net cash provided by (used in) operating activities		(4)	37	50		- -	83

Expenditures for property, plant and equipment		- -	- -	(5)		- -	(5)
Payments to discontinued operations		- -	- -	(32)		- -	(32)
Other		- -	- -	1		- -	1
Net cash used in investing activities – continuing operations		- -	- -	(36)		- -	(36)
Other net cash provided by investing activities – discontinued operations		- -	- -	9		- -	9
Net cash used in investing activities		- -	- -	(27)		- -	(27)

Repayment of long-term debt		- -	(241)	- -		- -	(241)
Intercompany		4	32	(36)		- -	- -
Other		- -	- -	(1)		- -	(1)
Net cash provided by (used in) financing activities – continuing operations		4	(209)	(37)		- -	(242)
Net cash provided by financing activities – discontinued operations		- -	- -	5		- -	5
Net cash provided by (used in) financing activities		4	(209)	(32)		- -	(237)
Effect of exchange rate changes on cash		- -	- -	2		- -	2
Decrease in cash and cash equivalents		- -	(172)	(7)		- -	(179)
Cash and cash equivalents at beginning of period		- -	211	68		- -	279
Cash and cash equivalents at end of period		- -	39	61		- -	100
Less: Cash and cash equivalents at end of period – discontinued operations		- -	- -	44		- -	44
Cash and cash equivalents at end of period – continuing operations	$	- -	$39	$17	$	- -	$56

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2007 operating results to first quarter 2007 operating results.  Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil, natural gas and naphtha benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

PROPOSED TRANSACTION BETWEEN LYONDELL AND BASELL

On July 16, 2007, Lyondell,  Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and wholly owned subsidiary of Basell (“Merger Sub”) entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  The proposed merger is expected to close within the next several months; however, there can be no assurance that the proposed merger will be completed.

The merger agreement restricts the ability of Lyondell and its subsidiaries, including Millennium and Equistar, to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts.

As a result of the proposed merger, Millennium’s 4% convertible debentures will be convertible at the conversion rate into the $48 cash per share merger consideration.  In addition, depending on the financing structure of the merger, the Notes due 2026 may be amended or terminated.

Basell intends to finance the merger between Lyondell and Basell with borrowings and, as a result, Lyondell or its subsidiaries, including Millennium, may become more levered, which would exacerbate the risks relating to Millennium’s debt.  In July 2007, Standard and Poor’s Rating Services placed its credit ratings for Lyondell, Equistar and Millennium debt on CreditWatch with negative implications and Moody’s Investor Service placed the ratings of Lyondell, Equistar and Millennium under review for possible downgrade, each as a result of the anticipated post-merger capital structure.

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of specified liabilities directly related to the business (see Note 4 to the Consolidated Financial Statements).  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Unless otherwise indicated, the following discussion of Millennium’s operating results relates only to Millennium’s continuing operations.

In the second quarter and first six months of 2007 compared to the same periods in 2006, the acetyls business benefited from higher product margins primarily as a result of higher average sales prices and lower per unit costs for vinyl acetate monomer (“VAM”).  The lower VAM per unit costs reflected higher capacity utilization rates and the reduction of outside processing costs in the 2007 periods as a result of the termination of a VAM processing agreement at the end of 2006.

In the second quarter and first six months of 2007 compared to the same periods in 2006, Equistar’s operating results were lower primarily due to lower product margins as higher average co-product sales prices were more than offset by the combined effect of higher average raw material costs and lower average ethylene and polyethylene sales prices.

The business environment for the fragrance and flavors chemicals segment in the second quarter and first six months of 2007 was comparable to the same periods in 2006.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $161 million in the second quarter 2007 were 5% higher compared to revenues of $153 million in the second quarter 2006, and revenues of $313 million in the first six months of 2007 were also 5% higher compared to revenues of $297 million in the first six months of 2006 due to higher sales volumes for acetyls and the effect of higher average sales prices.

Cost of Sales—Cost of sales of $142 million in the second quarter 2007 was 6% higher compared to $134 million in the second quarter 2006, while cost of sales of $264 million in the first six months of 2007 was 6% lower compared to $280 million in the first six months of 2006.  The changes in cost of sales were primarily due to energy and raw material costs that were higher in the second quarter of 2007 and lower in the first six months of 2007 compared to the corresponding periods in 2006.

Operating Income—Millennium had an operating loss of $4 million in the second quarter 2007 compared to operating income of $7 million in the second quarter 2006, as a $6 million increase in acetyls operating income was offset by a $17 million increase in unallocated costs, including provisions for environmental remediation costs, charges related to the sale of a business and legal services.

Operating income was $13 million in the first six months of 2007 compared to an operating loss of $7 million in the first six months of 2006 primarily reflecting a $35 million increase in acetyls operating income offset by the $17 million increase in unallocated costs.

Interest Expense—Interest expense was $19 million in both the second quarters 2007 and 2006, and was $38 million in the first six months of 2007 compared to $31 million in the first six months of 2006.  Interest expense in the first six months of 2006 reflected the effects of favorable adjustments, including gains related to terminated interest rate swaps.

Other Income (Expense), Net—Millennium had other expense, net, of $16 million in the second quarter and first six months of 2007 compared to other income, net, of $20 million in the second quarter 2006 and other expense, net of $5 million in the first six months of 2006.  The second quarter and first six months of 2007 included charges of $16 million related to debt prepayment.  The second quarter 2006 included a $19 million credit related to the reversal of interest accruals for prior year income tax issues, which offset an accrual for a similar amount in the first quarter 2006.  The reversal reflected a favorable settlement of prior year tax issues.  The first six months of 2006 included charges related to debt prepayment of $7 million.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $3 million in the second quarter 2007 compared to $38 million in the second quarter of 2006, and $6 million in the first six months of 2007 compared to $113 million in the first six months of 2006.  Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The income tax provision for the six months ended June 30, 2007 was a benefit of $12 million on a loss before income taxes of $28 million.  The effective income tax rate for the first six months of 2007 was 42%, compared to an estimated income tax rate of 34% used in the first quarter 2007, due primarily to a $2 million benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The income tax benefit of $5 million on pretax income of $72 million for the six months ended June 30, 2006 primarily reflected the effects of favorable settlements of and changes in estimates for prior year items.

Income from Continuing Operations—Millennium’s continuing operations resulted in a loss of $17 million in the second quarter 2007 compared to income of $45 million in the second quarter 2006 and a loss of $16 million in the first six months of 2007 compared to income of $77 million in the first six months of 2006.  The decrease in second quarter 2007 profitability primarily reflected a $23 million after-tax decrease in income from Millennium’s equity investment in Equistar, an $11 million after-tax charge related to debt prepayment and a combined $26 million after-tax benefit, including related interest, in the second quarter 2006 related to the resolution of prior years’ income tax issues.  Profitability decreased in the first six months of 2007 primarily due to a $70 million after-tax decrease in income from Millennium’s equity investment in Equistar and a $28 million unfavorable effect from income taxes, partially offset by a $13 million after-tax increase in operating income, primarily for the acetyl’s segment.

Income from Discontinued Operations, Net of Taxes—Millennium’s income from discontinued operations, net of taxes, was $283 million in the second quarter 2007 compared to $69 million in the second quarter 2006, and $297 million in the first six months of 2007 compared to $70 million in the first six months of 2006.  The income in the 2007 periods was primarily due to the May 15, 2007 sale of the discontinued operations, which resulted in a $289 million after-tax gain.  See Note 4 to the Consolidated Financial Statements for additional information.

Second Quarter 2007 versus First Quarter 2007

Millennium’s second quarter 2007 loss from continuing operations was $17 million compared to income of $1 million in the first quarter 2007.  The decrease in profitability was primarily due to the $11 million after-tax charge related to debt prepayment, $4 million of higher after-tax charges for estimated environmental remediation costs and a $4 million after-tax decrease in operating results for the acetyls business.  The lower acetyls operating results reflected higher raw material costs and lower methanol sales prices.

Income from discontinued operations, net of tax, was $283 million in the second quarter 2007 compared to $14 million in the first quarter 2007.  The income in the second quarter 2007 was primarily due to the gain on the sale of the discontinued operations.

Segment Analysis

Millennium’s continuing operations are primarily in two reportable segments:  EC&D and F&F.  On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business.  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented, and the fragrance and flavors chemicals business is being reported as a segment.  The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Millennium’s reportable segments.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Millions of dollars
Revenues:
EC&D segment – acetyls business	$131	$122	$253	$238
Fragrance and flavors chemicals	28	27	56	53

Operating income (loss):
EC&D segment – acetyls business	15	9	36	1
Fragrance and flavors chemicals	2	2	5	3
Other operating loss	(21)	(4)	(28)	(11)

Income from equity investment in Equistar	3	38	6	113

Sales volumes, in millions
EC&D – Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	176	158	322	316
Acetic acid (pounds)	168	171	327	306
Methanol (gallons)	12	19	22	28

Fragrance and flavors chemicals (pounds)	12	12	24	23

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $131 million in the second quarter 2007 were 7% higher compared to revenues of $122 million in the second quarter 2006, while revenues of $253 million in the first six months of 2007 were 6% higher compared to $238 million in the first six months of 2006.  Second quarter 2007 revenues increased as higher average sales prices for VAM and acetic acid and 11% higher sales volumes for VAM more than offset the effect of lower average sales prices for methanol and lower sales volumes for methanol and acetic acid.  The increase in the first six months of 2007 was primarily due to higher average sales prices and higher sales volumes for acetic acid and VAM.

Operating Income—The acetyls business had operating income of $15 million in the second quarter 2007 compared to $9 million in the second quarter 2006 and $36 million in the first six months of 2007 compared to $1 million in the first six months of 2006.  The increases in the second quarter and first six months of 2007 were primarily attributable to higher product margins of $8 million and $32 million, respectively, which primarily reflected the effects of the termination, in 2006, of a VAM processing agreement.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol as well as polypropylene.  Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate.

During the second quarter and first six months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Weakness in the U.S. housing market during the 2007 periods was a negative factor, while the first quarter 2006 benefited from hurricane-related shortages.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first half of 2007.  As discussed below, despite lower benchmark crude oil prices, prices of crude oil-based liquid raw materials averaged higher in the 2007 periods.  Prices of NGL-based raw materials also averaged higher.

Equistar experienced lower profitability despite record-high sales prices for co-products during the second quarter 2007.  Higher average co-product sales prices were more than offset by the combined effect of higher costs, primarily higher average raw material costs, and lower average ethylene and polyethylene sales prices during the second quarter and first six months of 2007.

U.S. market demand for ethylene in the second quarter and first six months of 2007 increased an estimated 4.5% and 3.6%, respectively, compared to the second quarter and first six months of 2006, while U.S. market demand for polyethylene decreased an estimated 1.2% in the second quarter 2007 and increased an estimated 3.4% in the first six months of 2007 compared to the same periods in 2006.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Crude oil – dollars per barrel	64.87	70.47	61.43	66.88
Natural gas – dollars per million BTUs	7.25	6.48	6.91	7.00
NWE Naphtha-dollars per barrel	74.46	66.89	68.04	63.32
Weighted average cost of ethylene production – cents per pound	33.84	32.28	31.37	30.90
Ethylene – cents per pound	44.67	46.50	42.33	48.42
Propylene – cents per pound	49.92	48.17	46.52	45.83
Benzene – cents per gallon	394.67	301.67	373.83	285.00
HDPE – cents per pound	69.67	70.00	66.83	72.50

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil, which Equistar has historically presented as a benchmark crude oil price.  During the first six months of 2007, the WTI crude oil price has been lower relative to other benchmark crude oil prices such as Brent crude oil.  The benchmark prices of certain crude oil-based liquids, particularly Northwest Europe (“NWE”) naphthas, which are representative of trends in certain market prices, have risen disproportionately compared to the WTI benchmark crude oil prices.  The average benchmark price of NWE naphthas was 11% and 7% higher in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006, and was indicative of price pressures on Equistar’s raw material costs.

Revenues—Equistar’s revenues of $3,534 million in the second quarter 2007 were 8% higher compared to revenues of $3,278 million in the second quarter 2006, while revenues of $6,403 million in the first six months of 2007 were 1% higher compared to revenues of $6,314 million in the first six months of 2006.  The higher revenues in the second quarter and first six months of 2007 reflected the effects of higher average sales prices for co-products and higher sales volumes compared to the same periods in 2006.  Ethylene and derivative sales volumes in the second quarter 2007 were comparable to the second quarter 2006 and were 2% higher in the first six months of 2007 compared to the first six months of 2006.

Operating Income—Equistar had operating income of $91 million in the second quarter 2007 compared to $180 million in the second quarter 2006 and $154 million in the first six months of 2007 compared to $490 million in the first six months of 2006.  The decreases in the second quarter and first six months of 2007 were primarily due to lower average sales prices for ethylene and polyethylene products and higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average co-product sales prices and higher sales volumes compared to the second quarter and first six months of 2006.

Fragrance and Flavors Chemicals

Revenues—Fragrance and flavors chemicals’ revenues of $28 million in the second quarter 2007 were comparable to revenues of $27 million in the second quarter 2006, while revenues of $56 million in the first six months of 2007 were 6% higher compared to revenues of $53 million in the first six months of 2006.  The increase in the first six months of 2007 reflected higher sales volumes and higher average sales prices.  Sales volumes in the first six months of 2007 were 4% higher compared to the same period in 2006.

Operating Income—The fragrance and flavors chemicals’ business had operating income of $2 million in each of the second quarters of 2007 and 2006 and $5 million in the first six months of 2007 compared to $3 million in the first six months of 2006.  The increase in the first six months of 2007 was primarily due to the effects of higher sales volumes and higher average sales prices, which were partially offset by higher raw material and energy costs.

Other

Other operations include unallocated operating expenses that are not identified with the reportable business segments and a business that is not a reportable segment.

Other operating losses were $21 million in the second quarter 2007 compared to $4 million in the second quarter 2006, and $28 million in the first six months of 2007 compared to $11 million in the first six months of 2006.

The increased operating losses in the second quarter and first six months of 2007 reflected higher charges for estimated environmental remediation costs of $9 million and $6 million, respectively, charges totaling $6 million in each of the 2007 periods related to the May 2007 sale of the business and $4 million of higher legal fees in the first six months of 2007.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations used cash of $99 million in the first six months of 2007 and provided cash of $103 million in the first six months of 2006.  The $202 million change primarily reflected lower distributions of earnings from Equistar and higher U.S. federal income tax payments in the first six months of 2007 compared to the 2006 period.

Discontinued operations used cash of $120 million in the first six months of 2007 and $20 million in the first six months of 2006.  The change was primarily due to increases in working capital and lower operating results in the 2007 period.

Investing Activities—Investing activities of continuing operations used cash of $583 million in the first six months of 2007 and $36 million in the first six months of 2006.  The first six months of 2007 reflected advances of $500 million to Equistar under revolving loan agreements executed in June 2007, net payments to discontinued operations of $104 million and $6 million of capital expenditures, partially offset by Equistar distributions in excess of earnings of $24 million.  The first six months of 2006 reflected net payments to discontinued operations of $32 million and capital expenditures of $5 million.

Investing activities for the first six months of 2007 also included the $1,089 million of cash proceeds from the sale of the worldwide inorganic chemicals business, which were used to reduce debt and for the above-noted advances to Equistar Chemicals, LP.

Investing activities of discontinued operations provided cash of $89 million in the first six months of 2007 and $9 million in the first six months of 2006.  Payments from Millennium’s continuing operations of $104 million and $32 million, respectively, in the first six months of 2007 and 2006, were partially offset by capital expenditures of $15 million and $23 million in the respective periods.

Financing Activities—Financing activities of continuing operations used cash of $389 million in the first six months of 2007 and $242 million in the first six months of 2006 primarily for debt repayment.

In the first six months of 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.  In the first six months of 2006, Millennium repaid $149 million principal amount of 7% Senior Notes due 2006, paying a premium of $2 million, and $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  In connection with the sale, Millennium repaid and terminated its revolving credit facilities of $125 million in the U.S., $25 million in Australia, €60 million in the U.K and the term loan in Australia.  The outstanding balances under the Australian term loan and the credit facility in the U.K were $50 million and $49 million, respectively, at May 15, 2007.

Financing activities of discontinued operations provided cash of $23 million in the first six months of 2007 and $5 million in the first six months of 2006.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly levered.  As of June 30, 2007, total debt of continuing operations was $391 million, or approximately 53% of total capitalization.  At June 30, 2007, Millennium’s continuing operations had $33 million of cash on hand.  Millennium has outstanding letters of credit of $14 million at June 30, 2007.  Related cash collateral of $14 million is included in “Other assets, net” at June 30, 2007.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated by operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.  Millennium received $30 million of distributions from Equistar in the first six months of 2007 and $89 million in the first six months of 2006.

Millennium’s ability to pay or refinance its debt also may depend on future operating performance of Millennium and Equistar, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  However, Millennium believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from Equistar, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Millennium’s indentures contain covenants that, subject to certain exceptions, restrict, among other things, debt incurrence, lien incurrence, sale and leaseback transactions, sales of assets and mergers.  Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment of its 9.25% Senior Notes due 2008.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased.  As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof.  The Debenture redemption terms are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Current Report on Form 8-K dated May 29, 2007.  There were no changes in the redemption terms in the six months ended June 30, 2007.  As of June 30, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  As of June 30, 2007, the amount of the Debentures that had been converted into shares of Lyondell common stock was not significant.

Effects of a Breach—A breach by Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit their respective note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit Equistar’s lenders under Equistar’s credit facility to terminate future lending commitments and (3) permit acceleration of the breaching entity’s other debt instruments that contain cross-default or cross-acceleration provisions.  The respective debt agreements of Millennium and Equistar contain various event of default and cross-default provisions.  It is not likely that Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. Similarly, the breach by Equistar of covenants in its accounts receivable sales facility would permit the counterparties to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing Equistar’s liquidity.

Off-Balance Sheet Arrangements—Millennium is not a party to any contractual arrangements that fall within the Securities and Exchange Commission’s definition of off-balance sheet arrangements.

Equistar Liquidity and Capital Resources—At June 30, 2007, Equistar’s total debt, including $500 million of notes payable to Millennium due upon demand, totaled $2.1 billion, or 57% of its total capitalization.  There were no other current maturities.

At June 30, 2007, Equistar had cash on hand of $10 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $783 million, giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $155 million at June 30, 2007, and $12 million of outstanding letters of credit under the revolving credit facility as of June 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at June 30, 2007.

In addition, total availability under the revolving loan agreements with Millennium subsidiaries was $600 million, while aggregate borrowings were $500 million at June 30, 2007.

Equistar’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  However, Equistar believes that conditions will be such that cash balances, cash generated from operating activities and funding under lines of credit and other potential lending arrangements will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no changes in the terms of the covenants in the six months ended June 30, 2007.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

In Millennium’s EC&D segment, Equistar’s products are benefiting from positive price momentum and strong demand.  While elevated raw material costs continue to pressure its chemical products, Equistar’s outlook continues to be positive.  The acetyls business expects to benefit as a result of operating issues at a competitor, but results are subject to the effects of higher ethylene prices.  The fragrance and flavors chemicals segment is expected to continue to show steady performance.  The sale of the inorganic chemicals business has resulted in a significant reduction in Millennium’s debt and lower net interest expense.

ACCOUNTING AND REPORTING CHANGES

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Millennium beginning in 2008.  Millennium is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

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

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 12 to the Consolidated Financial Statements).

Item 3.  Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Millennium’s exposure to commodity price, foreign exchange and interest rate risk have decreased significantly as a result of the sale of the inorganic chemicals business and the repayment of certain variable rate debt; however, the relative level of commodity price risk continues for its remaining businesses.  At June 30, 2007 there were no outstanding derivative transactions.

Item 4.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control.  Millennium’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the ability of Lyondell and Basell to complete their proposed merger,
•
uncertainty concerning the effects of the proposed merger, including the diversion of attention from the day-to-day business and the potential disruption to employees and relationships with customers, suppliers, distributors and business partners,

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

•	legal, tax and environmental proceedings,
•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,
•	the cyclical nature of the chemical industry,
•	current and potential governmental regulatory actions in the U. S. and in other countries,
•	terrorist acts and international political unrest,
•	competitive products and pricing pressures,
•	technological developments,
•	risks of doing business outside the U.S., including foreign currency fluctuations,
•	access to capital markets, and
•	Millennium’s ability to implement its business strategies.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, except as described below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Millennium is currently named a defendant in 52 cases arising from Glidden’s manufacture of lead pigments. These cases are in various stages of the litigation process. There are three inactive cases which remain open pending administrative closure by the courts.  The remainder of the cases are in various pre-trial stages.  In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served.  Of the 47 open and active cases, most seek damages for personal injury and are brought by individuals, and twelve of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

Equistar—In May 2007, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility.

In July 2007, Equistar signed an agreement with the U.S. Environmental Protection Agency (the "EPA") and agencies in the states of Iowa, Illinois and Louisiana in connection with alleged noncompliance with various environmental statutes and regulations at seven Equistar plants. The agreement provides that Equistar will pay $2.5 million in penalties to the EPA to resolve compliance issues, fund $6.56 million in supplemental environmental projects and complete environmental projects and program enhancements.

Item 1A.  Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, except as described below.

On May 21, 2007, Millennium filed a Current Report on Form 8-K to disclose the sale of its worldwide inorganic chemicals business and to update its risk factors to reflect the sale.

Updated risk factors reflecting the sale of the inorganic chemicals business and other recent events are set forth below.  For clarity, in the following risk factors:

•	“Millennium” refers to Millennium Chemicals Inc. and its consolidated subsidiaries,
•	“Lyondell” refers to Lyondell Chemical Company and its consolidated subsidiaries, and
•	“Equistar” refers to Equistar Chemicals, LP and its consolidated subsidiaries.

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Raw material and energy costs remain at high levels.  There have been in the past, and will likely be in the future, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on their results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce liquidity and cash flow for Millennium and its joint ventures.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Millennium’s or its joint ventures’ results of operations.  See “Millennium and its joint ventures sell commodity products in highly competitive global markets and face significant price pressures” below.

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

Millennium’s and its joint ventures’ operating results are subject to the cyclical and volatile nature of the supply-demand balance in the chemical industry, and their future operating results are expected to continue to be affected by this cyclicality and volatility. The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins.  The volatility this industry experiences occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world.  This cyclicality and volatility results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

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

In addition, Millennium and its joint ventures face increased competition from companies that may have different cost structures or strategic goals than Millennium and its joint ventures, such as privately-held companies, large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit Millennium’s and its joint ventures’ ability to increase product sales prices in response to raw material and other cost increases, or could cause Millennium and its joint ventures to reduce product sales prices to compete effectively, which could reduce their profitability.

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

Millennium and its joint ventures obtain a portion of their raw materials from sources outside the U.S., which subjects them to exchange controls, political risks and other risks.

Millennium and its joint ventures obtain a portion of their principal raw materials from sources outside the U.S., which subjects them to risks such as transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.  These events could increase the prices at which Millennium and its joint ventures can obtain raw materials or disrupt the supply of raw materials, which could reduce Millennium’s or its joint ventures’ operating results.  Although Millennium and its joint ventures have compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which they may be subject, they are subject to the risk that their compliance could be challenged.

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as potentially responsible parties at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also Note 14 to the Consolidated Financial Statements in Millennium’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Note 18 to the Consolidated Financial Statements in Millennium’s Current Report on Form 8-K dated May 29, 2007 and “Item 1.  Business—Environmental Capital Expenditures,” “Item 3.  Legal Proceedings – Environmental Matters,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

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

As of June 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.  However, in 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

New information has since been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Millennium recognized $8 million in the first six months of 2007 for additional estimated probable future remediation costs.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Millennium with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At June 30, 2007, the balance of this liability was $65 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.

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

While Millennium believes that it has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties.  Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings.  In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions.  Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium.  In addition, Millennium cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations.  Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s results of operations.  In addition, Millennium has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation.  Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.  See “Item 1. Legal Proceedings” in Millennium’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and “Item 3.  Legal Proceedings—Litigation Matters” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion regarding lead-based paint and lead pigment litigation.

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

Uncertainties associated with Lyondell’s merger with Basell may cause Millennium to lose employees and customers and business partners and, while the merger is pending, Millennium, as a subsidiary of Lyondell, is subject to restrictions on the conduct of its business.

Millennium’s current and prospective employees may be uncertain about their future roles and relationships with Millennium following the completion of Lyondell’s merger with Basell. This uncertainty may adversely affect Millennium’s ability to attract and retain key management and employees.   In addition, the diversion of attention from the day-to-day business of Millennium and the potential disruption to its employees and its relationships with customers, suppliers, distributors and business partners during the period before the completion of the merger may make it difficult for Millennium to regain its financial and business positions if the merger does not occur.

Millennium’s customers and business partners may not be as willing to continue business with Millennium on the same or similar terms pending the completion of the merger, which would materially and adversely affect Millennium’s business and results of operations.  In addition, the merger agreement restricts Millennium, as a subsidiary of Lyondell, from taking specified actions without Basell’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by the current capital plan, and entering into certain material contracts. Millennium’s management may also be required to devote substantial time to merger-related activities, which could otherwise be devoted to pursuing other beneficial business opportunities.

Millennium pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Although Millennium is restricted from taking certain actions without Basell’s approval as described above, Millennium may purchase or sell assets or enter into contractual arrangements or joint ventures in an effort to generate value.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce the operating results of Millennium or its joint ventures in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of Millennium’s or its joint ventures’ businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Millennium’s consolidated balance sheet is highly levered, and Millennium’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Millennium’s consolidated balance sheet is highly levered.  Basell intends to finance the merger between Lyondell and Basell with borrowings.  Depending on how that financing is structured, Lyondell or its subsidiaries (including Millennium and Equistar) may become more levered, which would exacerbate the risks described herein. In addition, Millennium has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations”  under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

For a discussion regarding Millennium’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Millennium and Equistar each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

The ability of each of Millennium and Equistar to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash. Each of Millennium and Equistar is separately responsible for its respective outstanding debt (except that $150 million of Equistar’s debt is guaranteed by Lyondell).  The businesses of each of Millennium and Equistar may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future debt agreements of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all.  Factors beyond the control of Millennium and Equistar affect the ability of each of them to make these payments and refinancings. These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of Millennium’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.

Further, the ability of Millennium and Equistar to fund capital expenditures and working capital depends on the ability of each entity to generate cash and depends on the availability of funds under any lines of credit and other liquidity facilities. If, in the future, sufficient cash is not generated from their respective operations to meet their respective debt service obligations and sufficient funds are not available under any lines of credit or other liquidity facilities, Millennium and Equistar each may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, Millennium and Equistar may need to refinance debt, obtain additional financing or sell assets, which they may not be able to do on reasonable terms, if at all.

Debt and other agreements restrict Millennium’s and Equistar’s ability to take certain actions and/or require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt.

Millennium’s Debt—Millennium’s indentures contain covenants that, subject to exceptions, restrict, among other things, debt incurrence, lien incurrence, sale and leaseback transactions, sales of assets and mergers.

Equistar’s Debt and Accounts Receivable Facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers.  Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1.  Equistar met this ratio as of June 30, 2007.

Effects of a Breach—A breach by Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit their respective note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit Equistar’s lenders under Equistar’s credit facility to terminate future lending commitments and (3) permit acceleration of the breaching entity’s other debt instruments that contain cross-default or cross-acceleration provisions.  The respective debt agreements of Millennium and Equistar contain various event of default and cross-default provisions.  It is not likely that Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. Similarly, the breach by Equistar of covenants in its accounts receivable sales facility would permit the counterparties to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing Equistar’s liquidity.

Debt covenants limit transfers of cash between Lyondell, Millennium and Equistar.

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among Lyondell, Equistar and Millennium.  For example, Lyondell’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions.  Neither Millennium nor Equistar currently is a restricted subsidiary.  Lyondell’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures.  As a result, Lyondell’s cash flow may not be available to fund cash needs of Millennium or Equistar, such as servicing debt or paying capital expenditures.

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio.  Equistar met this ratio as of June 30, 2007.  In addition, Equistar’s credit facility prohibits the payment of distributions during any default under the facility.  These provisions may deter or limit the movement of cash from Equistar to Lyondell and Millennium.

Applicable laws may also limit the amounts Equistar is permitted to pay as distributions to Lyondell and Millennium.  The ability of Equistar to distribute cash to Lyondell and Millennium, and the ability of Lyondell to make cash investments in Millennium, also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of Millennium’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Millennium Chemicals Inc.

Dated: August 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)