Form 10-Q
period 2007-09-30
MILLENNIUM CHEMICALS INC
filed 2007-11-08
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  __No ✓

Number of shares of common stock outstanding as of September 30, 2007: 661.  There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues:
Trade	$149	$138	$429	$398
Related parties	13	19	46	56
	162	157	475	454
Operating costs and expenses:
Cost of sales	136	138	400	418
Selling, general and administrative expenses	15	10	49	32
Research and development expenses	1	- -	3	2
	152	148	452	452
Operating income	10	9	23	2

Interest expense	(5)	(17)	(43)	(48)
Interest income	10	1	17	3
Other income (expense), net	1	- -	(15)	(5)
Income (loss) from continuing operations before equity investment and income taxes	16	(7)	(18)	(48)
Income from equity investment in Equistar Chemicals, LP	6	23	12	136
Income (loss) from continuing operations before income taxes	22	16	(6)	88
Provision for income taxes	13	6	1	1
Income (loss) from continuing operations	9	10	(7)	87
Income from discontinued operations, net of tax	- -	7	297	77
Net income	$9	$17	$290	$164

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$29	$76
Accounts receivable:
Trade, net	102	96
Related parties	12	15
Inventories	88	87
Prepaid expenses and other current assets	27	13
Deferred tax assets	53	62
Notes receivable from Equistar Chemicals, LP	515	- -
Current assets held for sale	- -	661
Total current assets	826	1,010

Property, plant and equipment, net	123	129
Investment in Equistar Chemicals, LP	453	470
Goodwill, net	49	49
Other assets, net	74	62
Long-term assets held for sale	- -	694
Total assets	$1,525	$2,414

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable:
Trade	$71	$84
Related parties	22	18
Accrued liabilities	179	72
Current liabilities associated with assets held for sale	- -	335
Total current liabilities	272	509
Long-term debt	391	767
Other liabilities	242	381
Deferred income taxes	266	248
Long-term liabilities associated with assets held for sale	- -	361
Commitments and contingencies
Minority interest	5	5
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 709 shares issued	- -	- -
Additional paid-in capital	1,176	1,176
Retained deficit	(593)	(840)
Accumulated other comprehensive loss	(144)	(103)
Treasury stock, at cost (48 shares issued)	(90)	(90)
Total stockholder’s equity	349	143
Total liabilities and stockholder’s equity	$1,525	$2,414

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$290	$164
Income from discontinued operations, net of tax	(297)	(77)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	23	19
Equity investment in Equistar Chemicals, LP –
Amount included in net income	(12)	(136)
Distributions of earnings	12	111
Deferred income taxes	23	(39)
Debt prepayment premiums and charges	14	7
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(3)	(1)
Inventories	(1)	24
Accounts payable	(10)	(36)
Other, net	(115)	101
Net cash provided by (used in) operating activities – continuing operations	(76)	137
Net cash provided by (used in) operating activities – discontinued operations	(120)	38
Net cash provided by (used in) operating activities	(196)	175
Cash flows from investing activities:
Advances under loan agreements to Equistar Chemicals, LP	(515)	- -
Expenditures for property, plant and equipment	(12)	(9)
Payments to discontinued operations	(104)	(12)
Distributions from affiliates in excess of earnings	18	- -
Other	3	1
Net cash used in investing activities – continuing operations	(610)	(20)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089	- -
Other net cash provided by (used in) investing activities – discontinued operations	89	(30)
Net cash provided by (used in) investing activities	568	(50)
Cash flows from financing activities:
Repayment of long-term debt	(390)	(241)
Other	1	(2)
Net cash used in financing activities – continuing operations	(389)	(243)
Debt required to be repaid upon sale of discontinued operations	(99)	- -
Other net cash provided by (used in) financing activities – discontinued operations	23	(13)
Net cash used in financing activities	(465)	(256)
Effect of exchange rate changes on cash	1	2
Decrease in cash and cash equivalents	(92)	(129)
Cash and cash equivalents at beginning of period	121	279
Cash and cash equivalents at end of period	29	150
Less: Cash and cash equivalents at end of period – discontinued operations	- -	45
Cash and cash equivalents at end of period – continuing operations	$29	$105

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

Certain previously reported amounts have been reclassified to present Millennium’s inorganic chemicals business as discontinued operations.  Unless otherwise indicated, information presented in the notes to the financial statements relates only to Millennium’s continuing operations.  Information related to Millennium’s discontinued operations is presented in Note 5.

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

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 13).

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.       Proposed Merger of Lyondell and Basell

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”), entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  A special meeting of Lyondell’s shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007.

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

5.       Discontinued Operations

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the nine months ended September 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

The operations of the inorganic chemicals business are classified as discontinued operations in the consolidated statements of income and cash flows, and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.       Discontinued Operations – (Continued)

Amounts included in income from discontinued operations are summarized as follows:

	For the three months ended September 30,				For the nine months ended September 30,
Millions of dollars	2007		2006		2007	2006
Sales and other operating revenues	$	- -		$339	$514		$1,035
Gain on sale of discontinued operations	$	- -	$	- -	$337	$	- -
Other income from discontinued operations		- -		7	18		45
Provision for (benefit from) income taxes		- -		- -	58		(32)
Income from discontinued operations, net of tax	$	- -		$7	$297		$77

The final amount that Millennium will receive in compensation for working capital has not been determined.  Unresolved amounts totaling less than $30 million are subject to possible arbitration proceedings.

The provision for income taxes in the nine months ended September 30, 2007 primarily reflects the effect of a higher tax basis in the stock of a subsidiary included in the sale, which resulted in a lower taxable gain.  Income taxes payable related to the sale were $48 million.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.       Discontinued Operations – (Continued)

Additionally, accumulated other comprehensive loss includes income of $44 million related to discontinued operations at December 31, 2006.

6.       Notes Receivable from Equistar Chemicals, LP

During the first nine months of 2007 Millennium received promissory notes from and advanced $515 million to Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) pursuant to loan agreements permitting Equistar to borrow up to $600 million.  In connection with the proposed merger of Lyondell and Basell (see Note 4), the maturity of the notes was extended to February 16, 2008 from  December 21, 2007, or earlier upon demand.  The notes bear interest, which is due quarterly, at the London Interbank Offered Rate (“LIBOR”) plus 1.75%.  The balance of the notes outstanding at September 30, 2007 was $515 million.

7.       Investment in Equistar Chemicals, LP

Equistar is owned 70.5% by Lyondell and 29.5% by Millennium.  Millennium and Equistar are wholly owned subsidiaries of Lyondell.  Millennium accounts for its investment in Equistar using the equity method.  As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2007	December 31, 2006
BALANCE SHEETS
Total current assets	$2,180		$2,158
Property, plant and equipment, net	2,814		2,846
Investments and other assets, net	324		355
Total assets	$5,318		$5,359

Current maturities of long-term debt	$400	$	- -
Notes payable – Millennium Chemicals Inc.	515		- -
Other current liabilities	1,332		1,217
Long-term debt	1,153		2,160
Other liabilities and deferred revenues	371		378
Partners’ capital	1,547		1,604
Total liabilities and partners’ capital	$5,318		$5,359

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.       Investment in Equistar Chemicals, LP – (Continued)

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
STATEMENTS OF INCOME
Sales and other operating revenues	$3,464	$3,480	$9,867	$9,794
Cost of sales	3,314	3,151	9,414	8,849
Asset impairment	- -	135	- -	135
Selling, general and administrative expenses	71	54	202	163
Research and development expenses	10	8	28	25
Operating income	69	132	223	622
Interest expense, net	(47)	(55)	(150)	(160)
Other income (expense), net	- -	1	(32)	- -
Net income	$22	$78	$41	$462

8.       Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2007	December 31, 2006
Finished goods	$61	$63
Work-in-process	17	15
Raw materials	4	4
Materials and supplies	6	5
Total inventories	$88	$87

9.       Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2007	December 31, 2006
Land	$3	$2
Manufacturing facilities and equipment	333	342
Construction in progress	17	16
Total property, plant and equipment	353	360
Less accumulated depreciation	(230)	(231)
Property, plant and equipment, net	$123	$129

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.       Property, Plant and Equipment, Net – (Continued)

Depreciation and amortization expense is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$4	$5	$18	$14
Other	2	1	5	5
Total depreciation and amortization	$6	$6	$23	$19

Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Millennium continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase to the present value of such obligations.  At September 30, 2007 and December 31, 2006, no liability had been recognized for asset retirement obligations.

10.       Accounts Payable

Accounts payable at September 30, 2007 and December 31, 2006 included liabilities in the amounts of $2 million and $1 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

11.       Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2007		December 31, 2006
Senior Notes due 2008, 9.25%	$	- -	$375
Senior Debentures due 2026, 7.625%		241	245
Convertible Senior Debentures due 2023, 4%		150	150
Other		- -	(3)
Total		391	767
Less current maturities		- -	- -
Total long-term debt, net		$391	$767

During the first nine months of 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.  In connection with the repayment of the 9.25% Senior Notes, Millennium terminated interest rate swap agreements in the notional amount of $175 million and recorded a loss of $2 million.  As a result of the repayment of the 9.25% Senior Notes, Millennium is no longer prohibited from making certain restricted payments, including cash dividends to Lyondell, nor is it required to maintain financial ratios.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.       Long-Term Debt – (Continued)

As of September 30, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  The principal amount of Debentures that had been converted into shares of Lyondell common stock as of September 30, 2007 was not significant.

Millennium has outstanding letters of credit of $10 million at September 30, 2007.  Related cash collateral of $14 million is included in “Other assets, net” at September 30, 2007.

Amortization of debt issuance costs of less than $1 million in each of the three- and nine-month periods ended September 30, 2007 and 2006 is included in interest expense in the Consolidated Statements of Income.

12.       Pension and Other Postretirement Benefits

Net periodic pension benefits, which are provided to U.S. employees, included the following cost components:

	For the three months ended September 30,			For the nine months ended September 30,
Millions of dollars	2007		2006	2007	2006
Service cost	$	- -	$1	$2	$3
Interest cost		6	8	22	24
Recognized return on plan assets		(10)	(10)	(28)	(28)
Amortization		5	4	9	12
Net periodic pension benefit cost		$1	$3	$5	$11

Net periodic other postretirement benefits, which are provided to U.S. employees, were net credits of $2 million and $1 million, respectively, in the three month periods ended September 30, 2007 and 2006 and $3 million in each of the nine-month periods ended September 30, 2007 and 2006.  A reduction of benefits in 2004 resulted in a net prior service benefit that is amortized to income as a credit of $4 million annually.

13.       Income Taxes

Certain income tax returns of Millennium and various of its subsidiaries are under examination by the Internal Revenue Service (“IRS”) and various non-U.S. and state tax authorities.  In many cases, these audits may result in proposed adjustments by the tax authorities.  Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

Tax benefits totaling $173 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 3).  As a result of the sale of the inorganic chemicals business, this amount decreased by the $44 million.  There were no other material changes to the amount of unrecognized benefits during the nine months ended September 30, 2007.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.       Income Taxes – (Continued)

A substantial portion of these uncertainties relate to passive foreign income for the years 1997 to 2001 and related capital loss benefits that were subsequently recognized.  IRS audit examination and appeal of the matter has been completed, and it is now in the final stages of the administrative review process.  It is reasonably possible that the matter may be settled in 2007 and result in a significant reduction of the amount of unrecognized tax benefits.  With the exception of the preceding issue, Millennium is no longer subject to any significant income tax examinations by tax authorities for years prior to 2002.

Millennium recognizes interest accrued related to uncertain income tax positions in interest expense.  Millennium’s accrued liability for interest as of January 1, 2007 was $86 million.  The noncurrent portion of liabilities for uncertain income tax positions and related interest are classified as “Other liabilities” in the consolidated balance sheets.

The income tax provision for the nine months ended September 30, 2007 was $1 million on a loss before income taxes of $6 million, reflecting the negative effect of a change in estimate for prior year tax items, which was partially offset by a $2 million benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The income tax provision of $1 million on pretax income of $88 million for the nine months ended September 30, 2006 primarily reflected the effects of favorable settlements of and changes in estimates for prior year items.

14.       Other Income (Expense), Net

Millennium’s other income (expense), net, in the first nine months of 2007 included debt prepayment charges of $14 million.

15.       Commitments and Contingencies

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $148 million as of September 30, 2007 and December 31, 2006.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.       Commitments and Contingencies – (Continued)

The following table summarizes the activity in Millennium’s accrued environmental liability for the nine months ended September 30:

Millions of dollars	2007	2006
Balance at January 1	$148	$145
Additional provisions	12	6
Amounts paid	(12)	(8)
Balance at September 30	$148	$143

The liabilities for individual sites range from less than $1 million to $109 million.  The $109 million liability relates to the Kalamazoo River Superfund Site.

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

As a result of these discussions, new information has been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Millennium recognized $8 million in the first nine months of 2007 for additional estimated probable future remediation costs.  As of September 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Millennium with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At September 30, 2007, the balance of this liability was $62 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.           Commitments and Contingencies – (Continued)

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at September 30, 2007, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $39 million.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.           Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of September 30, 2007, Millennium has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium.  Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Net income	$9	$17	$290	$164
Other comprehensive income, net of tax:
Continuing operations:
Foreign currency translation	- -	- -	- -	1
Amortization of actuarial and investment loss included in net periodic pension cost	1	- -	4	- -
Discontinued operations:
Foreign currency translation	- -	(1)	16	22
Amortization of actuarial and investment loss included in net periodic pension cost	- -	- -	2	- -
Sale of discontinued operations	- -	- -	(63)	- -
Total other comprehensive income (loss)	1	(1)	(41)	23
Comprehensive income	$10	$16	$249	$187

17.       Segment and Related Information

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 5).

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.       Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	Fragrance & Flavors	Other		Total
For the three months ended September 30, 2007
Sales and other operating revenues	$132	$30	$	- -	$162
Operating income (loss)	22	(1)		(11)	10
Income from equity investment	6	- -		- -	6

For the three months ended September 30, 2006
Sales and other operating revenues	$124	$32		$1	$157
Operating income (loss)	12	4		(7)	9
Income from equity investment	23	- -		- -	23

For the nine months ended September 30, 2007
Sales and other operating revenues	$385	$86		$4	$475
Operating income (loss)	58	4		(39)	23
Income from equity investment	12	- -		- -	12

For the nine months ended September 30, 2006
Sales and other operating revenues	$362	$85		$7	$454
Operating income (loss)	13	7		(18)	2
Income from equity investment	136	- -		- -	136

Operating income (loss) in the “Other” column above includes a business that is not a reportable segment and costs not allocated to Millennium’s business segments, including costs from predecessor businesses.

18.           Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company for all of Millennium’s continuing and discontinued operating subsidiaries other than the operations in the United Kingdom, France, Brazil and Australia, all of which are discontinued.  Millennium America is the issuer of the 7.625% Senior Debentures and Millennium is the issuer of the 4% Convertible Senior Debentures.  Millennium America fully and unconditionally guarantees all obligations under the 4% Convertible Senior Debentures.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of September 30, 2007 and December 31, 2006 and for the three- and nine-month periods ended September 30, 2007 and 2006.  Millennium revised certain amounts within the Statement of Income in the condensed consolidating financial information for the six months ended June 30, 2007 to increase the equity in income of subsidiaries and decrease the provision for income taxes for Millennium America, Inc. and to decrease the benefit from income taxes for Non-Guarantor Subsidiaries.  As a result, net income for the six months ended June 30, 2007 of Millennium America, Inc. is higher by $338 million and non-guarantor subsidiaries is lower by $288 million than previously reported.  This had no effect on the consolidated totals.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of September 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Inventories	$	- -	$	- -	$88	$	- -	$88
Notes receivable from Equistar Chemicals, LP		200		315	- -		- -	515
Other current assets		4		9	210		- -	223
Property, plant and equipment, net		- -		- -	123		- -	123
Investment in Equistar Chemicals, LP		- -		- -	453		- -	453
Investment in subsidiaries		307		1,840	- -		(2,147)	- -
Goodwill, net		- -		- -	49		- -	49
Other assets, net		2		13	59		- -	74
Total assets		$513		$2,177	$982		$(2,147)	$1,525

Current liabilities		$3		$7	$262	$	- -	$272
Long-term debt		150		241	- -		- -	391
Other liabilities		- -		- -	242		- -	242
Deferred income taxes		- -		- -	266		- -	266
Due to parent and affiliates, net		11		578	(589)		- -	- -
Total liabilities		164		826	181		- -	1,171
Minority interest		- -		- -	5		- -	5
Stockholder’s equity		349		1,351	796		(2,147)	349
Total liabilities and stockholder’s equity		$513		$2,177	$982		$(2,147)	$1,525

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Three Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$162	$	- -	$162
Cost of sales		- -		- -	136		- -	136
Selling, general and administrative expenses		- -		- -	15		- -	15
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	10		- -	10
Interest income (expense), net		(1)		(4)	10		- -	5
Intercompany interest income (expense), net		3		32	(35)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	6		- -	6
Equity in income of subsidiaries		44		14	- -		(58)	- -
Other income (expense), net		(57)		30	28		- -	1
Benefit from (provision for) income taxes		20		(22)	(11)		- -	(13)
Net income		$9		$50	$8		$(58)	$9

STATEMENT OF INCOME
For the Three Months Ended September 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$157	$	- -	$157
Cost of sales		- -		- -	138		- -	138
Selling, general and administrative expenses		- -		- -	10		- -	10
Operating income		- -		- -	9		- -	9
Interest income (expense), net		(2)		(15)	1		- -	(16)
Intercompany interest income (expense), net		(1)		27	(26)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	23		- -	23
Equity in income of subsidiaries		20		33	- -		(53)	- -
Benefit from (provision) for income taxes		- -		(1)	(5)		- -	(6)
Income from discontinued operations, net of tax		- -		- -	7		- -	7
Net income (loss)		$17		$44	$9		$(53)	$17

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Nine Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$475	$	- -	$475
Cost of sales		- -		- -	400		- -	400
Selling, general and administrative expenses		- -		- -	49		- -	49
Research and development expenses		- -		- -	3		- -	3
Operating income		- -		- -	23		- -	23
Interest income (expense), net		(4)		(28)	6		- -	(26)
Intercompany interest income (expense), net		3		88	(91)		- -	- -
Other income (expense), net		(57)		13	29		- -	(15)
Income from equity investment in Equistar Chemicals, LP		- -		- -	12		- -	12
Equity in income of subsidiaries		328		887	- -		(1,215)	- -
Benefit from (provision) for income taxes		20		(27)	6		- -	(1)
Income from discontinued operations, net of tax		- -		- -	297		- -	297
Net income		$290		$933	$282		$(1,215)	$290

STATEMENT OF INCOME
For the Nine Months Ended September 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Sales and other operating revenues	$	- -	$	- -	$454	$	- -	$454
Cost of sales		- -		- -	418		- -	418
Selling, general and administrative expenses		- -		- -	32		- -	32
Research and development expenses		- -		- -	2		- -	2
Operating income		- -		- -	2		- -	2
Interest income (expense), net		(5)		(39)	(1)		- -	(45)
Intercompany interest income (expense), net		(1)		82	(81)		- -	- -
Other income (expense), net		- -		12	(17)		- -	(5)
Income from equity investment in Equistar Chemicals LP		- -		- -	136		- -	136
Equity in income of subsidiaries		170		153	- -		(323)	- -
Benefit from (provision for) income taxes		- -		13	(14)		- -	(1)
Income from discontinued operations, net of tax		- -		- -	77		- -	77
Net income		$164		$221	$102		$(323)	$164

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Net cash provided by (used in) operating activities – continuing operations	$208	$(300)	$16	$	- -	$(76)
Net cash used in operating activities – discontinued operations	- -	- -	(120)		- -	(120)
Net cash provided by (used in) operating activities	208	(300)	(104)		- -	(196)
Advances under loan agreements to Equistar Chemicals, LP	(200)	(315)	- -		- -	(515)
Expenditures for property, plant and equipment	- -	- -	(12)		- -	(12)
Payments to discontinued operations	- -	- -	(104)		- -	(104)
Distributions from affiliates in excess of earnings	- -	- -	18		- -	18
Other	- -	- -	3		- -	3
Net cash used in investing activities – continuing operations	(200)	(315)	(95)		- -	(610)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	- -	1,089		- -	1,089
Other net cash provided by investing activities –discontinued operations	- -	- -	89		- -	89
Net cash provided by (used in) investing activities	(200)	(315)	1,083		- -	568
Repayment of long-term debt	- -	(390)	- -		- -	(390)
Intercompany	(4)	952	(948)		- -	- -
Other	- -	- -	1		- -	1
Net cash provided by (used in) financing activities – continuing operations	(4)	562	(947)		- -	(389)
Debt required to be repaid upon sale of discontinued operations	- -	- -	(99)		- -	(99)
Other net cash provided by financing activities – discontinued operations	- -	- -	23		- -	23
Net cash provided by (used in) financing activities	(4)	562	(1,023)		- -	(465)
Effect of exchange rate changes on cash	- -	- -	1		- -	1
Increase (decrease) in cash and cash equivalents	4	(53)	(43)		- -	(92)
Cash and cash equivalents at beginning of period	- -	62	59		- -	121
Cash and cash equivalents at end of period – continuing operations	$4	$9	$16	$	- -	$29

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries

Net cash provided by (used in) operating activities – continuing operations		$(4)	$62	$79	$	- -	$137
Net cash provided by operating activities – discontinued operations		- -	- -	38		- -	38
Net cash provided by (used in) operating activities		(4)	62	117		- -	175

Expenditures for property, plant and equipment		- -	- -	(9)		- -	(9)
Payments to discontinued operations		- -	- -	(12)		- -	(12)
Other		- -	- -	1		- -	1
Net cash used in investing activities – continuing operations		- -	- -	(20)		- -	(20)
Other net cash used in investing activities – discontinued operations		- -	- -	(30)		- -	(30)
Net cash used in investing activities		- -	- -	(50)		- -	(50)

Repayment of long-term debt		- -	(241)	- -		- -	(241)
Intercompany		4	58	(62)		- -	- -
Other		- -	- -	(2)		- -	(2)
Net cash provided by (used in) financing activities – continuing operations		4	(183)	(64)		- -	(243)
Other net cash used in financing activities – discontinued operations		- -	- -	(13)		- -	(13)
Net cash provided by (used in) financing activities		4	(183)	(77)		- -	(256)
Effect of exchange rate changes on cash		- -	- -	2		- -	2
Decrease in cash and cash equivalents		- -	(121)	(8)		- -	(129)
Cash and cash equivalents at beginning of period		- -	211	68		- -	279
Cash and cash equivalents at end of period		- -	90	60		- -	150
Less: Cash and cash equivalents at end of period – discontinued operations		- -	- -	45		- -	45
Cash and cash equivalents at end of period – continuing operations	$	- -	$90	$15	$	- -	$105

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2007 operating results to second quarter 2007 operating results.  Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

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

PROPOSED TRANSACTION BETWEEN LYONDELL AND BASELL

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and wholly owned subsidiary of Basell (“Merger Sub”), entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.  A special meeting of Lyondell’s shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007; however, there can be no assurance that the proposed merger will be completed.

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of specified liabilities directly related to the business (see Note 5 to the Consolidated Financial Statements).  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Unless otherwise indicated, the following discussion of Millennium’s operating results relates only to Millennium’s continuing operations.

In the third quarter and first nine months of 2007 compared to the same periods in 2006, the acetyls business benefited from higher product margins primarily as a result of higher average sales prices and lower per unit costs for vinyl acetate monomer (“VAM”).  The lower VAM per unit costs reflected higher capacity utilization rates and the reduction of outside processing costs in the 2007 periods as a result of the termination of a VAM processing agreement at the end of 2006.

In the third quarter and first nine months of 2007 compared to the same periods in 2006, Equistar’s operating results were lower primarily due to lower product margins as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense, and lower average ethylene and polyethylene sales prices.

The business environment for the fragrance and flavors chemicals segment in the third quarter and first nine months of 2007 was comparable to the same periods in 2006.  Lower third quarter 2007 results reflected the effects of outages and maintenance.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $162 million in the third quarter 2007 were 3% higher compared to revenues of $157 million in the third quarter 2006, and revenues of $475 million in the first nine months of 2007 were 5% higher compared to revenues of $454 million in the first nine months of 2006 due primarily to the effect of higher average sales prices for VAM and acetic acid.

Cost of Sales—Cost of sales of $136 million in the third quarter 2007 was comparable to $138 million in the third quarter 2006, while cost of sales of $400 million in the first nine months of 2007 was 4% lower compared to $418 million in the first nine months of 2006.  The lower cost of sales was primarily due to lower raw material and energy costs in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006.

Operating Income—Millennium had operating income of $10 million in the third quarter 2007 compared to $9 million in the third quarter 2006, as a $10 million increase in operating income of the acetyls business was offset by a $5 million decrease in operating income of the fragrance and flavors chemicals segment and a $4 million increase in unallocated costs, primarily higher legal fees.

Operating income was $23 million in the first nine months of 2007 compared to $2 million in the first nine months of 2006 primarily reflecting a $45 million increase in operating income of the acetyls business offset by the $21 million increase in unallocated costs.  The latter was primarily due to higher estimated environmental remediation costs of $6 million, charges totaling $6 million related to the May 2007 sale of the silicas business and $7 million of higher legal fees.

Interest Expense—Interest expense was $5 million in the third quarter 2007 compared to $17 million in the third quarter 2006, and was $43 million in the first nine months of 2007 compared to $48 million in the first nine months of 2006.  The decreases in the third quarter and first nine months of 2007 reflected a $624 million reduction in debt since February 2006.  The first nine months of 2006 included favorable adjustments of interest expense, including gains related to terminated interest rate swaps.

Interest Income—Millennium had interest income of $10 million in the third quarter 2007 compared to $1 million in the third quarter of 2006, and $17 million in the first nine months of 2007 compared to $3 million in the first nine months of 2006.  The increases reflected advances of $515 million to Equistar under loan agreements executed in the second quarter 2007.

Other Income (Expense), Net—Millennium had other expense, net, of $15 million and $5 million, respectively, in the first nine months of 2007 and 2006, including charges of $14 million and $7 million related to debt prepayment.

Income from Equity Investment in Equistar—Millennium’s equity investment in Equistar resulted in income of $6 million in the third quarter 2007 compared to $23 million in the third quarter of 2006, and $12 million in the first nine months of 2007 compared to $136 million in the first nine months of 2006.  Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—The income tax provision for the first nine months of 2007 was $1 million on a loss before income taxes of $6 million, reflecting the negative effect of a change in estimate for prior year tax items, which was partially offset by a $2 million benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The income tax provision of $1 million on pretax income of $88 million for the first nine months of 2006 primarily reflected the effects of favorable settlements of and changes in estimates for prior year items.

Income from Continuing Operations—Millennium’s continuing operations had income of $9 million in the third quarter 2007 compared to $10 million in the third quarter 2006.  The decrease in third quarter 2007 profitability primarily reflected an $11 million after-tax decrease in income from Millennium’s equity investment in Equistar and a $6 million unfavorable effect from income taxes that were substantially offset by after-tax benefits totaling $14 million related to interest.

Millennium’s continuing operations had a loss of $7 million in the first nine months of 2007 compared to income of $87 million in the first nine months of 2006.  Profitability decreased in the first nine months of 2007 primarily due to an $81 million after-tax decrease in income from Millennium’s equity investment in Equistar, a $33 million unfavorable effect from income taxes and a $5 million after-tax effect from the charges related to debt prepayment, partially offset by a $14 million after-tax increase in operating income, primarily for the acetyl’s business, and after-tax benefits totaling $12 million related to interest.

Income from Discontinued Operations, Net of Taxes—Millennium’s income from discontinued operations, net of taxes, was $297 million in the first nine months of 2007 compared to $77 million in the first nine months of 2006.  The income in the 2007 periods was primarily due to the May 15, 2007 sale of the discontinued operations, which resulted in a $289 million after-tax gain.  See Note 5 to the Consolidated Financial Statements for additional information.

Third Quarter 2007 versus Second Quarter 2007

Millennium’s third quarter 2007 income from continuing operations was $9 million compared to a loss of $17 million in the second quarter 2007.  The increase in profitability was primarily due to a $9 million after-tax increase in Millennium’s operating income, $9 million of lower after-tax charges related to debt prepayment and after-tax benefits totaling $12 million related to interest, all of which were partially offset by a $9 million unfavorable effect from income taxes.  Millennium’s higher operating results included a $5 million after-tax improvement in the acetyls business as a result of higher average product margins, partially offset by the effect of lower sales volumes.

Millennium had income from discontinued operations, net of tax, of $283 million in the second quarter 2007, which was primarily due to the gain on the sale of the discontinued operations.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Millions of dollars
Revenues:
EC&D segment – acetyls business	$132	$124	$385	$362
Fragrance and flavors chemicals	30	32	86	85

Operating income (loss):
EC&D segment – acetyls business	22	12	58	13
Fragrance and flavors chemicals	(1)	4	4	7
Other operating loss	(11)	(7)	(39)	(18)

Income from equity investment in Equistar	6	23	12	136

Sales volumes, in millions
EC&D – Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	159	164	481	480
Acetic acid (pounds)	154	158	481	464
Methanol (gallons)	9	10	31	38

Fragrance and flavors chemicals (pounds)	13	13	37	36

Ethylene, Co-products and Derivatives Segment

Millennium’s EC&D segment comprises its wholly owned acetyls business and its equity investment in Equistar.

Acetyls Business

Revenues—Acetyls revenues of $132 million in the third quarter 2007 were 6% higher compared to revenues of $124 million in the third quarter 2006, and revenues of $385 million in the first nine months of 2007 were also 6% higher compared to $362 million in the first nine months of 2006.  Third quarter 2007 revenues increased as the effects of higher average sales prices for VAM and acetic acid more than offset the effects of lower average sales prices for methanol and lower overall sales volumes.  The increase in the first nine months of 2007 was primarily due to higher average sales prices and higher sales volumes for acetic acid.

Operating Income—The acetyls business had operating income of $22 million in the third quarter 2007 compared to $12 million in the third quarter 2006 and $58 million in the first nine months of 2007 compared to $13 million in the first nine months of 2006.  The increases in the third quarter and first nine months of 2007 were primarily attributable to higher product margins of $18 million and $49 million, respectively, which primarily reflected the effects of higher average sales prices and the termination, in 2006, of the VAM processing agreement.

Equity Investment in Equistar

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol as well as polypropylene.  Equistar also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate.  Equistar is a wholly owned subsidiary of Lyondell.

During the third quarter and first nine months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first nine months of 2007.  As discussed below, prices of both crude oil-based liquid raw materials and NGL-based raw materials averaged higher in the 2007 periods, with the latter approaching record levels late in the third quarter 2007.

U.S. market demand for ethylene in the third quarter and first nine months of 2007 increased an estimated 0.8% and 2.6%, respectively, compared to the same periods in of 2006, while U.S. market demand for polyethylene increased an estimated 6.9% and 4.6%, respectively, in the third quarter and first nine months of 2007 compared to the same periods in 2006.

Equistar experienced lower profitability as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher compensation expense, and lower average ethylene and polyethylene sales prices during the third quarter and first nine months of 2007.  Results for the third quarter and first nine months of 2006 included a pretax charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

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

For crude oil, the table below reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil. During the first six months of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table below.  Prices for WTI crude oil  realigned with other benchmark crude oil prices during the third quarter 2007.  WTI crude oil prices have increased from $60.75 per barrel in early January 2007, to $82.33 per barrel at the end of September 2007.

Similarly, while natural gas prices have been relatively stable, ethane prices have risen significantly during the first nine months of 2007, reaching record levels late in the period.  These increases are indicative of the pressure on the cost of Equistar’s raw materials, both crude oil-based and NGL-based.

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

	Average Benchmark Price
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Crude oil – dollars per barrel	75.40	70.37	66.09	68.04
Natural gas – dollars per million BTUs	6.19	6.14	6.67	6.71
NWE Naphtha-dollars per barrel	74.97	66.17	70.35	64.27
Weighted average cost of ethylene production – cents per pound	38.75	33.64	33.82	31.81
Ethylene – cents per pound	50.17	50.67	44.94	49.17
Propylene – cents per pound	50.83	49.67	47.96	47.11
Benzene – cents per gallon	355.00	371.33	367.56	313.78
HDPE – cents per pound	76.00	75.67	69.89	73.56

Revenues—Equistar’s revenues of $3,464 million in the third quarter 2007 were comparable to revenues of $3,480 million in the third quarter 2006, and revenues of $9,867 million in the first nine months of 2007 were comparable to revenues of $9,794 million in the first nine months of 2006.  Revenues in the third quarter and first nine months of 2007 reflected the effects of higher average sales prices for co-products, principally fuel products and benzene, and higher sales volumes, which were substantially offset by lower average sales prices for ethylene and polyethylene compared to the same periods in 2006.  Ethylene and derivative sales volumes in the third quarter and first nine months of 2007 were comparable to the third quarter and first nine months of 2006.

Operating Income—Equistar had operating income of $69 million in the third quarter 2007 compared to $132 million in the third quarter 2006 and $223 million in the first nine months of 2007 compared to $622 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included the $135 million impairment charge related to the Lake Charles, Louisiana ethylene facility.  The decreases in the third quarter and first nine months of 2007 were primarily due to higher raw material and other costs, including higher compensation expense of $26 million and $75 million, respectively, compared to the third quarter and first nine months of 2006.

Fragrance and Flavors Chemicals

Revenues—Fragrance and flavors chemicals revenues of $30 million in the third quarter 2007 were 6% lower than revenues of $32 million in the third quarter 2006, while revenues of $86 million in the first nine months of 2007 were comparable to revenues of $85 million in the first nine months of 2006.  The decrease in the third quarter 2007 primarily reflected lower average sales prices.  In the first nine months of 2007, the effect of lower average sales prices substantially offset the effect of a 3% increase in sales volumes compared to the same period in 2006.

Operating Income—The fragrance and flavors chemicals business had an operating loss of $1 million in the third quarter 2007 compared to operating income of $4 million in the third quarter 2006 and operating income of $4 million in the first nine months of 2007 compared to $7 million in the first nine months of 2006.  The decrease in the third quarter was primarily due to the effects of lower average sales prices, outages and maintenance, while the decrease in the first nine months of 2007 reflected the effects of higher raw material costs, partially offset by the effect of higher sales volumes.

Other

Other operations include unallocated operating expenses that are not identified with the reportable business segments and a business that is not a reportable segment.

Other operating losses were $11 million in the third quarter 2007 compared to $7 million in the third quarter 2006, and $39 million in the first nine months of 2007 compared to $18 million in the first nine months of 2006.

The increased operating losses in the third quarter and first nine months of 2007 reflected higher charges for legal fees of $3 million and $7 million, respectively.  In addition, the first nine months of 2007 included charges totaling $6 million related to the May 2007 sale of the business and $6 million of higher charges for estimated environmental remediation costs.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations used cash of $76 million in the first nine months of 2007 and provided cash of $137 million in the first nine months of 2006.  The $213 million change primarily reflected lower distributions of earnings from Equistar and the effects of income taxes.  As reflected in “Other, net,” payments to Lyondell for U.S. federal income tax were $123 million in the first nine months of 2007 compared to net refunds of $23 million in the 2006 period.

Discontinued operations used cash of $120 million in the first nine months of 2007 and provided cash of $38 million in the first nine months of 2006.  The change was primarily due to increases in working capital and lower operating results in the 2007 period.

Investing Activities—Investing activities of continuing operations used cash of $610 million in the first nine months of 2007 and $20 million in the first nine months of 2006.  The increase in the first nine months of 2007 primarily reflected advances of $515 million to Equistar under revolving loan agreements executed in June 2007, using proceeds from the sale of the inorganic chemicals business discussed below, and a $92 million increase in net payments to discontinued operations to cover the deficiency in operating cash flow for the 2007 period discussed above.

Investing activities for the first nine months of 2007 also included the $1,089 million of cash proceeds from the sale of the worldwide inorganic chemicals business, which were used to reduce debt and for the above-noted advances to Equistar.

Investing activities of discontinued operations provided cash of $89 million in the first nine months of 2007 and used cash of $30 million in the first nine months of 2006.  Payments from Millennium’s continuing operations of $104 million and $12 million, respectively, in the first nine months of 2007 and 2006, were partially offset by capital expenditures of $15 million and $42 million in the respective periods.

Financing Activities—Financing activities of continuing operations used cash of $389 million in the first nine months of 2007 and $243 million in the first nine months of 2006 primarily for debt repayment.

In the first nine months of 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.  In the first nine months of 2006, Millennium purchased $149 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  In connection with the sale, Millennium repaid and terminated its revolving credit facilities of $125 million in the U.S., $25 million in Australia, €60 million in the U.K. and the term loan in Australia.  The outstanding balances under the Australian term loan and the credit facility in the U.K. were $50 million and $49 million, respectively, at May 15, 2007.

Financing activities of discontinued operations provided cash of $23 million in the first nine months of 2007 and used cash of $13 million in the first nine months of 2006.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.

Liquidity and Capital Resources—Millennium’s balance sheet remains highly levered.  As of September 30, 2007, total debt of continuing operations was $391 million, or approximately 52% of total capitalization.  At September 30, 2007, Millennium’s continuing operations had $29 million of cash on hand.  Millennium has outstanding letters of credit of $10 million at September 30, 2007.  Related cash collateral of $14 million is included in “Other assets, net” at September 30, 2007.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated by operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.  Millennium received $30 million of distributions from Equistar in the first nine months of 2007 and $111 million in the first nine months of 2006.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased.  As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof.  The Debenture redemption terms are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Current Report on Form 8-K dated May 29, 2007.  There were no changes in the redemption terms in the nine months ended September 30, 2007.  As of September 30, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  As of September 30, 2007, the amount of the Debentures that had been converted into shares of Lyondell common stock was not significant.

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

Equistar Liquidity and Capital Resources—At September 30, 2007, Equistar’s total debt, including current maturities, totaled $2.1 billion, or 57% of its total capitalization.  The current maturities included $400 million principal amount of Equistar’s 10.125% Senior Notes due 2008 and $515 million of notes payable to Millennium due upon demand.

At September 30, 2007, Equistar had cash on hand of $25 million, and the total amount available under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility totaled approximately $899 million, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $40 million at September 30, 2007, and $11 million of outstanding letters of credit under the revolving credit facility as of September 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at September 30, 2007.

In addition, total availability under the revolving loan agreements with Millennium subsidiaries was $600 million, while aggregate borrowings were $515 million at September 30, 2007.

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

Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 6 and 12 to Equistar’s Consolidated Financial Statements included in Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources” under Item 7 of Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no changes in the terms of the covenants in the nine months ended September 30, 2007.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

CURRENT BUSINESS OUTLOOK

In Millennium’s EC&D segment, Equistar’s product margins are being pressured by record high raw material costs, which are offsetting the benefit of recent sales price increases and necessitating further pricing initiatives.  The acetyls business expects to benefit from favorable market conditions, but results will be affected by higher ethylene prices and a fourth quarter 2007 planned maintenance turnaround.  The fragrance and flavors chemicals segment is expected to return to the performance levels experienced prior to the third quarter 2007, which was negatively affected by maintenance and outages.  The sale of the inorganic chemicals business has resulted in a significant reduction in Millennium’s debt and lower net interest expense.

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

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 13 to the Consolidated Financial Statements).

Item 3.  Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Millennium’s exposure to commodity price, foreign exchange and interest rate risk have decreased significantly as a result of the sale of the inorganic chemicals business and the repayment of certain variable rate debt; however, the relative level of commodity price risk continues for its remaining businesses.  At September 30, 2007 there were no outstanding derivative transactions.

Item 4.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, except as described below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance.  Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation.  Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation.  Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request.  As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases.  Indemnity coverage was not at issue in the Ohio court’s decision.  On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case.  On March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium.  On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers.  On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on August 8, 2006, the Supreme Court of the State of New York dismissed the declaratory judgment action as to all carriers except those that asserted cross claims against Millennium, which cross claims were stayed.  On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision.  This appeal was heard by the New York Supreme Court Appellate Division on October 3, 2007.  On October 25, 2007, the Appellate Division upheld the trial court’s dismissal of Lloyd’s, London’s declaratory judgment action.  The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

Millennium is currently named a defendant in 55 cases arising from Glidden’s manufacture of lead pigments. These cases are in various stages of the litigation process.  Ten cases have been dismissed, and the remainder of the cases are in various pre-trial stages.  Of the 45 open and active cases, most seek damages for personal injury and are brought by individuals, and twelve of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

Equistar— In May 2007, the Texas Commission on Environmental Quality (the “TCEQ”) notified Equistar that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility. Also in May 2007, legislative changes were finalized that impacted the manner in which TCEQ assesses penalties and could result in a substantial reduction in the assessed penalty.  In September 2007, the TCEQ staff issued a policy determination of the recent legislation which determination limits the potential reduction in the proposed penalty pursuant to such legislation.  Equistar continues discussions with TCEQ.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.

Equistar does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial position, liquidity or results of operation of Equistar.

Item 1A.  Risk Factors

There have been no material changes with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, except as described below:

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as potentially responsible parties at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also Note 15 to the Consolidated Financial Statements in Millennium’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Note 18 to the Consolidated Financial Statements in Millennium’s Current Report on Form 8-K dated May 29, 2007 and “Item 1.  Business—Environmental Capital Expenditures,” “Item 3.  Legal Proceedings – Environmental Matters,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2006.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

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

As a result of these discussions, new information has been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Millennium recognized $8 million in the first nine months of 2007 for additional estimated probable future remediation costs.  As of September 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Millennium with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At September 30, 2007, the balance of this liability was $62 million.

In addition, in 2004, Millennium recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

Millennium Chemicals Inc.

Dated: November 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)