Form 10-K
period 2007-12-31
MILLENNIUM CHEMICALS INC
filed 2008-03-31
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-12091

MILLENNIUM CHEMICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3436215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Two Greenville Crossing, 4001 Kennett Pike Suite 238, Greenville, Delaware	19807
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 652-7200

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

There is no established public trading market for the Registrant’s equity securities.  As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, all of the Registrant’s equity securities were held by affiliates.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with a reduced disclosure format.

PART I

Item 1.  Business

MILLENNIUM

Overview of the Business

Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”) is a manufacturer and marketer of chemicals, with 2007 revenues of $642 million and assets of approximately $959 million as of December 31, 2007.  On November 30, 2004, Lyondell Chemical Company (“Lyondell”) acquired Millennium in a stock-for-stock business combination.  On December 20, 2007, an indirect wholly owned subsidiary of LyondellBasell Industries AF S.C.A. (“LyondellBasell Industries,” formerly known as Basell AF S.C.A.) merged with and into Lyondell, and Lyondell and Millennium both are now indirect wholly owned subsidiaries of LyondellBasell Industries.

Millennium operates in one reportable business segment: chemicals.  Millennium’s chemicals business segment produces and markets: acetyls, which include vinyl acetate monomer (“VAM”), acetic acid and methanol; and fragrance and flavors chemicals.

Millennium also owns an equity interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), the balance of which is owned by Lyondell through other subsidiaries.  Millennium accounts for its interest in Equistar using the equity method.  In connection with LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, subsidiaries of Lyondell owning the portion of Equistar not held through subsidiaries of Millennium made non-pro rata capital contributions to Equistar and, as a result, Millennium’s indirect percentage ownership interest in Equistar was reduced from approximately 29.5% to approximately 21%.  Equistar operates in two reportable business segments:

•
Equistar’s chemicals business segment produces and markets ethylene, its co-products and derivatives.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Derivatives of ethylene in this segment include ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol.  Equistar’s chemicals business segment also produces gasoline blending components such as methyl tertiary butyl ether (“MTBE”) and alkylate.

•
Equistar’s polymers business segment produces and markets polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.

On May 15, 2007, Millennium sold its worldwide inorganic chemicals business to The National Titanium Dioxide Company Ltd (Cristal) in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of specified liabilities directly related to the business.  For a description of the sale, see Note 4 to the Consolidated Financial Statements.

Prior to Lyondell’s December 20, 2007 acquisition by LyondellBasell Industries, Millennium operated in the following two business segments:  ethylene, co-products and derivatives; and fragrance and flavors chemicals.  For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2007, see Note 21 to the Consolidated Financial Statements.

Additional Information Available

Millennium was incorporated under the laws of Delaware in 1996.  Its principal executive offices are located at Two Greenville Crossing, 4001 Kennett Pike, Suite 238, Greenville, Delaware.  Its telephone number is (713) 652-7200 and its website address is www.lyondellbasell.com.  Millennium’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through www.lyondellbasell.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Millennium has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K.  Millennium’s code of ethics, known as its Business Ethics and Conduct Policy, is part of the overall Lyondell Business Ethics and Conduct Policy.  It applies to all officers and employees of Millennium, including Millennium’s principal executive officer, principal financial officer, principal accounting officer and controller.  A copy of the Business Ethics and Conduct Policy is available at www.lyondellbasell.com free of charge.  In addition, Millennium intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Millennium’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information at www.lyondellbasell.com.

Information contained on Millennium’s website (www.lyondellbasell.com) or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

MILLENNIUM BUSINESSES

Overview

Millennium’s chemicals businesses produce and market: acetyls, including VAM, acetic acid and methanol, which is a raw material for acetic acid; and fragrance and flavors chemicals.

Millennium produces VAM and acetic acid at facilities in La Porte, Texas.  Millennium also owns an 85% interest in La Porte Methanol Company, which produces methanol at a plant in La Porte, Texas. The remaining 15% interest is owned by Linde AG (“Linde”).

Millennium also produces fragrance and flavors chemicals.  The Brunswick, Georgia and Jacksonville, Florida facilities manufacture terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets.  Millennium also supplies products for use in a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

The following table outlines:

•	the primary products of Millennium’s chemicals segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Millennium produces the primary products of its chemicals segment.

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

Product	Annual Capacity	Primary Uses

Vinyl Acetate Monomer (VAM)	820 million pounds	VAM is a petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.

Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.

Methanol	190 million gallons (a)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products.

Fragrance and Flavors Chemicals	(b)
Fragrance and flavors chemicals include terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets, and also include products used in applications such as chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

______________
(a)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by Millennium and 15% by Linde.
(b)
With respect to fragrance and flavors chemicals, Millennium frequently works closely with customers in developing products to satisfy the specific requirements of those customers, and capacity varies accordingly.

Marketing and Sales

Sales of VAM accounted for approximately 45% of Millennium’s total revenues in 2007, 48% in 2006 and 51% in 2005.  Sales of acetyls collectively accounted for approximately 81% of Millennium’s total revenues in 2007 and 2006 and 83% in 2005.  Sales of fragrance and flavors chemicals collectively accounted for approximately 18% of Millennium’s revenues in 2007, 19% in 2006 and 16% in 2005.

VAM is sold into domestic and export markets generally under multi-year contracts, and also on a spot basis.  Acetic acid that is not consumed internally for the production of VAM is sold into domestic and export markets generally under multi-year contracts, and also on a spot basis.  Contract pricing for sales of VAM and acetic acid generally is determined by market-based negotiation, market index or cost-based formulas.  Millennium also sells VAM to Equistar and acetic acid to both Lyondell and Equistar at market-based pricing.  VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck.  Millennium has bulk storage arrangements in Europe and South America to better serve its customers’ requirements in those regions.  Sales are made through a direct sales force, agents and distributors.

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

Fragrance ingredients are used primarily in the production of perfumes.  The major consumers of perfumes worldwide are soap and detergent manufacturers.  Millennium sells directly worldwide to major soap, detergent and fabric conditioner producers.  It also sells a significant quantity of product to the major fragrance compounders and to producers of cosmetics and toiletries.  Millennium’s supply agreements with customers are typically short-term in duration (up to one year).  Approximately 60% of Millennium’s 2007 fragrance and flavors chemicals sales were made outside the United States.  Sales are made primarily by Millennium directly, while agents and distributors are used in areas where volume does not justify full-time sales coverage.

No single customer of Millennium’s chemicals segment accounted for 10% or more of Millennium’s total revenues in 2007.

Raw Materials

The primary raw materials for the production of VAM are acetic acid and ethylene.  For VAM produced by Millennium, Millennium obtains its entire requirements for acetic acid from its internal production and buys all of its ethylene requirements from Equistar under a long-term supply contract based on market prices.  In 2007, Millennium used a large percentage of its acetic acid production to produce VAM.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. Millennium purchases its carbon monoxide from Linde pursuant to a long-term contract under which pricing is based primarily on cost of production.  La Porte Methanol Company, Millennium’s 85%-owned joint venture, supplies all of Millennium’s requirements for methanol production.  Natural gas is the primary raw material required for the production of methanol.

Millennium’s Jacksonville site has facilities for the fractionation of crude sulfate turpentine (“CST”), the key raw material used by Millennium for the production of fragrance ingredients. Through fractionation, the components of CST are separated into relatively pure individual materials, which are then used to ultimately produce a number of fragrance and flavors chemicals, including synthetic pine oil, anethole, l-carvone and coolants. The Brunswick site produces linalool, geraniol and dihydromyrcenol from the alpha-pinene component of CST.  Millennium believes it is the largest purchaser and distiller of CST in the world, based on the amount of CST processed.  CST is a by-product of the kraft papermaking process.  Millennium purchases CST from approximately 35 pulp mills in North America.  These purchases are made under long-term contracts in order to ensure a stable supply of CST.  Additionally, Millennium purchases quantities of CST, gum turpentine or derivatives from Indonesia, China, Europe and South America, as business conditions dictate.

Competition and Industry Conditions

The bases for competition in Millennium’s acetyls businesses are price, product performance, product quality, product delivery, reliability of supply and customer service.  Millennium competes globally with other large marketers and producers for sales of acetyls, including BP p.l.c., Celanese Corporation (“Celanese”), The Dow Chemical Company (“Dow”), Eastman Chemical Company, Methanex Corporation and Methanol Holdings Trinidad Limited.  Millennium is the second largest producer of VAM and acetic acid in North America and the fourth largest producer of VAM and acetic acid worldwide, based on 2007 published rated production capacity.

Millennium competes in the fragrance and flavors chemicals businesses primarily on the basis of price, quality, service and on its ability to produce its products to the technical and quality specifications of its customers.  Millennium works closely with many of its customers in developing products to satisfy the specific requirements of those customers.  Since Millennium’s supply agreements with customers are typically short-term in duration (up to one year), Millennium’s fragrance and flavors chemicals businesses are substantially dependent on long-term customer relationships based upon quality, innovation and customer service.  From time to time, a customer may change the formulations of an end-product into which one of Millennium’s fragrance ingredients is used, which may affect demand for that ingredient.  The major competitors with respect to fragrance and flavors chemicals are BASF SE, Derives Resiniques Et Terpeniques (DRT), DSM, Kuraray Co. LTD and International Flavors & Fragrances Inc.

EQUISTAR BUSINESSES

Millennium owns an approximately 21% interest in Equistar, a joint venture with Lyondell.  Millennium accounts for its interest in Equistar using the equity method.  The following is a description of Equistar’s two reportable business segments: chemicals; and polymers.

Chemicals Segment

Overview

Equistar’s chemicals business segment produces ethylene, co-products and derivatives at ten facilities located in four states in the U.S.  Ethylene co-products include propylene, butadiene and aromatics, which include benzene and toluene.  Ethylene derivatives include EO, EG and other EO derivatives, as well as ethanol.  Equistar also produces gasoline blending components, such as MTBE and alkylate.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.  Ethylene and its co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

The following table outlines:

•	the primary products of Equistar’s chemicals segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces the primary products of its chemicals segment.

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

Products	Annual Capacity	Primary Uses
Ethylene	10.8 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and vinyl acetate monomer.
Ethylene Co-Products:
Propylene	4.8 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.
Butadiene	1.2 billion pounds
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

Products	Annual Capacity	Primary Uses
Ethylene Derivatives:
Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (c)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.
Ethylene Glycol (EG)	1.4 billion pounds (c)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.
Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.
Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.
Gasoline Blending Components:
Methyl Tertiary Butyl Ether (MTBE)	284 million gallons (18,500 barrels/day) (d)	MTBE is a high octane gasoline blending component.
Alkylate	337 million gallons (e)	Alkylate is a high octane gasoline blending component.

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

(c)
Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility.  The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by E. I. du Pont de Nemours and Company (“DuPont”).

(d)	Includes up to 44 million gallons/year of capacity produced for and returned to Lyondell.
(e)	Includes up to 172 million gallons/year of capacity produced for and returned to Lyondell.

Marketing and Sales

Equistar produces ethylene at six sites located in three states.  Ethylene produced by Equistar generally is consumed internally as a raw material in the production of derivatives and polymers, or is shipped by pipeline to customers.  For the year ended December 31, 2007, approximately 72% of Equistar’s ethylene, based on sales dollars, was used by Equistar’s ethylene derivatives or polymers facilities or sold to related parties at market-related prices.  The sales to related parties during 2007 include significant ethylene sales, pursuant to a long-term ethylene supply agreement, to Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”)).  Occidental owned 5.5% of Lyondell’s outstanding common stock until selling the remainder of its Lyondell common stock in open market transactions from May 2007 through July 2007. See Note 6 to the Consolidated Financial Statements.  Sales of ethylene accounted for approximately 11% of Equistar’s total revenues in 2007, 12% in 2006 and 13% in 2005.

Ethylene co-products are manufactured by Equistar primarily at four facilities in Texas.  The Morris, Illinois and Clinton, Iowa facilities also produce moderate quantities of propylene.

Equistar consumes propylene as a raw material for the production of polypropylene and also sells propylene to Lyondell and other subsidiaries of LyondellBasell Industries at market-related prices.  Equistar’s propylene production that is not consumed internally or sold to related parties generally is sold under multi-year contracts.  In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Equistar supplies 700 million pounds of propylene annually to Sunoco.  Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis.  Sales of propylene accounted for approximately 20% of Equistar’s total revenues in each of 2007 and 2006 and 18% in 2005.

Equistar generally sells its butadiene under multi-year contracts.  Equistar sells benzene and toluene to Lyondell at market-related prices.  Of the benzene and toluene production that is not sold to related parties, most of the benzene generally is sold under multi-year contracts and most of the toluene is sold under annual contracts.  Equistar also sells benzene produced by Lyondell, which it purchases from Lyondell at market-related prices.  Equistar serves as Lyondell’s sole agent to market toluene produced by Lyondell and receives a marketing fee for such services. Sales of benzene and toluene accounted for less than 10% of Equistar’s total revenues in 2007 and 2006 and 10% in 2005.

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

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture between Equistar and DuPont in Beaumont, Texas.  The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines.  EO and EG typically are sold under multi-year contracts, with market-based pricing.  Glycol ethers and ethanolamines are sold primarily into the solvent and distributor markets at market prices.  EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.  The vast majority of the ethylene derivatives products are sold in North America, primarily through Equistar’s sales organization.  Sales agents are generally engaged to market the ethylene derivatives products in the rest of the world.

MTBE and alkylate are gasoline blending components.  Equistar produces MTBE at two facilities in Texas and produces alkylate at one facility in Texas.  MTBE and alkylate are produced as derivatives of the ethylene co-products produced by Equistar.

MTBE produced at one of the two Channelview units and at the Chocolate Bayou plant is sold to Lyondell at market-related prices.  MTBE is produced for Lyondell at the second Channelview unit for a processing fee.  Equistar produces alkylate for and returns alkylate to Lyondell for a processing fee, and also sells alkylate both under short-term contracts and on a spot basis.  MTBE and alkylate, whether individually or collectively, accounted for less than 10% of Equistar’s total revenues in 2007, 2006 and 2005.

Other than Lyondell, which accounted for approximately 13% of Equistar’s total revenues in 2007, no single chemicals segment customer accounted for 10% or more of Equistar’s total revenues in 2007.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”).  Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”).  NGLs include ethane, propane and butane.  The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

The flexibility to consume a wide range of raw materials has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability.  Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane.  This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant.  For example, published reports indicated that during 2007 the advantage ranged from 2.6 cents to 5.5 cents.  The costs of producing ethylene from heavy liquids and NGLs can change daily, based on the relative values of crude oil and natural gas, as well as the relative values of the products generated through the use of those raw materials.  As a result, there have been in the past, and could continue to be in the future, periods of time when the use of heavy liquids does not provide an advantage or is disadvantaged versus the use of NGLs.  Equistar has the capability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.  Equistar’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Equistar’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products.  As a result, Equistar’s heavy liquids requirements for these businesses are sourced globally via a mix of contractual and spot arrangements.  Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities.  A large portion of Equistar’s NGLs requirements for these businesses are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market.  Equistar also obtains a portion of its heavy liquids requirements for these businesses from Lyondell’s refinery at market-related prices.  Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Equistar also purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the ethylene derivatives products is ethylene.  Equistar’s ethylene derivatives facilities generally can receive their ethylene directly from Equistar’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.

MTBE and alkylate are produced as derivatives of ethylene co-products produced by Equistar.  Equistar purchases all of its methanol requirements from Lyondell at market-based prices.

The raw materials for the chemicals segment are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

With respect to ethylene, its co-products and derivatives, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for ethylene, its co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at approximately 5%, with more than 90% of these additions in the Middle East and Northeast Asia.  The average worldwide demand growth is expected to lag this rate by less than 1%.  In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008.  Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Equistar competes with other large domestic marketers and producers for sales of ethylene, its co-products and derivatives, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Dow, Eastman Chemical Company, Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation, Ineos and Shell Chemical Company.  Equistar’s ethylene rated capacity at December 31, 2007 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity.  Based on published rated production capacities, Equistar is the second largest producer of ethylene in North America.  North American ethylene rated capacity at December 31, 2007 was approximately 78 billion pounds per year, with approximately 76% of that North American capacity located along the Gulf Coast.

The markets for fuels products tend to be volatile as well as cyclical as a result of changing crude oil and refined product prices. Crude oil prices are impacted by worldwide political events, the economics of exploration and production and refined products demand. Prices and demand for fuels products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels.  Industry fuels products supply is dependent on industry operating capabilities and on long-term refining capacity.  Growth in demand for fuels products without comparable growth in U.S. supply or imports has led to tight fuels products supply conditions in the U.S.  All of the MTBE produced by Equistar is sold by Lyondell with Lyondell’s MTBE production.  The most significant MTBE competitor is Saudi Basic Industries Corp. (“SABIC”).  MTBE also faces competition from products such as ethanol and other octane components.  Equistar competes with refiners and other olefins manufacturers for sales of alkylate.

Polymers Segment

Overview

Equistar’s polymers business segment produces polyolefins, including polyethylene (high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”)) and polypropylene.  Equistar’s polymers business is operated as part of the overall LyondellBasell Industries polymers business.

Equistar produces polymers at seven facilities located in four states in the U.S.  Equistar’s polymers products are used in consumer and industrial applications ranging from food and beverage packaging to housewares and construction materials.

The following table outlines:

•	the primary products of Equistar’s polymers segment;
•	annual processing capacity as of December 31, 2007; and
•	the primary uses for those products.

See “Item 2. Properties” for the locations where Equistar produces the primary products of its polymers segment.

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

Product	Annual Capacity	Primary Uses
Polyethylene:
High density polyethylene (HDPE)	3.1 billion pounds
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

Low density polyethylene (LDPE)	1.5 billion pounds
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

Marketing and Sales

Equistar manufactures polyethylene using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities.  HDPE accounted for approximately 12% of Equistar’s total revenues in 2007, 2006 and 2005, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 21% of Equistar’s total revenues in each of 2007, 2006 and 2005.

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

Equistar manufactures polypropylene at its Morris, Illinois facility.  Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

Polymers primarily are distributed by railcar or truck.  The vast majority of Equistar’s polymers products are sold in North America, primarily through Equistar’s sales organization.  Sales agents are generally engaged to market Equistar’s polymers products in the rest of the world.  Approximately 9% of Equistar’s polymers, based on sales dollars, were exported from the United States during 2007, with 61% of those export sales to Mexico, South America and Central America.

Other than Lyondell, which accounted for approximately 13% of Equistar’s total revenues in 2007, no single polymers segment customer accounted for 10% or more of Equistar’s total revenues in 2007.

Raw Materials

The primary raw material for the production of polyethylene is ethylene.  Substantially all of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s ethylene facilities in Equistar’s chemicals business segment.  Equistar’s polyethylene facilities generally can receive their ethylene directly from Equistar’s ethylene facilities via its pipeline system, pipelines owned by unrelated parties or on-site production.  However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases.

The primary raw material for the production of polypropylene is propylene.  The polypropylene facility at Morris, Illinois receives propylene from Equistar’s propylene facilities located on-site, as well as unrelated parties.

The raw materials for polymers are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.  Historically, raw material availability for polymers has not been an issue.  For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

Competition in the polymers businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service.  Industry consolidation has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for polymers, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity.  In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates.  It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.  However, Equistar expects that global polyethylene capacity additions over the next five years, primarily in the Middle East and Northeast Asia, will exceed the average annual worldwide demand growth by 1% per year.   Over the next five years Equistar expects that global polypropylene capacity additions will exceed the average annual worldwide demand growth by slightly more than in the case of polyethylene.  Capacity share figures for Equistar and its competitors, discussed below, are based on completed production facilities.

Equistar competes with other large marketers and producers for sales of polymers, including ChevronPhillips, Dow, ExxonMobil, Formosa Plastics Corporation, Ineos, NOVA Chemicals Corporation, TOTAL and Westlake Polymers.  Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The rated capacity of Equistar’s polyethylene units as of December 31, 2007 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America.

ENVIRONMENTAL CAPITAL EXPENDITURES

Millennium and its joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures.  Millennium spent less than $1 million in the years ended December 31, 2007 and 2006 and approximately $2 million in the year ended December 31, 2005, for environmentally related capital expenditures at existing facilities.  Millennium currently estimates that environmentally related capital expenditures at its facilities will be less than $1 million for 2008 and $1 million in 2009.

In the years ended December 31, 2007, 2006 and 2005, Equistar spent approximately $51 million, $60 million and $62 million, respectively, for environmentally related capital expenditures at existing facilities.  Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $30 million for 2008 and $10 million in 2009.  The high levels of capital expenditures in 2006 and 2005 reflected increased spending on projects related to air emission reductions and wastewater management principally at Equistar’s Gulf Coast plants.  Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the Environmental Protection Agency (“EPA”).  Emission reduction controls were installed at each of Equistar’s six facilities in the Houston/Galveston region to comply prior to the November 2007 deadline.

For additional information regarding environmentally related capital expenditures, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Millennium—Millennium conducts fragrance and flavors chemicals research at its technology center in Jacksonville, Florida, and acetyls research is conducted at Lyondell’s technology center in Newtown Square, Pennsylvania.  Millennium’s research and development expenditures were $3 million in 2007, $4 million in 2006 and $2 million in 2005.

Millennium maintains an extensive patent portfolio and continues to file new patent applications related to its acetyls and fragrance and flavors businesses.  As of December 31, 2007, Millennium owned approximately 20 United States patents and approximately 50 worldwide patents.  Millennium owns trademarks and trademark registrations in the United States and in other countries, including the “Millennium” trade name.  Millennium does not regard its business as being materially dependent upon any single patent, trademark or license.

Equistar—Equistar conducts research and development principally at its technology centers in Cincinnati, Ohio and Chocolate Bayou, Texas.  Research also is conducted at Lyondell’s technology center in Newtown Square, Pennsylvania.  Equistar’s research and development expenditures were $37 million in 2007, $34 million in 2006 and $33 million in 2005.  In addition, as part of the acquisition of Lyondell by LyondellBasell Industries, $22 million of the purchase price allocated by LyondellBasell Industries to Equistar was assigned to in-process research and development (“IPR&D”).  Accordingly, Equistar’s results of operations include a charge of $22 million of the value of the IPR&D.

Equistar maintains an extensive patent portfolio and continues to file new patent applications related to its businesses.  As of December 31, 2007, Equistar owned approximately 255 United States patents and approximately 395 worldwide patents.  Equistar owns trademarks and trademark registrations in the United States and in other countries, including the “Equistar” trade name.  Equistar does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

Millennium—At December 31, 2007, Millennium had approximately 265 full-time and part-time employees, none of which were represented by labor unions.  In addition to its own employees, Millennium uses the services of Lyondell and Equistar employees, and may use the services of LyondellBasell Industries’ employees, pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business.  Millennium believes that its relations with its employees are good.

Equistar—At December 31, 2007, Equistar employed approximately 3,330 full-time and part-time employees.  Approximately 4% of Equistar’s employees are covered by collective bargaining agreements.  In addition to its own employees, Equistar uses the services of Lyondell and Millennium employees, and may use the services of LyondellBasell Industries’ employees, pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business.  Equistar believes that its relations with its employees are good.

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

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses.  The costs of raw materials and energy used for acetyls and Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  The costs of energy and certain raw materials remain at high levels, and a weak U.S. dollar adds to the volatility in Millennium and its joint ventures’ raw material costs.  There have been, and will likely continue to be, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on their results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce liquidity and cash flow for Millennium and its joint ventures.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Millennium’s or its joint ventures’ results of operations.  See “Millennium and its joint ventures sell commodity products in highly competitive global markets and face significant price pressures” below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources.  This environment has in the past caused and may in the future cause a reduction in Millennium’s or Equistar’s exports, and has in the past reduced and may in the future reduce the competitiveness of U.S. and European producers.  It also has in the past increased the competition for product sales within North America and Europe, as production that would otherwise have been sold in other geographic regions was instead offered for sale in these regions, resulting in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, for Millennium and its joint ventures, there are a limited number of suppliers for some of their raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located.  In addition, for some products of Millennium and its joint ventures, the facilities and/or distribution channels of raw material suppliers and Millennium and its joint ventures form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials.  If one or more of Millennium’s or its joint ventures’ significant suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are otherwise sourced, or supplies are otherwise disrupted, Millennium’s or its joint ventures’ businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Millennium’s and its joint ventures’ other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

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

The chemical industry experienced tight supply in many product areas and increased demand as the global economy improved during the past several years. As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs.  However, it is uncertain whether business conditions will remain positive. The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Millennium’s and its joint ventures’ results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue, could lead to another period of oversupply and poor profitability.

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

Millennium believes that global events have had an impact on its acetyls business and Equistar’s businesses in recent years and may continue to do so.  In addition, a number of Millennium’s and its joint ventures’ products are highly dependent on durable goods markets, such as the construction and automotive markets, which also are cyclical and impacted by many of the external factors referenced above.  Many of Millennium’s and its joint ventures’ products are components of other chemical products that, in turn, are subject to the supply-demand balance of the chemical industry and general economic conditions.  The volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs, and the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

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

In addition, Millennium and its joint ventures face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than Millennium and its joint ventures, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit Millennium’s and its joint ventures’ ability to increase product sales prices in response to raw material and other cost increases, or could cause Millennium and its joint ventures to reduce product sales prices to compete effectively, which could reduce their profitability.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude.  In addition, their ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for their products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Millennium and its joint ventures may suffer decreasing profits if raw material reductions occur at a slower rate than decreases in the selling prices of their products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements.  Significant adverse resolution of any such disputes also could reduce profitability.

If the Lyondell businesses (including Millennium’s businesses) are not successfully integrated with the historical Basell businesses, unanticipated costs may be incurred and operations may be disrupted.

The process of effectively integrating Basell and Lyondell into one company will require significant managerial and financial resources.  The costs and time required to integrate these businesses into one organization could cause the interruption of, or a loss of momentum in, the activities of any one, or several, of the operations of the constituent entities, including Lyondell.  A failure to successfully integrate Lyondell with Basell’s legacy business operations within the expected time frame could adversely affect the business, financial condition and results of operations of Lyondell and Millennium.  The acquisition also may expose Lyondell, and therefore Millennium, to certain additional risks, including:

•
difficulties arising from LyondellBasell Industries operating a significantly larger and more complex organization and adding Lyondell’s operations (including those of Millennium) to Basell’s legacy operations;

•
difficulties in the assimilation of the assets and operations of the Lyondell businesses (including those of Millennium) with the assets and operations of Basell, especially when the assets are in business segments not shared historically by both companies or involve joint venture partners;

•	the loss of, or difficulty in attracting, customers, business partners or key employees as a result of uncertainties associated with the acquisition or otherwise;

•	customers and business partners being unwilling to continue doing business with Millennium on the same or similar terms as a result of the acquisition;

•	challenges associated with the implementation of changes in management in connection with the acquisition and the integration of the combined company management team;

•	difficulties in consolidating the workforces;

•	the diversion of attention from other business concerns;

•	difficulties arising from coordinating geographically disparate organizations, systems and facilities;

•	difficulties arising from coordinating and consolidating corporate and administrative functions, including integration of internal controls and procedures;

•	unforeseen legal, regulatory, contractual, labor or other issues; and

•	the failure to realize expected profitability or growth.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined.

Millennium’s and its joint ventures’ operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Millennium and its joint ventures cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Millennium and its joint ventures also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at their current or former facilities or chemicals that they manufacture, handle or own.  In addition, because the products of Millennium and its joint ventures are components of a variety of other end-use products, Millennium and its joint ventures, along with other members of the chemical industry, are inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on Millennium’s or its joint ventures’ operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Millennium or its joint ventures to pay claims, and could reduce their operating results.

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as potentially responsible parties at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also Note 18 to the Consolidated Financial Statements, “Item 1.  Business—Environmental Capital Expenditures,” “Item 3.  Legal Proceedings – Environmental Matters” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters.”  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

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

In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river.  The estimated costs for these remedial options ranged from $0 to $2.5 billion. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that any single remedy among those options represented the highest-cost reasonably possible outcome.

In 2004, Millennium recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. Environmental Protection Agency took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River. As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, Millennium recognized $47 million during 2007 and $2 million in 2006 for additional estimated probable future remediation costs.

As of December 31, 2007, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At December 31, 2007, the balance of the liability related to the river was $98 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At December 31, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.

Other Regulatory Requirements—In addition to the matters described above, Millennium and its joint ventures are subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of its facilities, and the transportation, exportation or registration of its products.  Although Millennium and its joint ventures have compliance programs and other processes intended to ensure compliance with all such regulations, Millennium and its joint ventures are subject to the risk that their compliance with such regulations could be challenged.  Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance.  The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings.  These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal.  One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court. On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Millennium and its joint ventures own and operate large-scale facilities, and their operating results are dependent on the continued operation of their various production facilities and the ability to complete construction and maintenance projects on schedule.  Material operating interruptions at Millennium’s or its joint ventures’ facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Millennium as a whole, during and after the period of such operational difficulties.

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

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shut down of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Millennium and its joint ventures also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers’ compensation and other matters.

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

Conflicts of interest between LyondellBasell Industries, Lyondell, Equistar and/or Millennium could be resolved in a manner that may be perceived to be adverse to Millennium and/or Equistar.

Lyondell owns approximately 79% of Equistar, and Millennium owns the remaining approximately 21% of Equistar.  Millennium and Equistar are indirect wholly owned subsidiaries of Lyondell and, as a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Lyondell, Equistar and Millennium are indirect wholly owned subsidiaries of LyondellBasell Industries.  All executive officers of Lyondell, Millennium and Equistar and all members of Lyondell’s Board of Directors, Equistar’s Partnership Governance Committee and Millennium’s Board of Directors also serve as officers of LyondellBasell Industries.  Conflicts of interest may arise between LyondellBasell Industries, Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for LyondellBasell Industries, Lyondell, Equistar and/or Millennium, and conflicts of interest could be resolved in a manner that may be perceived to be adverse to Millennium and/or Equistar.

Millennium and Equistar depend to a significant degree on Lyondell for the administration of their businesses, and Equistar has product supply arrangements with its owners.  If those parties do not fulfill their obligations under the arrangements, Millennium’s and/or Equistar’s revenues, margins and cash flow could be adversely affected.

Lyondell and Equistar and parties related to them have various agreements and transactions with Millennium.  For example, Millennium is party to shared services, loaned employee and operating arrangements with Lyondell and Equistar pursuant to which Lyondell, Equistar and Millennium provide many administrative and operating services to each other.  Lyondell provides to Millennium and Equistar services that are essential to the administration and management of Millennium’s and Equistar’s businesses, which from time to time may include information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax services.  Accordingly, Millennium and Equistar depend to a significant degree on Lyondell for the administration of their businesses.  If Lyondell did not fulfill its obligations under the shared services arrangement, it would disrupt Millennium’s and Equistar’s businesses and could have a material adverse effect on their businesses and results of operations.  In addition, Equistar has product supply agreements with Lyondell and Millennium pursuant to which Equistar sells a substantial amount of its products.  Equistar expects to continue to derive a significant portion of its business from transactions with these parties.  If they are unable or otherwise cease to purchase Equistar’s products, Equistar’s revenues and margins and, therefore, Millennium’s cash flow could be adversely affected.

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

Risks Relating to Debt

Millennium’s available cash, access to additional capital and business and future prospects could be limited by its significant amount of debt and other financial obligations and the current weak condition of the capital markets.

At December 31, 2007, Millennium had $328 million of consolidated debt, including the current portion of long-term debt.  Also at that date, Millennium had guaranteed $18.3 billion and €1.8 billion of debt of related parties.  In addition, Equistar had $236 million of consolidated debt (including $80 million owed to Millennium).

In addition, Millennium has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2008 and beyond as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Millennium’s level of debt and other obligations could have significant adverse consequences on its business and its future prospects, including that it could:

•
make Millennium more vulnerable to a downturn in its businesses, its industry or the economy in general as a significant percentage of its cash flow from operations is required to make payments on its indebtedness, making it more difficult to react to changes in its business and in market or industry conditions;

•
require Millennium to dedicate a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the availability of its cash flow to grow its business and to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•
constrain its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, on satisfactory terms or at all, especially given the current weak environment in the capital markets;

•	make it more difficult for it to satisfy its financial obligations;

•	place it at a competitive disadvantage as compared to competitors that have less debt and lower debt service requirements; and

•	make it more vulnerable to increases in interest rates since part of its indebtedness is, and any future debt may be, subject to variable interest rates.

For a discussion regarding Millennium’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The substantial level of indebtedness and other financial obligations of Millennium, as well of LyondellBasell Industries generally, also increases the possibility that Millennium, or another borrower whose obligations are guaranteed by Millennium, may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of its indebtedness and other financial obligations.  If Millennium, or another borrower for which Millennium or one of its subsidiaries is a guarantor, were unable to pay principal and interest on debt, a default would exist under the terms of that debt instrument, which could have significant adverse consequences for Millennium.  See “Failure to comply with debt covenants or to pay principal and interest when due could result in an acceleration of debt.”

Millennium requires a significant amount of cash to service indebtedness, and the ability of each to generate cash depends on many factors beyond their control.

The ability of Millennium to make payments on and refinance its indebtedness depends on its ability to generate cash from its directly held businesses and on the performance of its subsidiaries and Equistar and their ability to make distributions.  Because a substantial portion of Millennium’s operations are conducted by its subsidiaries and Equistar, its cash flow and ability to repay debt are dependent in part upon cash dividends and distributions or other transfers from them.  Equistar and Millennium’s subsidiaries are separate and distinct legal entities.  Payment of dividends and distributions by them to Millennium may be subject to restrictions under applicable law.

The businesses of Millennium and its subsidiaries and Equistar may not generate sufficient cash flow from operations to meet debt service obligations and Millennium may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond the control of Millennium and its subsidiaries and Equistar affect their economic performance and accordingly Millennium’s ability to make these payments and refinancings.  These factors are discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section.

Further, the ability of Millennium and its subsidiaries to fund capital expenditures and working capital may depend on the availability of funds from external sources.  Since Lyondell acquired Millennium, it has not contributed additional cash to it.  If that practice continues, Lyondell’s cash flow would not be available to fund cash needs of Millennium.  In addition, Millennium and its subsidiaries do not currently have access as borrowers to any lines of credit or other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service obligations and funds are not available from Lyondell or under future lines of credit or other liquidity facilities, if any, Millennium and its subsidiaries may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, they may need to refinance debt, obtain additional financing or sell assets, which they may not be able to do on reasonable terms, if at all.

Although Millennium is highly leveraged, its parent may cause it to pay dividends for the benefit of the parent and its affiliates.  The debt agreements to which Millennium is subject do not restrict its ability to pay dividends.  Cash used to pay dividends would not be available to pay principal of or interest on Millennium's debt, to make capital expenditures or for other uses in its business.

Millennium’s variable rate obligations subject it to interest rate risk and in addition interest rates under the Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of December 31, 2007, Millennium was an obligor with respect to variable rate borrowings under the Senior Secured Credit Facilities and the Interim Loan of approximately $19,444 million.  Although Millennium and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted Euro Interbank Offered Rate (“EURIBOR”) and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Inventory-Based Credit Facility bears interest at floating rates.  In addition, the applicable margin under the Interim Loan (and under any Extended Loan into which it may be converted) will increase by an additional 0.50% on June 18, 2008 and at the end of each three-month period thereafter.  The applicable margin under the Interim Loan (and any such Extended Loan) also is subject to change based on the ratings assigned to indebtedness of LyondellBasell Industries.

Despite current indebtedness levels, Millennium and its subsidiaries may still be able to incur or guarantee substantially more debt.  This could increase the risks associated with its substantial level of financial obligations.

Millennium and its subsidiaries, as well as Equistar, may be able to incur or guarantee substantial additional indebtedness in the future.  Although Millennium’s debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.  Among other things, Millennium may guarantee additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Inventory-Based Credit Facility.  See “—Liquidity and Capital Resources” section under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If Millennium and its subsidiaries and/or Equistar incur or guarantee additional financial obligations above the existing levels, the risks associated with their substantial level of financial obligations would increase.

The terms of the Senior Secured Credit Facilities, the Interim Loan, the Basell Notes due 2015, and the Asset Based Facilities may restrict Millennium’s current and future operations, particularly its ability to respond to changes or to take certain actions.

The Senior Secured Credit Facilities, Interim Loan, Basell Notes due 2015 and Asset-Based Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on Millennium, as well as on LyondellBasell Industries, and may limit Millennium’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Millennium’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities and Asset-Backed Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters the Fixed Charge Coverage Ratio (as defined) of LyondellBasell Industries, on a consolidated basis, is less than 1.10:1.0, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more, unless, on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.  The ability to meet those financial ratios and other requirements can be affected by events beyond the control of Millennium and, over time, these covenants may not be satisfied.

Failure to comply with covenants or to pay principal and interest when due could result in an acceleration of debt.

A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facilities, Interim Loan, Asset Based Facilities or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities and the Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Facilities and the Interim Loan and the counterparties under the Asset-Based Inventory Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Millennium’s available cash.  If the obligations under the Senior Secured Credit Facilities, the Interim Loan, the Asset Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium or one or more of its subsidiaries could be forced into bankruptcy or liquidation.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control.  Millennium’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

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

•	legal, tax and environmental proceedings,
•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,
•	the cyclical nature of the chemical industry,
•	current and potential governmental regulatory actions in the U. S. and in other countries,
•	terrorist acts and international political unrest,
•	risks of doing business outside the U.S., including foreign currency fluctuations,
•	Millennium’s abilitiy to service its indebtedness,
•	available cash and access to capital markets,
•	competitive products and pricing pressures,
•	technological developments, and
•	Millennium’s ability to implement its business strategies, including integration with LyondellBasell Industries.

Any of these factors, or a combination of these factors, could materially affect Millennium’s future results of operations (including those of its joint ventures) and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of future performance, and Millennium’s actual results (including those of its joint ventures) and future developments may differ materially from those projected in the forward-looking statements.  Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.  See “Item 1.  Business,” “Item 1A.  Risk Factors,” “Item 3.  Legal Proceedings,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A.  Disclosure of Market Risk” for additional information about factors that may affect Millennium’s businesses and operating results (including those of its joint ventures).  These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Millennium does not intend to update these statements unless securities laws require it to do so.

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

As a result of Lyondell’s acquisition by LyondellBasell Industries AF S.C.A., Millennium’s assets and liabilities were revalued to reflect the values assigned in accounting for the purchase of Lyondell.  To recognize the application of a different basis of accounting following the acquisition, the consolidated financial statements present separately the periods prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  For purposes of presenting Management’s Discussion and Analysis of Financial Condition and the Results of Operations, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

Item 2.  Properties

Principal Manufacturing Facilities

The principal manufacturing facilities are set forth below, and are identified by the principal Millennium or Equistar segment or segments using the facility.  The facilities are wholly owned, except as otherwise noted below.

Location	Segment	Principal Products
Millennium Facilities

Brunswick, Georgia	Chemicals	Fragrance and Flavors Chemicals

Jacksonville, Florida	Chemicals	Fragrance and Flavors Chemicals

La Porte, Texas †	Chemicals	VAM and Acetic Acid

La Porte, Texas (a)	Chemicals	Methanol

Equistar Facilities

Bayport (Pasadena), Texas †*	Chemicals	EO, EG and other EO Derivatives

Bayport (Pasadena), Texas (b)†	Polymers	LDPE

Beaumont, Texas (c)†	Chemicals	EG

Channelview, Texas (d)†*	Chemicals	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE

Chocolate Bayou, Texas (e)(f)†	Chemicals	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE

Chocolate Bayou, Texas (e) †*	Polymers	HDPE

Clinton, Iowa †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and HDPE

Corpus Christi, Texas †*	Chemicals	Ethylene, Propylene, Butadiene and Benzene

Fairport Harbor, Ohio *	Polymers	Performance Polymers

La Porte, Texas †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE and LLDPE

Lake Charles, Louisiana (g)	Chemicals	Ethylene and Propylene

Matagorda, Texas †*	Polymers	HDPE

Morris, Illinois †*	Chemicals	Ethylene and Propylene
	Polymers	LDPE, LLDPE and Polypropylene

Newark, New Jersey	Chemicals	Denatured Alcohol

Tuscola, Illinois †	Chemicals	Ethanol

Victoria, Texas (f)†*	Polymers	HDPE
_________________________
†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	The facility, or portions of the facility, as applicable, owned by Equistar are mortgaged as collateral for Lyondell’s credit facility.
(a)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.
(b)	The facility is located on leased land. The facility is owned by Equistar and operated by an unrelated party.
(c)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by an unrelated party. The facility is located on leased land.
(d)
The Channelview facility has two ethylene processing units owned by Equistar.  An unrelated party owns an idled facility at the site on land leased from Equistar.  Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Equistar within the Channelview facility.

(e)	Millennium and Occidental each contributed to Equistar a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.

(f)	The facility is located on leased land.
(g)
The Lake Charles facility has been idled since the first quarter of 2001.  Although Equistar retains the physical ability to restart or sell that facility, in the third quarter of 2006   Equistar determined that it had no expectation of resuming production at that facility. The facility and land are leased from Occidental under a lease that expires in May 2009.

Other Locations and Properties

Millennium—Lyondell provides office space to Millennium in Greenville, Delaware as part of a shared services arrangement.  Millennium also has barge docking facilities and related equipment for loading and unloading raw materials and products.  Millennium leases railcars for use in its businesses.

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

In 2004, Millennium received requests from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with an informal inquiry into the previously disclosed restatement of Millennium’s financial statements for the years 1998 through 2002 and for the first quarter of 2003.  Millennium has complied with all such requests received.  On November 26, 2007, Millennium was notified that the Securities and Exchange Commission had completed its investigation and did not intend to recommend any enforcement action.

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

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance.  Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation.  Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation.  Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request.  As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases.  Indemnity coverage was not at issue in the Ohio court’s decision.  On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below.  On March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium.  On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers.  On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on August 8, 2006, the Supreme Court of the State of New York dismissed the declaratory judgment action as to all carriers except those that asserted cross claims against Millennium, which cross claims were stayed.  On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision.  This appeal was heard by the New York Supreme Court Appellate Division on October 3, 2007.  On October 25, 2007, the Appellate Division upheld the trial court’s dismissal of Lloyd’s, London’s declaratory judgment action.  In addition to the declaratory judgment action initiated by certain Lloyd’s, London underwriters, certain excess carriers filed cross-claims in New York seeking similar declaratory relief.  These claims were initially stayed and were subsequently dismissed on September 18, 2007.  On December 28, 2007, some, but not all, of these excess carriers filed a notice of appeal of the trial court’s dismissal.  The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business.  As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period.  With the exception of two cases described below, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period.  Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period.  The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it.  As Millennium has not paid either a settlement or any judgment, its indemnification claims have not been finally resolved.  The only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business include as parties a current Millennium subsidiary and an alleged predecessor company.  One case filed by the New York City Housing Authority remains inactive.  The other matter is a personal injury case in Ohio. On January 25, 2007, the Ohio Court of Appeals affirmed summary judgment in favor of Millennium and its co-defendants and, on June 20, 2007, the Ohio Supreme Court declined to hear plaintiff’s appeal.

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

Since the beginning of 2007, 29 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 26 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 26 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $181 million as of December 31, 2007.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.  For additional information regarding environmental matters, including the liability related to the Kalamazoo River Superfund Site, see “Item 1A.  Risk Factors—Risks Relating to the Businesses—Millennium’s and its joint ventures’ operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 18 to the Consolidated Financial Statements.

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

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Millennium’s La Porte facility and Equistar’s Channelview facility and seeking civil penalties of $179,520 and $167,000, respectively, have been included as part of this lawsuit.  Millennium and Equistar do not believe that the ultimate resolution of this matter will have a material adverse effect on their respective businesses, financial positions, liquidity or results of operations.

Equistar—In May 2007, the TCEQ notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility and that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility.  These matters were later combined with a similar small matter at Channelview and resolved in December 2007 for a penalty of $182,316.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.  In December 2007, the penalty was reduced to $126,400 in resolution of this matter.

Indemnification

Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of December 31, 2007, Millennium has not accrued any significant amounts for such indemnification obligations and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium. Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Millennium does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. There is no established public trading market for the common stock of Millennium.  As a result of Lyondell’s acquisition of Millennium and LyondellBasell Industries’ acquisition of Lyondell, Millennium is an indirect wholly owned subsidiary of LyondellBasell Industries.

Millennium did not pay dividends on its common stock during 2006 and 2007.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Sucessor	Predecessor
	For the period from December 21 through December 31, 2007 (a)	For the period from January 1 through December 20, 2007 (a)	For the Year Ended December 31,
Millions of dollars			2006	2005	2004	2003
Results of Operations Data:
Sales and other operating revenues	$26	$616	$602	$610	$559	$515
Income (loss) from equity investment in Equistar after push down debt	- -	(64)	181	221	81	(100)

Income (loss) from continuing operations after push down debt (b)	(6)	(7)	108	45	(5)	(78)
Balance Sheet Data:
Total assets	959		2,414	2,532	2,584	2,398
Long-term debt:
Push down debt	350		- -	- -	- -	- -
Debt of Millennium	170		767	859	1,382	1,445
Cash Flow Data:
Cash provided by (used in) -
Operating activities	33	(264)	193	275	195	(92)
Investing activities	(1)	1,005	(65)	(60)	(41)	(48)
Financing activities	(1)	(843)	(290)	(272)	(38)	205
__________

(a)
As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the value assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  The effects of recording Millennium’s share of Equistar’s push down debt resulted in a $1,666 million reduction to zero of Millennium’s investment in Equistar.  In addition, Millennium recorded $350 million of push down debt for which Millennium is not the primary obligor, but which it has guaranteed and which was used by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”).  See Notes 7 and 13 to Millennium’s Consolidated Financials.

(b)
The Predecessor 2007 period included after-tax benefits of $62 million related to settlements of income tax issues.  In 2006 and 2005, Millennium recognized an after-tax benefit of $25 million and an after-tax change of $19 million, respectively, related to change in estimates for prior year income tax items.  The 2004 loss before cumulative effect of accounting change included after-tax business combination costs of $33 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium” or “the Company”), and the notes thereto.

In addition to comparisons of annual operating results, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2007 operating results to third quarter 2007 operating results.  Millennium’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas and naphtha benchmark price references are to industry prices operated by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell Chemical Company (“Lyondell”) and, as a result, Lyondell became an indirectly wholly owned subsidiary of Basell and Basell was renamed LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  On November 30, 2004, Lyondell acquired Millennium in a stock-for-stock business combination. As a result, Millennium is a wholly owned subsidiary of Lyondell.

From December 20, 2007, Millennium’s consolidated financial statements reflect a revaluation of Millennium’s assets and liabilities to the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Millennium has recognized in its financial statements $350 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar (collectively, “push down debt”) through a reduction to zero of the carrying value of its investment in Equistar.  As a result, Millennium’s equity interest in Equistar’s loss during the 11-day Successor period was offset by adjustment to return Millennium’s investment in Equistar to zero.  For the foreseeable future, Millennium’s investment in Equistar will be similarly adjusted for Millennium’s interest in Equistar profit or loss.

Millennium recognized pushdown debt to the extent allowed under the indenture governing Millennium’s 7.625% Senior Debentures due 2026.  Under the indenture, Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined.  .

While the accompanying consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”) to recognize the application of a different basis of accounting, management believes that combining the 2007 Successor and Predecessor periods results in a more meaningful comparison of 2007 and 2006 results of operations and cash flows.  Where appropriate, such as the impact of the step up to fair value on depreciation and amortization expense and the impact of acquisition-related debt on interest expense, the purchase accounting effects are addressed.  A discussion of the 11-day Successor period results and cash flows is also presented.

The combined Predecessor and Successor period results for 2007, which are discussed in these “Results of Operations,” are presented in the following table:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	Through	through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Sales and other operating revenues	$26	$616	$642	$602	$610
Cost of sales	35	515	550	537	541
Selling, general and administrative expenses	- -	99	99	50	78
Research and development expenses	- -	3	3	4	2
Other	- -	- -	- -	- -	1
Operating income (loss)	(9)	(1)	(10)	11	(12)
Interest expense	4	(2)	2	(67)	(115)
Interest income	- -	23	23	4	4
Other expense, net	- -	(13)	(13)	(4)	(22)
Income (loss) from equity investment in Equistar Chemicals, LP	(14)	(64)	(78)	181	221
Effect of push-down debt on loss from equity investment in Equistar Chemicals, LP	14		14
Provision for (benefit from) income taxes	- -	(50)	(50)	17	31
Income (loss) from continuing operations	(5)	(7)	(12)	108	45
Income (loss) from discontinued operations, net of tax	- -	292	292	51	(17)
Loss before push down debt	(5)
Interest expense on push-down debt	(1)		(1)
Net income (loss)	$(6)	$285	$279	$159	$28

OVERVIEW

General—Millennium, a manufacturer and marketer of chemicals, primarily acetyls and fragrance and flavors chemicals, is a wholly owned subsidiary of Lyondell Chemical Company (“Lyondell”).  As a result of the acquisition of Lyondell by LyondellBasell Industries AF S.C.A. (“LyondellBasell Industries”), Millennium reassessed segment reporting based on the current management structure, including the impact of the integration of Millennium’s businesses into the LyondellBasell Industries portfolio of businesses.  Based on this analysis, Millennium concluded that it operates in, and management is focused on, one reportable segment, the chemicals segment.

Millennium has an ownership interest in Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), which is accounted for by Millennium using the equity method.  Other subsidiaries of Lyondell hold the remaining interest in Equistar.  Equistar’s results of operations are reviewed below on a 100% basis.

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

2007 Versus 2006—In 2007 compared to 2006, Millennium’s results were primarily impacted by a loss from its equity investment in Equistar.  During 2007 compared to 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Equistar experienced lower profitability as higher average sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense.

Acetyls products benefited from higher product margins primarily as a result of higher average sales prices and lower per unit costs for vinyl acetate monomer (“VAM”).  The lower 2007 VAM per unit costs reflected higher capacity utilization rates and the reduction of outside processing costs as a result of the termination of a VAM processing agreement at the end of 2006.  The business environment for fragrance and flavors chemicals in 2007 was comparable to 2006; however, 2007 results reflected the effects of outages and maintenance.

2006 Versus 2005—In 2006 compared to 2005, the acetyls business benefited from higher market sales prices for methanol.  Overall raw material and energy costs were higher in 2006 compared to 2005 due to higher average market prices for ethylene, which were only partly offset by lower average market prices for natural gas.  Fragrance and flavors chemicals continued to show stable performance.

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

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues were $642 million in 2007, $602 million in 2006 and $610 million in 2005.  The 7% increase in revenues in 2007 compared to 2006 was primarily due to the effect of higher average sales prices partially offset by 2% lower sales volumes.  The 1% decrease in 2006 revenues compared to 2005 primarily reflected the effects of lower average sales prices.

Cost of Sales—Millennium’s cost of sales was $550 million in 2007, $537 million in 2006 and $541 million in 2005.  The 2% increase in 2007 compared to 2006 was primarily due to higher raw material and energy costs as well as costs related to planned and unplanned maintenance.  Cost of sales of $537 million in 2006 and 2005 was comparable to $541 million in 2005.

SG&A Expenses—SG&A expenses were $99 million in 2007, $50 million in 2006 and $78 million in 2005.  The $49 million increase in SG&A expenses in 2007 compared to 2006 was primarily due to higher provisions of $39 million for estimated environmental remediation costs and higher legal expenses in 2007.  The $28 million decrease in SG&A expenses in 2006 compared to 2005 was principally due to $31 million of lower provisions for environmental remediation costs in 2006.  Higher compensation and employee benefit costs in 2006 were substantially offset by lower legal expenses and other costs compared to 2005.

Operating Income—Millennium had an operating loss of $10 million in 2007 compared to operating income of $11 million in 2006.  The $21 million decrease in 2007 reflected the higher estimated environmental remediation costs and legal fees, partially offset by higher product margins for the chemicals business segment as higher average sales prices more than offset the increase in raw material and other costs.

Millennium had operating income of $11 million in 2006 compared to an operating loss of $12 million in 2005.  The increase in 2006 compared to 2005 was primarily the result of the $31 million of lower provisions for estimated environmental remediation costs, partially offset by lower product margins.  The lower product margins in 2006 reflected the effect of higher energy and raw material costs, which were only partially offset by higher average sales prices.

Interest Expense—Interest expense for 2007, excluding the effect of $1 million of interest expense on push-down debt, was a credit of $2 million in 2007, while interest expense was $67 million in 2006 and $115 million in 2005.  Interest expense in the 2007 period reflected a $49 million reversal of interest accruals related to the settlement of prior year income tax issues.  The remaining decreases in 2007 and 2006 reflected repayments of debt since May 2005 of $1,086 million, of which $483 million was in 2007.  See the “Financing Activities” section of “Financial Condition” below for a description of the repayment of debt during 2007, 2005 and 2006.

Other Income (Expense), net—Millennium had other expense, net, of $13 million in 2007, $4 million in 2006 and $22 million in 2005.  Other expense, net, in 2007, 2006 and 2005 included charges related to debt prepayments of $15 million, $7 million and $10 million, respectively; while other expense, net, in 2005 also included $9 million of charges related to other investments.

Income (loss) from Equity Investment in Equistar—Millennium’s equity investment in Equistar, excluding the effect of Millennium’s share of Equistar’s push down debt, resulted in a loss of $78 million in 2007 and income of $181 million and $221 million in 2006 and 2005, respectively.  As a result of push-down debt, Millennium’s $14 million loss from its equity investment in Equistar in the Successor period was reduced to zero, decreasing the 2007 loss from $78 million to $64 million.  See Note 7 to the Consolidated Financial Statements.  Equistar’s operating results are reviewed in the discussion of the Income (loss) from Equity Investment below.

Income Taxes—In 2007, after giving effect to push-down debt, Millennium had a benefit from income taxes of $50 million on a pretax loss of $63 million.  The push-down debt resulted in reductions in the benefit from income taxes and pretax loss of $5 million and $13 million, respectively.  Millennium’s effective income tax rates were 81% in 2007, 13% in 2006 and 41% in 2005 and reflected changes in estimates for prior year items in each of the years.  These included reductions in estimates of $30 million and $25 million during 2007 and 2006, respectively, and a $19 million increase in estimate in 2005.

Income (loss) from Continuing Operations—Millennium reported a loss from continuing operations of $21 million in 2007 and income of $108 million and $45 million, respectively, in 2006 and 2005.  As a result of push-down debt, Millennium’s loss from continuing operations was reduced from $21 million to $13 million.  The $121 million decrease in profitability in 2007 compared to 2006 primarily reflected after-tax decreases of $159 million in income from Millennium’s equity investment in Equistar partly offset by a $44 million after-tax decrease in interest expense.  The remaining net decrease reflected the higher SG&A and debt prepayment expenses, partly offset by favorable tax adjustments.

The $63 million improvement in 2006 compared to 2005 reflected a $31 million benefit from income tax effects and after-tax increases totaling $46 million related to lower interest expense and higher operating income.  These improvements were partly offset by the $26 million after-tax decrease in income from Millennium’s equity investment in Equistar.

Income (Loss) from Discontinued Operations, Net of Tax—Millennium had income from discontinued operations, net of taxes, of $292 in 2007 and $51 million in 2006 and a loss of $17 million in 2005. The income in 2007 was primarily due to the May 15, 2007 sale of the discontinued operations, which resulted in a $289 million after-tax gain.  See Note 4 to the Consolidated Financial Statements for additional Information.  The $68 million increase in profitability in 2006 primarily reflected a $71 million benefit from income tax effects and an after-tax increase in other income (expense), net, of $18 million, partially offset by lower operating income of $16 million, after-tax.

Net income (loss)—Millennium’s net income, excluding the effect of debt push down, was $271 million in 2007, $159 million in 2006 and $28 million in 2005.  As a result of debt push down, Millennium’s 2007 net income increased from $271 million to $279 million reflecting the after-tax effect of reducing Millennium’s loss from equity investment in Equistar in the Successor period to zero.  The remaining increases in net income are described above in the “Income (Loss) From Continuing Operations” and “Income (Loss) from Discontinued Operations, Net of Tax” sections.

Fourth Quarter 2007 versus Third Quarter 2007—Millennium had a net loss from continuing operations, excluding the effect of debt push down, of $19 million in the fourth quarter 2007 compared to net income of $9 million in the third quarter 2007.  As a result of the effect of debt push down described above, Millennium’s fourth quarter 2007 loss was reduced from $19 million to $11 million.  The fourth quarter 2007 reflected after-tax decreases of $53 million in income from Millennium’s equity investment in Equistar and $25 million due to the higher provisions for estimated environmental remediation costs, partially offset by $37 million attributable to favorable income tax effects and lower net interest expense, after tax.  The decrease in Equistar’s fourth quarter 2007 results compared to the third quarter 2007 reflected lower product margins, as higher raw material costs were only partly offset by higher average sales prices, the negative effect of a longer than planned outage for a maintenance turnaround at a Gulf Coast ethylene plant and, to a lesser extent, the effect of lower sales volumes.

Income (Loss) from Equity Investment in Equistar

The following review of Equistar’s operating results is on a 100% basis.

General—Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene.  Equistar also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol; and gasoline blending components, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as polypropylene.  As a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar reassessed segment reporting based on the current management structure, including the impact of the integration of Equistar’s businesses into the LyondellBasell Industries portfolio of businesses.  Based on this analysis, Equistar concluded that management is focused on the chemicals segment and the polymers segment.

2007 Versus 2006—During 2007 compared to 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during 2007.  As discussed below, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2007, reaching record levels late in 2007.  In 2007 compared to 2006, U.S. market demand for ethylene increased an estimated 2.5% and U.S. domestic and export demand for polyethylene increased an estimated 3.2%.

Equistar experienced lower profitability as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense, and lower average ethylene and polyethylene sales prices during 2007.  Results for 2006 included a charge of $135 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

2006 Versus 2005—During 2006 and 2005, the markets for Equistar’s ethylene products generally continued to experience favorable supply and demand conditions.  Raw material costs averaged higher in 2006 compared to the already high levels experienced in 2005, resulting primarily from the effect of higher average crude oil prices.  Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005.  U.S. market demand increased an estimated 4.2% for ethylene and an estimated 6.1% for polyethylene in 2006 compared to 2005.

Equistar’s operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which were substantially offset by higher costs, primarily higher raw material costs, compared to 2005.  Results for 2006 included the impairment charge of $135 million.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

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

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2007	Percent Increase	2006	Percent Increase (Decrease)	2005

Crude oil – dollars per barrel	72.23	9%	66.03	17%	56.44
Natural gas – dollars per million BTUs	6.81	4%	6.53	(14)%	7.58
NWE Naphtha – dollars per barrel	75.91	21%	62.70	19%	52.79
Weighted average cost of ethylene production – cents per pound	37.98	22%	31.05	5%	29.58
Ethylene – cents per pound	48.75	1%	48.08	9%	44.21
Propylene – cents per pound	50.41	10%	45.83	12%	40.75
Benzene – cents per gallon	361.67	11%	326.33	13%	289.88
HDPE – cents per pound	73.25	3%	71.42	6%	67.29

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil.  During the first half of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table above.  Prices for WTI crude oil realigned with other benchmark crude oil prices during the latter half of 2007.  WTI crude oil prices increased from $58 per barrel in early January 2007, to $96.01 per barrel at the end of December 2007.

Similarly, while natural gas prices were relatively stable, ethane prices rose significantly during 2007, reaching record levels.  These increases were indicative of the pressure on the cost of Lyondell’s raw materials, both crude oil-based and NGL-based.

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005.  Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005.  As a result, raw material costs averaged higher in 2006 compared to 2005.

Successor Period—The $122 million net loss in the Successor period was primarily due to $57 million of interest on push-down debt and a $22 million charge for acquisition-related in-process research and development (“IPR&D”), sales of inventory carried at fair value as a result of the acquisition.  The IPR&D charge was not tax deductible.

Revenues—Equistar’s revenues of $13,494 million in 2007 were 6% higher compared to revenues of $12,765 million in 2006.  The higher revenues in 2007 reflected the effects of higher average sales prices for gasoline blending components and for co-products, principally benzene compared to 2006.  Sales volumes in 2007 were comparable to 2006.  Revenues of $12,765 million in 2006 increased 9% compared to revenues of $11,686 million in 2005.  The higher revenues in 2006 reflected the effects of higher average sales prices compared to 2005.  Sales volumes in 2006 were comparable to 2005.

Net Income (Loss)—Equistar had a net loss of $338 million in 2007 compared to net income of $614 million in 2006.  The decrease was primarily attributable to the lower operating income compared to 2006, charges totaling $109 million related to debt prepayments in 2007 and $57 million of interest expense on push-down debt for which Equistar is not the primary obligor.

Equistar had net income of $614 million in 2006 compared to $748 million in 2005.  The $134 million decrease was primarily attributable to the $135 million impairment charge. Operationally, higher 2006 sales prices were substantially offset by higher costs, primarily higher raw material costs.

Fourth Quarter 2007 versus Third Quarter 2007—Equistar had a net loss of $379 million in the fourth quarter 2007 compared to net income of $22 million in the third quarter 2007.  Fourth quarter 2007 operating results included $57 million of interest expense on push-down debt for which Equistar is not the primary obligor.  Fourth quarter 2007 underlying operating results reflected lower product margins, as higher raw material costs were only partly offset by higher average sales prices, the negative effect of a longer than planned outage for a maintenance turnaround at a Gulf Coast ethylene plant and, to a lesser extent, the effect of lower sales volumes.  Fourth quarter 2007 sales volumes for chemicals and polymers products decreased 7% compared to the third quarter 2007 partly due to the maintenance turnaround.

Segment Analysis

The following table reflects summarized financial information for Millennium’s chemicals segment.  Other operating loss includes income and expense not identified with the chemicals business, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

	For the year ended December 31,
Millions of dollars	2007	2006	2005
Sales and other operating revenues:
Chemicals	$639	$593	$599
Other	3	9	11

Operating income (loss):
Chemicals	$69	$43	$48
Other	(79)	(32)	(60)

Chemicals segment sales volumes:
Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	604	644	712
Acetic acid (pounds)	598	589	546
Methanol (gallons)	49	52	64
Fragrance and flavors chemicals (pounds)	50	48	42

Chemicals Segment

Revenues—Chemicals revenues of $639 million in 2007 were 8% higher compared to revenues of $593 million in 2006.  The increase in 2007 was primarily due to the effects of higher average sales prices and higher sales volumes for acetic acid.

Chemicals revenues of $593 million in 2006 were 1% lower compared to revenues of $599 million in 2005, primarily due to lower sales volumes that were substantially offset by the effects of higher average sales prices.  The decrease in sales volumes in 2006 compared to 2005 primarily reflected 10% lower sales volumes for VAM reflecting lower sales to U.S. and Asian markets.  The increase in average sales prices was primarily due to higher average sales prices for methanol.

Operating Income—The chemicals segment had operating income of $69 million in 2007 compared to $43 million in 2006.  The increase in 2007 was primarily attributable to higher product margins, which primarily reflected the effects of higher average sales prices and the termination, in 2006, of the VAM processing agreement.

Operating income was $43 million in 2006 compared to $48 million in 2005.  The $5 million decrease was primarily due to lower sales volumes in 2006, which had a $4 million negative effect.

Other

Other operations include Millennium’s unallocated operating expenses that are not identified with the reportable chemicals business segment, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

Other operating losses were $79 million in 2007, $32 million in 2006 and $60 million in 2005.  Other operating losses included $51 million of accruals for estimated environmental remediation costs and $16 million of legal fees in 2007; $12 million of accruals for estimated environmental remediation costs in 2006; and $43 million of accruals for estimated environmental remediation costs and $13 million of charges related to other investments in 2005.

FINANCIAL CONDITION

Operating, investing, and financing activities of continuing operations for the combined Predecessor and Successor periods of 2007, which are discussed below, are presented in the following table:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	Through	through	Combined	Predecessor
	December 31,	December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2007	2006	2005
Source (use) of cash:
Operating activities	$33	$(139)	$(106)	$154	$211
Investing activities	(1)	(173)	(174)	(51)	262
Financing activities	(1)	(767)	(768)	(256)	(361)

Operating Activities—Operating activities of continuing operations used cash of $106 million in 2007 and provided cash of $154 million in 2006 and $211 million in 2005.  The $260 million change in 2007 compared to 2006 primarily reflected $170 million of lower distributions of earnings from Equistar and the effects of income tax payments.  As reflected in “Other, net,” payments to Lyondell for U.S. federal income tax were $135 million in 2007 compared to net refunds of $24 million in 2006. Changes in the main components of working capital used cash of $1 million in 2007 and $40 million in 2006.

The $57 million decrease in operating cash flow in 2006 compared to 2005 was primarily due to increased cash usage related to the main components of working capital – accounts receivable and inventories, net of accounts payable - and $44 million of lower distributions of earnings from Equistar.  Although higher compared to 2005, net income in 2006 included reversals of previous tax-related liabilities, which did not provide cash.

A net increase in the main components of working capital used cash of $40 million in 2006 compared to a net decrease in 2005 that provided cash of $47 million.  The increase in 2006 was primarily due to a $35 million increase in cash used by accounts payable, and a $13 million increase in cash used by accounts receivable.  The cash used to reduce accounts payable primarily reflected the timing of payments for shared services provided by Equistar.

Operating activities of discontinued operations used cash of $125 million in 2007 and provided cash of $39 million in 2006 and $64 million in 2005.  The change in 2007 was primarily due to increases in working capital and lower operating results in 2007.

Investing Activities—Investing activities of continuing operations used cash of $174 million in 2007, $51 million in 2006 and provided cash of $262 million in 2005.  The increase in cash used in 2007 primarily reflected net advances of $80 million to Equistar under revolving loan agreements executed in June 2007, using proceeds from the sale of the inorganic chemicals business discussed below, and a $64 million increase in net payments to discontinued operations for operating cash flow purposes in 2007 discussed above.

The cash provided in 2005, primarily reflected net payments and distributions from the inorganic chemicals business of $269 million related to the repatriation of earnings of non-U.S. subsidiaries.  See discussion of discontinued operations below.

Capital expenditures were $23 million in 2007, $12 million in 2006 and $7 million in 2005.  Millennium’s capital expenditures for this three-year period primarily included replacement capital projects and certain environmental, cost reduction, and yield-improvement projects.  Planned capital spending in 2008 is projected to be approximately $7 million, primarily for base asset support and projects to improve manufacturing efficiency.

Net cash provided by investing activities in 2007 included the $1,089 million of cash proceeds from the sale of Millennium’s worldwide inorganic chemicals business, which were used to reduce debt and for the above-noted advances to Equistar.  See Note 4 to the Consolidated Financial Statements and “Financing Activities” below.

Investing activities of discontinued operations provided cash of $89 million in 2007 and used cash of $14 million in 2006 and $322 million in 2005.  During the 2007 period, advances of funds from continuing operations increased $64 million, while capital expenditures of discontinued operations decreased $38 million compared to the 2006 period.  The cash used in 2005 primarily reflected $269 million of payments and distributions to affiliates included in the continuing operations of Lyondell.  See discussion of continuing operations above.

Financing Activities—Financing activities of Millennium’s continuing operations used cash of $768 million in 2007, $256 million in 2006 and $361 million in 2005.  The cash used in the three-year period ended December 31, 2007 primarily reflected repayments of long-term debt.

In connection with the acquisition of Lyondell by LyondellBasell Industries, Millennium repaid $106 million principal amount of its 4% Senior Convertible Debentures using a combination of Lyondell common stock and cash valued at $380 million.  Pursuant to the indenture governing the Debentures, the Debentures were convertible at a conversion rate of 75.7633 Lyondell shares of common stock per one thousand dollar principal amount of the Debentures.  The remaining $44 million principal amount of the Debentures outstanding at December 31, 2007 was converted into cash of $158 million and paid in January 2008.

Also in 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million.  In addition, Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

In 2006, Millennium purchased $158 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million.

In 2005, Millennium purchased $342 million principal amount of its 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026, paying a total premium of $10 million.  See “Liquidity and Capital Resources” below regarding the May 2005 credit facility amendment, which permitted the purchases, and other amendments to the Millennium credit facility.  Additionally in 2005, Millennium paid a cash dividend totaling $6 million to minority interests and received a contribution of $6 million from Lyondell.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  In connection with the sale, Millennium repaid and terminated its revolving credit facilities of $125 million in the U.S., $25 million in Australia, €60 million in the United Kingdom (“U.K.”) and the term loan in Australia.  The outstanding balances under the Australian term loan and the credit facility in the U.K. were $50 million and $49 million, respectively, at May 15, 2007.

Financing activities of discontinued operations provided cash of $23 million in 2007, used cash of $34 million in 2006 and provided cash of $89 million in 2005.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.  The 2005 and 2006 activity primarily reflects borrowing of $100 million in 2005 under the Australian senior term loan and related repayments of $29 million in 2006.

Liquidity and Capital Resources—As of December 31, 2007, total debt, including current maturities, under which Millennium is the primary obligor, was $328 million.  In addition, as a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recognized in its financial statements $350 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor, and reduced its investment in Equistar by $1,666 million to zero to reflect the push down by Equistar of debt of LyondellBasell Industries guaranteed by Equistar in excess of its partners’ capital (see Notes 1, 7 and 13 to the Consolidated Financial Statements).  Millennium does not expect that it will be required to fund the push-down debt in the foreseeable future.

At December 31, 2007, Millennium had $51 million of cash on hand.  Millennium has outstanding letters of credit of $10 million at December 31, 2007.  Related cash collateral of $3 million is included in “Other assets, net” at December 31, 2007.

Millennium is a limited guarantor of certain debt of the Basell Group and Lyondell.  Millennium’s guarantee is limited by formula to approximately 15% of Millennium’s Consolidated Net Tangible Assets, as defined.

The guaranteed Basell Group debt includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million).  The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid, prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.

In addition, Millennium is a limited guarantor under a Senior Secured Credit Facility and a senior secured inventory-based credit facility entered into on December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries.  Lyondell and other subsidiaries of the Basell Group are borrowers under the Senior Secured Credit Facility, which includes a six-year $2,000 million term loan A facility due 2013; a seven-year $7,550 million and €1,300 million term loan B facility due 2014; and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Lyondell, Equistar and a subsidiary of the Basell Group are borrowers under the five-year $1,000 million inventory-based credit facility.  Under the indenture for Millennium’s 7.625% Senior Debentures due 2026, Millennium may not incur additional indebtedness in excess of 15% of Millennium Consolidated Net Tangible Assets, as defined, which was $2,331 million at December 31, 2007.

At December 31, 2007 amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B, and Lyondell borrowings included $1,500 million borrowed under term loan A and $7,475 million under term loan B.  At December 31, 2007, borrowings of $100 million were outstanding under the inventory-based credit facility, all on the part of Lyondell.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium and Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $20 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Millennium, as well as for the group as a whole.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Millennium has recognized debt of $350 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

In November 2007, Moody’s Investors Service (“Moody’s”) lowered its ratings for LyondellBasell Industries to B1 to reflect the substantial amount of debt assumed by LyondellBasell Industries in its acquisition of Lyondell on December 20, 2007.  The Standard & Poor’s Rating Services (“S&P”) corporate rating for LyondellBasell Industries is B+.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Millennium received $30 million, $170 million and $214 million, respectively, of distributions from Equistar during 2007, 2006 and 2005.  Subsequent to December 31, 2007, LyondellBasell Industries’ operating cash flows have been reduced by a number of significant but anticipated requirements, including the usual first quarter seasonality patterns such as annual rebate settlements and bonus payments, coupled with scheduled one-time compensation and other payments in connection with the acquisition of Lyondell by LyondellBasell Industries, as well as costs associated with the closing of LyondellBasell Industries’ acquisition of Solvay’s engineering plastics business and the expected closing of LyondellBasell Industries’ acquisition of Shell’s refinery at Berre, France as of April 1, 2008.  First quarter operating cash flows of LyondellBasell Industries have been further impacted by the unanticipated increase in raw material prices, which increased net working capital, and the somewhat weaker operating performance of Equistar’s ethylene-related products business.

To enhance the Company’s liquidity position on March 27, 2008, LyondellBasell Industries entered into a $750 million committed revolving facility with an affiliate of Access Industries.  Borrowings under the line are available to Lyondell and a subsidiary of the Basell Group.

Millennium believes that conditions will be such that its cash balances, cash generated from operating activities and cash distributions from Equistar, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through Lyondell and LyondellBasell Industries, will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Millennium’s indenture contains certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 13 to Millennium’s Consolidated Financial Statements.

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of certain liabilities directly related to the business.  The inorganic chemicals business’ 2006 annual sales were approximately $1.4 billion and total assets at December 31, 2006 were $1.4 billion, of which $55 million was goodwill.

Effects of a breach—A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Interim Loan, inventory-based credit facility, Accounts Receivable Securitization Facility or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the inventory-based credit facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facility and the Interim Loan and the counterparties under the inventory-based credit facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Millennium’s available cash.  If the obligations under the Senior Secured Credit Facility, the Interim Loan, the inventory-based facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium or one or more of its subsidiaries could be forced into bankruptcy or liquidation.

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

Contractual and Other Obligations—The following table summarizes as of December 31, 2007, Millennium’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2008		2009		2010		2011		2012		Thereafter
Long-term debt:
Push-down debt	$350	$	- -	$	- -	$	- -	$	- -	$	- -	$350
Debt of Millennium	328		158		- -		- -		- -		- -	170
Interest on long-term debt:
Push-down debt	347		18		19		18		19		18	255
Interest on long-term debt of Millennium	297		37		37		37		37		37	112
Pension benefits:
PBO	521		37		36		34		34		34	346
Assets	(510)		- -		- -		- -		- -		- -	(510)
Funded status	11
Other postretirement benefits	21		2		2		2		2		2	11
Other	206		- -		19		19		19		19	130
Deferred income taxes	221		30		36		39		39		40	37
Other obligations:
Purchase obligations	98		14		9		9		9		9	48
Operating leases	14		8		4		2		- -		- -	- -
Total	$1,893		$304		$162		$160		$159		$159	$949

Long-Term Debt—Millennium’s long term debt includes debt obligations under which Millennium is the primary obligor.  The push-down debt of $350 million represents debt for which Millennium is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.  Millennium does not anticipate that it will be required to fund the push-down debt in the foreseeable future.  See Note 13 to the Consolidated Financial Statements for a discussion of covenant requirements under the indentures and additional information regarding long-term debt.

Interest—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt.  These payment obligations, including interest on push-down debt for which Millennium is not the primary obligor, are reflected in the table above.  Millennium does not anticipate that it will be required to fund the obligation related to push-down debt.

Pension Benefits—Millennium maintains several defined benefit pension plans as described in Note 16 to the Consolidated Financial Statements.  At December 31, 2007, the projected benefit obligation for Millennium’s pension plans exceeded the fair value of plan assets by $11 million.  Subject to future actuarial gains and losses, as well as actual asset earnings, Millennium, together with its consolidated subsidiaries, will be required to fund the $11 million, with interest, in future years.  Millennium’s pension contributions, including contributions for discontinued operations, were $14 million in 2007, $24 million in 2006 and $28 million in 2005.  Required contributions for continuing operations are expected to be approximately $1 million for 2008.  Estimates of pension benefit payments through 2012 are included in the table above.

Other Postretirement Benefits—Millennium provides other postretirement benefits, as described in Note 16 to the Consolidated Financial Statements.  Other postretirement benefits are unfunded and are paid by Millennium as incurred.

Other—Other primarily consists of liabilities for environmental remediation costs, and $10 million related to unrecognized tax benefits, which are not scheduled during the first five years.  Actual cash tax payments, if any, are subject to the timing of audits by tax authorities and subsequent negotiation and arbitration of disputed items.

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

Equistar Liquidity and Capital Resources—At December 31, 2007, total debt, including current maturities of $27 million and related party notes payable of $80 million, under which Equistar is the primary obligor was $236 million.  In addition, as a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recognized in its financial statements a total of $17,692 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor.  As a result of recognizing in its financial statements the push-down debt, Equistar has a $9.6 billion deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

At December 31, 2007, Equistar had cash on hand of $60 million.  Total unused availability under various liquidity facilities available to Equistar through Lyondell was $634 million as of December 31, 2007 after giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, and included the following:

•
$150 million under Lyondell’s $1,150 million Accounts Receivable Securitization Facility, which matures in December 2012.  The agreement currently permits the sale of up to $1,150 million of total interest in domestic accounts receivable of Lyondell, including Equistar and Houston Refining.  The outstanding amount of accounts receivable sold under the Accounts Receivable Securitization Facility was $1,000 million at December 31, 2007.

•
$584 million in total under a five-year $1,000 million senior secured inventory-based credit facility of Lyondell and a subsidiary of the Basell Group, after giving effect to the borrowing base net of $316 million of outstanding letters of credit under the inventory-based credit facility as of December 31, 2007.  The borrowing base is determined using a formula applied to inventory balances.  At December 31, 2007, the outstanding borrowing under the inventory-based credit facility was $100 million, all on the part of Lyondell.

The Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility, at the option of Lyondell, and in the case of the senior secured inventory-based credit facility, Lyondell and a subsidiary of the Basell Group, may be increased, provided that the total aggregate amount of increase in the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility does not exceed $600 million.

Equistar is a guarantor of certain debt of the Basell Group and Lyondell.  The Basell Group debt includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million).  The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.

Equistar is also committed to lend amounts to Lyondell under a $2,000 million revolving loan agreement, which had $44 million outstanding at December 31, 2007, and through the accounts receivable sales facility with Lyondell.  Under the accounts receivable sales facility with Lyondell, Equistar sells substantially all of its domestic accounts receivable to a subsidiary of Lyondell in exchange for, at the option of Lyondell, a combination of cash and promissory notes from the subsidiary.  It is anticipated that Equistar and Lyondell will replace the $2,000 million revolving loan agreement with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

In addition, Equistar is a guarantor under the Senior Secured Credit Facility entered into on December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries.  Lyondell and other subsidiaries of the Basell Group are borrowers under the Senior Secured Credit Facility, which includes a six-year $2,000 million term loan A facility due 2013; a seven-year $7,550 million and €1,300 million term loan B facility due 2014; and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Equistar is also a guarantor for amounts borrowed under the senior secured inventory-based credit facility by Lyondell and other subsidiaries of Lyondell and a U.S.-based subsidiary of the Basell Group.

At December 31, 2007, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B, and Lyondell borrowings included $1,500 million borrowed under term loan A and $7,475 million under term loan B.  At December 31, 2007, borrowings of $100 million were outstanding under the inventory-based credit facility, all on the part of Lyondell.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $20 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Equistar has recognized debt of $17,692 million for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

The Senior Secured Credit Facility, Accounts Receivable Securitization Facility, senior secured inventory-based credit facility and the Senior Secured Interim Loan contain restrictive covenants, including covenants that establish maximum levels of annual capital expenditures and require the maintenance of specified financial ratios by LyondellBasell Industries on a consolidated basis.  These covenants, as well as debt guarantees, are described in Note 13 to Equistar’s Consolidated Financial Statements.  See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

The indenture governing Equistar’s 7.55% Notes due 2026 contains restrictive covenants.  These covenants are described in Note 13 to Equistar’s Consolidated Financial Statements.

Equistar’s future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  Equistar believes that conditions will be such that cash balances, cash generated from operating activities, cash generated from funding under various liquidity facilities available to Equistar through Lyondell and LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

Subsequent to December 31, 2007, LyondellBasell Industries’ operating cash flows have been reduced by a number of significant but anticipated requirements, including the usual first quarter seasonality patterns such as annual rebate settlements and bonus payments, coupled with scheduled one-time compensation and other payments in connection with the acquisition of Lyondell by LyondellBasell Industries, as well as costs associated with the closing of LyondellBasell Industries’ acquisition of Solvay’s engineering plastics business and the expected closing of LyondellBasell Industries’ acquisition of Shell’s refinery at Berre, France as of April 1, 2008.  First quarter operating cash flows have been further impacted by the unanticipated increase in raw material prices, which increased net working capital, and the somewhat weaker operating performance of Equistar’s ethylene-related products business.

To enhance the Company’s liquidity position, on March 27, 2008, LyondellBasell Industries entered into a $750 million committed revolving line of credit with an affiliate of Access Industries.  Borrowings under the line are available to Lyondell and a subsidiary of the Basell Group.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

CURRENT BUSINESS OUTLOOK

Millennium’s income from its equity investment in Equistar in the near term will be subject to the level and volatility of crude oil and chemical raw material costs and their impact on Equistar’s profitability.  Acetyls products should continue to benefit from continuing favorable market conditions, including strong global demand, planned and unplanned outages in the industry and delays in capacity additions.  Acetyls results could be reduced negatively affected by anticipated declines in methanol margins.  Fragrance and flavors chemical products are expected to continue to show stable performance.

RELATED PARTY TRANSACTIONS

Millennium conducts transactions with Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on Lyondell’s Board of Directors.

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

During 2007, Millennium received interest-bearing promissory notes and made advances to Equistar under loan agreements that mature on February 16, 2008.

Millennium believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis.  See Note 6 to the Consolidated Financial Statements for further discussion of related party transactions.

CRITICAL ACCOUNTING POLICIES

Millennium applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S.  Millennium’s more critical accounting policies include those related to liabilities for anticipated expenditures to comply with environmental regulations, accruals for taxes based on income, the equity interest in Equistar, long-lived assets, including the costs of major maintenance turnarounds and repairs, the valuation of goodwill, and accruals for long-term employee benefit costs such as pension and other postretirement costs.  Inherent in such policies are certain key assumptions and estimates made by management.  Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.  These critical accounting policies have been discussed with Millennium’s Board of Directors.  Millennium’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

Basis of Presentation—As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the values assigned by LyondellBasell Industries to Millennium in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  The values assigned involved the use of assumptions, estimates and judgments based on known conditions as of the acquisition date and available information at the time of the preparation of these consolidated financial statements.  As the acquisition occurred on December 20, 2007, information is still being acquired and analyzed to finalize the allocation of the purchase price to assets and liabilities acquired.  Accordingly, the purchase price allocation is preliminary.  Subsequent adjustment to finalize the purchase price allocation is not expected to be material.

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

As of December 31, 2007, Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $181 million.  The liabilities for individual sites range from less than $1 million to $145 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.  See Note 18 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

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

Equity Interest in Equistar—Millennium evaluated the carrying value of its investment in Equistar at December 31, 2007 using fair value estimates prepared by LyondellBasell Industries in connection with LyondellBasell Industries’ accounting for its acquisition of Lyondell, and by third parties.  Based on those estimates, Millennium determined that the fair value exceeded Millennium’s carrying value for its Equistar investment.  Before giving effect to Millennium share of Equistar push-down debt, the carrying value of Millennium’s investment in Equistar at December 31, 2007 was $1,652 million.  Millennium’s pro rata share of Equistar’s push down debt exceeded its investment in Equistar; therefore, Millennium reduced to zero its equity investment in Equistar.

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

The estimated useful lives of long-lived assets range from 5 to 40 years.  Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $29 million, $24 million and $26 million in 2007, 2006 and 2005, respectively.  If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Millennium defers the costs of major periodic maintenance and repair activities (“turnarounds”) amortizing such costs over the period until the next expected major turnaround of the affected unit.  During 2007 and 2006, cash expenditures of approximately $14 million and $1 million, respectively, were deferred and are being amortized, generally over 18 months to 3 years.  There were no cash expenditures in 2005.  Amortization of previously deferred turnaround costs was $1 million in each of 2007, 2006 and 2005.

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

Long-Term Employee Benefit Costs—The costs to Millennium of long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods.  The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions.  It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties.  It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis.  The discount rate is a current rate, related to the rate at which the liabilities could be settled.  Millennium’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities.  For the purpose of measuring the U.S. benefit obligations at December 31, 2007, Millennium increased its assumed discount rate from 5.75% to 6.25%, reflecting market interest rates at December 31, 2007.  The 6.25% rate also will be used to measure net periodic benefit cost during 2008.  A one percentage point reduction in the assumed discount rate would increase Millennium’s benefit obligation for pensions and other postretirement benefits by approximately $59 million, and would reduce Millennium’s net income by approximately $2 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits.  As of December 31, 2007, the assumed rate of increase was 8% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost.

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

Millennium’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time.  The expectation is based on an asset allocation of 55% U.S. equity securities (8.9% expected return), 15% non-U.S. equity securities (9% expected return), 25% fixed income securities (6% expected return) and 5% real estate (8.37% expected return) recommended by the advisor, and has been adopted for the plans.  The actual return on plan assets in 2007 was 9%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets.  Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Based on the market value of plan assets at December 31, 2007, a one percentage point decrease in this assumption for Millennium would decrease Millennium’s net income by approximately $3 million.

Additional information on the key assumptions underlying these benefit costs appears in Note 16 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Millennium beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Millennium, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Millennium beginning in 2008.  Millennium does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Millennium would be at the beginning of 2009.  Millennium is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 17 to the Consolidated Financial Statements).

Effective December 31, 2006, Millennium adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Millennium’s application of SFAS No. 158 as of December 31, 2006 to its continuing operations resulted in increases of $4 million and $71 million in its current and long-term benefit liabilities, respectively, a decrease of $4 million in other assets, a decrease of $28 million in deferred tax liabilities and an increase of $51 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 16 to the Consolidated Financial Statements).

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

Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $181 million as of December 31, 2007.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.  See “Critical Accounting Policies” above and the “Environmental Remediation” section of Note 18 to the Consolidated Financial Statements for additional discussion of Millennium’s liabilities for environmental remediation, including the liability related to the Kalamazoo River Superfund Site.

Millennium also makes capital expenditures to comply with environmental regulations.  Capital expenditures for regulatory compliance totaled less than $1 million in 2007 and 2006 and approximately $2 million in 2005.  Millennium currently estimates that environmentally-related capital expenditures at its facilities will be less than $1 million in for 2008 and approximately $1 million in 2009.

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

Millennium selectively entered into commodity derivative hedging transactions, primarily price swaps, options, and futures, to help manage the exposure to commodity price risk with respect to purchases of raw materials and product sales.  The net loss recognized in earnings in 2005 was less than $1 million.  During 2005 the derivative transactions were not significant compared to Millennium’s overall inventory purchases and product sales; there were no derivative transactions in 2007 and 2006.  Millennium had no outstanding commodity derivative transactions at December 31, 2007, 2006 and 2005.

FOREIGN EXCHANGE

Millennium markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  Millennium’s export sales account for approximately 49% of consolidated revenues.  Millennium has selectively utilized forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables.  These derivatives generally are not designated as hedges for accounting purposes.  There were no outstanding foreign currency forward, swap and option contracts at December 31, 2007 and 2006.

As a result of foreign currency transactions, Millennium had net gains of $3 million and $2 million, respectively, in 2007 and 2006, and a net loss of $3 million in 2005.

INTEREST RATE RISK

Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt at Millennium.  In 2007, Millennium terminated all of its outstanding interest rate swap agreements upon repayment of the underlying debt and recorded a loss of $2 million.  Accordingly, at December 31, 2007, there were no outstanding interest rate swap agreements.  At December 31, 2006, interest rate swap agreements in the notional amount of $175 million were outstanding, which were designated as fair-value hedges of underlying fixed-rate obligations.  The fair value of these interest rate swap agreements was an obligation of $3 million at December 31, 2006, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability.  The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value were recorded in interest expense.

Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
MILLENNIUM CHEMICALS INC.
Management’s Report on Internal Control Over Financial Reporting	57

Reports of Independent Registered Public Accounting Firm	58
Consolidated Financial Statements:

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

Millennium management assessed the effectiveness of Millennium’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, Millennium’s management has concluded that Millennium’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

The effectiveness of Millennium’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of Millennium Chemicals Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of stockholder's equity and cash flows present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from December 21, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Houston, Texas
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of Millennium Chemicals Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Millennium Chemicals Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period January 1 to December 20, 2007, and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Sales and other operating revenues:
Trade	$23	$557	$535	$565
Related parties	3	59	67	45
	26	616	602	610
Operating costs and expenses:
Cost of sales	35	515	537	541
Selling, general and administrative expenses	- -	99	50	78
Research and development expenses	- -	3	4	2
Other	- -	- -	- -	1
	35	617	591	622
Operating income (loss)	(9)	(1)	11	(12)
Interest expense	4	(2)	(67)	(115)
Interest income:
Related party	- -	16	- -	- -
Other	- -	7	4	4

Other expense, net	- -	(13)	(4)	(22)
Income (loss) before equity investment and income taxes	(5)	7	(56)	(145)
Income (loss) from equity investment in Equistar Chemicals, LP	(14)	(64)	181	221
Effect of push-down debt on loss from equity investment in Equistar Chemicals, LP	14
Income (loss) from continuing operations before income taxes	(5)	(57)	125	76
Provision for (benefit from) income taxes	- -	(50)	17	31
Income (loss) from continuing operations	(5)	(7)	108	45
Income (loss) from discontinued operations, net of tax	- -	292	51	(17)
Loss before push-down debt	(5)
Interest expense on push-down debt	(1)
Net income (loss)	$(6)	$285	$159	$28

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Millions of dollars
ASSETS
Current assets:
Cash and cash equivalents	$51	$76
Accounts receivable:
Trade, net	106	96
Related parties	17	15
Inventories	104	87
Prepaid expenses and other current assets	73	13
Deferred tax assets	9	62
Notes receivable from Equistar Chemicals, LP	80	- -
Current assets held for sale	- -	661
Total current assets	440	1,010
Property, plant and equipment, net	310	129
Investment in Equistar Chemicals, LP:
Prior to debt push down	1,652	470
Effect of push down debt	(1,652)	- -
Net investment in Equistar Chemicals, LP	- -	470
Other investments and long-term receivables	16	- -
Goodwill, net	- -	49
Other assets, net	193	62
Long-term assets held for sale	- -	694
Total assets	$959	$2,414

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Millions of dollars
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$158	$ - -
Accounts payable:
Trade	79	84
Related parties	23	18
Accrued liabilities	75	72
Deferred income taxes	4	- -
Current liabilities associated with assets held for sale	- -	335
Total current liabilities	339	509
Long-term debt:
Push down	350	- -
Debt of Millennium	170	767
Other liabilities	238	381
Deferred income taxes	221	248
Long-term liabilities associated with assets held for sale	- -	361
Commitments and contingencies
Minority interest	7	5
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 661 shares issued	- -	- -
Additional paid-in capital	1,745	1,176
Retained deficit	(6)	(840)
Push down debt	(2,015)
Accumulated other comprehensive loss	- -	(103)
Treasury stock, at cost, 48 shares issued	(90)	(90)
Total stockholder’s equity	(366)	143
Total liabilities and stockholder’s equity	$959	$2,414

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6)	$285	$159	$28
Loss (income) from discontinued operations, net of tax	- -	(292)	(51)	17
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2	27	24	26
Equity investment in Equistar Chemicals, LP -
Amount included in net (income) loss	14	64	(181)	(221)
Distributions of earnings	- -	- -	170	214
Debt push-down	(14)	- -	- -	- -
Other effects of push down debt	6	- -	- -	- -
Deferred income taxes	(6)	(8)	(38)	(21)
Debt prepayment premiums and charges	- -	15	7	11
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(11)	(1)	(13)	9
Inventories	13	- -	8	(14)
Accounts payable	4	(6)	(35)	52
Other, net	31	(223)	104	110
Net cash provided by (used in) operating activities – continuing operations	33	(139)	154	211
Net cash provided by (used in) operating activities – discontinued operations	- -	(125)	39	64
Net cash provided by (used in) operating activities	33	(264)	193	275

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
	2007	2007	2006	2005
Cash flows from investing activities:
Net advances under loan agreements to Equistar Chemicals, LP	- -	(80)	- -	- -
Expenditures for property, plant and equipment	(1)	(22)	(12)	(7)
Payments and distributions from (to) discontinued operations	- -	(104)	(40)	269
Distribution from affiliates in excess of earnings	- -	30	- -	- -
Other	- -	3	1	- -
Net cash provided by (used in) investing activities – continuing operations	(1)	(173)	(51)	262
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089	- -	- -
Other net cash provided by (used in) investing activities – discontinued operations	- -	89	(14)	(322)
Net cash provided by (used in) investing activities	(1)	1,005	(65)	(60)
Cash flows from financing activities:
Repayment of long-term debt	- -	(770)	(254)	(366)
Contribution from affiliate	- -	- -	- -	6
Other	(1)	3	(2)	(1)
Net cash used in financing activities – continuing operations	(1)	(767)	(256)	(361)
Debt required to be repaid upon sale of discontinued operations	- -	(99)	- -	- -
Other net cash provided by (used in) financing activities – discontinued operations	- -	23	(34)	89
Net cash used in financing activities	(1)	(843)	(290)	(272)
Effect of exchange rate changes on cash	- -	1	4	(8)
Increase (decrease) in cash and cash equivalents	31	(101)	(158)	(65)
Cash and cash equivalents at beginning of period	20	121	279	344
Cash and cash equivalents at end of period	51	20	121	279
Less: Cash and cash equivalents at end of period – discontinued operations	- -	- -	45	50
Cash and cash equivalents at end of period – continuing operations	$51	$20	$76	$229

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock			Additional Paid In	Retained	Push Down of		Accumulated Other Comprehensive		Total Stockholder’s Equity	Comprehensive
Millions of dollars	Issued		Treasury	Capital	Deficit	Parent Debt		Loss		(Deficit)	Income (Loss)
Predecessor
Balance, January 1, 2005	$	- -	$(94)	$1,170	$(1,026)	$	- -		$(105)	$(55)
Net income		- -	- -	- -	28		- -		- -	28		$28
Foreign currency translation		- -	- -	- -	- -		- -		(24)	(24)		(24)
Minimum pension liability, net of tax of $4 million		- -	- -	- -	- -		- -		4	4		4
Capital contribution from Lyondell		- -	- -	6	- -		- -		- -	6		- -
Shares sold by employee benefit plan trust		- -	4	- -	(1)		- -		- -	3		- -
Comprehensive income												$8
Balance, December 31, 2005	$	- -	$(90)	$1,176	$(999)	$	- -		$(125)	$(38)
Net income		- -	- -	- -	159		- -		- -	159		$159
Foreign currency translation		- -	- -	- -	- -		- -		32	32		32
Minimum pension liability, net of tax of $24 million		- -	- -	- -	- -		- -		47	47		47
Change in accounting for employee benefit plans, net of tax of $27 million		- -	- -	- -	- -		- -		(57)	(57)		- -
Comprehensive income												$238
Balance, December 31, 2006	$	- -	$(90)	$1,176	$(840)	$	- -		$(103)	$143
Change in accounting for income taxes		- -	- -	- -	(43)		- -		- -	(43)	$	- -
Net income		- -	- -	- -	285		- -		- -	285		285
Foreign currency translation		- -	- -	- -	- -		- -		15	15		15
Amortization of actuarial and investment loss included in net periodic benefit cost, net of tax of $3 million		- -	- -	- -	- -		- -		6	6		6
Sales of discontinued operations		- -	- -	- -	- -		- -		(63)	(63)		- -
Comprehensive income												$306
Balance, December 20, 2007	$	- -	$(90)	$1,176	$(598)	$	- -		$(145)	$343

Successor
Beginning balance	$	- -	$(90)	$1,745	$ - -	$	- -	$	- -	$1,655
Effects of push down debt		- -	- -	- -	- -		(2,015)		- -	(2,015)	$	- -
Net loss		- -	- -	- -	(6)		- -		- -	(6)		(6)
Comprehensive income												$(6)
Balance, December 31, 2007	$	- -	$(90)	$1,745	$(6)		$(2,015)	$	- -	$(366)

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation

Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”) is a manufacturer and marketer of chemicals.  The consolidated financial statements include the accounts of Millennium Chemicals Inc. and its consolidated subsidiaries.  Investments in joint ventures where Millennium exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method.

On November 30, 2004, Lyondell Chemical Company (“Lyondell”) acquired Millennium in a stock-for-stock business combination.  As a result of the business combination, Millennium is a wholly owned subsidiary of Lyondell.

On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell and Millennium both became indirect, wholly owned subsidiaries of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries “LyondellBasell Industries” and without Lyondell, the “Basell Group”).

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and assumption of certain liabilities related directly to the business (see Note 4).

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Millennium has recognized in its financial statements $350 million of debt for which is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar (collectively, “push down debt”) through a reduction to zero of the carrying value of its investment in Equistar.

In Staff Accounting Bulletin (“SAB”), Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission requires, among other things, that, in situations where debt is used to acquire substantially all of an acquiree’s common stock and the acquiree guarantees the debt or pledges its assets as collateral for the debt, the debt and related interest expense and debt issuance costs be reflected in, or “pushed down” to, the acquiree’s financial statements.  Millennium and Equistar guarantee $350 million and $17,692 million of debt, respectively, but under which Millennium and Equistar are not primary obligors.

Although this presentation may not reflect the likely future demands on Millennium resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the maximum possible demand on Millennium resources relating to the debt of LyondellBasell Industries.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push down debt are segregated.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation – (Continued)

The consolidated statements of income for the 11-day period subsequent to the acquisition reflect depreciation and amortization expense based on the new value of the related assets; therefore, the financial information for the periods prior to and subsequent to the acquisition is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  If not so indicated, information in the notes to the consolidated financial statements is presented on a full year basis.

Prior to the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium owned 29.5% of Equistar, which is a joint venture with Lyondell.  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million (see Note 7), resulting in a decrease in Millennium’s ownership interest to 21%.  Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, aromatics and fuel products.  Equistar also manufactures and markets ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.  Millennium accounts for its interest in Equistar using the equity method.

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

Goodwill—Goodwill prior to December 20, 2007 represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of businesses previously acquired by Lyondell.  Goodwill is reviewed for impairment at least annually.

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

Other intangible assets are carried at cost or amortized cost and primarily consist of precious metals and technology costs.  These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

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

Minority Interest—Minority interest represents the interests of unaffiliated investors in a partnership that owns the LaPorte Methanol Company plant in LaPorte, Texas.

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

Accounting and Reporting Changes—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Millennium beginning in 2009, with earlier application prohibited.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Millennium, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Millennium beginning in 2008.  Millennium does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Millennium would be at the beginning of 2009.  Millennium is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit (see Note 17).

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies – (Continued)

Effective December 31, 2006, Millennium adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Millennium’s application of SFAS No. 158 as of December 31, 2006 to its continuing operations resulted in increases of $4 million and $71 million in its current and long-term benefit liabilities, respectively, a decrease of $4 million in other assets, a decrease of $28 million in deferred tax liabilities and an increase of $51 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (See Note 16.)

3.    Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Millennium became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Millennium’s consolidated financial statements reflect a revaluation of Millennium’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Millennium recognized in its financial statements $350 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar through a reduction to zero of the carrying value of its investment in Equistar.  Millennium’s pro rata share of Equistar’s push down debt exceeded its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero its investment in Equistar and also, Millennium recorded push-down debt to the extent allowed under the indenture governing Millennium’s 7.625% Senior Debentures due 2026.  Under the indenture, Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined.  As a result, Millennium recognized $350 million of push down debt.

The following table reflects the preliminary adjustments to Millennium’s assets and liabilities as of December 31, 2007, resulting from the $1,312 million purchase price allocated by LyondellBasell Industries to Millennium.

Millions of dollars
Allocated purchase price		$1,655
Book value of Millennium net assets acquired		343
Excess purchase price to allocate		1,312

Allocation of excess purchase price to assets and liabilities:
Inventories		30
Plant, property and equipment		180
Investments and joint ventures		1,291
Predecessor goodwill		(49)
Other identifiable intangibles		119
Accumulated other comprehensive income		(217)
Deferred taxes		(153)
Other, net		111
Goodwill	$	- -

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

The following unaudited pro forma historical results of Millennium assume the acquisition was consummated as of the beginning of each period presented:

Millions of dollars	For the period from January 1 through December 20, 2007	For the year ended December 31, 2006
Sales and other operating revenues	$616	$602
Operating loss	(17)	(9)
Net income	319	36

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Millennium that would have occurred had the transaction actually been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future results.

4.    Discontinued Operations

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the year ended December 31, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars	Predecessor
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Discontinued Operations – (Continued)

Amounts included in income from discontinued operations for all periods presented are summarized as follows:

	Predecessor
Millions of dollars	2007	2006	2005
Sales and other operating revenues	$514	$1,346	$1,349

Gain on sale of discontinued operations	333	- -	- -
Other income from discontinued operations	18	17	24
Provision for (benefit from) income taxes	59	(36)	36
Minority interest	- -	(2)	(5)
Income (loss) from discontinued operations, net of tax	$292	$51	$(17)

The final amount that Millennium will receive in compensation for working capital has not been determined.  Unresolved amounts totaling less than $30 million are subject to possible arbitration proceedings.

The 2007 provision for income taxes primarily reflects the effect of a higher tax basis in the stock of a subsidiary included in the sale, which resulted in a lower taxable gain.  Income taxes payable related to the sale were $48 million.

Millennium’s evaluation of strategic alternatives for its worldwide inorganic chemicals business, which resulted in the May 15, 2007 sale of the inorganic chemicals business, indicated that the carrying value of certain software costs associated with the inorganic chemicals business was impaired at December 31, 2006, based on the then pending sale and the value to be received for the business.  Accordingly, Millennium’s 2006 loss from discontinued operations reflected a pretax charge of $7 million to recognize the impairment of the carrying value of the software costs.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Discontinued Operations – (Continued)

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows at December 31, 2006 (Predecessor period):

Millions of dollars
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

See Note 13 for a description of the long-term debt included above.

Additionally, stockholder’s equity includes accumulated other comprehensive loss of $6 million at December 31, 2006 associated with discontinued operations.

5.    Hurricane Effects

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

As a result of Hurricane Rita, Millennium and Equistar also incurred various costs that are subject to insurance reimbursements.  Such costs include those incurred in conjunction with suspending operations at substantially all of Millennium’s and Equistar’s Gulf Coast plants, minor damage to facilities, and costs to restore operations.  Net income in 2005 included $6 million of such costs, including Millennium’s share of Equistar’s costs of $19 million,  of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance.  Millennium recognized benefits from insurance reimbursements of less than $1 million in 2006.  There were no such reimbursements in 2007 and 2005.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Related Party Transactions

Millennium conducts transactions with Lyondell and Equistar, both of which are considered related parties.  Millennium is a wholly owned subsidiary of Lyondell and owns 21% of Equistar (see Notes 1 and 7).  Millennium also conducts transactions with Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on Lyondell’s Board of Directors prior to December 20, 2007.

Product Transactions with Equistar—Millennium purchases ethylene from Equistar at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar.  Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar.  The initial term of the contract expired December 31, 2000, and it continues thereafter for one-year periods unless either party serves notice of termination twelve months in advance.  Also, Millennium sells vinyl acetate monomer (“VAM”) to Equistar under an agreement that requires Equistar to purchase 100% of its VAM raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate at its Bayport, Texas plant.  The initial term of these agreements expired December 31, 2005 and continues year-to-year thereafter unless terminated by either party.

Product Transactions with Lyondell—Millennium sells VAM and glacial acetic acid to Lyondell at market-related prices under various agreements.  The initial one-year term of these agreements expired in 2006 and continues year-to-year thereafter, unless terminated by either party.

Product Transactions with Occidental—Millennium purchases 100% of its domestic sodium silicate requirements at market-related prices pursuant to an agreement with Occidental.  The sodium silicate business, including obligations under the agreement, was sold in 2007.

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

Notes Receivable from Equistar—In 2007, Millennium and Equistar entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 3), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bear interest, which is due quarterly, at the London Interbank Offered Rate (“LIBOR”) plus 1.75%.  The balance of the notes outstanding at December 31, 2007 was $80 million, and was collected in January 2008.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006		2005
Millennium billed related parties for:
Sales of products and processing services–
Lyondell	$3	$50		$58		$37
Equistar	- -	9		9		8

Shared services and shared site agreements–
Equistar	- -	1		1		1

Interest - Equistar	- -	16		- -		- -

Millennium was billed by related parties for:
Purchases of products and processing services–
Lyondell	$ - -	$3	$	- -	$	- -
Equistar	4	93		40		53
Occidental	- -	2		2		1

Shared services, transition and lease agreements–
Lyondell	1	25		11		- -
Equistar	1	25		15		26

7.    Investment in Equistar Chemicals, LP

Prior to December 20, 2007, Equistar was owned 70.5% by Lyondell and 29.5% by Millennium.  As part of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt, resulting in an increase of Lyondell’s direct ownership interest to 79% and a corresponding decrease in Millennium’s ownership interest to 21%.  As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Millennium and Equistar are wholly owned subsidiaries of Lyondell.  Millennium accounts for its investment in Equistar using the equity method.  As a partnership, Equistar is not subject to federal income taxes.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar recorded $17,692 million of debt for which it is not the primary obligor and $340 million of related debt issuance costs.  Millennium’s pro rata share of Equistar’s push down debt exceeded the carrying value of its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero the carrying value of its investment.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar follows:

	Successor	Predecessor
	December 31,	December 31,
Millions of dollars	2007	2006
BALANCE SHEETS
Total current assets	$2,012	$2,158
Property, plant and equipment, net	5,116	2,846
Goodwill	750	- -
Debt issuance costs on push down debt	334	- -
Investments and other assets, net	1,860	355
Total assets	$10,072	$5,359

Current maturities of long-term debt:
Push down debt	$146	$ - -
Other	27	- -
Related party borrowings – push down	717	- -
Other current liabilities	1,541	1,217
Long-term debt:
Push down debt	16,829	- -
Other	129	2,160
Other liabilities and deferred revenues	295	378
Partners’ capital (deficit)	(9,612)	1,604
Total liabilities and partners’ capital	$10,072	$5,359

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$457	$13,037	$12,765	$11,686
Cost of sales	495	12,656	11,562	10,487
Asset impairment	- -	- -	135	- -
Selling, general and administrative expenses	6	263	210	198
Research and development expense	- -	37	34	33
Purchased in-process research and development	22	- -	- -	- -
Operating income (loss)	(66)	81	824	968
Interest expense, net	1	(190)	(210)	(218)
Other expense, net	- -	(107)	- -	(2)
Income (loss) before interest on push down debt	(65)	(216)	614	748
Interest expense on push down debt	(57)
Net income (loss)	$(122)	$(216)	$614	$748

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Investment in Equistar Chemicals, LP – (Continued)

Equistar’s 2007 net loss for the 2007 Successor period included a $22 million charge for the value of the purchase price allocated by LyondellBasell Industries to Equistar’s in-process research and development and $57 million of interest expense on push down debt of $17,692 million.

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

8.    Accounts Receivable

Millennium sells its products primarily to other industrial concerns in the petrochemicals industry and to manufacturers of consumer products.  Millennium performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them.  Millennium’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $1 million and $2 million, respectively at December 31, 2007 and 2006.  The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in 2006 and 2005, and none in 2007.

9.    Inventories

Inventories consisted of the following components at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Finished goods	$65	$63
Work-in-process	21	15
Raw materials	3	4
Materials and supplies	15	5
Total inventories	$104	$87

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.           Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Land	$11	$2
Manufacturing facilities and equipment	277	342
Construction in progress	23	16
Total property, plant and equipment	311	360
Less accumulated depreciation	(1)	(231)
Property, plant and equipment, net	$310	$129

The increases in property, plant and equipment, goodwill and other assets and in related depreciation and amortization expense in 2007 are due to the revaluation of the related assets to reflect the values assigned in the accounting for the acquisition of Lyondell by LyondellBasell Industries.

Maintenance and repair expenses were $19 million in each of the years ended December 31, 2007 and 2006 and $18 million in the year ended December 31, 2005.  No interest was capitalized to property, plant and equipment during the three-year period ended December 31, 2007.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor				Predecessor
	2007				2006
Millions of dollars	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$14	$	- -	$14	$4	$(3)	$1
Technology	50		- -	50	- -	- -	- -
Software costs	1		- -	1	7	(7)	- -
Debt issuance costs	- -		- -	- -	22	(15)	7
Catalyst costs	7		- -	7	24	(14)	10
Other	4		- -	4	- -	- -	- -
Total intangible assets	$76	$	- -	76	$57	$(39)	18
Pension assets				27			23
Precious metals				84			16
Other				6			5
Total other assets, net				$193			$62

Amortization of these identifiable intangible assets for the next five years is expected to be $16 million in 2008, $13 million in 2009, $11 million in 2010, $8 million in 2011, and $7 million in 2012.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.           Property, Plant and Equipment and Other Assets – (Continued)

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Property, plant and equipment	$1	$21	$17	$18
Turnaround costs	- -	1	1	1
Software costs	- -	- -	1	1
Other	1	5	5	6
Total depreciation and amortization	$2	$27	$24	$26

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs included in interest expense in the Consolidated Statements of Income was $1 million and less than $1 million, for the Successor and Predecessor periods, respectively, in 2007, $4 million in 2006 and $3 million in 2005.

Millennium believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Millennium continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase to the present value of such obligations.  At December 31, 2007 and December 31, 2006, no liability had been recognized for asset retirement obligations.

11.           Accounts Payable

Accounts payable at December 31, 2007 and 2006 included liabilities in the amount of $3 million and $1 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006

Payroll and benefits	$5	$4
Pension and other postretirement benefits	4	4
Income taxes	32	35
Product sales rebates	3	3
Environmental costs	15	15
Accrued interest	2	4
Taxes other than income taxes	4	3
Other	10	4
Total accrued liabilities	$75	$72

The carrying amounts of accrued liabilities were not changed in accounting for the acquisition of Lyondell by LyondellBasell Industries.

13.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recorded $350 million of push down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1, 3, 7 and 19).

Long-term debt under which Millennium is the primary obligor consisted of the following at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Senior Notes due 2008, 9.25% ($2 million of premium)	$ - -	$375
Senior Debentures due 2026, 7.625% ($72 million of discount)	170	245
Convertible Senior Debentures due 2023, 4%	158	150
Other	- -	(3)
Total	328	767
Less current maturities	(158)	- -
Total long-term debt, net	$170	$767

Aggregate maturities of all long-term debt are $158 million in 2008 and $170 million in 2026.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Long-Term Debt – (Continued)

In 2007, prior to Lyondell’s acquisition by LyondellBasell Industries $106 million principal of the Debentures due 2023 were repaid using a combination of Lyondell common stock and cash valued at $380 million.  Pursuant to the indenture governing the Debentures due 2023 and subsequent to the acquisition, the Debentures were convertible at a conversion rate of 75.7633 shares of Lyondell common stock per one thousand dollar principal amount of the Debentures.  The $44 million principal amount of the Debentures outstanding at December 31, 2007 was converted into cash of $158 million and paid in January 2008.

Also in 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million and $4 million principal amount of its 7.625% Senior Debentures due 2026.  In connection with the repayment of the 9.25% Senior Notes, Millennium terminated interest rate swap agreements in the notional amount of $175 million and recorded a loss of $2 million.

During 2006, Millennium obtained an amendment to its then-existing $150 million senior secured revolving credit facility and to the indenture governing the 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC and its subsidiaries (collectively “Millennium Holdings”), from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings.  See “Litigation” section of Note 18.

Also during 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, was generally secured by the subsidiary’s inventory, accounts receivable and certain other assets.  At December 31, 2006, there was no outstanding borrowing and there were no letters of credit under the facility.  The U.K. subsidiary was part of the inorganic chemicals business and any borrowing under the facility was repaid and terminated by Millennium during 2007, as required, using proceeds of the sale of that business.

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

Millennium’s former $125 million senior secured revolving credit facility in the U.S. and $25 million senior secured revolving credit facility and $100 million senior secured term loan in Australia, all of which would have matured in August 2010 were variously secured by equity interests in and assets of Millennium’s worldwide inorganic chemicals business, and were repaid and terminated by Millennium, as required, using proceeds of the sale of that business.  At December 31, 2006, the outstanding balance under the Australian term loan was $70 million.  There were $22 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of December 31, 2006.  There were no outstanding borrowings under either revolving credit facility as of December 31, 2006.  See Note 4 for debt of discontinued operations.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Long-Term Debt – (Continued)

The indenture for Millennium’s 7.625% Senior Debentures contains covenants that, subject to exceptions, restrict, among other things, debt incurrence by subsidiaries, lien incurrence, sale and leaseback transactions and mergers. Pursuant to these provisions, Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment of its 9.25% Senior Notes due 2008.

Millennium’s 7.625% Senior Debentures were issued by Millennium America Inc. (“Millennium America”), a subsidiary of Millennium and are fully and unconditionally guaranteed by Millennium.  Millennium’s 4% Convertible Senior Debentures were issued by Millennium and were guaranteed fully and unconditionally by Millennium America while outstanding.

Millennium is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,500 million and $7,550 million, respectively, under the term loans A and B facilities; and certain LyondellBasell Industries debt, including an $8,000 million Interim loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B.  Millennium is also is a guarantor for amounts borrowed under the senior secured inventory-based credit facility by other Lyondell subsidiaries and a U.S.-based subsidiary of the Basell Group.

14.           Lease Commitments

Millennium leases various facilities and equipment under noncancelable operating lease arrangements for varying periods.  As of December 31, 2007, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars

2008	$8
2009	4
2010	2
2011	- -
2012	- -
Thereafter	- -
Total minimum lease payments	$14

Net rental expense was $9 million in each of 2007and 2006, and $8 million in 2005.

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

Foreign Currency Exposure Management—Millennium markets its products in a number of countries throughout the world and, as a result, is exposed to changes in currency exchange rates.

As a result of foreign currency transactions, Millennium had a net gain of $3 million in 2007, a net gain of $2 million in 2006, and a net loss of $3 million in 2005, net of gains or losses on related hedge transactions, which were not significant.

Interest Rate Risk Management—Millennium selectively used derivative instruments to manage the ratio of fixed to variable-rate debt.  At December 31, 2006, Millennium had outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations.  The fair value of these interest rate swap agreements was an obligation of $3 million at December 31, 2006, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability.  The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value were recorded in interest expense.  In 2007, Millennium terminated all of its outstanding interest rate swap agreements upon repayment of the underlying debt and recorded a loss of $2 million.  Accordingly, at December 31, 2007, there were no outstanding interest rate swap agreements.

Commodity Price Risk Management—Millennium is exposed to commodity price volatility related to anticipated purchases of natural gas and raw materials, and to product sales.

The carrying value and the estimated fair value of Millennium’s non-current, non-derivative financial instruments as of December 31, 2007 and 2006 are shown in the table below:

	Successor		Predecessor
	2007		2006
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments and long-term receivables	$16	$2,138	$470	$1,330
Long-term debt, including current maturities	328	352	767	905

Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Millennium for debt with terms and average maturities similar to Millennium’s debt portfolio except that, for the 4% Convertible Senior Debentures, the converted cash value was used.  The investment in Equistar Chemicals, LP, was valued using current financial and other available information.  As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s pro rata share of Equistar’s $17,692 million of push down debt exceeded the carrying value of its investment in Equistar at December 20, 2007: therefore, Millennium reduced to zero the carrying value of its investment.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.           Financial Instruments and Derivatives – (Continued)

The fair value of all non-derivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, other short-term investments, accounts and notes receivable, and accounts payable, approximated their carrying value due to their short maturity.

Financial instruments that potentially subject Millennium to significant concentrations of credit risk consist principally of accounts receivable.  Millennium sells a broad range of commodity, industrial, performance and specialty chemicals to a diverse group of customers operating throughout the world.  Accordingly, there is no significant concentration of risk in any one particular country.  Credit limits, ongoing credit evaluation, and account-monitoring procedures are utilized to minimize credit risk.  Collateral is generally not required, but may be used under certain circumstances or in certain markets, particularly in lesser-developed countries of the world.  Credit losses to customers operating in this industry have not been material.

16.           Pension and Other Postretirement Benefits

Millennium has defined benefit pension plans, which cover employees in the United States and, for its discontinued operations, a number of other countries.  Retirement benefits are generally based on years of credited service and average compensation as defined under the respective plan provisions.  Millennium funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law.  In addition, Millennium sponsors postretirement benefit plans other than pensions, which provide medical and life insurance to most employees and their dependents.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of Millennium’s U.S. and non-U.S. pension plans for continuing and discontinued operations.

	2007	2006
Millions of dollars	U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$578	$741		$228
Service cost	4	8		7
Interest cost	33	38		12
Actuarial gain	(35)	(30)		(4)
Benefits paid	(59)	(56)		(12)
Foreign exchange effects	- -	- -		29
Benefit obligation, December 31	521	701		260
Less benefit obligation of discontinued operations, December 31	- -	123		260
Benefit obligation of continuing operations, December 31	521	578		- -
Change in plan assets:
Fair value of plan assets, January 1	500	588		142
Actual return on plan assets	53	67		14
Company contributions	14	3		21
Benefits paid	(59)	(56)		(12)
Foreign exchange effects	- -	- -		19
Other	2	- -		- -
Fair value of plan assets, December 31	510	602		184
Less: Fair value of plan assets of discontinued operations, December 31	- -	102		184
Fair value of plan assets of continuing operations, December 31	510	500		- -
Funded status of continuing operations, December 31	$(11)	$(78)	$	- -
Amounts not recognized in the benefit costs of continuing operations:
Actuarial and investment loss	- -	247		- -
Prior service cost	- -	4		- -
Net amount recognized in benefit costs of continuing operations	$(11)	$173	$	- -

Amounts recognized in the Consolidated Balance Sheets relating to continuing operations consist of:
Prepaid benefit cost	$27	$23	$	- -
Accrued benefit liability, current	(1)	(1)		- -
Accrued benefit liability, long-term	(37)	(100)		- -
Funded status, December 31	(11)	(78)		- -
Accumulated other comprehensive loss-pretax	- -	251		- -
Net amount recognized in benefit costs of continuing operations	$(11)	$173	$	- -

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following additional information is presented for the pension plans of Millennium’s continuing operations:

Millions of dollars	2007	2006
Accumulated benefit obligation for defined benefit plans, December 31	$482	$519
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive loss	- -	(50)

The following table provides a reconciliation of benefit obligations of Millennium’s unfunded other postretirement benefit plans for continuing and discontinued operations.

Millions of dollars	2007	2006
Change in benefit obligation:
Benefit obligation, January 1	$20	$33
Interest cost	2	2
Actuarial (gain) loss	2	(3)
Benefits paid	(3)	(3)
Benefit obligation, December 31	21	29
Less benefit obligation of discontinued operations, December 31	- -	9
Benefit obligation of continuing operations, December 31	21	20
Funded status of continuing operations, December 31	$(21)	$(20)
Amounts not recognized in benefit costs of continuing operations:
Actuarial loss	- -	- -
Prior service benefit	- -	(37)
Net amount recognized in benefit costs of continuing operations	$(21)	$(57)
Amounts recognized in the Consolidated Balance Sheets relating to continuing operations consist of:
Accrued benefit liability, current	$(3)	$(2)
Accrued benefit liability, long-term	(18)	(18)
Funded status, December 31	(21)	(20)
Accumulated other comprehensive income - pretax	- -	(37)
Net amount recognized in benefit cost of continuing operations	$(21)	$(57)

As a result of the sale of the inorganic chemicals business, pension and other postretirement benefit obligations and assets related to the discontinued operations totaling $377 million and $284 million, respectively, were transferred from Millennium’s plans to the buyer’s plans in 2007.

Pension plans of continuing operations with projected benefit obligations and accumulated obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2007	2006
Projected benefit obligations	$8	$562
Accumulated benefit obligations	7	503
Fair value of assets	- -	461

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of net periodic pension costs allocated to continuing operations:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Net periodic pension cost:
Service cost	$ - -	$3	$6	$6
Interest cost	1	29	32	33
Actual return on plan assets	(2)	(51)	(55)	(39)
Less-return in excess of (less than) expected return	1	14	19	(1)
Expected return on plan assets	(1)	(37)	(36)	(40)
Prior service cost amortization	- -	- -	- -	1
Actuarial and investment loss amortization	- -	11	15	13
Net periodic pension cost	$ - -	$6	$17	$13

As a result of purchase accounting, there are no defined benefit pension plan actuarial losses or prior service costs included in Accumulated Other Comprehensive Income (“AOCI”) at December 2007.

The following table provides the components of net periodic other postretirement benefit costs allocated to continuing operations:

	Predecessor
	For the
	period from
	January 1
	through	For the year ended
	December 20,	December 31,
Millions of dollars	2007	2006	2005
Net periodic other postretirement benefit costs:
Interest cost	$1	$1	$1
Unrecognized net loss amortization	1	1	1
Prior service benefit amortization	(5)	(6)	(5)
Net periodic benefit income	$(3)	$(4)	$(3)

Amounts for the Successor period from December 20 to December 31, 2007 were immaterial.

As a result of purchase accounting, there are no defined benefit other postretirement plan actuarial losses or prior service benefits included in AOCI at December 31, 2007.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining the net benefit liabilities for Millennium’s pension and other postretirement benefit plans for continuing operations were as follows at December 31:

	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit costs for Millennium’s pension plans for continuing operations were as follows for the year ended December 31:

	2007	2006	2005
Weighted-average assumptions for the year:
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rates used in determining the U.S. net postretirement benefit cost were 5.75% for 2007, 5.5% for 2006, and 5.75% for 2005.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2007 was 8% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  At December 31, 2007, similar cost escalation assumptions were used.  A one percentage increase or decrease in the assumed health care cost trend rates in each year would change the accumulated other postretirement benefit liability as of December 31, 2007 by less than $1 million and would not have a material effect on the aggregate service and interest components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Investment policies limit the concentration of investments in one industry to 20% and in one company to 5%.  Total plan assets at December 31, 2006 did not include any Lyondell common stock.  The investments except for real estate, are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Millennium’s pension plan weighted-average asset allocations by asset category for its pension plans generally are as follows at December 31:

Asset Category	2007 Policy	2007	2006
U.S. equity securities	55%	56%	56%
Non-U.S. equity securities	15%	16%	17%
Fixed income securities	25%	24%	27%
Real estate investments	5%	4%	- -
Total	100%	100%	100%

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

Required contributions to Millennium’s pension plans are expected to be approximately $1 million in 2008.

As of December 31, 2007, future expected benefit payments by the plans for continuing operations, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits

2008	$37	$2
2009	36	2
2010	34	2
2011	34	2
2012	34	2
2013 through 2017	166	8

Millennium also maintains voluntary defined contribution savings plans for eligible employees.  Contributions to these plans by Millennium were $1 million in each of 2007, 2006 and 2005.

17.           Income Taxes

Under a tax-sharing agreement between Millennium and Lyondell, Millennium’s U.S. federal income tax is substantially the same as it would have been had Millennium not been included in Lyondell’s consolidated U.S. income tax return, but had filed a separate return.  Any resulting receivable or payable is settled with Lyondell.  The agreement provides for the calculation of the current U.S. tax considering all statutory limitations on the utilization of carryforward benefits resulting from the acquisition transaction itself.  In addition, any current cash benefit resulting from utilization of certain carryforward attributes with respect to which benefits had not been recognized for financial reporting purposes was remitted to Millennium when the related issues were resolved with the appropriate taxing authority, which occurred in 2007.  The same principles apply to tax sharing for unitary, consolidated and combined state income taxes.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Income Taxes – (Continued)

The significant components of the provision for income taxes relating to continuing operations were as follows for the years ended December 31:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Current:
Federal	$ - -	$(38)	$47	$49
Non-U.S.	- -	(1)	2	1
State	- -	(3)	5	2
Total current	- -	(42)	54	52
Deferred:
Federal	- -	(6)	(29)	(23)
Non-U.S.	- -	- -	- -	- -
State	- -	(2)	(8)	2
Total deferred	- -	(8)	(37)	(21)
Provision for (benefit from) income taxes before tax effects of other comprehensive income	- -	(50)	17	31
Tax effects of elements of other comprehensive income - pension liability	- -	3	17	- -
Total income tax expense (benefit) in comprehensive income	$ - -	$(47)	$34	$31

Income tax expenses related to discontinued operations are discussed in Note 4.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes – (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards.  Significant components of Millennium’s deferred tax liabilities and assets were as follows as of December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Deferred tax liabilities:
Accelerated tax depreciation	$107	$42
Investment in Equistar	181	329
Fair value of debt acquired	25	- -
Goodwill and other intangibles	13	- -
Inventory and inventory reserves	9	- -
Other liabilities	19	28
Total deferred tax liabilities	354	399
Deferred tax assets:
Net operating loss carryforwards	- -	32
Employee benefit plans	14	49
Environmental remediation liabilities	63	67
AMT credits	49	41
Other	12	24
Total deferred tax assets	138	213
Deferred tax asset valuation allowances	- -	- -
Net deferred tax assets	138	213
Net deferred tax liabilities	$216	$186

Balance sheet classifications:
Deferred tax assets - current	$9	$62
Deferred income taxes – current	4	- -
Deferred income taxes – long-term	221	248
Net deferred tax liabilities	$216	$186

During 2007, Millennium utilized $32 million of U.S. federal tax loss carryforwards.  The federal AMT credits of $49 million have no expiration date.

Certain of Millennium’s income tax returns are currently under examination by the Internal Revenue Service (“IRS”) and various other non-U.S. and state tax authorities.  In many cases, these audits may result in proposed assessments by the tax authorities.  Millennium believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Income Taxes – (Continued)

Tax benefits totaling $173 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 4).  The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2007:

Millions of dollars
Balance at January 1, 2007	$173
Reductions for tax positions of prior years	(45)
Settlements	(118)
Balance at December 31, 2007	$10

As a result of the sale of the inorganic chemicals business, unrecognized tax benefits for tax positions in prior years decreased by $44 million.

A substantial portion of the uncertainties at January 1, 2007 were related to passive foreign income for the years 1997 to 2001 and resulting capital loss benefits that were subsequently recognized.  IRS audit examination and appeal of the matter was completed during 2007, and resulted in the $118 million decrease in the amount of unrecognized tax benefits during 2007, consisting of payments of $10 million, reductions of deferred tax assets of $78 million and increases in the benefit from income taxes of $30 million.

The remaining amount of unrecognized tax benefits, if recognized, would not affect the effective tax rate.  Millennium is no longer subject to any significant income tax examinations by tax authorities for years prior to 2005 and does not anticipate any significant changes in the amount of unrecognized tax benefits within the next twelve months.

Millennium recognizes interest related to uncertain income tax positions in interest expense.  During the period from January 1 through December 20, 2007, Millennium paid interest of $26 million and reversed $43 million of interest accrued with respect to the uncertain tax positions settled during 2007.  During the years ended December 31, 2006 and 2005, Millennium accrued $2 million and $29 million of interest expense, respectively.  Millennium’s accrued liability for interest expense was $17 million and $86 million at December 31, 2007 and 2006, respectively.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Income Taxes – (Continued)

The U.S. and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Income (loss) before income taxes:
U.S.:
Prior to effects of push down debt	$(19)	$(53)	$125	$101
Effects of push down debt	13
	(6)
Non-U.S.	- -	(4)	- -	(25)
Total	$(6)	$(57)	$125	$76

Theoretical income tax at U.S. statutory rate	$(2)	$(20)	$44	$26
Increase (reduction) resulting from:
State income taxes, net of federal	- -	(1)	(2)	(2)
Changes in estimates for prior year items	- -	(30)	(25)	19
Repatriation of non-U.S. earnings and returns of investment	- -	- -	- -	(9)
Other, net	2	1	- -	(3)
Provision for (benefit from) income taxes	$ - -	$(50)	$17	$31
Effective income tax rate	- -%	87.7%	13.2%	41.1%

18.           Commitments and Contingencies

Commitments—Millennium has various agreements for the purchase of raw materials, utilities and services with various terms extending through 2019.  At December 31, 2007, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars	Total
2008	$14
2009	9
2010	9
2011	9
2012	9
Thereafter through 2019	48
Total	$98

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Commitments and Contingencies – (Continued)

Millennium’s total purchases under these agreements were $35 million, $37 million and $77 million, respectively, in 2007, 2006 and 2005.

Environmental Remediation— Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $181 million and $148 million, respectively, as of December 31, 2007 and December 31, 2006.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the years ended December 31:

Millions of dollars	2007	2006
Balance at January 1	$148	$145
Additional provisions	52	13
Amounts paid	(19)	(10)
Balance at December 31	$181	$148

The additional provisions in 2005 for estimated remediation costs were $35 million.  The liabilities for individual sites range from less than $1 million to $145 million.  The $145 million liability relates to the Kalamazoo River Superfund Site.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Commitments and Contingencies – (Continued)

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, Millennium recognized $47 million in 2007 and $2 million in 2006 for additional estimated probable future remediation costs.

As of December 31, 2007, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At December 31, 2007, the balance of the liability related to the river was $98 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At December 31, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at December 31, 2007, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $36 million.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Commitments and Contingencies – (Continued)

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Guarantees—Millennium continues to guarantee certain obligations related to the sold inorganic chemicals business until such time as the buyer completes certain procedures to replace Millennium as guarantor.  The guarantees, principally with respect to leases of offices, research facilities and railcars, have a total potential obligation of approximately $50 million over their remaining term.  Millennium does not expect that any payments will be required under these guarantees.

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of December 31, 2007, Millennium has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Millennium.  Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

19.           Stockholder’s Equity

Preferred Stock—In 2006, the reverse stock split discussed below removed the authorized 1,000 shares of $.01 par value preferred stock.

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

Accumulated Other Comprehensive Income (Loss)—There were no balances of accumulated other comprehensive income at December 31, 2007.  The components of accumulated other comprehensive loss were as follows at December 31, 2006:

Millions of dollars	Continuing Operations	Discontinued Operations	Total
Predecessor
December 31, 2006
Foreign currency translation	$50	$37	$87
Pension and postretirement liabilities after application of SFAS No. 158	(147)	(43)	(190)
Total	$(97)	$(6)	$(103)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.           Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
Cash paid for interest and taxes:
Interest, net	$ - -	$42	$65	$100
Taxes, net	$ - -	$135	$(24)	$20

In 2007, 2006 and 2005, taxes were paid to Lyondell pursuant to a tax-sharing agreement between Millennium and Lyondell (see Note 17).

21.           Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, Millennium established a new business segment through which its operations are managed as part of LyondellBasell Industries.

Millennium, a wholly owned subsidiary of Lyondell, operates in one reportable segment.  Millennium’s chemical business segment produces and markets:  acetyls, which include VAM, acetic acid and methanol; and fragrance and flavors chemicals.

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 3) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

The accounting policies of the chemicals segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2).  No customer accounted for 10% or more of consolidated sales during any year in the three year period ended December 31, 2007.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	Chemicals	Other	Total
2007
Sales and other operating revenues	$639	$3	$642
Operating income (loss)	69	(79)	(10)
Capital expenditures	22	1	23
Depreciation and amortization expense	24	5	29

2006
Sales and other operating revenues	$593	$9	$602
Operating income (loss)	43	(32)	11
Capital expenditures	12	- -	12
Depreciation and amortization expense	23	1	24

2005
Sales and other operating revenues	$599	$11	$610
Operating income (loss)	48	(60)	(12)
Capital expenditures	7	- -	7
Depreciation and amortization expense	25	1	26

Operating income (loss) in the “Other” column above includes a business that is not a reportable segment and costs not allocated to Millennium’s chemicals segment, including costs from predecessor businesses.

The 2007 data above comprises the following:
	Successor	Predecessor	Total
	For the	For the
	period from	period from
	December 21	January 1	For the year
	through	through	ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2007
Sales and other operating revenues	$26	$616	$642
Operating loss	(9)	(1)	(10)
Capital expenditures	1	22	23
Depreciation and amortization	2	27	29

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.           Segment and Related Information – (Continued)

Long-lived assets of continuing operations are summarized and reconciled to consolidated total assets in the following table:

Millions of dollars	Chemicals	Other	Total
2007
Property, plant and equipment, net	$308	$2	$310
Goodwill	- -	- -	- -

2006
Property, plant and equipment, net	$123	$6	$129
Goodwill	49	- -	49

2005
Property, plant and equipment, net	$125	$8	$133
Goodwill	49	- -	49

Millennium’s continuing operations are primarily conducted in the U.S.  Non-U.S. sales are made via exports, including sales to other Lyondell subsidiaries on terms similar to those of its third-party distributors.  The following geographic data for revenues are based upon the delivery location of the product.

	Successor	Predecessor
	For the	For the
	period from	period from
	December 21	January 1
	through	through	For the year ended
	December 31,	December 20,	December 31,
Millions of dollars	2007	2007	2006	2005
United States	$14	$311	$321	$357
Non-U.S.	12	305	281	253
Total	$26	$616	$602	$610

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.           Supplemental Guarantor Information

Millennium America Inc., a 100% owned indirect subsidiary of Millennium (“Millennium America”), is a holding company for all of Millennium’s continuing and, prior to May 15, 2007, discontinued operating subsidiaries other than its discontinued operations in the United Kingdom, France, Brazil and Australia.  Millennium America is the issuer of the 7.625% Senior Debentures.  Millennium is the issuer of the 4% Convertible Senior Debentures.  Millennium America fully and unconditionally guaranteed all obligations under the 4% Convertible Senior Debentures, while outstanding.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information present supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As of December 31, 2007

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
BALANCE SHEET
Inventories	$	- -	$	- -	$104	$	- -	$104
Notes receivable from Equistar Chemicals, LP		80		- -	- -		- -	80
Other current assets		3		24	229		- -	256
Property, plant and equipment, net		- -		- -	310		- -	310
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -	1,652		- -	1,652
Effect of push-down debt		- -		- -	(1,652)		- -	(1,652)
		- -		- -	- -		- -	- -
Investment in subsidiaries		68		355	16		(423)	16
Other assets, net		2		1	190		- -	193
Due from parent and affiliates, net		- -		163	- -		(163)	- -
Total assets		$153		$543	$849		$(586)	$959
Current maturities of long-term debt		$44	$	- -	$114	$	- -	$158
Other current liabilities		115		2	64		- -	181
Long-term debt:
Push-down debt		350		350	- -		(350)	350
Debt of Millennium		- -		170	- -		- -	170
Other liabilities		- -		- -	238		- -	238
Deferred income taxes		- -		- -	221		- -	221
Due to parent and affiliates, net		10		- -	153		(163)	- -
Total liabilities		519		522	790		(513)	1,318
Minority interest		- -		- -	7		- -	7
Stockholder’s equity		(366)		21	52		(73)	(366)
Total liabilities and stockholder’s equity		$153		$543	$849		$(586)	$959

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the period from December 21 through December 31, 2007

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME
Sales and other operating revenues	$	- -	$	- -	$26	$	- -	$26
Cost of sales		- -		- -	35		- -	35
Operating loss		- -		- -	(9)		- -	(9)
Interest expense		- -		8	(4)		- -	4
Loss from equity investment in Equistar		- -		- -	(14)		- -	(14)
Effect of push-down debt on loss from equity investment in Equistar		- -		- -	14		- -	14
Equity in income (loss) of subsidiaries		(5)		15	- -		(10)	- -
(Provision for) benefit from income taxes		- -		(6)	6		- -	- -
Income (loss) before push-down debt		(5)		17	(7)		(10)	(5)
Interest expense on push-down debt		(1)		(1)	- -		1	(1)
Provision for income taxes		- -		- -	- -		- -	- -
Net income (loss)		$(6)		$16	$(7)		$(9)	$(6)

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the period from January 1 through December 20, 2007

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME
Sales and other operating revenues	$	- -	$	- -	$616	$	- -	$616
Cost of sales		- -		- -	515		- -	515
Selling, general and administrative expenses		- -		- -	99		- -	99
Research and development expenses		- -		- -	3		- -	3
Operating loss		- -		- -	(1)		- -	(1)
Interest income (expense), net		1		78	(58)		- -	21
Income (loss) from equity investment in Equistar		- -		- -	(64)		- -	(64)
Equity in income of subsidiaries		298		774	- -		(1,072)	- -
Other income (expense), net		(51)		5	33		- -	(13)
(Provision for) benefit from income taxes		37		(63)	76		- -	50
Income (loss) from continuing operations		285		794	(14)		(1,072)	(7)
Income (loss) from discontinued operations, net of tax		- -		- -	292		- -	292
Net income		$285		$794	$278		$(1,072)	$285

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the period from December 21 through December 31, 2007

Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS
Net cash provided by operating activities – continuing operations	$3	$18	$12	$	- -	$33
Expenditures for property, plant and equipment	- -	- -	(1)		- -	(1)
Net cash used in investing activities – continuing operations	- -	- -	(1)		- -	(1)
Net cash used in investing activities	- -	- -	(1)		- -	(1)
Other	- -	- -	(1)		- -	(1)
Net cash used in financing activities – continuing operations	- -	- -	(1)		- -	(1)
Net cash used in financing activities	- -	- -	(1)		- -	(1)
Effect of exchange rate changes on cash	- -	- -	- -		- -	- -
Increase in cash and cash equivalents	3	18	10		- -	31
Cash and cash equivalents at beginning of period	- -	6	14		- -	20
Cash and cash equivalents at end of period – continuing operations	$3	$24	$24	$	- -	$51

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the period from January 1, through December 20, 2007

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities – continuing operations		$190	$129	$(458)	$	- -	$(139)
Net cash used by operating activities – discontinued operations		- -	- -	(125)		- -	(125)
Net cash provided by (used in) operating activities		190	129	(583)		- -	(264)
Net advances under loan agreements to Equistar Chemicals, LP		(80)	- -	- -		- -	(80)
Expenditures for property, plant and equipment		- -	- -	(22)		- -	(22)
Payments and distributions to discontinued operations		- -	- -	(104)		- -	(104)
Distributions from affiliates in excess of earnings		- -	- -	30		- -	30
Other		- -	- -	3		- -	3
Net cash used in investing activities – continuing operations		(80)	- -	(93)		- -	(173)
Net proceeds from sale of discontinued operations before required repayment of debt		- -	- -	1,089		- -	1,089
Other net cash provided by investing activities – discontinued operations		- -	- -	89		- -	89
Net cash provided by (used in) investing activities		(80)	- -	1,085		- -	1,005
Repayment of long-term debt		(106)	(390)	(274)		- -	(770)
Intercompany		(4)	205	(201)		- -	- -
Other		- -	- -	3		- -	3
Net cash used in financing activities – continuing operations		(110)	(185)	(472)		- -	(767)
Debt required to be repaid upon sale of discontinued operations		- -	- -	(99)		- -	(99)
Other net cash provided financing activities – discontinued operations		- -	- -	23		- -	23
Net cash used in financing activities		(110)	(185)	(548)		- -	(843)
Effect of exchange rate changes on cash		- -	- -	1		- -	1
Decrease in cash and cash equivalents		- -	(56)	(45)		- -	(101)
Cash and cash equivalents at beginning of period		- -	62	59		- -	121
Cash and cash equivalents at end of period		- -	6	14		- -	20
Cash and cash equivalents at end of period – continuing operations	$	- -	$6	$14	$	- -	$20

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As of December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
BALANCE SHEET
Inventories	$	- -	$	- -	$87	$	- -	$87
Other current assets		- -		62	200		- -	262
Current assets held for sale		- -		- -	661		- -	661
Property, plant and equipment, net		- -		- -	129		- -	129
Investment in Equistar Chemicals, LP		- -		- -	470		- -	470
Investment in subsidiaries		310		497	- -		(807)	- -
Goodwill, net		- -		- -	49		- -	49
Other assets, net		(2)		(2)	66		- -	62
Due from parent and affiliates, net		- -		368	- -		(368)	- -
Long-term assets held for sale		- -		- -	694		- -	694
Total assets		$308		$925	$2,356		$(1,175)	$2,414
Current liabilities		$1		$4	$169	$	- -	$174
Current liabilities associated with assets held for sale		- -		- -	335		- -	335
Long-term debt		150		617	- -		- -	767
Other liabilities		- -		3	378		- -	381
Deferred income taxes		- -		- -	248		- -	248
Due to parent and affiliates, net		14		- -	354		(368)	- -
Long-term liabilities associated with assets held for sale		- -		- -	361		- -	361
Total liabilities		165		624	1,845		(368)	2,266
Minority interest		- -		- -	5		- -	5
Stockholder’s (deficit) equity		143		301	506		(807)	143
Total liabilities and stockholder’s equity		$308		$925	$2,356		$(1,175)	$2,414

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the year ended December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME
Sales and other operating revenues	$	- -	$	- -	$602	$	- -	$602
Cost of sales		- -		- -	537		- -	537
Selling, general and administrative expenses		- -		- -	50		- -	50
Research and development expenses		- -		- -	4		- -	4
Operating income		- -		- -	11		- -	11
Interest expense, net		(9)		(53)	(1)		- -	(63)
Intercompany interest income (expense), net		(1)		110	(109)		- -	- -
Income from equity investment in Equistar		- -		- -	181		- -	181
Equity in income of subsidiaries		169		180	- -		(349)	- -
Other expense, net		- -		13	(17)		- -	(4)
(Provision for) benefit from income taxes		- -		9	(26)		- -	(17)
Income from continuing operations		159		259	39		(349)	108
Income from discontinued operations, net of tax		- -		- -	51		- -	51
Net income		$159		$259	$90		$(349)	$159

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the year ended December 31, 2006

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities – continuing operations		$(7)	$174	$(13)	$	- -	$154
Net cash provided by operating activities – discontinued operations		- -	- -	39		- -	39
Net cash provided by (used in) operating activities		(7)	174	26		- -	193
Expenditures for property, plant and equipment		- -	- -	(12)		- -	(12)
Payments and distributions to discontinued operations		- -	- -	(40)		- -	(40)
Other		- -	- -	1		- -	1
Net cash used in investing activities – continuing operations		- -	- -	(51)		- -	(51)
Net cash used in investing activities – discontinued operations		- -	- -	(14)		- -	(14)
Net cash used in investing activities		- -	- -	(65)		- -	(65)
Repayment of long-term debt		- -	(250)	(4)		- -	(254)
Intercompany		7	(73)	66		- -	- -
Other		- -	- -	(2)		- -	(2)
Net cash provided by (used in) financing activities – continuing operations		7	(323)	60		- -	(256)
Net cash used in financing activities – discontinued operations		- -	- -	(34)		- -	(34)
Net cash provided by (used in) financing activities		7	(323)	26		- -	(290)
Effect of exchange rate changes on cash		- -	- -	4		- -	4
Decrease in cash and cash equivalents		- -	(149)	(9)		- -	(158)
Cash and cash equivalents at beginning of period		- -	211	68		- -	279
Cash and cash equivalents at end of period		- -	62	59		- -	121
Less: Cash and cash equivalents at end of period – discontinued operations		- -	- -	45		- -	45
Cash and cash equivalents at end of period – continuing operations	$	- -	$62	$14	$	- -	$76

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the year ended December 31, 2005

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF INCOME
Sales and other operating revenues	$	- -	$	- -	$610	$	- -	$610
Cost of sales		- -		- -	541		- -	541
Selling, general and administrative expenses		- -		1	77		- -	78
Research and development expenses		- -		- -	2		- -	2
Business combination costs		- -		- -	1		- -	1
Operating loss		- -		(1)	(11)		- -	(12)
Interest expense, net		(6)		(89)	(16)		- -	(111)
Intercompany interest income (expense), net		(1)		110	(109)		- -	- -
Income from equity investment in Equistar		- -		- -	221		- -	221
Equity in income of subsidiaries		33		78	- -		(111)	- -
Other expense, net		- -		(11)	(11)		- -	(22)
(Provision for) benefit from income taxes		2		(3)	(30)		- -	(31)
Income from continuing operations		28		84	44		(111)	45
Loss from discontinued operations, net of tax		- -		- -	(17)		- -	(17)
Net income (loss)		$28		$84	$27		$(111)	$28

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
For the year ended December 31, 2005

Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities – continuing operations		$(7)	$15	$203	$	- -	$211
Net cash used in operating activities – discontinued operations		- -	- -	64		- -	64
Net cash provided by (used in) operating activities		(7)	15	267		- -	275
Expenditures for property, plant and equipment		- -	- -	(7)		- -	(7)
Payments and distributions from discontinued operations		- -	- -	269		- -	269
Net cash provided by investing activities – continuing operations		- -	- -	262		- -	262
Net cash used in investing activities – discontinued operations		- -	- -	(322)		- -	(322)
Net cash used in investing activities		- -	- -	(60)		- -	(60)
Repayment of long-term debt		- -	(365)	(1)		- -	(366)
Intercompany		1	473	(474)		- -	- -
Contribution from affiliate		6	- -	- -		- -	6
Other		- -	(2)	1		- -	(1)
Net cash provided by (used in) financing activities – continuing operations		7	106	(474)		- -	(361)
Net cash used in financing activities – discontinued operations		- -	- -	89		- -	89
Net cash provided by (used in) financing activities		7	106	(385)		- -	(272)
Effect of exchange rate change on cash		- -	- -	(8)		- -	(8)
Increase (decrease) in cash and cash equivalents		- -	121	(186)		- -	(65)
Cash and cash equivalents at beginning of period		- -	90	254		- -	344
Cash and cash equivalents at end of period		- -	211	68		- -	279
Less: Cash and cash equivalents at end of period – discontinued operations		- -	- -	50		- -	50
Cash and cash equivalents at end of period – continuing operations	$	- -	$211	$18	$	- -	$229

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter (the fourth quarter 2007) that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting.

Millennium’s management’s report on internal control over financial reporting appears on page 54 of this Annual Report on Form 10-K.  The effectiveness of Millennium’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of Millennium’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed or expected to be billed for audit-related, tax and all other services rendered by PricewaterhouseCoopers during those periods.

Thousands of dollars	2007	2006
Audit fees (a)	$1,247	$4,650
Audit-related fees (b)	105	174
Tax fees (c)	50	300
All other fees	- -	- -
Total	$1,402	$5,124
__________

(a)
Audit fees consist of the aggregate fees and expenses billed or expected to be billed for professional services rendered by PricewaterhouseCoopers for the audit of Millennium’s annual financial statements, the review of financial statements included in Millennium’s Form 10-Qs or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.  The 2006 audit fees shown in the table above reflect a reduction of $250,000 related to fees that were originally estimated, but were not incurred with respect to 2006.  Of the 2006 audit fees shown in the table, $684,000 represents fees and expenses billed in 2007 related to 2006 audit services.  Of the 2007 audit fees shown in the table, $484,000 represents fees and expenses expected to be billed in 2008 related to 2007 audit services.

(b)
Audit-related fees consist of the aggregate fees billed for assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of Millennium’s financial statements.  This category includes fees related to: the performance of audits of Millennium’s benefit plans; agreed-upon or expanded audit procedures relating to accounting records required to respond to or comply with financial, accounting or regulatory reporting matters; and consultations as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by regulatory or standard setting bodies.  Of the 2006 audit-related fees shown in the table, $105,000 represents fees billed in 2007 for 2006 audit-related services.  Of the 2007 audit-related fees shown in the table, $103,000 represents fees expected to be billed in 2008 for 2007 audit-related services.

(c)	Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for federal, state and international tax compliance and advice.

Pre-Approval Policy

Generally, the Board of Directors of Millennium serves as Millennium’s Audit Committee, and is directly responsible for overseeing the work of the independent registered public accounting firm.  However, Millennium is a wholly owned subsidiary of Lyondell.  Millennium’s Board of Directors revised its pre-approval policy.  Millennium’s Board of Directors has delegated to Lyondell’s Board of Directors the responsibility for reviewing and pre-approving all audit and non-audit services to be provided for Millennium by Millennium’s independent registered public accounting firm (including affiliates or related member firms).

A centralized service request procedure is used for all requests for the independent registered public accounting firm to provide services to Millennium.  Under this procedure, all requests for the independent registered public accounting firm to provide services to Millennium initially are submitted to Lyondell’s Vice President and Controller.  Each such request must include a detailed description of the services to be rendered.  If the proposed services have not already been pre-approved by Lyondell’s Board of Directors, Lyondell’s Vice President and Controller will submit the request and a detailed description of the proposed services to Lyondell’s Board of Directors.  Requests to provide services that require pre-approval by Lyondell’s Board of Directors also must include a statement as to whether, in the view of Lyondell’s Vice President and Controller, the request is consistent with the SEC’s rules on independent registered public accounting firm independence.

Millennium’s Board of Directors has designated Lyondell’s Chief Financial Officer to review compliance with the pre-approval policy.  Lyondell’s Chief Financial Officer will report to Lyondell’s Board of Directors periodically on the results of the monitoring.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       The Following Documents are Filed as Part of This Report :

1.         Supplemental Financial Information.

The Supplemental Financial Information relating to Equistar, which is contained in the Annual Report on Form 10-K, consists of the following:

Page of
The Report
Financial Statements of Equistar:
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income –
Years Ended December 31, 2006, 2005 and 2004	F-4
Consolidated Balance Sheets – December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows -
Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Partners’ Capital -
Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to the Consolidated Financial Statements	F-8 to F-28

2.         Schedules – None

3.         Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated March 28, 2004, by and among Lyondell Chemical Company, the Registrant and Millennium Subsidiary LLC (9)
2.2
Sale and Purchase Agreement, dated as of February 23, 2007, by and between Millennium Worldwide Holdings I Inc., Millennium US Op Co, LLC, and The National Titanium Dioxide Co. Ltd. (Cristal) and, for the limited purposes set forth therein, Lyondell Chemical Company (14)

3.1	Restated Certificate of Incorporation of the Registrant (10)
3.2	Amended and Restated By-laws of the Registrant (11)
4.1
Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), the Registrant and The Bank of New York, as Trustee, in respect to the 7.625% Senior Debentures due November 15, 2026 (2)

4.1(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., the Registrant and The Bank of New York, as Trustee (5)
4.2	Senior Secured Credit Agreement dated as of December 20, 2007 (16)
4.3	Interim Loan Credit Agreement dated as of December 20, 2007 (16)
4.4
Indenture dated as of August 10, 2005 among Nell AF S.A.R., the guarantors named therein, The Bank of New York, as Trustee, Registrar, Paying Agent, Transfer Agent and Listing Agent, ABN AMRO Bank N.V., as Security Agent, and AIB/BNY Fund Management (Ireland) Limited, as Irish Paying Agent (16)

4.4(a)	Supplemental Indenture dated as of February 2, 2006 to the Indenture dated as of August 10, 2005 (16)
4.4(b)	Second Supplemental Indenture dated as of May 22, 2007 to the Indenture dated as of August 10, 2005 (16)
4.4(c)	Third Supplemental Indenture dated as of July 26, 2007 to the Indenture dated as of August 10, 2005 (16)
4.4(d)	Fourth Supplemental Indenture dated as of December 20, 2007 to the Indenture dated as of August 10, 2005 (16)

4.5	Senior Secured Inventory-Based Credit Agreement dated as of December 20, 2007 (16)
4.6	Security Agreement dated as of December 20, 2007 (16)
4.7	Subsidiary Guaranty dated as of December 20, 2007 (16)
4.8	Intercreditor Agreement dated as of December 20, 2007 (16)
4.9	Intercreditor Agreement dated as of December 20, 2007 (16)

10.1	Indemnification Agreement, dated as of September 30, 1996, between Hanson and the Registrant (1)
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

10.3(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (3)
10.4	Asset Contribution Agreement (the “Millennium Asset Contribution Agreement”) among Millennium Petrochemicals, Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (4)
10.4(a)	First Amendment to the Millennium Asset Contribution Agreement dated as of May 15, 1998 (6)
10.4(b)	Second Amendment to the Millennium Asset Contribution Agreement among the Registrant, Millennium Petrochemicals LP LLC, and Equistar Chemicals, LP (7)
10.5	Amended and Restated Parent Agreement among Lyondell Chemical Company, the Registrant and Equistar Chemicals, LP, dated as of November 6, 2002 (8)
10.7	Amended and Restated Partnership Agreement of Equistar (15)
10.8	Indemnity
10.9	Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between Lyondell Chemical Company and Texas Commerce Bank, as Trustee (12)
10.9(a)	Second Supplemental Indenture dated as of December 1, 1997 among Lyondell Chemical Company, Equistar Chemicals, LP and Texas Commerce Bank National Association (13)
10.9(b)	Third Supplemental Indenture dated as of November 3, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank (13)
10.9(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among Lyondell Chemical Company, Equistar Chemicals, LP and The Chase Manhattan Bank (13)

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 10, 1997 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 26, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to the Equistar Chemical LP’s Registration Statement on Form S-4 (No. 333-76473) and incorporated herein by reference.
(13)	Filed as an exhibit to the Equistar Chemical LP’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 21, 2007 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 19, 2007 and incorporated herein by reference.
(16)	Filed as an exhibit to Lyondell Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.
Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements

       Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 56.

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

The effectiveness of Equistar’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of partners' capital and cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from December 21, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Houston, Texas
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of partners’ capital and cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP  and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period January 1, 2007 to December 20, 2007, and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Sales and other operating revenues:
Trade	$342	$9,451	$9,636	$8,732
Related parties	115	3,586	3,129	2,954
	457	13,037	12,765	11,686
Operating costs and expenses:
Cost of sales	495	12,656	11,562	10,487
Asset impairment	- -	- -	135	- -
Selling, general and administrative expenses	6	263	210	198
Research and development expenses	- -	37	34	33
Purchased in-process research and development	22	- -	- -	- -
	523	12,956	11,941	10,718
Operating income (loss)	(66)	81	824	968
Interest expense:
Other	(1)	(180)	(217)	(227)
Related party	- -	(16)	- -	- -
Interest income	2	6	7	9
Other expense, net	- -	(107)	- -	(2)
Income (loss) before interest on push-down debt	(65)
Interest expense on push-down debt	(57)
Net income (loss)	$(122)	$(216)	$614	$748

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
Millions of dollars	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$60	$133
Accounts receivable:
Trade, net	95	890
Related parties	43	277
Inventories	1,754	809
Prepaid expenses and other current assets	60	49
Total current assets	2,012	2,158
Property, plant and equipment, net	5,116	2,846
Notes receivable from related party	785	- -
Investments	65	59
Intangible assets, net:
Debt issuance costs on push-down debt	334	- -
Intangible assets of Equistar	998	285
Goodwill	750	- -
Other assets, net	12	11
Total assets	$10,072	$5,359
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt:
Push-down debt	$146	$ - -
Debt of Equistar	27	- -
Related party borrowings – push-down	717	- -
Accounts payable:
Trade	975	731
Related parties	191	174
Accrued liabilities	295	312
Notes payable to related party	80	- -
Total current liabilities	2,431	1,217
Long-term debt:
Push-down debt	16,829	- -
Debt of Equistar	129	2,160
Other liabilities and deferred revenues	295	378
Commitments and contingencies
Partners’ capital:
Partners’ accounts	7,746	1,642
Push-down debt	(17,358)	- -
Accumulated other comprehensive loss	- -	(38)
Total partners’ capital (deficit)	(9,612)	1,604
Total liabilities and partners’ capital	$10,072	$5,359

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the period from December 21 through December 31,	For the period from January 1, through December 20,	For the year ended December 31,
Millions of dollars	2007	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(122)	$(216)	$614	$748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Push-down debt interest	57	- -	- -	- -
Depreciation and amortization	17	315	324	322
Asset impairment	- -	- -	135	- -
Deferred maintenance turnaround expenditures	- -	(66)	(12)	(51)
Purchased in-process research and development	22	- -	- -	- -
Debt prepayment premiums and charges	- -	109	- -	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	- -	288	(243)	(96)
Inventories	34	(4)	(156)	(69)
Accounts payable	(23)	284	168	197
Other, net	(44)	(49)	(23)	(4)
Net cash provided by (used in) operating activities	(59)	661	807	1,047

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(228)	(168)	(153)
Notes receivable from related parties	- -	(44)	- -	- -
Other	- -	8	2	3
Net cash used in investing activities	(12)	(264)	(166)	(150)
Cash flows from financing activities:
Repayment of long-term debt	(4)	(2,071)	(150)	(1)
Payment of debt issuance costs	- -	(7)	- -	- -
Contributions from owners	- -	1,703	- -	- -
Distribution to owners	- -	(100)	(575)	(725)
Net proceeds from notes payable to related party	- -	80	- -	- -
Other	(11)	11	2	5
Net cash used in financing activities	(15)	(384)	(723)	(721)

Increase (decrease) in cash and cash equivalents	(86)	13	(82)	176
Cash and cash equivalents at beginning of period	146	133	215	39
Cash and cash equivalents at end of period	$60	$146	$133	$215

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)		Push down of Parent Debt		Net Partners’ Capital	Comprehensive Income (Loss)
Predecessor
Balance at January 1, 2005	$642	$938	$1,580		$(19)	$	- -	$1,561
Net income	527	221	748		- -		- -	748		$748
Other comprehensive income:
Minimum pension liability	- -	- -	- -		1		- -	1		1
Derivative instruments	- -	- -	- -		(2)		- -	(2)		(2)
Distributions to partners	(511)	(214)	(725)		- -		- -	(725)
Comprehensive income										$747
Balance at December 31, 2005	$658	$945	$1,603		$(20)	$	- -	$1,583
Net income	433	181	614		- -		- -	614		$614
Other comprehensive income:
Minimum pension liability	- -	- -	- -		5		- -	5		5
Change in accounting for pension and other postretirement benefits	- -	- -	- -		(23)		- -	(23)		- -
Distributions to partners	(405)	(170)	(575)		- -		- -	(575)
Comprehensive income										$619
Balance at December 31, 2006	$686	$956	$1,642		$(38)	$	- -	$1,604
Net loss	(152)	(64)	(216)		- -		- -	(216)		$(216)
Other comprehensive income:
Pension and other postretirement benefits	- -	- -	- -		2		- -	2		- -
Contributions from partners	1,703	- -	1,703		- -		- -	1,703		- -
Distributions to partners	(70)	(30)	(100)		- -		- -	(100)
Comprehensive income										$(216)
Balance at December 20, 2007	$2,167	$862	$3,029		$(36)	$	- -	$2,993
Successor
Beginning balance	$6,144	$1,667	$7,811	$	- -	$	- -	$7,811
Effects of push-down debt	- -	- -	- -		- -		(17,301)	(17,301)	$	- -
Net loss	(51)	(14)	(65)		- -		(57)	(122)		(122)
Comprehensive income										$(122)
Balance at December 31, 2007	$6,093	$1,653	$7,746	$	- -		$(17,358)	$(9,612)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.       Basis of Presentation

Equistar Chemicals, LP together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics.  Equistar also manufactures and markets fuel products and ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.  The consolidated financial statements include the accounts of Equistar and its subsidiaries.

Equistar became an indirect wholly owned subsidiary of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”) as a result of Lyondell’s acquisition of Millennium in 2004.  Prior to December 20, 2007, Equistar was owned 70.5% by Lyondell and 29.5% by Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).  On December 20, 2007, LyondellBasell Industries AF S.C.A. (formerly known as Basell AF S.C.A.) indirectly acquired all of the shares of Lyondell common stock.  As a result, Lyondell and Equistar both became indirect wholly owned subsidiaries of LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt (see Note 13), resulting in an increase of Lyondell’s direct ownership interest to 79% and a corresponding decrease in Millennium’s ownership interest to 21%.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,692 million of debt for which it is not the primary obligor, but which it has guaranteed, and which was used in the acquisition by LyondellBasell Industries in the acquisition of Lyondell (“push-down debt”), and $340 million of related debt issuance costs.

In Staff Accounting Bulletin (“SAB”), Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Securities and Exchange Commission requires, among other things, that, in situations where debt is used to acquire substantially all of an acquiree’s common stock and the acquiree guarantees the debt or pledges its assets as collateral for the debt, the debt and related interest expense and debt issuance costs be reflected in, or “pushed down” to, the acquiree’s financial statements.  Equistar guarantees $17,692 million of debt, but under which Equistar is not the primary obligor.

Although this presentation may not reflect the likely future demands on Equistar resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the maximum possible demand on Equistar resources relating to the debt of LyondellBasell Industries.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push-down debt are segregated.

The consolidated statements of income for the 11-day period subsequent to the acquisition reflect depreciation and amortization expense based on the new value of the related assets and interest expense on push-down debt; therefore, the financial information for the periods prior to and subsequent to the acquisition is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the 11-day period after the acquisition (“Successor”).  If not so indicated, information in the notes to the consolidated financial statements is presented on a full year basis.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Goodwill—Goodwill represents the excess of the purchase price allocated by LyondellBasell Industries to Equistar over the fair value assigned to the net tangible and intangible assets of Equistar.  Goodwill is reviewed for impairment at least annually.

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

Other intangible assets are carried at cost or amortized cost and primarily consist of emission credits, various contracts, and technology, patents and license costs.  These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

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

Accounting and Reporting Changes—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Equistar beginning in 2009, with earlier application prohibited.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.       Summary of Significant Accounting Policies – (Continued)

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires  an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Equistar, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

Although certain past transactions, including the acquisition of Lyondell by LyondellBasell Industries, would have been accounted for differently under SFAS No. 160 and SFAS No. 141 (revised 2007), application of these statements in 2009 will not affect historical amounts.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items.  SFAS No. 159 is effective for Equistar beginning in 2008.  Equistar does not expect the application of SFAS No. 159 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.  The effective date for Equistar would be at the beginning of 2009.  Equistar is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur.  Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006 (see Note 16).

3.       Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Equistar became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Equistar recognized in its financial statements $17,692 million of push-down debt for which it is not the primary obligor and $340 million of related debt issuance costs.

The following table reflects the preliminary adjustments to Equistar’s assets and liabilities as of December 31, 2007, resulting from the $7,811 million purchase price allocated by LyondellBasell Industries to Equistar.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

Millions of dollars
Allocated purchase price	$7,811
Book value of Equistar net assets acquired	2,993
Excess purchase price to allocate	4,818

Allocation of excess purchase price to assets and liabilities:
Inventories	975
Plant, property and equipment	2,288
Investments and joint ventures	13
Other identifiable intangibles	703
Purchased in-process research and development	22
Other, net	67
Goodwill	$750

The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Approximately $22 million, or less than 1% of the allocated purchase price was assigned to Equistar’s in-process research and development (“IPR&D”).  The estimated fair value of IPR&D was developed using probable discounted cash flows on a project-by-project basis.  The activities represented by these projects will be continued by Equistar, and the values assigned represent intangibles with no alternative future use.  Accordingly, Equistar’s results of operations in the Successor period included a charge of $22 million for the value of the acquired IPR&D.

Equistar has completed a preliminary assignment of the goodwill to reportable segments.  Goodwill of $500 million was assigned to the chemicals segment and $250 million was assigned to the polymers segment.  Management does not expect the finalization of the purchase price allocation to have a material effect on the assignment of goodwill to reportable segments.

The following unaudited pro forma historical results of Equistar assume the acquisition was consummated as of the beginning of each period presented:
Millions of dollars	For the period from January 1 through December 20, 2007	For the year ended December 31, 2006
Sales and other operating revenues	$13,037	$12,765
Operating income (loss)	(67)	583
Net loss	(1,880)	(1,262)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries – (Continued)

The above pro forma results include a $22 million after-tax charge for purchased in-process research and development and approximately $1.6 billion of interest related to push-down debt in each period.  The unaudited pro forma data do not include the charges of $109 million related to debt refinancing in the 2007 Predecessor period.

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had the transaction actually been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future results.

4.       Asset Impairment

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

5.       Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico.  Net income in 2005 reflected charges totaling $28 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements.   Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations.  Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance.  Equistar recognized benefits from insurance reimbursements related to its plants of $1 million in 2006.  There were no such reimbursements in 2007 and 2005.

6.       Related Party Transactions

As a result of the July 16, 2007 agreement and plan of merger between Basell and Lyondell, Equistar began reporting transactions, including sales of product, with the Basell Group as related party transactions beginning with the third quarter 2007 (see Note 3).  Equistar also conducts transactions with Lyondell and Occidental Petroleum Corporation (together with is subsidiaries and affiliates, collectively “Occidental”), which was considered a related party during the 2007 Predecessor period as a result of Occidental’s representation on the Lyondell Board of Directors prior to December 20, 2007.  Lyondell owns 100% of Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP) and Millennium.  All of the above companies are considered related parties of Equistar.  In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly owned subsidiaries other than Houston Refining, Millennium and Equistar and their respective subsidiaries.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.           Related Party Transactions – (Continued)

Product Transactions with the Basell Group—Equistar sells high density polyethylene (“HDPE”) and low density polyethylene (“LDPE”) to the Basell Group at market-related prices under an agreement that requires Equistar to sell up to 50,000 pounds of HDPE and LDPE per month.  The initial term of the contract expired March 31, 2006 and continues year to year thereafter unless terminated by either party.  Equistar also sells propylene to the Basell Group at market-related prices under a multi-year agreement.

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

Product Transactions with Occidental—Equistar and Occidental, previously one of the partners of Equistar, entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar.  Either party has the option to “phase down” volumes over time.  However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur.  In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices.

Product Transactions with Houston Refining LP—Equistar has product sales and raw material purchase agreements with Houston Refining, a wholly owned subsidiary of Lyondell as of August 16, 2006.  Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials.  Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining.  All of the agreements between Houston Refining and Equistar are on terms generally representative of prevailing market prices.  Subsequent to August 16, 2006, transactions between Equistar and Houston Refining are reported as related party transactions of Lyondell.

EQUISTAR CHEMICALS, LP

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

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental.  See Note 4 for additional information related to the Lake Charles ethylene facility.

Notes Receivable from Subsidiaries of Lyondell—On December 20, 2007 in conjunction with the execution of Lyondell’s new $1,150 million Accounts Receivable Securitization Facility (see Note 7), Equistar and a wholly owned, bankruptcy-remote subsidiary of Lyondell entered into a receivables sales agreement for the sale of substantially all of Equistar’s domestic accounts receivable to Lyondell, a portion of which are then sold under the Lyondell third party facility.  Under the agreement, Equistar received a subordinated note, the principal amount of which may vary based on the level of Equistar’s accounts receivable sold to the Lyondell subsidiary, proceeds received from such sales and any amount of interest capitalized.  The note, which matures one year and one day after the outstanding balance of Equistar’s accounts receivable sold, has been reduced to zero, bears interest at the alternate base rate, as defined.  At the option of the Lyondell subsidiary, the payment of interest, which is due one month in arrears, may be deferred and added to the principal amount outstanding under the note.  The balance of the note outstanding at December 31, 2007 was $741 million.

Also on December 20, 2007, Equistar and a subsidiary of Lyondell entered into a loan agreement under which Equistar shall, at the request of the Lyondell subsidiary, make advances up to and not exceeding $2,000 million dollars.  The loan, which bears interest at LIBOR plus 4%, matures in 2012.  Accrued interest due and payable may, at the option of the Lyondell subsidiary, be added to the outstanding principal amount of the note.  The balance of the note outstanding at December 31, 2007 was $44 million.  It is anticipated that Equistar and Lyondell will replace the loan agreement with a current account agreement for an indefinite period, under which Equistar may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

Notes Payable to Millennium Chemicals Inc.—In 2007, Equistar and Millennium entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 3), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bear interest, which is payable quarterly, at the London Interbank Offered Rate ("LIBOR”) plus 1.75%.  The balance of the notes outstanding at December 31, 2007 was $80 million and was paid in January 2008.

Related Party Borrowings-Push-Down—As a result of the acquisition of Lyondell by LyondellBasell Industries, on December 20, 2007 Equistar recorded related party borrowings under an unsecured current account agreement of $717 million for which it is not a primary obligor.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.       Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005

Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$54	$1,741	$1,467	$1,202
Houston Refining	30	968	842	944
Occidental	25	753	780	755
Millennium	4	93	40	53
Basell Group	2	31	- -	- -

Shared services and shared site agreements:
Millennium	1	25	16	27
Lyondell	- -	16	24	20
Houston Refining	- -	- -	5	4

Interest – Lyondell	2	- -	- -	- -

Related parties billed Equistar for:
Purchases of products:
Houston Refining	$39	$970	$928	$394
Lyondell	15	411	352	307
Millennium	- -	10	9	8
Occidental	1	28	33	20
Basell Group	- -	3	- -	- -

Shared services, transition and lease agreements:
Lyondell	11	271	209	183
Millennium	- -	1	1	1
Occidental	- -	7	7	7
Houston Refining	- -	- -	1	1

Interest - Millennium	- -	16	- -	- -

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.       Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry.  Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them.

Equistar’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million at December 31, 2006.  There was no allowance for doubtful accounts receivable for the year ended December 31, 2007.  The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in each of 2007 and 2006.  There were no provisions for doubtful accounts receivable in 2005.

On December 20, 2007, as part of the acquisition of Lyondell by LyondellBasell Industries, Lyondell entered into a $1,150 million Accounts Receivable Securitization Facility.  Concurrently, Equistar entered into a receivable sales agreement with Lyondell and terminated its $600 million accounts receivable sales facility.

Pursuant to the new receivables sales agreement, Equistar sells, on an ongoing basis and without recourse, substantially all of its domestic accounts receivable to a wholly owned bankruptcy-remote subsidiary of Lyondell.  The payment received for these sales may, at the option of Lyondell, be a combination of cash and notes payable.  A portion of the Equistar accounts receivables sold under the facility with Lyondell may then be sold under Lyondell’s $1,150 million Accounts Receivable Securitization Facility.

Accounts receivable in the Consolidated Balance Sheets are reduced by the outstanding amount of accounts receivable sold to Lyondell.  Increases and decreases in the amounts sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue.  Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

At December 31, 2007, the outstanding amount of receivables sold by Equistar to Lyondell was $1,407 million for which Equistar received cash proceeds of $666 million and a note receivable from Lyondell for $741 million (see Note 6).  At December 31, 2006, there were no outstanding receivables sold under the previous facility.

Prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005 related to receivables from Occidental.

8.       Inventories

Inventories consisted of the following components at December 31:
	Successor	Predecessor
Millions of dollars	2007	2006
Finished goods	$902	$452
Work-in-process	40	14
Raw materials	650	225
Materials and supplies	162	118
Total inventories	$1,754	$809

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Inventories – (Continued)

The increase in inventory is primarily due to the revaluation of inventory at December 31, 2007 to the values assigned in accounting for the acquisition of Lyondell by LyondellBasell Industries.

At December 31, 2007, approximately 95% of Equistar’s inventories, excluding materials and supplies and in-transit inventory were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $15 million and $381 million at December 31, 2007 and 2006, respectively.

9.       Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Land	$46	$85
Manufacturing facilities and equipment	4,890	6,093
Construction in progress	193	141
Total property, plant and equipment	5,129	6,319
Less accumulated depreciation	(13)	(3,473)
Property, plant and equipment, net	$5,116	$2,846

The increases in property, plant and equipment, goodwill and other assets in 2007 are due to the revaluation of the related assets to reflect the values assigned in the accounting for the acquisition of Lyondell by LyondellBasell Industries.  The increase in depreciation and amortization expense in 2007 reflects the related effect of the revaluation of property, plant and equipment and other assets.

Maintenance and repair expenses were $10 million and $300 million, respectively, for the Successor and Predecessor periods in 2007, $287 million in 2006 and $261 million in 2005.  No interest was capitalized to property, plant and equipment during the three-year period ended December 31, 2007.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar recognized $750 million of goodwill reflecting the excess of the purchase price allocated by LyondellBasell Industries to Equistar over the fair value assigned to the net tangible and intangible assets of Equistar (see Notes 3 and 20).  In addition, Equistar has recognized in its financial statements $340 million of debt issuance costs related to $17,692 million of push-down debt for which Equistar is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.       Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor				Predecessor
	2007				2006
Millions of dollars	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization		Net
Identifiable intangible assets:
Emission credits	$486	$	- -	$486	$35	$	- -	$35
Various contracts	211		(1)	210	- -		- -	- -
Turnaround costs	190		(2)	188	324		(157)	167
Technology, patents and licenses	30		- -	30	- -		- -	- -
Software costs	32		- -	32	100		(68)	32
Debt issuance costs	4		- -	4	46		(28)	18
Debt issuance costs on Push-down debt	340		(6)	334	- -		- -	- -
Catalyst costs	11		- -	11	44		(31)	13
Other	37		- -	37	44		(24)	20
Total intangible assets	$1,341		$(9)	1,332	$593		$(308)	285
Pension asset				8				6
Other				4				5
Total other assets, net				$1,344				$296

Amortization of these identifiable intangible assets for the next five years is expected to be $304 million in 2008, $116 million in 2009, $102 million in 2010, $86 million in 2011 and $79 million in 2012.

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Property, plant and equipment	$14	$249	$254	$254
Turnaround costs	2	43	40	38
Software costs	- -	11	17	18
Other	1	12	13	12
Total depreciation and amortization	$17	$315	$324	$322

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs included in interest expense in the Consolidated Statements of Income was less than $1 million and $4 million, respectively, for the Successor and Predecessor periods in 2007, and $5 million in each of 2006 and 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.           Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Equistar continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At December 31, 2007 and 2006, the liabilities that had been recognized for all asset retirement obligations were $16 million and $12 million, respectively.

10.       Accounts Payable

Accounts payable at December 31, 2007 and 2006 included liabilities in the amount of $7 million for checks issued in excess of associated bank balances but not yet presented for collection.

11.       Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Payroll and benefits	$131	$92
Pension and other postretirement benefits	7	7
Taxes other than income taxes	70	68
Interest	5	60
Product sales rebates	36	28
Deferred revenues	26	36
Other	20	21
Total accrued liabilities	$295	$312

The carrying amount of accrued liabilities were not changed in accounting for the acquisition of Lyondell by LyondellBasell Industries.

12.       Deferred Revenues

Deferred revenues at December 31, 2007 and 2006 of $142 million and $175 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts.  Equistar is recognizing this deferred revenue as the associated product is delivered.  Trade sales and other operating revenues included $38 million for the combined 2007 Successor and Predecessor periods and $13 million and $22 million in 2006 and 2005, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Equistar recorded the following push-down debt for which it is not a primary obligor.

Millions of dollars
Term loan A due 2013	$1,500
Term loan B due 2014 ($75 million of discount)	7,475
Interim Loan	8,000
Total long-term debt	16,975
Less current maturities	(146)
Total long-term debt, net	$16,829

Aggregate maturities of the debt are $146 million in 2008, $147 million in 2009, $225 million in 2010, $301 million in 2011, $413 million in 2012 and $15,743 million thereafter.

If not repaid prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due in December 2015.  The push-down debt represents acquisition-related debt for which Equistar is not the borrower, but the debt is guaranteed by Equistar and secured by its assets.  The primary obligor under Term loans A and B is Lyondell and under the Interim Loan is LyondellBasell Industries.  Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

Long-term debt under which Equistar is the primary obligor consisted of the following at December 31:

	Successor	Predecessor
Millions of dollars	2007	2006
Senior Notes due 2008, 10.125%	$8	$700
Senior Notes due 2011, 10.625%	4	707
Debentures due 2026, 7.55% ($21 million of discount)	129	150
Notes due 2009, 8.75%	15	600
Other	- -	3
Total long-term debt	156	2,160
Less current maturities	(27)	- -
Total long-term debt, net	$129	$2,160

Aggregate maturities of long-term debt under which Equistar is the primary obligor are $27 million in 2008 and $129 million in 2026.

On December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries, Equistar, together with Lyondell and a U.S.-based subsidiary of the Basell Group, entered into a five-year $1,000 million senior secured inventory-based credit facility.  Loans under this facility, which matures in December 2012, bear interest, at the option of the borrower, of the applicable margin plus the alternate base rate, as defined, or the current LIBO rate, as defined.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.           Long-Term Debt – (Continued)

The senior secured inventory-based credit facility contains covenants that subject to certain exceptions, restrict, among other things, debt incurrence, lien incurrence, investments, certain payments on indebtedness, sales of assets and mergers, amendment of terms of certain indebtedness and material obligations, and affiliate transactions and covenants that establish maximum levels of capital expenditures, all of which are substantially similar to the LyondellBasell Industries Senior Secured Credit Facility.  The inventory-based credit facility also provides that if for any period of four consecutive quarters the Fixed Charge Coverage Ratio, as defined, of LyondellBasell Industries, on a consolidated basis, for any period of four consecutive quarters is less than 1.1:1, then during the next quarter, total excess availability may not be less than $200 million for five consecutive business days or more unless on each such day, total excess availability is at least $150 million and total collateral availability is at least $275 million.

Also, on December 20, 2007, Equistar repaid $300 million principal amount outstanding under its then-existing $400 million inventory-based revolving credit facility and terminated the facility.

Pursuant to tender offers, in December 2007, Equistar repaid $1,373 million principal amount of debt, comprising $585 million of its 8.75% Notes due 2009, $396 million of its 10.625% Senior Notes due 2011 and $392 million of its 10.125% Senior Notes due 2008, paying premiums totaling $71 million.  In conjunction with the tender offers, on December 5, 2007, Equistar obtained consents from holders of the tendered notes to effect certain proposed amendments to the indentures governing the notes, including the elimination of substantially all the restrictive covenants.

Also during 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million.

In February 2008, Equistar called and repaid the remaining principal amounts of $15 million of its 8.75% Notes due 2009, $4 million of its 10.625% Senior Notes due 2011 and $8 million of its 10.125% Senior Notes due 2008, paying premiums totaling $2 million.

Equistar’s remaining 7.55% Debentures, due 2026, cannot be redeemed prior to maturity.  During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

The indenture for Equistar’s 7.55% Debentures due 2026 contains covenants that, subject to exceptions, restrict, among other things, lien incurrence, sale and leaseback transactions and mergers.  Equistar’s 7.55% Debentures are secured equally and ratably with the LyondellBasell Industries Senior Secured Credit Facility and Interim Loan generally by liens on any Equistar plant for the production of petrochemicals and ownership interests in such plants.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026.

Equistar is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,500 million and $7,550 million, respectively, under the term loans A and B facilities; and  certain LyondellBasell Industries debt, including an $8,000 million Interim loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($736 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $500 million borrowed under term loan A and €1,287 million ($1,894 million) under term loan B.  Equistar is also is a guarantor for amounts borrowed under the senior secured inventory-based credit facility by other Lyondell subsidiaries and a U.S.-based subsidiary of the Basell Group.  At December 31, 2007, borrowings of $100 million were outstanding under the inventory-based credit facility all on the part of Lyondell.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.           Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods.  Operating leases include leases of railcars used in the distribution of products in Equistar’s business.  As of December 31, 2007, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2008	$89
2009	79
2010	70
2011	56
2012	51
Thereafter	322
Total minimum lease payments	$667

Net rental expense for 2007, 2006 and 2005 was $121 million, $106 million and $103 million, respectively.

15.       Financial Instruments and Derivatives

Equistar is exposed to commodity price volatility related to anticipated purchases of natural gas and other raw materials and sales of its products.  Equistar selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks.  Such contracts are generally limited to durations of one year or less.

Designation of the derivatives as fair value or cash flow hedges is performed on a specific exposure basis.  Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected.  When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings.  When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings.

Earnings included net gains from derivative transactions of $4 million in 2007 and $1 million in each of 2006 and 2005.

In 2007, Equistar entered into futures contracts designated as cash flow hedges to offset the effect of changes in the price of silver used as catalyst in the production process.  At December 31, 2007, futures contracts for 1 million troy ounces of silver in the notional amount of $15 million, maturing in September 2008, were outstanding.  Gains, related to these cash flow hedges, of less than $1 million were deferred in AOCI as of December 31, 2007.

Equistar also entered into futures contracts in 2007 and 2006 designated as cash flow hedges to offset the changes in the price of natural gas.  At December 31, 2007, futures contracts for 620,000 mmbtu of natural gas in the notional amounts of $5 million were outstanding.  Net losses of less than $1 million related to these contracts, which mature in January and February 2008, were deferred in AOCI as of December 31, 2007.  There were no outstanding contracts at December 31, 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.       Financial Instruments and Derivatives – (Continued)

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity.  Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $149 million and $2,255 million at December 31, 2007 and 2006, respectively.

16.           Pension and Other Postretirement Benefits

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2007	2006	2007		2006
Change in benefit obligation:
Benefit obligation, January 1	$275	$256		$106		$110
Service cost	22	23		2		3
Interest cost	15	14		6		5
Actuarial gain	(13)	(8)		(6)		(7)
Benefits paid	(14)	(10)		(5)		(5)
Benefit obligation, December 31	285	275		103		106
Change in plan assets:
Fair value of plan assets, January 1	229	169
Actual return on plan assets	18	20
Partnership contributions	41	50
Benefits paid	(14)	(10)
Fair value of plan assets, December 31	274	229
Funded status, December 31	(11)	(46)		(103)		(106)

Amounts not recognized in benefit costs:
Actuarial and investment gain (loss)	- -	46		- -		(5)
Prior service benefit	- -	(1)		- -		(2)
Net amount recognized in benefit costs	$(11)	$(1)		$(103)		$(113)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$8	$5	$	- -	$	- -
Accrued benefit liability, current	- -	- -		(6)		(6)
Accrued benefit liability, long-term	(19)	(51)		(97)		(100)
Funded status, December 31,	$(11)	$(46)		$(103)		$(106)
Accumulated other comprehensive (income) loss	- -	45		- -		(7)
Net amount recognized in benefit costs	$(11)	$(1)		$(103)		$(113)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$234	$224
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive income	- -	(5)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2007	2006
Projected benefit obligation	$214	$257
Fair value of assets	195	205

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2007	2006
Accumulated benefit obligation	$6	$61
Fair value of assets	- -	48

The following table provides the components of net periodic pension costs:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Net periodic pension cost:
Service cost	$1	$22	$23	$21
Interest cost	1	14	14	13

Actual return on plan assets	(1)	(17)	(20)	(10)
Less-return in excess of (less than) expected return	- -	- -	6	(2)
Expected return on plan assets	(1)	(17)	(14)	(12)
Actuarial and investment loss amortization	- -	3	5	6
Net periodic pension cost	$1	$22	$28	$28

As a result of purchase accounting, there are no defined benefit pension plans actuarial losses or prior service costs components included in AOCI at December 31, 2007.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of other postretirement benefit costs:

	Successor	Predecessor
Millions of dollars	For the period from December 21 through December 31,	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2007	2006	2005
Net periodic other postretirement benefit cost:
Service cost	$ - -	$2	$3	$3
Interest cost	- -	6	5	6
Prior service cost amortization	- -	- -	- -	2
Net periodic other postretirement benefit cost	$ - -	$8	$8	$11

Net other postretirement benefit cost was less than $1 million in the 2007 Successor period and comprised service cost, interest cost and prior service cost amortization, each of which were less than $1 million.

As a result of purchase accounting, there are no defined benefit postretirement plan actuarial losses or prior service benefits included in AOCI at December 31, 2007.

The assumptions used in determining the net benefit liabilities were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumptions used in determining net benefit costs were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions for the year:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.           Pension and Other Postretirement Benefits – (Continued)

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2007 was 9% for 2008, decreasing 1% per year to 5% in 2012 and thereafter.  At December 31, 2007, similar cost escalation assumptions were used.  The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan.  To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2007 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.  Equistar’s targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, 25% fixed income securities and 5% investments in real estate are based on recommendations by Equistar’s independent pension investment advisor.  Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation.  Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments.  The investments except for real estate, are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category	2007 Policy	2007	2006
U.S. equity securities	55%	56%	56%
Non-U.S. equity securities	15%	16%	17%
Fixed income securities	25%	24%	27%
Real estate investments	5%	4%	- -
Total	100%	100%	100%

There are no required contributions due to the pension plans in 2008.

As of December 31, 2007, future expected benefit payments by the plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2008	$18	$7
2009	19	7
2010	19	8
2011	20	8
2012	21	8
2013 through 2017	122	41

Equistar also maintains voluntary defined contribution savings plans for eligible employees.  Contributions to these plans by Equistar were $14 million for the combined Successor and Predecessor periods in 2007, $13 million in 2006 and $12 million in 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.           Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices.  Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases.  These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.  See also Note 6, describing related party transactions.  At December 31, 2007, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2008	$304
2009	291
2010	280
2011	278
2012	277
Thereafter through 2023	2,272
Total minimum contract payments	$3,702

Equistar’s total purchases under these agreements were $439 million, $416 million and $494 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million as of December 31, 2007 and 2006.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Partners’ Capital (Deficit)

On December 20, 2007, as a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar’s consolidated financial statements reflect a revaluation of Equistar’s assets and liabilities, to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, Equistar recognized in its financial statements $17,692 million of push-down debt for which Equistar is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1, 6 and 13). The push-down debt and related interest do not represent direct obligations of Equistar, and accordingly are not allocated to the individual partner’s accounts in the Consolidated Statement of Partners’ Capital.  Prior to the acquisition on December 20, 2007, Equistar’s partners capital was $2,993 million, representing equity of Equistar acquired through sources other than financing of the Lyondell acquisition.

As part of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Lyondell made a contribution to Equistar of $1,703 million, which was used to repay certain Equistar debt (see Note 13), resulting in an increase of Lyondell’s direct ownership interest from 70.5% to approximately 79% and a corresponding decrease in Millennium’s ownership interest from 29.5% to approximately 21%.

Accumulated Other Comprehensive Loss—At December 20, 2007, the $36 million balance of Equistar’s accumulated other comprehensive loss represented unrecognized benefit costs associated with the application of SFAS No. 158.  There was no balance in accumulated other comprehensive income (loss) at December 31, 2007 as a result of LyondellBasell’s accounting for the purchase of Lyondell.

19.       Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

	Predecessor
Millions of dollars	For the period from January 1 through December 20,	For the year ended December 31,
	2007	2006	2005
Cash paid for interest	$233	$216	$221
Cash paid for interest – related party	15	- -	- -
Total	$248	$216	$221

Interest payments in the 11-day Successor period were less than $1 million.

As part of the December 20, 2007 acquisition transaction, Equistar sold $741 million of accounts receivable to a subsidiary of Lyondell in exchange for a subordinated note receivable from the Lyondell subsidiary (see Note 6).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.       Segment and Related Information

As a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar established new business segments through which its operations are managed as part of LyondellBasell Industries.  Based on this analysis, Equistar concluded that management is focused on the two segments listed below.

•
Chemicals, primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics, which include benzene and toluene; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives, as well as ethanol; gasoline blending components such as MTBE and alkylate; and

•	Polymers, including manufacturing and marketing of polyethylene, including high density polyethylene, low density polyethylene and linear low density polyethylene, and polypropylene.

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2) except that segment operating results reported to management reflect cost of sales determined under the first-in, first-out (“FIFO”) method of accounting for inventory.  These FIFO-basis operating results are reconciled to LIFO-basis operating results in the following table.

No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2007; however, sales to Lyondell were approximately 13%, 11% and 10% for the years ended December 31, 2007, 2006 and 2005, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Millions of dollars	Chemicals	Polymers	Other		Consolidated
2007
Sales and other operating revenues
Customers	$9,999	$3,495	$	- -	$13,494
Intersegment	2,432	- -		(2,432)	- -
	12,431	3,495		(2,432)	13,494

Segment operating income (loss)	379	156		(22)	513
Adjustment to LIFO basis					(498)
Operating income					15
Capital expenditures	219	19		2	240
Depreciation and amortization expense	268	62		2	332

2006
Sales and other operating revenues
Customers	$9,341	$3,424	$	- -	$12,765
Intersegment	2,227	- -		(2,227)	- -
	11,568	3,424		(2,227)	12,765

Segment operating income	689	137		- -	826
Adjustment to LIFO basis					(2)
Operating income					824
Capital expenditures	149	19		- -	168
Depreciation and amortization expense	258	63		3	324

2005
Sales and other operating revenues
Customers	$8,576	$3,110	$	- -	$11,686
Intersegment	2,125	- -		(2,125)	- -
	10,701	3,110		(2,125)	11,686

Segment operating income	1,017	104		- -	1,121
Adjustment to LIFO basis					(153)
Operating income					968
Capital expenditures	141	12		- -	153
Depreciation and amortization expense	255	62		5	322

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.           Segment and Related Information – (Continued)

Sales and other operating revenues in the “Other” column above include elimination of intersegment transactions.  Other segment results in 2007 include a $22 million charge for the value of the purchase price allocated by LyondellBasell Industries to Equistar’s IPR&D.

In 2006, the operating income of the chemicals segment included a $135 million charge for impairment of the net book value of the Lake Charles, Louisiana ethylene facility (see Note 4).

The 2007 data above comprises:

	Successor	Predecessor	Total
Millions of dollars	For the period from December 21 through December 31, 2007	For the period from January 1 through December 20 2007	For the year ended December 31, 2007
Sales and other operating revenues	$457	$13,037	$13,494
Operating income (loss)	(66)	81	15
Capital expenditures	12	228	240
Depreciation and amortization expense	17	315	332

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to the consolidated totals in the following table with the exception of turnaround costs.  Turnaround costs, as defined in Note 2 are reconciled to “Total other assets, net” in Note 9.

Millions of dollars	Chemicals	Polymers	Total
2007
Property, plant and equipment, net	$4,520	$596	$5,116
Goodwill	500	250	750

2006
Property, plant and equipment, net	$2,202	$644	$2,846
Goodwill	- -	- -	- -

2005
Property, plant and equipment, net	$2,413	$650	$3,063
Goodwill	- -	- -	--

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CHEMICALS INC.

Date:	March 28, 2008	By:	/s/ MORRIS GELB
Morris Gelb,
Principal and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Signature	Title

/s/ MORRIS GELB	President and Chief Executive Officer and Director
(Morris Gelb,
Principal Executive Officer)

/s/ ALAN BIGMAN	Chief Financial Officer and Director
(Alan Bigman,
Principal Financial Officer)

/s/ EBERHARD FALLER	Vice President, Controller and Chief Accounting Officer
(Eberhard Faller,
Principal Accounting Officer)

/s/ C. BART DE JONG	Director
(C. Bart de Jong)

/s/ EDWARD J. DINEEN	Director
(Edward J. Dineen)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.