Form 10-Q
period 2008-03-31
MILLENNIUM CHEMICALS INC
filed 2008-05-15
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __       Accelerated filer __    Non-accelerated filer ✓      Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __ No ✓

Number of shares of common stock outstanding as of March 31, 2008:   661.  There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Sales and other operating revenues
Trade	$186	$134
Related parties	20	18
	206	152
Operating costs and expenses
Cost of sales	159	122
Selling, general and administrative expenses	8	12
Research and development expenses	1	1
	168	135
Operating income	38	17

Interest expense:
Related parties	(1)	- -
Interest expense on push-down debt	(7)	- -
Millennium debt	(6)	(19)
Interest income	- -	1
Other income	3	- -
Income (loss) from continuing operations before equity investment and income taxes	27	(1)
Income (loss) from equity investment in Equistar Chemicals, LP	(34)	3
Effect of push-down debt on loss from equity investment in Equistar Chemicals, LP	34	- -
Income from continuing operations before income taxes	27	2
Provision for income taxes	10	1
Income from continuing operations	17	1
Income from discontinued operations, net of tax	- -	14
Net income	$17	$15

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions, except per share and par value	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18	$51
Accounts receivable:
Trade, net	125	106
Related parties	21	17
Inventories	107	104
Prepaid expenses and other current assets	74	73
Deferred tax assets	9	9
Notes receivable from Equistar Chemicals, LP	- -	80
Total current assets	354	440
Property, plant and equipment, net	303	310
Investment in Equistar Chemicals, LP
Prior to debt push down	1,618	1,652
Effect of push down debt	(1,618)	(1,652)
Net investment in Equistar Chemicals, LP	- -	- -
Other investments and long-term receivables	16	16
Other assets, net	193	193
Total assets	$866	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Millions, except per share and par value
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$ - -	$158
Notes payable to Lyondell Chemical Company	31	- -
Accounts payable:
Trade	77	79
Related parties	24	23
Accrued liabilities	70	75
Deferred income taxes	4	4
Total current liabilities	206	339
Long-term debt:
Push down	328	350
Debt of Millennium	170	170
Other liabilities	235	238
Deferred income taxes	235	221
Commitments and contingencies
Minority interest	7	7
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 661 shares issued	- -	- -
Additional paid-in capital	1,750	1,745
Retained earnings (deficit)	11	(6)
Push down debt	(1,986)	(2,015)
Treasury stock, at cost, 48 shares issued	(90)	(90)
Total stockholder’s equity	(315)	(366)
Total liabilities and stockholder’s equity	$866	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$17	$15
Income from discontinued operations, net of tax	- -	(14)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	14	6
Equity investment in Equistar Chemicals, LP –
Amount included in net income	34	(3)
Distribution of earnings	- -	3
Debt push-down	(34)	- -
Other effects of push down debt	7	- -
Deferred income taxes	10	(6)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(23)	13
Inventories	(3)	(7)
Accounts payable	1	(16)
Other, net	(22)	(27)
Net cash provided by (used in) operating activities – continuing operations	1	(36)
Net cash used in operating activities – discontinued operations	- -	(13)
Net cash provided by (used in) operating activities	1	(49)
Cash flows from investing activities:
Repayment of notes receivable from Equistar Chemicals, LP	80	- -
Expenditures for property, plant and equipment	(1)	(4)
Distributions from affiliates in excess of earnings	- -	27
Proceeds from sales of assets	16	- -
Net cash provided by investing activities – continuing operations	95	23
Net cash used in investing activities – discontinued operations	- -	(8)
Net cash provided by investing activities	95	15
Cash flows from financing activities:
Repayment of long-term debt	(158)	(4)
Proceeds from notes payable to Lyondell Chemical Delaware Company	31	- -
Other	(2)	1
Net cash used in financing activities – continuing operations	(129)	(3)
Net cash provided by financing activities – discontinued operations	- -	24
Net cash provided by (used in) financing activities	(129)	21
Effect of exchange rate changes on cash	- -	1
Decrease in cash and cash equivalents	(33)	(12)
Cash and cash equivalents at beginning of period	51	121
Cash and cash equivalents at end of period	18	109
Less: Cash and cash equivalents at end of period – discontinued operations	- -	48
Cash and cash equivalents at end of period – continuing operations	$18	$61

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.       Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Millennium Chemicals Inc. and its subsidiaries (collectively “Millennium”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Millennium Annual Report on Form 10-K for the year ended December 31, 2007.

On November 30, 2004, Lyondell Chemical Company (together with its consolidated subsidiaries “Lyondell”) acquired Millennium in a stock-for-stock business combination.  As a result of the business combination, Millennium is a wholly owned subsidiary of Lyondell.

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

Prior to the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium owned 29.5% of Equistar Chemicals LP (“Equistar”), which is a joint venture with Lyondell.  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million (see Note 6), resulting in a decrease in Millennium’s ownership interest to 21%.  Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, aromatics and fuel products.  Equistar also manufactures and markets ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.  Millennium accounts for its interest in Equistar using the equity method.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Millennium has recognized in its financial statements $328 million of the debt at March 31, 2008 for which it is not the primary obligor, but which it has guaranteed and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar (collectively, “push down debt”) through a reduction to zero of the carrying value of its investment in Equistar.

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

Although this presentation may not reflect the likely future demands on Millennium resources for servicing the debt of LyondellBasell Industries, it provides an indication of that financial position after considering the maximum possible demand on Millennium resources relating to the debt incurred by LyondellBasell Industries in its acquisition of Lyondell.  To facilitate an understanding of the impact on these consolidated financial statements, the effects of push down debt are segregated.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.       Basis of Preparation – (Continued)

Millennium's carrying value of push-down debt could be adjusted based on changes in its tangible assets, which impact the amount of Millennium's guarantees or by repayment of substantially all of the  associated debt by affiliates or by Millennium on an affiliate's behalf.  Any adjustment to the carrying value of push-down debt would result in a corresponding adjustment to paid in capital.

Millennium's investment in Equistar will continue to be carried at zero net value and no net equity earnings or losses will be recognized until such time as Equistar incurs positive partners capital, which may occur due to repayment of push-down debt by Equistar or its affiliates.

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial statements and certain notes to the consolidated financial statements present separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

2.       Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Millennium beginning in 2009. Early adoption is prohibited.  Millennium does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivatives Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Millennium beginning in 2009.  Millennium is currently evaluating the effect of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Millennium beginning in 2009, with earlier application prohibited.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.       Accounting and Reporting Changes – (Continued)

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items, was applicable to Millennium effective January 1, 2008.  Millennium has elected not to apply the fair value option to any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.  Millennium is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Millennium’s consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.       Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Millennium became indirect wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Millennium’s consolidated financial statements reflect a revaluation of Millennium’s assets and liabilities, to reflect the allocation of $1,312 million of the purchase price to Millennium assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at March 31, 2008, Millennium recognized in its financial statements $328 million of the debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar through a reduction to zero of the carrying value of its investment in Equistar.  Millennium’s pro rata share of Equistar’s push down debt exceeded its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero its investment in Equistar and also, Millennium recorded push-down debt to the extent allowed.

The purchase price allocations used in the preparation of the December 31, 2007 and March 31, 2008 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Additional paid in capital was $1,750 million and $1,745 million as of March 31, 2008 and December 31, 2007, respectively.  The $5 million increase was due to fair value adjustments affecting Millennium related to the acquisition by LyondellBasell Industries AF S.C.A.

4.       Discontinued Operations

On May 15, 2007, Millennium completed the sale of the worldwide inorganic chemical business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows. Amounts included in income from discontinued operations are summarized as follows:

Predecessor
Three Months Ended March 31, 2007
Millions of dollars
Sales and other operating revenues	$333
Income from discontinued operations	21
Provision for income taxes	7
Income from discontinued operations, net of tax	$14

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Related Party Transactions

Notes Receivable from Equistar–In 2007, Millennium and Equistar entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 3), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bore interest, which was due quarterly, at the London Interbank Offered Rate (“LIBOR”) plus 1.75%.  The balance of the notes outstanding at December 31, 2007 of $80 million was collected in January 2008.

Notes Payable to Lyondell Chemical Company–In December 2007, Millennium entered into a loan agreement with a subsidiary of Lyondell, permitting Millennium to borrow up to $2 billion from the Lyondell subsidiary. The notes mature on December 20, 2012, or earlier upon demand, and bear interest at LIBOR plus 4%. Interest is payable quarterly.  The balance of the notes outstanding at March 31, 2008 was $31 million.

6.    Investment in Equistar Chemicals, LP

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.       Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar follows:

	March 31,	December 31,
Millions of dollars	2008	2007
BALANCE SHEETS
Total current assets	$1,949	$2,012
Property, plant and equipment, net	5,066	5,116
Goodwill	722	750
Debt issuance costs on push down debt	288	334
Investments and other assets, net	1,740	1,860
Total assets	$9,765	$10,072
Current maturities of long-term debt:
Push down debt	$145	$146
Other	- -	27
Related party borrowings – push down	728	717
Other current liabilities	1,469	1,541
Long-term debt:
Push down debt	16,796	16,829
Other	130	129
Other liabilities and deferred revenues	295	295
Partners’ deficit	(9,798)	(9,612)
Total liabilities and partners’ deficit	$9,765	$10,072

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
STATEMENTS OF INCOME
Sales and other operating revenues	$3,821	$2,869
Cost of sales	3,907	2,738
Selling, general and administrative expenses	70	59
Research and development expenses	8	9
Operating income (loss)	(164)	63
Interest expense, net	(381)	(53)
Other income (expense), net	(2)	1
Net income (loss)	$(547)	$11

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.       Accounts Receivable

Millennium had a trade accounts receivable balance of $125 million and $106 million as of March 31, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts of $1 million at March 31, 2008 and December 31, 2007, respectively.

8.       Inventories

Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2008	2007
Finished goods	$74	$65
Work-in-process	18	21
Raw materials	5	3
Materials and supplies	10	15
Total inventories	$107	$104

9.       Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	March 31,	December 31,
Millions of dollars	2008	2007
Land	$11	$11
Manufacturing facilities and equipment	279	277
Construction in progress	23	23
Total property, plant and equipment	313	311
Less accumulated depreciation	(10)	(1)
Property, plant and equipment, net	$303	$310

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Property, plant and equipment	$12	$4
Other	2	2
Total depreciation and amortization	$14	$6

10.           Accounts Payable

Accounts payable at March 31, 2008 and December 31, 2007 included liabilities in the amounts of $2 million and $3 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recorded $350 million of push down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1 and 3).  The balance outstanding at March 31, 2008 related to push-down debt was $328 million.

Long-term debt under which Millennium is the primary obligor consisted of the following:

Millions of dollars	March 31, 2008	December 31, 2007
Senior Debentures due 2026, 7.625% ($71 million of discount)	$170	$170
Convertible Senior Debentures due 2023, 4%	- -	158
Total	170	328
Less current maturities	- -	(158)
Total long-term debt, net	$170	$170

During the three months ended March 31, 2008, Millennium repaid the $158 million of its 4% Convertible Senior Debentures due 2023.

Millennium is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,482 million and $7,531 million, respectively, under the term loan A and B facilities; and certain LyondellBasell Industries debt, including an $8,000 million Interim loan, 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($791 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $494 million borrowed under term loan A and €1,297 million ($2,050 million) under term loan B as well as amounts borrowed by Lyondell or the Basell group under a $1,000 million revolving credit facility under which $858 million was outstanding at March 31, 2008.  Millennium is also a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by other Lyondell subsidiaries and a U.S.-based subsidiary of the Basell Group. Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture governing Millennium’s 7.625% Senior Debentures due 2026.

In April 2008, LyondellBasell Industries amended and restated its Senior Secured Credit facility, Senior Secured Interim Loan and its Senior Secured Inventory-Based credit facility.  For additional information, see Note 16.

Amortization of debt issuance costs of less than $1 million for each of the three-month periods ended March 31, 2008 and 2007 is included in interest expense in the Consolidated Statements of Income.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.             Pension and Other Postretirement Benefits

The following table provides the components of net periodic pension costs allocated to continuing operations:

	Successor	Predecessor
	For the three months ended March 31,
Millions of dollars	2008	2007
Service cost	$1	$1
Interest cost	8	8
Recognized return on plan assets	(10)	(9)
Amortization	- -	3
Net periodic pension benefit cost	$(1)	$3

Net periodic other postretirement benefits allocated to continuing operations was a net credit of $1 million in the three month period ended March 31, 2007.  There was none in the three month period ended March 31, 2008.

13.           Commitments and Contingencies

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $180 million and $181 million as of March 31, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the three-month periods ended March 31:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$181	$148
Adjustments to purchase price allocation	2	- -
Amounts paid	(3)	(3)
Balance at March 31	$180	$145

The liabilities for individual sites range from less than $1 million to $144 million.  The $144 million liability relates to the Kalamazoo River Superfund Site.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.             Commitments and Contingencies – (Continued)

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

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of March 31, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.

As of March 31, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At March 31, 2008, the balance of the liability related to the river was $97 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At March 31, 2008, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at March 31, 2008, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $36 million.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.           Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including the Millennium subsidiary, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, the Millennium subsidiary and the other defendants filed a notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.

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

Guarantees—In addition to debt guarantees disclosed in Note 12, Millennium continues to guarantee certain obligations related to the sold inorganic chemicals business until such time as the buyer completes certain procedures to replace Millennium as guarantor.  The guarantees, principally with respect to the lease of research facilities, have a total potential obligation of approximately $35 million over their remaining term.  Millennium does not expect that any payments will be required under these guarantees.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.           Comprehensive Income

The components of comprehensive income were as follows:

	Successor	Predecessor
	For the three months ended
	March 31,
Millions of dollars	2008	2007
Net income	$17	$15
Other comprehensive income:
Discontinued operations – foreign currency translation	- -	9
Total other comprehensive income	- -	9
Comprehensive income	$17	$24

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.           Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, Millennium established a new business segment through which its operations are managed as part of LyondellBasell Industries.

Millennium, a wholly owned subsidiary of Lyondell, operates in one reportable segment.  Millennium’s chemicals business segment produces and markets:  acetyls, which include VAM, acetic acid and methanol; and fragrance and flavors chemicals.

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 4) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

The accounting policies of the chemicals segment are the same as those described in Note 2 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	Chemicals	Other		Total
Successor
March 31, 2008
Sales and other operating revenues	$206	$	- -	$206
Operating income (loss)	42		(4)	38
Loss from equity investment	(34)		- -	(34)

Predecessor
March 31, 2007
Sales and other operating revenues	$150		$2	$152
Operating income (loss)	24		(7)	17
Income from equity investment	3		- -	3

First quarter 2007 segment information presented above has been reclassified to conform with the new business segment created during the acquisition of Lyondell by LyondellBasell Industries.

Operating income (loss) in the “Other” column above included a business that was not a reportable segment and costs not allocated to Millennium’s chemicals segment, including costs from predecessor businesses.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Subsequent Event

Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.           Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company for all of Millennium’s continuing and, prior to May 15, 2007, discontinued operating subsidiaries other than its discontinued operations in the United Kingdom, France, Brazil and Australia.  Millennium America is the issuer of the 7.625% Senior Debentures.  Millennium was the issuer of the 4% Convertible Senior Debentures, which were completely repaid during the first quarter 2008.  Millennium America fully and unconditionally guaranteed all obligations under the 4% Convertible Senior Debentures, while outstanding.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of March 31, 2008
	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries		Eliminations		Millennium Chemicals Inc. and Subsidiaries
Millions of dollars
Inventories	$	- -	$	- -		$107	$	- -		$107
Notes receivables from Equistar Chemicals, LP		- -		- -		- -		- -		- -
Other current assets		- -		- -		247		- -		247
Property, plant and equipment, net		- -		- -		303		- -		303
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -		1,618		- -		1,618
Effect of push-down debt		- -		- -		(1,618)		- -		(1,618)
		- -		- -		- -		- -		- -
Investment in subsidiaries		97		283		16		(380)		16
Other assets, net		2		- -		191		- -		193
Due from parent and affiliates, net		- -		264		- -		(264)		- -
Total assets		$99		$547		$864		$(644)		$866
Current maturities of long-term debt	$	- -	$	- -	$	- -	$	- -	$	- -
Other current liabilities		- -		7		199		- -		206
Long-term debt:
Push-down debt		328		328		- -		(328)		328
Debt of Millennium		- -		170		- -		- -		170
Other liabilities		- -		- -		235		- -		235
Deferred income taxes		- -		- -		235		- -		235
Due to parent and affiliates, net		86		- -		178		(264)		- -
Total liabilities		414		505		847		(592)		1,174
Minority interest		- -		- -		7		- -		7
Stockholder’s equity		(315)		42		10		(52)		(315)
Total liabilities and stockholder’s equity		$99		$547		$864		$(644)		$866

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
Successor
For the Three Months Ended March 31, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$206	$	- -	$206
Cost of sales		- -		- -	159		- -	159
Selling, general and administrative expenses		- -		- -	8		- -	8
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	38		- -	38
Interest expense, net		- -		(6)	(1)		- -	(7)
Interest expense on push-down debt		(7)		(7)	- -		7	(7)
Intercompany interest income (expense), net		- -		27	(27)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	(34)		- -	(34)
Effect of push-down debt on loss from equity investment in Equistar		- -		- -	34		- -	34
Equity in income of subsidiaries		21		(28)	- -		7	- -
Other income		- -		- -	3		- -	3
Benefit from (provision for) income taxes		3		(5)	(8)		- -	(10)
Net income		$17		$(19)	$5		$14	$17

STATEMENT OF INCOME
Predecessor
For the Three Months Ended March 31, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$152	$	- -	$152
Cost of sales		- -		- -	122		- -	122
Selling, general and administrative expenses		- -		- -	12		- -	12
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	17		- -	17
Interest expense, net		(4)		(13)	(1)		- -	(18)
Intercompany interest income (expense), net		- -		28	(28)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	3		- -	3
Equity in income of subsidiaries		19		- -	- -		(19)	- -
Benefit from (provision for) income taxes		- -		(6)	5		- -	(1)
Income from discontinued operations, net of tax		- -		- -	14		- -	14
Net income		$15		$9	$10		$(19)	$15

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Successor
For the Three Months Ended March 31, 2008
	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Millions of dollars
Net cash provided by (used in) operating activities – continuing operations		$75		$(55)	$(19)	$	- -	$1

Repayment of notes receivable from Equistar Chemicals, LP		80		- -	- -		- -	80
Expenditures for property, plant and equipment		- -		- -	(1)		- -	(1)
Distributions from affiliates in excess of earnings		- -		- -	- -		- -	- -
Proceeds from sales of assets		- -		- -	16		- -	16
Net cash provided by investing activities – continuing operations		80		- -	15		- -	95

Repayment of long-term debt		(158)		- -	- -		- -	(158)
Proceeds from notes payable to Lyondell Chemical Company		- -		31	- -		- -	31
Other		- -		- -	(2)		- -	(2)
Net cash provided by (used in) financing activities – continuing operations		(158)		31	(2)		- -	(129)
Increase (decrease) in cash and cash equivalents		(3)		(24)	(6)		- -	(33)
Cash and cash equivalents at beginning of period		3		24	24		- -	51
Cash and cash equivalents at end of period		- -		- -	18		- -	18

Cash and cash equivalents at end of period – continuing operations	$	- -	$	- -	$18	$	- -	$18

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Predecessor
For the Three Months Ended March 31, 2007
	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Millions of dollars
Net cash provided by (used in) operating activities – continuing operations		$(12)	$20	$(44)	$	- -	$(36)
Net cash used in operating activities – discontinued operations		- -	- -	(13)		- -	(13)
Net cash provided by (used in) operating activities		(12)	20	(57)		- -	(49)

Expenditures for property, plant and equipment		- -	- -	(4)		- -	(4)
Distributions from affiliates in excess of earnings		- -	- -	27		- -	27
Net cash provided by investing activities – continuing operations		- -	- -	23		- -	23
Net cash used in investing activities – discontinued operations		- -	- -	(8)		- -	(8)
Net cash provided by investing activities		- -	- -	15		- -	15

Repayment of long-term debt		- -	(4)	- -		- -	(4)
Intercompany (payments) receipts		12	(38)	26		- -	- -
Other		- -	- -	1		- -	1
Net cash provided by (used in) financing activities – continuing operations		12	(42)	27		- -	(3)
Net cash provided by financing activities – discontinued operations		- -	- -	24		- -	24
Net cash provided by (used in) financing activities		12	(42)	51		- -	21
Effect of exchange rate changes on cash		- -	- -	1		- -	1
Increase (decrease) in cash and cash equivalents		- -	(22)	10		- -	(12)
Cash and cash equivalents at beginning of period		- -	62	59		- -	121
Cash and cash equivalents at end of period		- -	40	69		- -	109
Less: Cash and cash equivalents at end of period – discontinued operations		- -	- -	48		- -	48
Cash and cash equivalents at end of period – continuing operations	$	- -	$40	$21	$	- -	$61

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2008 operating results to fourth quarter 2007 operating results.  Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three months ended March 31, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

ACQUISITION

On December 20, 2007, Basell AF S.C.A. (“Basell”) indirectly acquired the outstanding common shares of Lyondell Chemical Company (together with its consolidated subsidiaries, “Lyondell”).  As a result, Lyondell became an indirect wholly owned subsidiary of Basell, and Basell was renamed LyondellBasell Industries AF S.C.A. (together with its consolidated subsidiaries, “LyondellBasell Industries” and without Lyondell, the “Basell Group”).

OVERVIEW

General—Millennium, a manufacturer and marketer of chemicals, primarily acetyls and fragrance and flavors chemicals, is a wholly owned subsidiary of Lyondell.  As a result of the acquisition of Lyondell by LyondellBasell Industries, Millennium reassessed segment reporting based on the current management structure, including the impact of the integration of Millennium’s businesses into the LyondellBasell Industries portfolio of businesses.  Based on this analysis, Millennium concluded that it operates in, and management is focused on, one reportable segment, the chemicals segment.

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

Acetyls markets were stronger in the first quarter 2008 compared to the first quarter 2007.  As a result, Millennium’s acetyls products benefited from higher prices and margins and higher sales volumes, particularly for methanol.  Fragrance and flavor products continued to show steady performance.

During the first quarter 2008 compared to the first quarter 2007, U.S. ethylene markets experienced lower profitability despite operating rates in the 90% to 95% range.  Ethylene sales prices did not increase as rapidly as raw material costs during the first quarter 2008.  As discussed below, prices of both crude oil-based liquid raw materials and natural gas liquids-based raw materials averaged higher in 2008, with crude oil prices reaching record levels in the quarter.  U.S. demand for ethylene decreased an estimated 1% in the first three months of 2008, compared to the same period in 2007, while U.S. demand for polyethylene decreased an estimated 4% in the first quarter 2008 compared to the first quarter 2007.  Equistar’s operating results reflected lower product margins in the first quarter 2008 compared to the first quarter 2007 due primarily to the higher raw material costs.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $206 million in the first quarter 2008 were 35% higher compared to revenues of $152 million in the first quarter 2007 primarily due to the effect of higher average sales prices.

Cost of Sales—Cost of sales of $159 million was 30% higher in the first quarter 2008 compared to $122 million in the first quarter 2007, primarily due to higher raw material and energy costs.

Operating Income—Millennium had operating income of $38 million in the first quarter 2008 compared to operating income of $17 million in the first quarter 2007.  The improvement was primarily due to higher product margins and the effects of higher sales volumes, particularly for methanol.

Interest Expense—Interest expense, including related party interest expense, interest expense on push-down debt and interest on Millennium’s debt was $14 million in the first quarter 2008 compared to $19 million in the first quarter 2007.  The decrease reflected the repayment of $44 million principal amount of debt, which was partially offset by the interest expense on promissory notes due 2012 issued to Lyondell Chemical Delaware Company in January 2008.

Other Income—Millennium had other income of $3 million in the first quarter 2008 related to foreign exchange gains.

Income (loss) from Equity Investment in Equistar—Millennium’s equity investment in Equistar, excluding the effect of Millennium’s share of Equistar’s push-down debt, resulted in a loss of $34 million in the first quarter 2008 and income of $3 million in the first quarter 2007.  As a result of push-down debt, Millennium’s $34 million loss from its equity investment in Equistar was reduced to zero.  Equistar’s operating results are reviewed further in the discussion of the Income (loss) from Equity Investment below.

Income from Continuing Operations—Millennium’s income from continuing operations was $17 million in the first quarter 2008 compared to $1 million in the first quarter 2007.  The increase of $16 million was primarily due to higher operating results from acetyls products.

First Quarter 2008 versus Fourth Quarter 2007

Millennium’s first quarter 2008 net income of $17 million improved compared to a net loss of $12 million in the fourth quarter 2007.  The improvement was primarily due to higher average sales prices and higher sales volumes for Millennium’s acetyls products.

Segment Analysis

At the time of the acquisition of Lyondell by LyondellBasell Industries, Millennium established a new chemicals business segment through which its operations are managed as part of LyondellBasell Industries.

Millennium operates in one reportable segment.  Millennium’s chemicals business segment produces and markets:  acetyls, which include VAM, acetic acid and methanol; and fragrance and flavors chemicals.

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 4) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

The following table reflects summarized financial information for Millennium’s chemicals segment.  Other operating loss includes income and expense not identified with the chemicals business, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

	Successor	Predecessor
	For the three months ended
	March 31,
	2008	2007
Millions of dollars
Sales and other operating revenues:
Chemicals	$206	$150
Other	- -	2

Operating income (loss):
Chemicals	42	24
Other	(4)	(7)

Sales volumes, in millions
Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	147	146
Acetic acid (pounds)	154	159
Methanol (gallons)	17	10

Chemicals Segment

Revenues—Chemicals segment revenues of $206 million in the first quarter 2008 were 37% higher compared to revenues of $150 million in the first quarter 2007. The increase was primarily due to the effects of higher average sales prices for all products.

Operating Income—The chemicals segment had operating income of $42 million in the first quarter 2008 compared to operating income of $24 million in the first quarter 2007.  The $18 million improvement was primarily due to higher product margins and the effects of higher sales volumes, particularly for methanol.

Equity Investment in Equistar

OVERVIEW

Equistar manufactures and markets ethylene and its co-products, ethylene derivatives, primarily polyethylene, and gasoline blending components, as well as polypropylene.

As a result of the acquisition of Lyondell by LyondellBasell Industries, Equistar reassessed segment reporting based on the current management structure, including the impact of the integration of Equistar’s businesses into the LyondellBasell Industries portfolio of businesses.  Based on this analysis, Equistar concluded that management is focused on the chemicals segment and the polymers segment.  See “Segment Analysis” below for a description of the segments.

Record high prices for crude oil and high prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers generally experienced favorable supply and demand conditions despite weakening demand in the U.S.

During the first quarter 2008 compared to the first quarter 2007, Equistar experienced lower profitability as sales price increases for ethylene and its co-products failed to keep up with higher average raw material costs.  The impact of the lower ethylene product margins overwhelmed the modest overall improvement in the underlying operating results of ethylene derivatives, which primarily reflected higher product margins.

Equistar’s operating results in the first quarter 2008, compared to the first quarter 2007, reflected losses in both the chemicals and the polymers segments.  The segment operating results are reviewed in the “Segment Analysis” below.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for ethylene and its co-products in the chemicals segment.  Ethylene and its co-products are produced from two major raw material groups:

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first quarter 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.

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

	Average Benchmark Price and Percent
	Change Versus Prior Year Period Average
	For the three months ended
	March 31,
	2008	2007	Change
Crude oil – dollars per barrel	98.00	58.00	69%
Natural gas – dollars per million BTUs	8.03	6.57	22%
NWE Naphtha – dollars per barrel	93.47	61.63	52%
Weighted average cost of ethylene production – cents per pound	49.94	28.92	73%
Ethylene – cents per pound	60.50	40.00	51%
Propylene – cents per pound	59.67	43.13	38%
Benzene – cents per gallon	365.33	353.00	3%
HDPE – cents per pound	85.00	64.00	33%

While the increase in natural gas prices was not as dramatic as that of crude oil, NGL prices were significantly higher during the first quarter 2008 compared to the first quarter 2007.  These increases were indicative of the pressure on the cost of Equistar’s raw materials, both crude oil-based and NGL-based.

Revenues—Equistar’s revenues of $3,821 million in the first quarter 2008 were 33% higher compared to revenues of $2,869 million in the first quarter 2007, reflecting higher average sales prices, partially offset by the effect of lower sales volumes.  As noted in the table above, benchmark sales prices in the first quarter 2008 averaged higher compared to the first quarter 2007.  Ethylene and derivative sales volumes in the first quarter 2008 were 1% lower, while ethylene co-product sales volumes were 9% lower and polymer sales volumes were 8% lower compared to the first quarter 2007.

Operating Income—Equistar had an operating loss of $164 million in the first quarter 2008 compared to operating income of $63 million in the first quarter 2007.  The decrease of $227 million was primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs.

Other

Other operations include Millennium’s unallocated operating expenses that are not identified with the reportable business segment, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

Other operating losses were $4 million and $7 million in the first quarter 2008 and 2007, respectively.  The $3 million decrease was primarily due to lower compensation costs in the first quarter 2008 compared to the first quarter 2007.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations provided cash of $1 million in the first quarter 2008 and used cash of $36 million in the first quarter 2007.  The $37 million increase in the first quarter 2008 compared to the first quarter 2007 primarily reflected the higher operating results in the first quarter 2008, partly offset by changes in the main components of working capital, which used cash of $25 million in the first quarter 2008 and $10 million in the first quarter 2007.

Operating activities of discontinued operations used cash of $13 million in the first quarter 2007 primarily due to increases in accounts receivable and inventory, which reflected higher sales volumes and production levels following resolution of fourth quarter 2006 production issues.

Investing Activities—Investing activities of continuing operations provided cash of $95 million in the first quarter 2008 and provided cash of $23 million in the first quarter 2007.  The increase in cash provided in the first quarter 2008 primarily reflected an $80 million payment received from Equistar under revolving loan agreements executed in June 2007.  The first quarter 2007 included $27 million of distributions in excess of earnings from Equistar; there were none in the first quarter 2008.

Investing activities of discontinued operations used cash of $8 million in the first quarter 2007 primarily for capital expenditures.

Financing Activities—Financing activities of Millennium’s continuing operations used cash of $129 million in the first quarter 2008 and $3 million in the first quarter 2007 primarily for debt repayment.  During the first quarter 2008, Millennium repaid the remaining $158 million of its 4% Convertible Senior Debenture.  During the first quarter of 2008, Millennium issued promissory notes to a subsidiary of Lyondell under loan agreements with total availability of $2,000 million, and borrowed $31 million under these agreements. The notes mature on December 20, 2012, or earlier upon demand, and bear interest, which is payable quarterly, at the London Interbank Offered Rate (“LIBOR”) plus 4%.

Financing activities of discontinued operations provided cash of $24 million in the first quarter 2007.  In the first quarter 2007, prior to the May 15, 2007 sale of the worldwide inorganic chemicals business and the termination of these debt facilities, $38 million was drawn on the €60 million credit facility in the U.K. and $10 million of debt was repaid, including $7 million of the Australian term loan.

Liquidity and Capital Resources—At March 31, 2008, Millennium had $18 million of cash on hand.  Millennium has outstanding letters of credit of $9 million and related cash collateral of $2 million, which is included in “Other assets, net,” at March 31, 2008.  As of March 31, 2008, total debt, including current maturities, under which Millennium is the primary obligor, was $170 million.

In view of the interrelated nature of the credit and liquidity position of LyondellBasell Industries and its subsidiaries, and pursuant to Staff Accounting Bulletin Topic 5(j) of the Securities and Exchange Commission, Millennium has recognized debt for which it is not the primary obligor, but which it has guaranteed (the push-down debt), that was used in the acquisition of Lyondell by LyondellBasell Industries.

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recognized in its financial statements as of March 31, 2008, $328 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor, and reduced its investment in Equistar by $1,618 million to zero to reflect the push down to Equistar of debt of LyondellBasell Industries guaranteed by Equistar (see Notes 1, 6 and 11 to the Consolidated Financial Statements).  Millennium does not expect that it will be required to fund the push-down debt in the foreseeable future.

Millennium is a limited guarantor of certain debt of the Basell Group and Lyondell.  Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture for Millennium’s 7.625% Senior Debentures due 2026.  At March 31, 2008, Millennium’s CNTA was $2,185 million.

The guaranteed Basell Group debt, at March 31, 2008, includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($791 million).  The Interim Loan, together with proceeds of other borrowings discussed below, was used to finance the acquisition of Lyondell.  If not repaid, prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due December 2015.  The Interim Loan bears interest at LIBOR plus a margin that increases by 0.5% for each three-month period beginning in June 2008.

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

At March 31, 2008 amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $494 million borrowed under term loan A, €1,297 million ($2,050 million) under term loan B and $858 million under the revolving credit facility, and Lyondell borrowings included $1,482 million borrowed under term loan A and $7,531 million under term loan B.  At March 31, 2008, borrowings of $360 million were outstanding under the inventory-based credit facility, $230 million on the part of Lyondell and $130 million on the part of the Basell Group.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Millennium received $30 million from Equistar in the first quarter 2007 and none in the first quarter 2008.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.

Millennium has up to $1,969 million available under a loan agreement with a Lyondell subsidiary.

Millennium believes that conditions will be such that its cash balances, cash generated from operating activities and cash distributions from Equistar, funds from lines of credit and cash generated from funding under various liquidity facilities available to Millennium through Lyondell and LyondellBasell Industries, will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and ongoing operations.

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

In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.  In April 2008, Standard & Poor’s Rating Services (“S&P”) affirmed LyondellBasell Industries’ corporate rating at B+ and lowered its outlook for LyondellBasell Industries from stable to negative.  The outlook revision cited increased risks to LyondellBasell Industries in 2008 including weaker economic growth in the U.S. and Europe and a significant increase in oil prices.

On March 27, 2008, LyondellBasell Industries entered into a new senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of March 31, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time and as further described in the revolving credit facility.  Neither Millennium nor Equistar can borrow under this facility.

Millennium’s indenture contains certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2008.

Debt Agreement Amendments―Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the joint lead arrangers exercised the price flex provisions and retranched the Tranche B Term Loans.  Upon exercise of the flex rights, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, and (ii) increase interest rates and fee rates by 0.5%.

In conjunction with the exercise by the joint lead arrangers of their flex rights, additional amendments were made to each of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Credit Facility, Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

The Senior Secured Credit Facility was amended to (1) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (2) modify certain debt covenants, including increasing a general debt basket from $750 million to $1 billion, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (3) set EBITDA at specific levels for the last three quarters of 2007, and (4) make other changes, including technical and typographical corrections.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility and the Accounts Receivable Securitization Facility were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1.1 billion.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1 billion to $1.6 billion.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

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

Equistar Liquidity and Capital Resources—At March 31, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,669 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 11 to the Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $9.8 billion deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

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

At March 31, 2008, Equistar had cash on hand of $20 million, and the total amount available to borrowers under both the $1,000 million Senior Secured Inventory-Based Revolving Credit Facility and the $1,150 million Accounts Receivable Securitization Facility totaled approximately $300 million, giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the senior secured inventory-based credit facility.  In addition, Equistar has up to $1.88 billion available under the loan agreement with a Lyondell subsidiary.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

CURRENT BUSINESS OUTLOOK

For the second quarter 2008, Millennium expects the markets for acetyls, particularly methanol, to come into a more balanced supply demand position with lower overall product margins compared to the first quarter 2008.  The fragrance and flavors products should continue their steady performance.

CRITICAL ACCOUNTING POLICIES

Millennium applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S.   Inherent in such policies are certain key assumptions and estimates made by management.  Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.   Information regarding Millennium’s Critical Accounting Policies is included in Item 7 of Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.

ACCOUNTING AND REPORTING CHANGES

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Millennium beginning in 2009. Early adoption is prohibited.  The Millennium does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivatives Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for Millennium beginning in 2009.  Millennium is currently evaluating the effect of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51, which establishes new accounting and disclosure requirements for noncontrolling, or minority, interests, including their classification as a separate component of equity and the adjustment of net income to include amounts attributable to minority interests.  SFAS No. 160 also establishes new accounting standards requiring recognition of a gain or loss upon deconsolidation of a subsidiary.  SFAS No. 160 will be effective for Millennium beginning in 2009, with earlier application prohibited.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items was applicable to Millennium effective January 1, 2008.  Millennium has elected not to apply the fair value option to any assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009.  Millennium is currently evaluating the effect to its consolidated financial statements of prospectively applying the provisions of SFAS No. 157 to those assets and liabilities.

Implementation of the provisions of SFAS No. 157 to financial assets and liabilities beginning January 1, 2008 did not have a material effect on Millennium’s consolidated financial statements.

Millennium adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Millennium recognized a $47 million increase in the liability related to uncertain income tax positions, a $4 million increase in deferred tax assets and a $43 million increase of the January 1, 2007 balance of retained deficit.

Item 3.  Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Millennium’s exposure to market risk has not changed materially in the quarter ended March 31, 2008.

Item 4.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter (the first quarter 2008) that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting.

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

•	legal, tax and environmental proceedings,
•	uncertainties associated with the U. S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,
•	the cyclical nature of the chemical industry,
•	current and potential governmental regulatory actions in the U. S. and in other countries,
•	terrorist acts and international political unrest,
•	risks of doing business outside the U.S., including foreign currency fluctuations,
•	Millennium’s ability to service its indebtedness,
•	available cash and access to capital markets,
•	competitive products and pricing pressures,
•	technological developments, and
•	Millennium’s ability to implement its business strategies, including integration with LyondellBasell Industries.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Millennium does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below:

Litigation Matters—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business.  As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period.  With the exception of two cases, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period.  Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period.  The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Millennium has not paid either a settlement or any judgment, and its indemnification claims have not been finally resolved.  On March 28, 2008, Millennium filed an action in New York Supreme Court against ICI America seeking to confirm ICI America’s indemnification obligation to Millennium.

Since the beginning of 2007, 33 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 22 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 22 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

Environmental Matters—A Millennium subsidiary has been identified as a potentially responsible party (“PRP”) with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Item 1A.  Risk Factors

There have been no material developments with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below:

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

Millennium and its joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require Millennium and its joint ventures to meet specific financial responsibility requirements.  Millennium generally expects that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Some risk of environmental costs and liabilities is inherent in Millennium’s and its joint ventures’ operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred.  In general, however, with respect to the costs and risks described above, Millennium does not expect that it or its joint ventures will be affected differently than the rest of the chemical industry where their facilities are located.

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as potentially responsible parties at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.   For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Legal Proceedings” and Note 15 to the Consolidated Financial Statements in Millennium’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and Note 18 to the Consolidated Financial Statements, “Item 1. Business—Environmental Capital Expenditures,”  “Item 3. Legal Proceedings—Environmental Matters” and

“Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

Kalamazoo River Superfund Site—A Millennium subsidiary has been identified as a PRP with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.

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

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River. As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of March 31, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.  As of March 31, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At March 31, 2008, the balance of the liability related to the river was $97 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At March 31, 2008, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

Item 6.  Exhibits

4.2
Amended and Restated Senior Secured Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.3
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.5(a)
Amended No. 1 to Senior Secured Inventory-Based Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

10.7(a)	First Supplement to Amended and Restated Limited Partnership Agreement (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

10.8	Indemnity Agreement with Equistar (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 14, 2008 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Millennium Chemicals Inc.

Dated: May 15, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)