Form 10-Q
period 2008-06-30
MILLENNIUM CHEMICALS INC
filed 2008-08-14
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer __       Accelerated filer __    Non-accelerated filer ✓     Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __ No ✓

Number of shares of common stock outstanding as of June 30, 2008:   661.  There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Trade	$170	$146	$356	$280
Related parties	23	15	43	33
	193	161	399	313
Operating costs and expenses:
Cost of sales	164	142	323	264
Selling, general and administrative expenses	10	22	18	34
Research and development expenses	- -	1	1	2
	174	165	342	300
Operating income (loss)	19	(4)	57	13

Interest expense:
Related parties	- -	- -	(1)	- -
Interest expense on push-down debt	(8)	- -	(15)	- -
Millennium debt	(6)	(19)	(12)	(38)
Interest income	1	6	1	7
Other income (expense), net	(1)	(16)	2	(16)

Income (loss) from continuing operations before equity investment and income taxes	5	(33)	32	(34)
Income (loss) from equity investment in Equistar Chemicals, LP	(62)	3	(96)	6
Effect of push-down debt on loss from equity investment in Equistar Chemicals, LP	62	- -	96	- -
Income (loss) from continuing operations before income taxes	5	(30)	32	(28)
Provision for (benefit from) income taxes	2	(13)	12	(12)
Income (loss) from continuing operations	3	(17)	20	(16)
Income from discontinued operations, net of tax	- -	283	- -	297
Net income	$3	$266	$20	$281

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29	$51
Accounts receivable:
Trade, net	104	106
Related parties	23	17
Inventories	131	104
Prepaid expenses and other current assets	73	73
Deferred tax assets	9	9
Notes receivable from related party	- -	80
Total current assets	369	440

Property, plant and equipment, net	312	310
Investment in Equistar Chemicals, LP
Prior to push-down debt	1,556	1,652
Effect of push-down debt	(1,556)	(1,652)
Net investment in Equistar Chemicals, LP	- -	- -
Other investments and long-term receivables	16	16
Other assets, net	177	193
Total assets	$874	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

	June 30,	December 31,
	2008	2007
Millions of dollars, except shares and par value data
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$ - -	$158
Notes payable to related party	25	- -
Accounts payable:
Trade	87	79
Related parties	26	23
Accrued liabilities	62	75
Deferred income taxes	4	4
Total current liabilities	204	339
Long-term debt:
Push down	316	350
Debt of Millennium	171	170
Other liabilities	228	238
Deferred income taxes	238	221
Commitments and contingencies
Minority interest	7	7
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 661 shares issued at June 30, 2008 and December 31, 2007	- -	- -
Additional paid-in capital	1,752	1,745
Retained earnings (deficit)	14	(6)
Push down debt	(1,966)	(2,015)
Treasury stock, at cost, 48 shares issued at June 30, 2008 and December 31, 2007	(90)	(90)
Total stockholder’s equity	(290)	(366)
Total liabilities and stockholder’s equity	$874	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the six months ended June 30,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$20	$281
Income from discontinued operations, net of tax	- -	(297)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26	17
Equity investment in Equistar Chemicals, LP –
Amount included in net income	96	(6)
Distribution of earnings	- -	6
Push-down debt	(96)	- -
Interest on push-down debt	15	- -
Deferred income taxes	11	38
Debt prepayment premiums and charges	- -	14
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(4)	(17)
Inventories	(27)	(5)
Accounts payable	13	(1)
Other, net	(31)	(129)
Net cash provided by (used in) operating activities – continuing operations	23	(99)
Net cash used in operating activities – discontinued operations	- -	(120)
Net cash provided by (used in) operating activities	23	(219)
Cash flows from investing activities:
Repayment of related party notes receivable	80	- -
Advances under related party loan agreements	- -	(500)
Expenditures for property, plant and equipment	(6)	(6)
Payments to discontinued operations	- -	(104)
Distributions from affiliates in excess of earnings	- -	24
Proceeds from sales of assets	16	- -
Other	- -	3
Net cash provided by (used in) investing activities – continuing operations	90	(583)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	89
Net cash provided by investing activities	90	595

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor	Predecessor
	For the six months ended June 30,
Millions of dollars	2008	2007
Cash flows from financing activities:
Repayment of long-term debt	(158)	(390)
Proceeds from related party notes payable	25	- -
Other	(2)	1
Net cash used in financing activities – continuing operations	(135)	(389)
Debt required to be repaid upon sale of discontinued operations	- -	(99)
Other net cash provided by financing activities– discontinued operations	- -	23
Net cash used in financing activities	(135)	(465)
Effect of exchange rate changes on cash	- -	1
Decrease in cash and cash equivalents	(22)	(88)
Cash and cash equivalents at beginning of period	51	121
Cash and cash equivalents at end of period	$29	$33

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

Prior to the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium owned 29.5% of Equistar Chemicals, LP (“Equistar”), which is a joint venture with Lyondell.  As part of the acquisition, Lyondell made a contribution to Equistar of $1,703 million (see Note 6), resulting in a decrease in Millennium’s ownership interest to 21%.

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Millennium has recognized in its financial statements $316 million of debt at June 30, 2008 for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar (collectively, “push-down debt”) through a reduction to zero of the carrying value of its investment in Equistar.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.       Basis of Preparation – (Continued)

Millennium's carrying value of push-down debt could be adjusted based on changes in its consolidated net tangible assets, which impact the amount of Millennium's guarantees, or by repayment of substantially all of the associated debt by affiliates or by Millennium on an affiliate's behalf.  Any adjustment to the carrying value of push-down debt would result in a corresponding adjustment to paid in capital.

Millennium's investment in Equistar will continue to be carried at zero net value and no net equity earnings or losses will be recognized until such time as Equistar incurs positive partners’ capital, which may occur as a result of the repayment of push-down debt by Equistar or its affiliates.

The consolidated statements of income for the three and six months ended June 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods, and those subsequent to the acquisition are designated “successor” periods.

2.       Accounting and Reporting Changes

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for Millennium beginning in 2009. Early adoption is prohibited.  Millennium does not expect the application of FSP 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivatives Instruments and Hedging Activities, which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will be effective for Millennium beginning in 2009.  Millennium is currently evaluating the effect of SFAS No. 161 on its disclosures.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.       Accounting and Reporting Changes – (Continued)

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS No. 141 (revised 2007) will change the accounting treatment for certain specific items, including: expensing of most acquisition and restructuring costs; recording acquired contingent liabilities, in-process research and development and noncontrolling, or minority, interests at fair value; and recognizing changes in income tax valuations and uncertainties after the acquisition date as income tax expense.  SFAS No. 141 (revised 2007) also includes new disclosure requirements.  For Millennium, SFAS No. 141 (revised 2007) will apply to business combinations with acquisition dates beginning in 2009.  Earlier adoption is prohibited.

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

From December 20, 2007, Millennium’s consolidated financial statements reflect a revaluation of Millennium’s assets and liabilities, to reflect the allocation of $1,312 million of the purchase price to Millennium assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at June 30, 2008, Millennium recognized in its financial statements $316 million of push-down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar through a reduction to zero of the carrying value of its investment in Equistar.  Millennium’s pro rata share of Equistar’s push-down debt exceeded its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero its investment in Equistar and also, Millennium recorded push-down debt to the extent allowed.

The purchase price allocations used in the preparation of the June 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.  Any change to the fair value of assets and liabilities acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Additional paid in capital was $1,752 million and $1,745 million as of June 30, 2008 and December 31, 2007, respectively.  The $7 million increase was due to purchase price allocation adjustments affecting Millennium related to the acquisition by LyondellBasell Industries AF S.C.A.

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

The following represent the elements of cash flow for the six-month predecessor period ended June 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.       Discontinued Operations – (Continued)

Amounts included in income from discontinued operations are summarized as follows:

	Predecessor	Predecessor
	For the three months ended June 30, 2007	For the six months ended June 30, 2007
Millions of dollars
Sales and other operating revenues	$181	$514
Gain on sale of discontinued operations	$337	$337
Income (loss) from discontinued operations	(2)	18
Provision for income taxes	52	58
Income from discontinued operations, net of tax	$283	$297

The provision for income taxes in the three months and six months ended June 30, 2007 primarily reflects the effect of a higher tax basis in the stock of a subsidiary included in the sale, which resulted in a lower taxable gain.  Income taxes payable related to the sale were $48 million.

5.       Related Party Transactions

Notes Payable to Lyondell Chemical Company—Effective December 2007, a subsidiary of Millennium and a subsidiary of Lyondell entered into two loan agreements.  Under one of the loan agreements, Millennium’s subsidiary may borrow from and, under the other loan agreement, Millennium’s subsidiary may make advances to, the Lyondell subsidiary for amounts up to and not exceeding $2,000 million.  The loans, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 4%, mature in 2012.  Accrued interest may, at the option of the parties, be added to the outstanding principal amount of the note.  At June 30, 2008, Millennium’s subsidiary had a note payable of $25 million and at December 31, 2007, these loans were not utilized.  It is anticipated that Millennium and Lyondell will replace the loan agreements with a current account agreement for an indefinite period, under which Millennium may deposit excess cash balances with the Lyondell subsidiary and have access to uncommitted revolving lines of credit in excess of deposits.

Notes Receivable from Equistar—In 2007, Millennium and Equistar entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 3), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bore interest, which was due quarterly, at the London Interbank Offered Rate LIBOR plus 1.75%.  The balance of the notes outstanding at December 31, 2007 of $80 million was collected in January 2008.

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

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,648 million of debt at June 30, 2008 for which it is not the primary obligor but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and $251 million of related unamortized debt issuance costs at June 30, 2008.

Millennium’s pro rata share of Equistar’s push down debt exceeded the carrying value of its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero the carrying value of its investment.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.       Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar follows:

Millions of dollars	June 30,	December 31,
BALANCE SHEETS	2008	2007
Total current assets	$1,971	$2,012
Notes receivable-related party	685	785
Property, plant and equipment, net	5,170	5,116
Goodwill	639	750
Debt issuance costs on push-down debt	251	334
Investments and other assets, net	900	1,075
Total assets	$9,616	$10,072
Current maturities of long-term debt:
Push-down debt	$144	$146
Debt of Equistar	- -	27
Related party borrowings:
Notes payable	200	80
Push-down debt	740	717
Other current liabilities	1,447	1,461
Long-term debt:
Push down debt	16,764	16,829
Debt of Equistar	130	129
Other liabilities and deferred revenues	297	295
Partners’ deficit	(10,106)	(9,612)
Total liabilities and partners’ deficit	$9,616	$10,072

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
STATEMENTS OF INCOME
Sales and other operating revenues	$4,136	$3,534	$7,957	$6,403
Cost of sales	4,362	3,362	8,269	6,100
Selling, general and administrative expenses	59	72	129	131
Research and development expenses	8	9	16	18
Operating income (loss)	(293)	91	(457)	154
Interest expense, net	(372)	(50)	(753)	(103)
Other expense, net	- -	(33)	(2)	(32)
Net income (loss)	$(665)	$8	$(1,212)	$19

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.       Accounts Receivable

Millennium had trade accounts receivable balances of $104 million and $106 million as of June 30, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts of $1 million at June 30, 2008 and December 31, 2007, respectively.

8.       Inventories

Inventories consisted of the following components:

	June 30,	December 31,
Millions of dollars	2008	2007
Finished goods	$93	$65
Work-in-process	21	21
Raw materials	4	3
Materials and supplies	13	15
Total inventories	$131	$104

9.       Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	June 30,	December 31,
Millions of dollars	2008	2007
Land	$11	$11
Manufacturing facilities and equipment	295	277
Construction in progress	26	23
Total property, plant and equipment	332	311
Less accumulated depreciation	(20)	(1)
Property, plant and equipment, net	$312	$310

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$7	$10	$19	$14
Other	5	1	7	3
Total depreciation and amortization	$12	$11	$26	$17

10.           Accounts Payable

Accounts payable at June 30, 2008 and December 31, 2007 included liabilities in the amounts of $2 million and $3 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recorded $350 million of push down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1 and 3).  The balance outstanding at June 30, 2008 related to push-down debt was $316 million.

Long-term debt under which Millennium is the primary obligor consisted of the following:

Millions of dollars	June 30, 2008	December 31, 2007
Senior Debentures due 2026, 7.625% ($70 million of discount)	$171	$170
Convertible Senior Debentures due 2023, 4%	- -	158
Total	171	328
Less current maturities	- -	(158)
Total long-term debt, net	$171	$170

Millennium is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,465 million and $7,512 million, respectively, under the term loan A and B facilities and certain LyondellBasell Industries debt, including an $8,000 million Senior Secured Interim loan, the Basell Group’s 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $488 million borrowed under term loan A and €1,294 million ($2,043 million) under term loan B as well as amounts borrowed by Lyondell or the Basell Group under the $1,000 million revolving credit facility under which there was no outstanding borrowing at June 30, 2008.  Millennium is also a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by Lyondell and a U.S.-based subsidiary of the Basell Group. At June 30, 2008, borrowings of $1,183 million were outstanding under the Senior Secured Inventory-Based Credit Facility; $1,053 million on the part of Lyondell and $130 million on the part of the Basell Group.  Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture governing Millennium’s 7.625% Senior Debentures due 2026.

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with debt requirements, to reflect adjustments to present 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.           Long-Term Debt – (Continued)

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

Other—During the six months ended June 30, 2008, Millennium repaid the $158 million of its 4% Convertible Senior Debentures due 2023.

Amortization of debt discounts and debt issuance costs resulted in expenses of less than $1 million for each of the three month periods ended June 30, 2008 and 2007 and resulted in expenses of $2 million and less than $1 million for each of the six month periods ended June 30, 2008 and 2007, which are included in interest expense in the Consolidated Statements of Income.  Amounts related to push-down debt are included in “Interest Expense on push-down debt” in the Consolidated Statements of Income for the three and six months ended June 30, 2008.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.             Pension and Other Postretirement Benefits

Net periodic pension benefits for continuing operations included the following cost components:

		Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,			For the six months ended June 30,
Millions of dollars	2008		2007	2008	2007
Service cost	$	- -	$1	$1	$2
Interest cost		8	8	16	16
Recognized return on plan assets		(9)	(9)	(19)	(18)
Amortization		- -	1	- -	4
Net periodic pension benefit cost (benefit)		$(1)	$1	$(2)	$4

Net periodic other postretirement benefits costs were $1 million in each of the three- and six-month periods ended June 30, 2008 and were net credits of less than $1 million and $1 million, respectively, in the three- and six-month periods ended June 30, 2007.

13.           Commitments and Contingencies

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $174 million and $181 million as of June 30, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the six months ended June 30:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$181	$148
Adjustments to purchase price allocation	2	--
Additional accruals	--	10
Amounts paid	(9)	(5)
Balance at June 30	$174	$153

The liabilities for individual sites range from less than $1 million to $140 million.  The $140 million liability relates to the Kalamazoo River Superfund Site.

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

In 2004, Millennium recognized a liability representing the Millennium subsidiary’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of June 30, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued based on the KRSG study.

As of June 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At June 30, 2008, the balance of the liability related to the river was $95 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2008, the balance of the liability was $45 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at June 30, 2008, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $34 million.

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

One legal proceeding relating to lead pigment or paint was tried in 2002.  On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked.  The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.”  The re-trial of this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages.  On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including the Millennium subsidiary, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, the Millennium subsidiary and the other defendants filed a notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding.

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

Guarantees—In addition to debt guarantees disclosed in Note 11, Millennium continues to guarantee certain obligations related to the sold inorganic chemicals business until such time as the buyer completes certain procedures to replace Millennium as guarantor.  The guarantees, principally with respect to the lease of research facilities, have a total potential obligation of approximately $35 million over their remaining term.  Millennium does not expect that any payments will be required under these guarantees.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.           Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of June 30, 2008, Millennium has not accrued any significant amounts for such indemnification obligations.  Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.           Comprehensive Income

The components of comprehensive income were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2008	2007	2008	2007
Net income	$3	$266	$20	$281
Other comprehensive income (loss), net of tax:
Continuing operations:
Amortization of actuarial and investment loss included in net periodic pension cost	- -	3	- -	3
Discontinued operations:
Foreign currency translation	- -	7	- -	16
Amortization of actuarial and investment loss included in net periodic pension cost	- -	2	- -	2
Sale of discontinued operations	- -	(63)	- -	(63)
Total other comprehensive loss	- -	(51)	- -	(42)
Comprehensive income	$3	$215	$20	$239

15.           Segment and Related Information

At the time of the acquisition of Lyondell by LyondellBasell Industries, LyondellBasell Industries established new business segments through which Millennium’s operations are managed.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Chemicals	Other		Total
Successor
For the three months ended June 30, 2008
Sales and other operating revenues	$193	$	- -	$193
Operating income (loss)	23		(4)	19
Loss from equity investment	(62)		- -	(62)

Predecessor
For the three months ended June 30, 2007
Sales and other operating revenues	$159		$2	$161
Operating income (loss)	17		(21)	(4)
Income from equity investment	3		- -	3

Successor
For the six months ended June 30, 2008
Sales and other operating revenues	$399	$	- -	$399
Operating income (loss)	65		(8)	57
Loss from equity investment	(96)		- -	(96)

Predecessor
For the six months ended June 30, 2007
Sales and other operating revenues	$309		$4	$313
Operating income (loss)	41		(28)	13
Income from equity investment	6		- -	6

Operating income (loss) in the “Other” column above included a business that was not a reportable segment and costs not allocated to Millennium’s chemicals segment, including costs from predecessor businesses.

The 2007 segment information presented above has been reclassified to conform with the new business segment created during the acquisition of Lyondell by LyondellBasell Industries.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company for all of Millennium’s continuing and, prior to May 15, 2007, discontinued operating subsidiaries other than its discontinued operations in the United Kingdom, France, Brazil and Australia.  Millennium America is the issuer of the 7.625% Senior Debentures.  Millennium was the issuer of the 4% Convertible Senior Debentures, which were completely repaid during the first six months of 2008.  Millennium America fully and unconditionally guaranteed all obligations under the 4% Convertible Senior Debentures, while outstanding.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of June 30, 2008 and December 31, 2007 and for the three- and six-month periods ended June 30, 2008 and 2007.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of June 30, 2008
	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Millions of dollars
Inventories	$	- -	$	- -	$131	$	- -	$131
Other current assets		- -		- -	238		- -	238
Property, plant and equipment, net		- -		- -	312		- -	312
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -	1,556		- -	1,556
Effect of push-down debt		- -		- -	(1,556)		- -	(1,556)
		- -		- -	- -		- -	- -
Investment in subsidiaries		111		374	16		(485)	16
Other assets, net		2		- -	175		- -	177
Due from parent and affiliates, net		- -		233	- -		(233)	- -
Total assets		$113		$607	$872		$(718)	$874
Notes payable - related party	$	- -	$	- -	$25	$	- -	$25
Other current liabilities		- -		2	177		- -	179
Long-term debt:
Push-down debt		316		316	- -		(316)	316
Debt of Millennium		- -		171	- -		- -	171
Other liabilities		- -		- -	228		- -	228
Deferred income taxes		- -		- -	238		- -	238
Due to parent and affiliates, net		87		- -	146		(233)	- -
Total liabilities		403		489	814		(549)	1,157
Minority interest		- -		- -	7		- -	7
Stockholder’s equity (deficit)		(290)		118	51		(169)	(290)
Total liabilities and Stockholder’s equity		$113		$607	$872		$(718)	$874

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of December 31, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Inventories	$	- -	$	- -	$104	$	- -	$104
Notes receivable - related party		80		- -	- -		- -	80
Other current assets		3		24	229		- -	256
Property, plant and equipment, net		- -		- -	310		- -	310
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -	1,652		- -	1,652
Effect of push-down debt		- -		- -	(1,652)		- -	(1,652)
		- -		- -	- -		- -	- -
Investment in subsidiaries		68		355	16		(423)	16
Other assets, net		2		1	190		- -	193
Due from parent and affiliates, net		- -		163	- -		(163)	- -
Total assets		$153		$543	$849		$(586)	$959
Current maturities of long-term debt		$44	$	- -	$114	$	- -	$158
Other current liabilities		115		2	64		- -	181
Long-term debt:
Push-down debt		350		350	- -		(350)	350
Debt of Millennium		- -		170	- -		- -	170
Other liabilities		- -		- -	238		- -	238
Deferred income taxes		- -		- -	221		- -	221
Due to parent and affiliates, net		10		- -	153		(163)	- -
Total liabilities		519		522	790		(513)	1,318
Minority interest		- -		- -	7		- -	7
Stockholder’s equity (deficit)		(366)		21	52		(73)	(366)
Total liabilities and stockholder’s equity		$153		$543	$849		$(586)	$959

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
Successor
For the Three Months Ended June 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$193	$	- -	$193
Cost of sales		- -		- -	164		- -	164
Selling, general and administrative expenses		- -		- -	10		- -	10
Operating income		- -		- -	19		--	19
Interest expense:
Interest expense on push-down debt		(8)		(8)	- -		8	(8)
Millennium debt		- -		(6)	- -		- -	(6)
Interest income (expense), net - related party		- -		27	(27)		- -	- -
Interest income		- -		- -	1		- -	1
Loss from equity investment in Equistar Chemicals, LP		- -		- -	(62)		- -	(62)
Effect of push-down debt on loss from equity investment in Equistar		- -		- -	62		- -	62
Equity in income of subsidiaries		13		39	- -		(52)	- -
Other expense		- -		- -	(1)		- -	(1)
Benefit from (provision for) income taxes		(2)		(1)	1		- -	(2)
Net income (loss)		$3		$51	$(7)		$(44)	$3

STATEMENT OF INCOME
Predecessor
For the Three Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$161	$	- -	$161
Cost of sales		- -		- -	142		- -	142
Selling, general and administrative expenses		- -		- -	22		- -	22
Research and development expenses		- -		- -	1		- -	1
Operating loss		- -		- -	(4)		- -	(4)
Interest expense, net		- -		(10)	(3)		- -	(13)
Interest income (expense), net - related party		- -		28	(28)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	3		- -	3
Equity in income of subsidiaries		266		873	- -		(1,139)	- -
Other income (expense), net		- -		(17)	1		- -	(16)
Benefit from (provision for) income taxes		- -		(305)	318		- -	13
Income from discontinued operations, net of tax		- -		- -	283		- -	283
Net income		$266		$569	$570		$(1,139)	$266

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
Successor
For the Six Months Ended June 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$399	$	- -	$399
Cost of sales		- -		- -	323		- -	323
Selling, general and administrative expenses		- -		- -	18		- -	18
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	57		- -	57
Interest expense:
Interest expense on push-down debt		(15)		(15)	- -		15	(15)
Millennium debt		- -		(12)	- -		- -	(12)
Interest income (expense), net - related party		- -		54	(55)		- -	(1)
Interest income		- -		- -	1		- -	1
Loss from equity investment in Equistar Chemicals, LP		- -		- -	(96)		- -	(96)
Effect of push-down debt on loss from equity investment in Equistar		- -		- -	96		- -	96
Equity in income of subsidiaries		34		11	- -		(45)	- -
Other income		- -		- -	2		- -	2
Benefit from (provision) for income taxes		1		(6)	(7)		- -	(12)
Net income (loss)		$20		$32	$(2)		$(30)	$20

STATEMENT OF INCOME
Predecessor
For the Six Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$313	$	- -	$313
Cost of sales		- -		- -	264		- -	264
Selling, general and administrative expenses		- -		- -	34		- -	34
Research and development expenses		- -		- -	2		- -	2
Operating income		- -		- -	13		- -	13
Interest expense, net		(4)		(23)	(4)		- -	(31)
Interest income (expense), net – related party		- -		56	(56)		- -	- -
Other income (expense), net		- -		(17)	1		- -	(16)
Income from equity investment in Equistar Chemicals LP		- -		- -	6		- -	6
Equity in income of subsidiaries		285		822	- -		(1,107)	- -
Benefit from (provision for) income taxes		- -		(293)	305		- -	12
Income from discontinued operations, net of tax		- -		- -	297		- -	297
Net income		$281		$545	$562		$(1,107)	$281

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Successor
For the Six Months Ended June 30, 2008
	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Millions of dollars
Net cash provided by (used in) operating activities – continuing operations		$89		$(49)	$(17)	$	- -	$23

Repayment of notes receivable – related party		80		- -	- -		- -	80
Expenditures for property, plant and equipment		- -		- -	(6)		- -	(6)
Proceeds from sales of assets		- -		- -	16		- -	16
Net cash provided by investing activities – continuing operations		80		- -	10		- -	90

Repayment of long-term debt		(158)		- -	- -		- -	(158)
Proceeds from notes payable – related party		(14)		25	14		- -	25
Other		- -		- -	(2)		- -	(2)
Net cash provided by (used in) financing activities – continuing operations		(172)		25	12		- -	(135)
Increase (decrease) in cash and cash equivalents		(3)		(24)	5		- -	(22)
Cash and cash equivalents at beginning of period		3		24	24		- -	51
Cash and cash equivalents at end of period	$	- -	$	- -	$29	$	- -	$29

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Predecessor
For the Six Months Ended June 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities – continuing operations		$205	$(289)	$(15)	$	- -	$(99)
Net used in operating activities – discontinued operations		- -	- -	(120)		- -	(120)
Net cash provided by (used in) operating activities		205	(289)	(135)		- -	(219)

Advances under loan agreements - related party		(200)	(300)	- -		- -	(500)
Expenditures for property, plant and equipment		- -	- -	(6)		- -	(6)
Payments to discontinued operations		- -	- -	(104)		- -	(104)
Distributions from affiliates in excess of earnings		- -	- -	24		- -	24
Other		- -	- -	3		- -	3
Net cash used in investing activities – continuing operations		(200)	(300)	(83)		- -	(583)
Net proceeds from sale of discontinued operations before required repayment of debt		- -	- -	1,089		- -	1,089
Other net cash provided by investing activities – discontinued operations		- -	- -	89		- -	89
Net cash provided by (used in) investing activities		(200)	(300)	1,095		- -	595
Repayment of long-term debt		- -	(390)	- -		- -	(390)
Intercompany		(5)	934	(929)		- -	- -
Other		- -	- -	1		- -	1

Net cash provided by (used in) financing activities – continuing operations		(5)	544	(928)		- -	(389)
Debt required to be repaid upon sale of discontinued operations		- -	- -	(99)		- -	(99)
Other net cash provided by financing activities – discontinued operations		- -	- -	23		- -	23
Net cash provided by (used in) financing activities		(5)	544	(1,004)		- -	(465)
Effect of exchange rate changes on cash		- -	- -	1		- -	1
Decrease in cash and cash equivalents		- -	(45)	(43)		- -	(88)
Cash and cash equivalents at beginning of period		- -	62	59		- -	121
Cash and cash equivalents at end of period – continuing operations	$	- -	$17	$16	$	- -	$33

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2008 operating results to first quarter 2008 operating results.  Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three and six months ended June 30, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

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

Acetyls markets were stronger in the first six months of 2008 compared to the same period in 2007.  As a result, Millennium’s acetyls products benefited from higher prices and margins, particularly for methanol, in the second quarter and first six months of 2008 compared to the same periods in 2007.  Fragrance and flavors products continued to show steady performance in the 2008 and 2007 periods.

Equistar’s operating results reflected lower product margins in the second quarter and first six months of 2008 compared to the same periods in 2007 due primarily to higher raw material costs.  Equistar’s results of operations are reviewed below on a 100% basis.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $193 million in the second quarter 2008 were 20% higher compared to revenues of $161 million in the second quarter 2007, and revenues of $399 million in the first six months of 2008 were 27% higher compared to revenues of $313 million in the first six months of 2007 primarily due to the effect of higher average sales prices for VAM and methanol, partially offset by the effect of lower sales volumes.

Cost of Sales—Cost of sales of $164 million was 15% higher in the second quarter 2008 compared to $142 million in the second quarter 2007, and cost of sales of $323 million was 22% higher in the first six months of 2008 compared to $264 million in the first six months of 2007, primarily due to higher raw material costs.

SG&A Expenses—SG&A expenses were $10 million in the second quarter 2008 compared to $22 million in the second quarter 2007, while SG&A expenses were $18 million in the first six months of 2008 compared to $34 million in the first six months of 2007.  The decreases were primarily due to lower provisions of $9 million for estimated environmental remediation costs in each of the 2008 periods.

Operating Income—Millennium had operating income of $19 million in the second quarter 2008 compared to an operating loss of $4 million in the second quarter 2007.  The improvement was primarily due to higher product margins partially offset by lower sales volumes.

Operating income was $57 million in the first six months of 2008 compared to operating income of $13 million in the first six months of 2007, primarily related to higher product margins.

Interest Expense—Interest expense, including related party interest expense, interest expense on push-down debt and interest on Millennium’s debt was $14 million in the second quarter 2008 compared to $19 million in the second quarter 2007 and $28 million in the first six months of 2008 compared to $38 million in the first six months of 2007.  The decreases reflect the repayment of $220 million of principal amount of debt, which was partially offset by the interest expense on promissory notes due 2012 issued in January 2008 to a related party.

Other Income (Expense), Net—Millennium had other expense, net of $1 million in the second quarter 2008 compared to other expense, net, of $16 million in the second quarter 2007 and other income of $2 million for the first six months of 2008 compared to other expense, net of $16 million for the six months of 2007.  The 2007 periods included $14 million of debt repayment premiums.

Income (loss) from Equity Investment in Equistar—Millennium’s equity investment in Equistar, excluding the effect of Millennium’s share of Equistar’s push-down debt, resulted in a loss of $62 million in the second quarter 2008 compared to income of $3 million in the second quarter 2007, and a loss of $96 million in the first six months of 2008 compared to income of $6 million for the same period of 2007.  As a result of push-down debt, Millennium’s losses from its equity investment in Equistar were reduced to zero.  Equistar’s operating results are reviewed further in the discussion of Equity Investment in Equistar below.

Income from Continuing Operations—Millennium’s income from continuing operations was $3 million in the second quarter 2008 compared to income of $20 million in the second quarter 2007 and income of $16 million in the first six months of 2008 compared to a loss of $16 million in the first six months of 2007.  The increases were primarily due to higher operating income resulting from improved acetyls product margins.

Second Quarter 2008 versus First Quarter 2008

Millennium’s income from continuing operations was $3 million in the second quarter 2008 compared to income of $17 million in the first quarter 2008.  The decrease in profitability was primarily due to lower average sales prices compared to a strong first quarter 2008, while raw material costs continued to increase.

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

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For six the months ended
	June 30,		June 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues:
Chemicals	$193	$159	$399	$309
Other	- -	2	- -	4

Operating income (loss):
Chemicals	23	17	65	41
Other	(4)	(21)	(8)	(28)

Income (loss) from equity investment in
Equistar before effects of push-down debt	(62)	3	(96)	6

Sales volumes, in millions
Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	158	176	305	322
Acetic acid (pounds)	160	168	314	327
Methanol (gallons)	17	12	34	22

Chemicals Segment

Revenues—Chemicals segment revenues of $193 million in the second quarter 2008 were 21% higher compared to revenues of $159 million in the second quarter 2007, while revenues of $399 million in the first six months of 2008 were 29% higher compared to revenues of $309 million in the first six months of 2007. The increase in the second quarter and first six months of 2008 was primarily due to the effects of higher average sales prices for VAM and methanol, partially offset by the effect of lower sales volumes.

Operating Income—The chemicals segment had operating income of $23 million in the second quarter 2008 compared to $17 million in the second quarter 2007 and operating income of $65 million in the six months ended June 30, 2008 compared to $41 million in the same period of 2007.  The $6 million improvement in the second quarter 2008 was primarily due to higher product margins for methanol and VAM partially offset by the effect of lower sales volumes for VAM.  The $24 million improvement in the first six months of 2008 was primarily due to higher product margins for methanol and VAM.

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

In the first six months of 2008 compared to the same period in 2007, record high prices for crude oil and higher prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets generally experienced balanced supply and demand conditions with some weakening of demand.

During the second quarter and first six months of 2008 compared to the same periods in 2007, Equistar experienced lower profitability as sales price increases failed to keep pace with significantly higher average raw material costs.  Equistar’s operating results in the second quarter and first six months of 2008, compared to the same periods in 2007, reflected the effects of lower product margins in both the chemicals and polymers segments.  The segment operating results are reviewed in the “Segment Analysis” below.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first six months of 2008, was not sufficient to offset the unprecedented differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three- and six-month periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Crude oil – dollars per barrel	123.90	64.87	110.95	61.43
Natural gas – dollars per million BTUs	11.07	7.25	9.55	6.91
NWE Naphtha-dollars per barrel	110.00	74.46	101.73	68.04
Weighted average cost of ethylene production – cents per pound	55.46	33.79	52.62	31.34
Ethylene – cents per pound	65.67	44.67	63.08	42.33
Propylene – cents per pound	68.17	49.92	63.92	46.52
Benzene – cents per gallon	397.67	394.67	381.50	373.83
HDPE – cents per pound	91.67	69.67	88.33	66.83

While the increases in natural gas prices were not as dramatic as those of crude oil, NGL prices were significantly higher during the second quarter and first six months of 2008 compared to the same periods in 2007.  These increases were indicative of the pressure on Equistar’s raw material costs, primarily crude oil-based, but also NGL-based.

Revenues—Equistar’s revenues of $4,136 million in the second quarter 2008 were 17% higher compared to revenues of $3,534 million in the second quarter 2007, while the first six months of 2008 revenues of $7,957 million were 24% higher compared to revenues of $6,403 million in the first six months of 2007.  The higher revenues in the second quarter and first six months of 2008 reflected the effects of higher average sales prices, partially offset by the effect of lower sales volumes, compared to the same periods in 2007.  As noted in the table above, benchmark sales prices in the second quarter 2008 averaged higher compared to the second quarter 2007.  Ethylene and derivative sales volumes in the second quarter 2008 were 8% lower, while ethylene co-product sales volumes were 18% lower and polymer sales volumes were 5% lower compared to the second quarter 2007.

Operating Income—Equistar had an operating loss of $293 million in the second quarter 2008 compared to operating income of $91 million in the second quarter 2007 and an operating loss of $457 million in the first six months of 2008 compared to operating income of $154 million in the first six months of 2007.  The operating losses in the second quarter and first six months of 2008 were primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs compared to the same periods in 2007.  In addition, depreciation and amortization expense increased by $63 million and $121 million in the second quarter and first six months of 2008, respectively, as a result of the higher values assigned to Equistar’s assets in the acquisition.

Other

Other operations include Millennium’s unallocated operating expenses that are not identified with the reportable business segment, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

Other operating losses were $4 million and $21 million in the second quarter 2008 and 2007, respectively, and $8 million and $28 million in the first six months of 2008 and 2007, respectively.  The decreases in the second quarter and first six months of 2008 reflected lower environmental costs in the second quarter 2008 and first six months of 2008.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations provided cash of $23 million in the first six months of 2008 and used cash of $99 million in the first six months of 2007.  The $122 million change primarily reflected the higher operating results in the first six months of 2008, while the first six months of 2007 included higher U.S. federal income tax payments.

Operating activities of discontinued operations used cash of $120 million in the first six months of 2007 primarily due to increases in working capital and lower operating results in the 2007 period.

Investing Activities—Investing activities of continuing operations provided cash of $90 million in the first six months of 2008 and used cash of $583 million in the first six months of 2007.  The cash provided in the first six months of 2008 primarily reflected an $80 million payment received from Equistar under revolving loan agreements executed in June 2007.  The first six months of 2007 included advances of $500 million to Equistar under revolving loan agreements executed in June 2007 and net payments to discontinued operations of $104 million.

Investing activities for the first six months of 2007 also included the $1,089 million of cash proceeds from the sale of the worldwide inorganic chemicals business, which were used to reduce debt and for the above-noted advances to Equistar.

Investing activities of discontinued operations provided cash of $89 million in the first six months of 2007.  Payments from Millennium’s continuing operations of $104 million were partially offset by capital expenditures of $15 million.

Financing Activities—Financing activities of Millennium’s continuing operations used cash of $135 million in the first six months of 2008 and $389 million in the first six months of 2007 primarily for debt repayment.  During the first six months of 2008, Millennium repaid the remaining $158 million of its 4% Convertible Senior Debenture.  Also, during the first six months of 2008, Millennium issued promissory notes to a subsidiary of Lyondell under loan agreements with total availability of $2,000 million, and borrowed $25 million under these agreements. The notes mature on December 20, 2012, or earlier upon demand, and bear interest, which is payable quarterly, at the London Interbank Offered Rate (“LIBOR”) plus 4%.

In the first six months of 2007, Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million, and $4 million principal amount of its 7.625% Senior Debentures due 2026.  The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.

Financing activities of discontinued operations provided cash of $23 million in the first six months of 2007.

Liquidity and Capital Resources—At June 30, 2008, Millennium had $29 million of cash on hand.  Millennium has outstanding letters of credit of $7 million and related cash collateral of $2 million, which is included in “Other assets, net,” at June 30, 2008.  As of June 30, 2008, total debt, including current maturities, under which Millennium is the primary obligor, was $171 million.

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

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recognized in its financial statements, as of June 30, 2008, $316 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor, and reduced its investment in Equistar by $1,556 million to zero to reflect the push down to Equistar of debt of LyondellBasell Industries guaranteed by Equistar (see Notes 1, 6 and 11 to the Consolidated Financial Statements).  Millennium does not expect that it will be required to fund the push-down debt in the foreseeable future.

Millennium is a limited guarantor of certain debt of the Basell Group and Lyondell.  Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture for Millennium’s 7.625% Senior Debentures due 2026.  At June 30, 2008, Millennium’s CNTA was $2,105 million.

The guaranteed Basell Group debt, at June 30, 2008, includes an $8,000 million Senior Secured Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($789 million).  The Senior Secured Interim Loan, together with proceeds of other borrowings discussed below, was used to finance the acquisition of Lyondell.  If not repaid or exchanged, prior to the 12 months tenure, the Senior Secured Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  The Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain rating declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the joint lead arrangers (“JLAs”) have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

In addition, Millennium is a limited guarantor under a Senior Secured Credit Facility and a Senior Secured Inventory-Based Credit Facility entered into on December 20, 2007, in connection with the acquisition of Lyondell by LyondellBasell Industries.  Lyondell and other subsidiaries of the Basell Group are borrowers under the Senior Secured Credit Facility, which includes a six-year $2,000 million term loan A facility due 2013; a seven-year $7,550 million and €1,300 million term loan B facility due 2014; and a six-year $1,000 million multicurrency revolving credit facility due 2013.  Lyondell, Equistar and a subsidiary of the Basell Group are borrowers under the Senior Secured Inventory-Based Credit Facility.

At June 30, 2008, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $488 million borrowed under term loan A, €1,294 million ($2,043 million) under term loan B, and Lyondell borrowings included $1,465 million borrowed under term loan A and $7,512 million under term loan B.  At June 30, 2008, borrowings of $1,183 million were outstanding under the Senior Secured Inventory-Based Credit Facility, $1,053 million on the part of Lyondell and $130 million on the part of the Basell Group.  There was no outstanding borrowing under the senior secured revolving credit facility as of June 30, 2008.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Millennium received cash distributions of $30 million from Equistar in the first six months of 2007 and none in the first six months of 2008.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.

Millennium has up to $1,975 million available under a loan agreement with a Lyondell subsidiary subject to availability through LyondellBasell Industries’ global cash management program.

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

The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium and Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Millennium, as well as for the group as a whole.

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

In March 2008, LyondellBasell Industries entered into a senior unsecured $750 million, eighteen-month revolving credit facility, under which Lyondell and a subsidiary of the Basell Group are borrowers.  The $750 million revolving credit facility is in addition to the existing credit facilities available to LyondellBasell Industries and is provided to LyondellBasell Industries by Access Industries Holdings, LLC, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries.  The revolving credit facility has substantially the same terms as the Senior Secured Credit Facility except that it is unsecured and is not guaranteed by the subsidiaries of LyondellBasell Industries.

As of June 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest until the first full fiscal quarter commencing on or after June 30, 2008, at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Thereafter, interest rates will be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

Millennium’s indenture contains certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no changes in the terms of the covenants or the guarantees in the quarter ended June 30, 2008.

Debt Agreement Amendments―Under the terms of the financing for the Lyondell acquisition, the JLAs retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments to present 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Senior Secured Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Senior Secured Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

Under the terms of the Senior Secured Inventory-Based Credit Facility, as amended, Lyondell could elect to increase commitments under the facility by up to an aggregate $1,100 million.  Effective April 30, 2008, Lyondell exercised the option to increase the facility by $600 million and, as a result, aggregate commitments under the facility increased from $1,000 million to $1,600 million.  Concurrent with the exercise of the increase in commitments, Lyondell Chemical Company became a lien grantor and added the following as collateral: (i) a first priority pledge of all equity interests owned by Lyondell Chemical Company in, and all indebtedness owed to it by, LyondellBasell Receivables I, LLC (the seller under the Accounts Receivable Securitization Facility) and (ii) a first priority security interest in all accounts receivable, inventory and related assets owned by Lyondell Chemical Company, subject to customary exceptions.

Effects of a breach—A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Senior Secured Credit Facility, Senior Secured Interim Loan, Senior Secured Inventory-Based Credit Facility, Accounts Receivable Securitization Facility or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facility and the Senior Secured Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the Accounts Receivable Securitization Facility may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facility and the Senior Secured Interim Loan and the counterparties under the Senior Secured Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes Millennium’s available cash.  If the obligations under the Senior Secured Credit Facility, the Senior Secured Interim Loan, the Senior Secured Inventory-Based Facility, Accounts Receivable Securitization Facility or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium or one or more of its subsidiaries could be forced into bankruptcy or liquidation.

Off-Balance Sheet Arrangements—Millennium is not a party to any contractual arrangements that fall within the Securities and Exchange Commission’s definition of off-balance sheet arrangements.

Equistar Liquidity and Capital Resources—At June 30, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,648 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 11 to the Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $10,106 million deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium Chemicals, certain of its subsidiaries and Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Equistar, as well as for the group as a whole.

At June 30, 2008, Equistar had cash on hand of $23 million.  The total amount available to borrowers under both the $1,600 million Senior Secured Inventory-Based Credit Facility and the $1,150 million Accounts Receivable Securitization Facility totaled approximately $241 million, giving effect to a total minimum unused availability requirement of $100 million under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility and the total amount of outstanding letters of guarantee and letters of credit under the Senior Secured Inventory-Based Credit Facility.  In addition, Equistar has up to $1,800 million available under the loan agreement with a Lyondell subsidiary subject to availability through LyondellBasell Industries’ global cash management program.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

CURRENT BUSINESS OUTLOOK

Through mid-August 2008, conditions within acetyls have been relatively consistent with the second quarter 2008, although raw material cost pressures and volatility create an uncertain outlook for acetyls products and for Millennium’s equity investment in Equistar.  The fragrance and flavors products should continue their steady performance.

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

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on Millennium’s consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 3.  Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Millennium’s exposure to market risk has not changed materially in the quarter ended June 30, 2008.

Item 4.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter (the second quarter 2008) that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control.  Millennium’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the following:

•	the availability, cost and price volatility of raw materials and utilities,
•	the supply/demand balances for Millennium’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,
•	uncertainties associated with the U. S. and worldwide economies,
•	legal, tax and environmental proceedings,
•	the cyclical nature of the chemical industry,
•	Millennium’s ability to service its indebtedness,
•	available cash and access to capital markets,
•	technological developments,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U. S. and in other countries,
•	international political unrest and terrorist acts,
•	competitive products and pricing pressures,
•	Millennium’s ability to implement its business strategies, including integration with LyondellBasell Industries, and
•	risks of doing business outside the U.S., including foreign currency fluctuations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as disclosed below:

Litigation Matters—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Since the beginning of 2007, 38 cases have been dismissed either voluntarily, upon defendants’ motion, or tried to a jury verdict favorable to defendants, including Millennium.  Millennium currently remains named a defendant in 17 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of the 17 cases, most seek damages for personal injury and are brought by individuals, and four of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants, holding that the trial court should have granted Millennium’s motion to dismiss for failure to state a claim.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding.

Environmental Matters—In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Millennium signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  The settlement is still subject to public comment and final review by the Texas Attorney General and the district court.

A Millennium subsidiary has been identified as a potentially responsible party (“PRP”) with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Item 1A.  Risk Factors

There have been no material developments with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as disclosed below:

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses.  The costs of raw materials and energy used for acetyls and Equistar’s products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs are at or near historically record high levels, and a weak U.S. dollar adds to the volatility in Millennium and its joint ventures’ raw material costs.  There have been, and will likely continue to be, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on their results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce liquidity and cash flow for Millennium and its joint ventures.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Millennium’s or its joint ventures’ results of operations.

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

In addition, in light of near record raw material costs and Millennium’s current debt levels, the cost to Millennium of trade credit from its suppliers could increase or credit lines from those suppliers could be reduced, resulting in shorter payment cycles.

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

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Millennium and its joint ventures also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as potentially responsible parties at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.   For further discussion regarding Millennium’s and its joint ventures’ environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Legal Proceedings” and Note 13 to the Consolidated Financial Statements in this report, and Note 18 to the Consolidated Financial Statements, “Item 1. Business—Environmental Capital Expenditures,”  “Item 3. Legal Proceedings—Environmental Matters” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Millennium’s and its joint ventures’ results of operations and financial position.

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

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River. As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of June 30, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.  As of June 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.

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

See Note 13 to the Consolidated Financial Statements in this report for the information as to the accrued liabilities related to the Kalamazoo River and the two former paper mill sites with associated landfills.

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

At June 30, 2008, Millennium had $171 million of consolidated debt, including the current portion of long-term debt.  Also at that date, Millennium had guaranteed $19.3 billion and €1.8 billion of debt of related parties.  Substantially all of the indebtedness owed or guaranteed by Millenniums’ is secured by certain assets of Millennium pledged as collateral.  In addition, Equistar had $330 million of consolidated debt. In addition, Millennium has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in the future. See “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Millennium Annual Report on Form 10-K for the year ended December 31, 2007.

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

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium and Equistar, have provided guarantees or collateral for the new debt of various LyondellBasell Industries subsidiaries totaling approximately $22 billion that was used primarily to acquire Lyondell.  Accordingly, the major credit rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Millennium, as well as for the group as a whole.

In the event that LyondellBasell Industries’ ratings are lowered by any of the major credit rating agencies, LyondellBasell Industries (including Millennium) may have increased borrowing costs for trade credit and other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those LyondellBasell Industries and Millennium have currently or other terms acceptable to LyondellBasell Industries and Millennium.  LyondellBasell Industries’ operating subsidiaries (including Millennium) also could be required to provide cash collateral to obtain surety bonds or other forms of credit, which would reduce available cash or require additional financing.

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

Millennium’s variable rate obligations subject it to interest rate risk and in addition interest rates under the Senior Secured Interim Loan are subject to increase for other reasons, which could cause its debt service obligations to increase significantly.

As of June 30, 2007, Millennium was an obligor with respect to variable rate borrowings under the Senior Secured Credit Facilities and the Senior Secured Interim Loan of approximately $20,622 million.  Although Millennium and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to adjusted Euro Interbank Offered Rate (“EURIBOR”) and LIBOR plus an applicable margin.  Additionally, the Senior Secured Credit Facilities and the Senior Secured Inventory-Based Credit Facility may bear interest at an alternate base rate plus an applicable margin.  In addition, the Senior Secured Interim Loan bears interest at LIBOR plus an initial margin of 4.625%, which margin increased in June 2008 to 5.125%, and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain ratings declines).  Through a series of actions, the validity of which LyondellBasell Industries disputes, the joint lead arrangers of the Senior Secured Interim Loan have attempted to increase the applicable rate under the Senior Secured Interim Loan to 12% per annum.  Since June 20, 2008, LyondellBasell Industries has been paying 12% interest, which is approximately 4% higher than the currently applicable rate under the Senior Secured Interim Loan as at June 20, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries has protested the higher rate of interest and has reserved its right to recover any such amounts based upon a determination that the joint lead arrangers’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.  A 0.5% increase in the interest rate on variable rate obligations as of June 30, 2008 would cost Millennium approximately $2 million per year in incremental interest expense.

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

Millennium Chemicals Inc.

Dated: August 14, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)