Form 10-Q
period 2008-09-30
MILLENNIUM CHEMICALS INC
filed 2008-11-13
CIK 1018099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):Large accelerated filer __   Accelerated filer __
Non-accelerated filer ✓   Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No ✓

Number of shares of common stock outstanding as of September 30, 2008:   661.  There is no established public trading market for the registrant’s common stock.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, therefore, is filing this form with a reduced disclosure format.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Sales and other operating revenues:
Trade	$173	$149	$529	$429
Related parties	15	13	58	46
	188	162	587	475
Operating costs and expenses:
Cost of sales	172	136	495	400
Selling, general and administrative expenses	7	15	25	49
Research and development expenses	1	1	2	3
	180	152	522	452
Operating income	8	10	65	23

Interest expense:
Related parties	(1)	- -	(2)	- -
Interest expense on push-down debt	(6)	- -	(21)	- -
Millennium debt	(6)	(5)	(18)	(43)
Interest income:
Related parties	- -	9	- -	10
Other	- -	1	1	7
Other income (expense), net	(1)	1	1	(15)

Income (loss) from continuing operations before equity investment and income taxes	(6)	16	26	(18)
Income (loss) from equity investment in Equistar Chemicals, LP	23	6	(73)	12
Effect of push-down debt on income (loss) from equity investment in Equistar Chemicals, LP	(23)	- -	73	- -
Income (loss) from continuing operations before income taxes	(6)	22	26	(6)
Provision for (benefit from) income taxes	(3)	13	9	1
Income (loss) from continuing operations	(3)	9	17	(7)
Income from discontinued operations, net of tax	- -	- -	- -	297
Net income (loss)	$(3)	$9	$17	$290

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22	$51
Short-term investments	5	- -
Accounts receivable:
Trade, net	109	106
Related parties	16	17
Inventories	111	104
Prepaid expenses and other current assets	2	73
Deferred tax assets	6	9
Notes receivable from related party	- -	80
Total current assets	271	440

Property, plant and equipment, net	307	324
Investment in Equistar Chemicals, LP:
Prior to push-down debt	1,579	1,652
Effect of push-down debt	(1,579)	(1,652)
Net investment in Equistar Chemicals, LP	- -	- -
Other investments and long-term receivables	16	16
Other assets, net	176	179
Total assets	$770	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

	September 30,	December 31,
	2008	2007
Millions of dollars, except shares and par value data
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$ - -	$158
Notes payable to related party	22	- -
Accounts payable:
Trade	68	79
Related parties	17	23
Accrued liabilities	64	75
Deferred income taxes	4	4
Total current liabilities	175	339
Long-term debt:
Push down	308	350
Debt of Millennium	172	170
Other liabilities	228	238
Deferred income taxes	256	221
Commitments and contingencies
Minority interest	7	7
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 661 shares issued at September 30, 2008 and December 31, 2007	- -	- -
Additional paid-in capital	1,652	1,745
Retained earnings (deficit)	11	(6)
Push down debt	(1,949)	(2,015)
Treasury stock, at cost, 48 shares issued at September 30, 2008 and December 31, 2007	(90)	(90)
Total stockholder’s equity	(376)	(366)
Total liabilities and stockholder’s equity	$770	$959

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the nine months ended September 30,
Millions of dollars	2008	2007
Cash flows from operating activities:
Net income	$17	$290
Income from discontinued operations, net of tax	- -	(297)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	38	23
Equity investment in Equistar Chemicals, LP –
Amount included in net income	73	(12)
Distribution of earnings	- -	12
Push-down debt	(73)	- -
Interest on push-down debt	21	- -
Deferred income taxes	- -	23
Debt prepayment premiums and charges	- -	14
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2)	(3)
Inventories	(7)	(1)
Accounts payable	(16)	(10)
Other, net	(25)	(115)
Net cash provided by (used in) operating activities – continuing operations	26	(76)
Net cash used in operating activities – discontinued operations	- -	(120)
Net cash provided by (used in) operating activities	26	(196)
Cash flows from investing activities:
Collection of related party notes receivable	80	- -
Advances under related party loan agreements	- -	(515)
Expenditures for property, plant and equipment	(9)	(12)
Payments to discontinued operations	- -	(104)
Distributions from affiliates in excess of earnings	- -	18
Proceeds from sales of assets	16	- -
Other	(5)	3
Net cash provided by (used in) investing activities – continuing operations	82	(610)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	89
Net cash provided by investing activities	82	568

See Notes to the Consolidated Financial Statements.

MILLENNIUM CHEMICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Successor	Predecessor
	For the nine months ended September 30,
Millions of dollars	2008	2007
Cash flows from financing activities:
Repayment of long-term debt	(158)	(390)
Proceeds from related party notes payable	22	- -
Other	(1)	1
Net cash used in financing activities – continuing operations	(137)	(389)
Debt required to be repaid upon sale of discontinued operations	- -	(99)
Other net cash provided by financing activities – discontinued operations	- -	23
Net cash used in financing activities	(137)	(465)
Effect of exchange rate changes on cash	- -	1
Decrease in cash and cash equivalents	(29)	(92)
Cash and cash equivalents at beginning of period	51	121
Cash and cash equivalents at end of period	$22	$29

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and assumption of certain liabilities related directly to the business (see Note 5).

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

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Millennium’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Millennium has recognized in its financial statements $308 million of debt at September 30, 2008 for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar (collectively, “push-down debt”) through a reduction to zero of the carrying value of its investment in Equistar.

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

The consolidated statements of income for the three and nine months ended September 30, 2008 reflect post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, periods prior to the acquisition are designated “predecessor” periods, and those subsequent to the acquisition are designated “successor” periods.

Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium and Equistar, have provided guarantees or collateral for the debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion at September 30, 2008 that was used primarily to acquire Lyondell. Accordingly, Millennium's liquidity and capital resources are integrated with LyondellBasell Industries.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Millennium, operates.  LyondellBasell Industries’ markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities globally to optimize working capital requirements. Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to LyondellBasell Industries’ assets as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December 2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that LyondellBasell Industries can comply with its debt covenants and that operating cash flows, together with  availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative.  While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" in Note 12.

The consolidated financial statements of LyondellBasell Industries and Millennium have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP FAS 157-3, which is effective October 10, 2008, including prior periods for which financial statements have not yet been issued, provides guidance on the application of SFAS No. 157 in determining the fair value of a financial asset in the current financial environment when the market for that financial asset is not active.  Millennium’s application of FSP FAS 157-3 did not have a material effect on its consolidated financial statements at September 30, 2008.

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

3.       Hurricane Effects

During late August and mid-September 2008, two hurricanes, Gustav and Ike, disrupted U.S. Gulf Coast refining and chemical industry operations.

As a result of Hurricane Ike, Millennium and Equistar incurred various costs, including Millennium’s equity interest in Equistar that, to the extent they exceed the deductible amount under the relevant policies, will be subject to insurance reimbursements.  Such costs, including costs incurred in conjunction with suspending operations at substantially all of Millennium’s and Equistar’s Gulf Coast plants, damage to facilities, and costs to restore operations totaled $5 million at September 30, 2008.  Additional amounts, including damage to facilities, are currently estimated to range from $5 million to $10 million.  This estimate includes the cost of restoring operations of a plant that has not yet restarted.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.       Acquisition of Lyondell by LyondellBasell Industries

On December 20, 2007, LyondellBasell Industries indirectly acquired the outstanding common shares of Lyondell and, as a result, Lyondell and Millennium became indirect, wholly owned subsidiaries of LyondellBasell Industries.

From December 20, 2007, Millennium’s consolidated financial statements reflect a revaluation of Millennium’s assets and liabilities, to reflect the allocation of $1,312 million of the purchase price to Millennium assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell.  In addition, at September 30, 2008, Millennium recognized in its financial statements $308 million of push-down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and the effects of its share of debt similarly guaranteed by Equistar through a reduction to zero of the carrying value of its investment in Equistar.  Millennium’s pro rata share of Equistar’s push-down debt exceeded its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero its investment in Equistar and also, Millennium recorded push-down debt to the extent allowed.

The purchase price allocations used in the preparation of the September 30, 2008 and December 31, 2007 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets and liabilities acquired.  Any change to the fair value of assets and liabilities acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill.  Management does not expect the finalization of these matters to have a material effect on the allocation.

Additional paid in capital was $1,652 million and $1,745 million as of September 30, 2008 and December 31, 2007, respectively.  The $93 million decrease was due to $20 million of purchase price allocation adjustments affecting Millennium related to the acquisition by LyondellBasell Industries, and $73 million related to a settlement under the tax sharing agreement between Lyondell Chemical Company and Millennium.

5.       Discontinued Operations

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.       Discontinued Operations – (Continued)

The following represent the elements of cash flow for the nine-month predecessor period ended September 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

Amounts included in income from discontinued operations are summarized as follows:
Predecessor
Millions of dollars	For the nine months ended September 30, 2007
Sales and other operating revenues	$514
Gain on sale of discontinued operations	$337
Income from discontinued operations	18
Provision for income taxes	58
Income from discontinued operations, net of tax	$297

The provision for income taxes in the nine months ended September 30, 2007 primarily reflects the effect of a higher tax basis in the stock of a subsidiary included in the sale, which resulted in a lower taxable gain.  Income taxes payable related to the sale were $48 million.

The settlement in the third quarter of 2008 of the inorganic chemicals business working capital at the closing date resulted in a $10 million write off of accounts receivable with a corresponding decrease in additional paid in capital.

On November 13, 2008, the Company received a Notice of Claims from the purchaser of the inorganic chemicals business alleging several breaches of representations and warranties contained in the sales and purchase agreement.  The Company is evaluating the claim which is subject to mandatory arbitration.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.       Related Party Transactions

Notes Payable to Lyondell Chemical Company—Effective December 2007, a subsidiary of Millennium and a subsidiary of Lyondell entered into two loan agreements.  Under one of the loan agreements, Millennium’s subsidiary may borrow from and, under the other loan agreement, Millennium’s subsidiary may make advances to, the Lyondell subsidiary for amounts up to and not exceeding $2,000 million.  The loans, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 4%, mature in 2012.  Accrued interest may, at the option of the parties, be added to the outstanding principal amount of the note.  At December 31, 2007, these loans were not utilized.  On September 1, 2008, Millennium and Lyondell terminated these loan agreements and transferred the amounts outstanding under the loans to a new intercompany account agreement.  Under the new agreement, Millennium may deposit excess cash balances with Lyondell and have access to uncommitted revolving lines of credit in excess of deposits.  Deposits bear interest at the London Interbank Offered Rate (“LIBOR”) 1 month rate for the U.S. dollar (“LIBOR 1 month rate for USD”) minus fifteen basis points and borrowings under the lines of credit bear interest at the LIBOR 1 month rate for USD plus 350 basis points.  The initial term of the agreement extends one year and will automatically renew unless a notice of termination is provided by either party.  At September 30, 2008, the balance outstanding under this agreement was $22 million and is reflected in the Consolidated Balance Sheets as notes payable to related party.

Notes Receivable from Equistar—In 2007, Millennium and Equistar entered into loan agreements permitting Equistar to borrow up to $600 million from Millennium.  In connection with the acquisition of Lyondell by LyondellBasell Industries (see Note 4), the maturity of the notes was extended to February 16, 2008 from December 21, 2007, or earlier upon demand.  The notes bore interest, which was due quarterly, at the London Interbank Offered Rate LIBOR plus 1.75%.  The balance of the notes outstanding at December 31, 2007 of $80 million was collected in January 2008.

Tax Sharing Agreement with Lyondell Chemical Company—As of September 30, 2008, a settlement of $73 million was made under the tax sharing agreement with Lyondell Chemical Company.

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

As a result of the acquisition of Lyondell by LyondellBasell Industries on December 20, 2007, Equistar’s assets and liabilities were revalued to reflect the values assigned in LyondellBasell Industries’ accounting for the purchase of Lyondell, resulting in a new basis of accounting.  In addition, Equistar has recognized in its financial statements $17,625 million of debt at September 30, 2008 for which it is not the primary obligor but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell, and $203 million of related unamortized debt issuance costs at September 30, 2008.

Millennium’s pro rata share of Equistar’s push-down debt exceeded the carrying value of its investment in Equistar at December 20, 2007; therefore, Millennium reduced to zero the carrying value of its investment.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.       Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar follows:

Millions of dollars	September 30,	December 31,
BALANCE SHEETS	2008	2007
Total current assets	$1,896	$2,012
Notes receivable – related party	416	785
Property, plant and equipment, net	5,057	5,304
Goodwill	639	750
Debt issuance costs on push-down debt	203	334
Investments and other assets, net	885	887
Total assets	$9,096	$10,072
Current maturities of long-term debt:
Push-down debt	$143	$146
Debt of Equistar	- -	27
Related party borrowings:
Notes payable	101	80
Push-down debt	751	717
Other current liabilities	962	1,461
Long-term debt:
Push down debt	16,731	16,829
Debt of Equistar	130	129
Other liabilities and deferred revenues	269	295
Partners’ deficit	(9,991)	(9,612)
Total liabilities and partners’ deficit	$9,096	$10,072

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
STATEMENTS OF INCOME
Sales and other operating revenues	$3,975	$3,464	$11,932	$9,867
Cost of sales	3,806	3,314	12,075	9,414
Selling, general and administrative expenses	53	71	182	202
Research and development expenses	7	10	23	28
Operating income (loss)	109	69	(348)	223
Interest expense, net	(381)	(47)	(1,134)	(150)
Other income (expense), net	1	- -	(1)	(32)
Net income (loss)	$(271)	$22	$(1,483)	$41

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.       Accounts Receivable

Millennium had trade accounts receivable balances of $109 million and $106 million as of September 30, 2008 and December 31, 2007, respectively.  These balances were net of an allowance for doubtful accounts of $1 million at September 30, 2008 and at December 31, 2007.

9.       Inventories

Inventories consisted of the following components:

	September 30,	December 31,
Millions of dollars	2008	2007
Finished goods	$72	$65
Work-in-process	23	21
Raw materials	4	3
Materials and supplies	12	15
Total inventories	$111	$104

10.           Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	September 30,	December 31,
Millions of dollars	2008	2007
Land	$11	$11
Manufacturing facilities and equipment	297	291
Construction in progress	28	23
Total property, plant and equipment	336	325
Less accumulated depreciation	(29)	(1)
Property, plant and equipment, net	$307	$324

Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Property, plant and equipment	$9	$5	$28	$19
Other	3	1	10	4
Total depreciation and amortization	$12	$6	$38	$23

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.           Accounts Payable

Accounts payable at September 30, 2008 and December 31, 2007 included liabilities in the amounts of $1 million and $3 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

12.           Long-Term Debt

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recorded $350 million of push-down debt for which it is not the primary obligor, but which it has guaranteed, and which was used by LyondellBasell Industries in the acquisition of Lyondell (see Notes 1 and 4).  The balance outstanding at September 30, 2008 related to push-down debt was $308 million.

Long-term debt under which Millennium is the primary obligor consisted of the following:

Millions of dollars	September 30, 2008	December 31, 2007
Senior Debentures due 2026, 7.625% ($69 million of discount)	$172	$170
Convertible Senior Debentures due 2023, 4%	- -	158
Total	172	328
Less current maturities	- -	(158)
Total long-term debt, net	$172	$170

Millennium is a guarantor of certain debt borrowed by Lyondell under the LyondellBasell Industries Senior Secured Credit Facility, including $1,447 million and $7,427 million, respectively, under the term loan A and B facilities and certain LyondellBasell Industries debt, including an $8,000 million Interim Loan, the Basell Group’s 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million), and amounts borrowed by the Basell Group under the Senior Secured Credit Facility, consisting of $482 million borrowed under term loan A and €1,290 million ($1,849 million) under term loan B as well as amounts borrowed by Lyondell or the Basell Group under the $1,000 million revolving credit facility under which $860 million was outstanding at September 30, 2008.  Millennium is also a guarantor for amounts borrowed under the Senior Secured Inventory-Based Credit Facility by Lyondell and a U.S.-based subsidiary of the Basell Group. At September 30, 2008, borrowings of $1,293 million were outstanding under the Senior Secured Inventory-Based Credit Facility; $1,163 million on the part of Lyondell and $130 million on the part of the Basell Group.  Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture governing Millennium’s 7.625% Senior Debentures due 2026.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.           Long-Term Debt – (Continued)

Debt Agreement Amendments—Under the terms of the financing for the Lyondell acquisition, the joint lead arrangers (“JLAs”) retained the right to flex certain provisions of the financing, including pricing and the reallocation and retranching of the Term Loans.  Effective April 30, 2008, the JLAs exercised the price flex provisions and, in conjunction with the exercise, the Senior Secured Credit Facility was amended to (i) convert each of the U.S. Tranche B Dollar Term Loan and the German Tranche B Euro Term Loan into three separate tranches, some of which tranches are subject to a prepayment penalty, (ii) increase interest rates and fee rates by 0.5%, (iii) establish a LIBOR floor of 3.25% on the U.S. Tranche B Dollar Term Loan, (iv) modify certain debt covenants, including increasing a general debt basket from $750 million to $1,000 million, eliminating an interest rate hedging requirement, increasing the asset backed facility basket by $500 million, and adding a covenant prohibiting reduction of aggregate commitments under the Revolving Credit Facility with Access Industries before its initial maturity, (v) amend the calculation of Consolidated EBITDA, as defined, for the purpose of determining compliance with the debt requirements, to reflect adjustments for 2007 cost of sales in accordance with FIFO inventory accounting, and (vi) make other changes, including technical and typographical corrections.

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.  Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

Interim Loan—The Interim Loan, together with proceeds of other borrowings, was used to finance the acquisition of Lyondell.  If not repaid or exchanged, prior to the 12 months tenure, the Interim Loan converts to an extended senior secured loan in December 2008 and is due June 2015.  Prior to giving effect to the amendments discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain rating declines) (the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputed, the JLAs (as defined below) had attempted to increase the applicable rate under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries had been paying 12% interest, which was approximately 4% higher than the applicable rate under the Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries had protested the higher rate of interest and had reserved its right to recover any such amounts based upon a determination that the JLAs' attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.           Long-Term Debt – (Continued)

On October 17, 2008, the agreement governing the Interim Loan was amended and restated.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

The economic impact of the interest rates applicable to the retranched loans is effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice given on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.           Long-Term Debt – (Continued)

In May 2008, an affiliate of Access Industries, which indirectly owns LyondellBasell Industries, entered into a swap, with one of the JLAs based on a notional amount of $1.6 billion of the Interim Loan.  Under the swap, Access will receive a single payment at maturity determined with reference to the payments made by LyondellBasell Industries on the Interim Loan prior to maturity.  Access’s obligations under the swap are partly collateralized with collateral posted by Access Industries or its affiliates (excluding LyondellBasell Industries and it subsidiaries). Neither LyondellBasell Industries nor its affiliates, including Equistar and Millennium, are a party to this transaction.

Other—During the nine months ended September 30, 2008, Millennium repaid the $158 million of its 4% Convertible Senior Debentures due 2023.

Amortization of debt discounts and debt issuance costs resulted in expenses of less than $1 million for each of the three month periods ended September 30, 2008 and 2007 and resulted in expenses of $2 million and less than $1 million, respectively, for each of the nine month periods ended September 30, 2008 and 2007, which are included in interest expense in the Consolidated Statements of Income.  Amounts related to push-down debt are included in “Interest Expense on push-down debt” in the Consolidated Statements of Income for the three and nine months ended September 30, 2008.

Effects of a breach—A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium could be forced into bankruptcy or liquidation.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.           Pension and Other Postretirement Benefits

Net periodic pension benefits for continuing operations included the following cost components:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Service cost	$1	$ - -	$2	$2
Interest cost	8	6	24	22
Expected return on plan assets	(10)	(10)	(29)	(28)
Amortization	- -	5	- -	9
Net periodic pension benefit cost (benefit)	$(1)	$1	$(3)	$5

Net periodic other postretirement benefits costs were less than $1 million and $1 million, respectively, in the three- and nine-month periods ended September 30, 2008 and were net credits of $2 million and $3 million, respectively, in the three- and nine-month periods ended September 30, 2007.

Since December 31, 2007, the financial markets have experienced significant turmoil including declines in asset values and increases in corporate bond yields.  Millennium’s pension plans, which are remeasured annually at December 31 and, absent changes in financial market conditions, are subject to decreases in plan asset values and increases in discount rates.

14.           Commitments and Contingencies

Environmental Remediation—Millennium’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $174 million and $181 million as of September 30, 2008 and December 31, 2007, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Millennium to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Millennium’s accrued environmental liability for the nine months ended September 30:

	Successor	Predecessor
Millions of dollars	2008	2007
Balance at January 1	$181	$148
Additional accruals	- -	12
Amounts paid	(12)	(12)
Adjustments to purchase price allocation	5	- -
Balance at September 30	$174	$148

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.           Commitments and Contingencies – (Continued)

The liabilities for individual sites range from less than $1 million to $137 million.  The $137 million liability relates to the Kalamazoo River Superfund Site.

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

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.  As these discussions have continued, Millennium has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of September 30, 2008.  Management’s best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued based on the KRSG study.

As of September 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.  At September 30, 2008, the balance of the liability related to the river was $92 million.

In addition, Millennium has recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2008, the balance of the liability was $45 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.           Commitments and Contingencies – (Continued)

The balance, at September 30, 2008, of remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $37 million.

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

Guarantees—In addition to debt guarantees disclosed in Note 12, Millennium continues to guarantee certain obligations related to the sold inorganic chemicals business until such time as the buyer completes certain procedures to replace Millennium as guarantor.  The guarantees, principally with respect to the lease of research facilities, have a total potential obligation of approximately $31 million over their remaining term.  Millennium does not expect that any payments will be required under these guarantees.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.           Commitments and Contingencies – (Continued)

Indemnification—Millennium and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc, and Equistar and its owner companies (including Millennium) entered into indemnification arrangements in connection with the formation of Equistar.  Pursuant to these arrangements, Millennium and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of September 30, 2008, Millennium has not accrued any significant amounts for such indemnification obligations.  Millennium cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.           Comprehensive Income

The components of comprehensive income were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2008	2007	2008	2007
Net income (loss)	$(3)	$9	$17	$290
Other comprehensive income (loss), net of tax:
Continuing operations:
Amortization of actuarial and investment loss included in net periodic pension cost	- -	1	- -	4
Discontinued operations:
Foreign currency translation	- -	- -	- -	16
Amortization of actuarial and investment loss included in net periodic pension cost	- -	- -	- -	2
Sale of discontinued operations	- -	- -	- -	(63)
Total other comprehensive income (loss)	- -	1	- -	(41)
Comprehensive income	$(3)	$10	$17	$249

16.           Segment and Related Information

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 5) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Chemicals	Other		Total
Successor
For the three months ended September 30, 2008
Sales and other operating revenues	$188	$	- -	$188
Operating income (loss)	11		(3)	8
Income from equity investment in Equistar before effects of push-down debt	23		- -	23

Predecessor
For the three months ended September 30, 2007
Sales and other operating revenues	$162	$	- -	$162
Operating income (loss)	21		(11)	10
Income from equity investment	6		- -	6

Successor
For the nine months ended September 30, 2008
Sales and other operating revenues	$587	$	- -	$587
Operating income (loss)	76		(11)	65
Loss from equity investment in Equistar before effects of push-down debt	(73)		- -	(73)

Predecessor
For the nine months ended September 30, 2007
Sales and other operating revenues	$471		$4	$475
Operating income (loss)	62		(39)	23
Income from equity investment	12		- -	12

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

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.           Supplemental Guarantor Information

Millennium America Inc. (“Millennium America”), a 100% owned indirect subsidiary of Millennium, is a holding company for all of Millennium’s continuing and, prior to May 15, 2007, discontinued operating subsidiaries other than its discontinued operations in the United Kingdom, France, Brazil and Australia.  Millennium America is the issuer of the 7.625% Senior Debentures.  Millennium was the issuer of the 4% Convertible Senior Debentures, which were completely repaid during the first nine months of 2008.  Millennium America fully and unconditionally guaranteed all obligations under the 4% Convertible Senior Debentures, while outstanding.  The 7.625% Senior Debentures are fully and unconditionally guaranteed by Millennium.  The following condensed consolidating financial information presents supplemental information for Millennium Chemicals Inc., the parent, and Millennium America as of September 30, 2008 and December 31, 2007 and for the three- and nine-month periods ended September 30, 2008 and 2007.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of September 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Inventories	$	- -	$	- -	$111	$	- -	$111
Other current assets		- -		- -	160		- -	160
Property, plant and equipment, net		- -		- -	307		- -	307
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -	1,579		- -	1,579
Effect of push-down debt		- -		- -	(1,579)		- -	(1,579)
Net investment in Equistar Chemicals, LP		- -		- -	- -		- -	- -
Other investments and long-term receivables		17		324	16		(341)	16
Other assets, net		2		- -	174		- -	176
Due from parent and affiliates, net		- -		259	- -		(259)	- -
Total assets		$19		$583	$768		$(600)	$770
Notes payable to related party	$	- -	$	- -	$22	$	- -	$22
Other current liabilities		- -		7	146		- -	153
Long-term debt:
Push-down		308		308	- -		(308)	308
Debt of Millennium		- -		172	- -		- -	172
Other liabilities		- -		- -	228		- -	228
Deferred income taxes		- -		- -	256		- -	256
Due to parent and affiliates, net		87		- -	172		(259)	- -
Total liabilities		395		487	824		(567)	1,139
Minority interest		- -		- -	7		- -	7
Total stockholder’s equity (deficit)		(376)		96	(63)		(33)	(376)
Total liabilities and stockholder’s equity		$19		$583	$768		$(600)	$770

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of December 31, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Inventories	$	- -	$	- -	$104	$	- -	$104
Notes receivable from related party		80		- -	- -		- -	80
Other current assets		3		24	229		- -	256
Property, plant and equipment, net		- -		- -	324		- -	324
Investment in Equistar Chemicals, LP:
Prior to push-down debt		- -		- -	1,652		- -	1,652
Effect of push-down debt		- -		- -	(1,652)		- -	(1,652)
Net investment in Equistar Chemicals, LP		- -		- -	- -		- -	- -
Other investments and long-term receivables		68		355	16		(423)	16
Other assets, net		2		1	176		- -	179
Due from parent and affiliates, net		- -		163	- -		(163)	- -
Total assets		$153		$543	$849		$(586)	$959
Current maturities of long-term debt		$44	$	- -	$114	$	- -	$158
Other current liabilities		115		2	64		- -	181
Long-term debt:
Push-down		350		350	- -		(350)	350
Debt of Millennium		- -		170	- -		- -	170
Other liabilities		- -		- -	238		- -	238
Deferred income taxes		- -		- -	221		- -	221
Due to parent and affiliates, net		10		- -	153		(163)	- -
Total liabilities		519		522	790		(513)	1,318
Minority interest		- -		- -	7		- -	7
Total stockholder’s equity (deficit)		(366)		21	52		(73)	(366)
Total liabilities and stockholder’s equity		$153		$543	$849		$(586)	$959

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
Successor
For the Three Months Ended September 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$188	$	- -	$188
Cost of sales		- -		- -	172		- -	172
Selling, general and administrative expenses		- -		- -	7		- -	7
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	8		- -	8
Interest expense:
Interest expense on push-down debt		(6)		(6)	- -		6	(6)
Related parties		(1)		27	(28)		1	(1)
Millennium debt		- -		(6)	- -		- -	(6)
Interest income		- -		- -	- -		- -	- -
Other expense		- -		- -	(1)		- -	(1)
Income from equity investment in Equistar Chemicals, LP		- -		- -	23		- -	23
Effect of push-down debt on income from equity investment in Equistar Chemicals, LP		- -		- -	(23)		- -	(23)
Equity in income of subsidiaries		(2)		(1)	- -		3	- -
Benefit from (provision for) income taxes		6		(9)	6		- -	3
Net income (loss)		$(3)		$5	$(15)		$10	$(3)

STATEMENT OF INCOME
Predecessor
For the Three Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$162	$	- -	$162
Cost of sales		- -		- -	136		- -	136
Selling, general and administrative expenses		- -		- -	15		- -	15
Research and development expenses		- -		- -	1		- -	1
Operating income		- -		- -	10		- -	10
Interest income (expense), net		(1)		(4)	10		- -	5
Interest income (expense), net – related party		3		32	(35)		- -	- -
Income from equity investment in Equistar Chemicals, LP		- -		- -	6		- -	6
Equity in income of subsidiaries		44		14	- -		(58)	- -
Other income (expense), net		(57)		30	28		- -	1
Benefit from (provision for) income taxes		20		(22)	(11)		- -	(13)
Net income		$9		$50	$8		$(58)	$9

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
Successor
For the Nine Months Ended September 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$587	$	- -	$587
Cost of sales		- -		- -	495		- -	495
Selling, general and administrative expenses		- -		- -	25		- -	25
Research and development expenses		- -		- -	2		- -	2
Operating income		- -		- -	65		- -	65
Interest expense:
Interest expense on push-down debt		(21)		(21)	- -		21	(21)
Related parties		(1)		81	(83)		1	(2)
Millennium debt		- -		(18)	- -		- -	(18)
Interest income		- -		- -	1		- -	1
Other income		- -		- -	1		- -	1
Loss from equity investment in Equistar Chemicals, LP		- -		- -	(73)		- -	(73)
Effect of push-down debt on loss from equity investment in Equistar Chemicals, LP		- -		- -	73		- -	73
Equity in income of subsidiaries		32		10	- -		(42)	- -
Benefit from (provision for) income taxes		7		(15)	(1)		- -	(9)
Net income (loss)		$17		$37	$(17)		$(20)	$17

STATEMENT OF INCOME
Predecessor
For the Nine Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Sales and other operating revenues	$	- -	$	- -	$475	$	- -	$475
Cost of sales		- -		- -	400		- -	400
Selling, general and administrative expenses		- -		- -	49		- -	49
Research and development expenses		- -		- -	3		- -	3
Operating income		- -		- -	23		- -	23
Interest income (expense), net		(4)		(28)	6		- -	(26)
Interest income (expense), net – related party		3		88	(91)		- -	- -
Other income (expense), net		(57)		13	29		- -	(15)
Income from equity investment in Equistar Chemicals, LP		- -		- -	12		- -	12
Equity in income of subsidiaries		328		887	- -		(1,215)	- -
Benefit from (provision for) income taxes		20		(27)	6		- -	(1)
Income from discontinued operations, net of tax		- -		- -	297		- -	297
Net income		$290		$933	$282		$(1,215)	$290

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Successor
For the Nine Months Ended September 30, 2008
Millions of dollars	Millennium Chemicals Inc.		Millennium America Inc.		Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities – continuing operations		$75		$(46)	$(3)	$	- -	$26

Collection of related party notes receivable		80		- -	- -		- -	80
Expenditures for property, plant and equipment		- -		- -	(9)		- -	(9)
Proceeds from sales of assets		- -		- -	16		- -	16
Other		- -		- -	(5)		- -	(5)
Net cash provided by investing activities – continuing operations		80		- -	2		- -	82

Repayment of long-term debt		(158)		- -	- -		- -	(158)
Proceeds from related party notes payable		- -		22	- -		- -	22
Other		- -		- -	(1)		- -	(1)
Net cash provided by(used in) financing activities – continuing operations		(158)		22	(1)		- -	(137)
Decrease in cash and cash equivalents		(3)		(24)	(2)		- -	(29)
Cash and cash equivalents at beginning of period		3		24	24		- -	51
Cash and cash equivalents at end of period	$	- -	$	- -	$22	$	- -	$22

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
Predecessor
For the Nine Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Net cash provided by (used in) operating activities – continuing operations	$208	$(300)	$16	$	- -	$(76)
Net cash used in operating activities – discontinued operations	- -	- -	(120)		- -	(120)
Net cash provided by (used in) operating activities	208	(300)	(104)		- -	(196)

Advances under related party loan agreements	(200)	(315)	- -		- -	(515)
Expenditures for property, plant and equipment	- -	- -	(12)		- -	(12)
Payments to discontinued operations	- -	- -	(104)		- -	(104)
Distributions from affiliates in excess of earnings	- -	- -	18		- -	18
Other	- -	- -	3		- -	3
Net cash used in investing activities – continuing operations	(200)	(315)	(95)		- -	(610)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	- -	1,089		- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	- -	89		- -	89
Net cash provided by (used in) investing activities	(200)	(315)	1,083		- -	568

MILLENNIUM CHEMICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS ―(Continued)
Predecessor
For the Nine Months Ended September 30, 2007
Millions of dollars	Millennium Chemicals Inc.	Millennium America Inc.	Non-Guarantor Subsidiaries	Eliminations		Millennium Chemicals Inc. and Subsidiaries
Repayment of long-term debt	- -	(390)	- -		- -	(390)
Proceeds from related party notes payable	(4)	952	(948)		- -	- -
Other	- -	- -	1		- -	1
Net cash provided by (used in) financing activities – continuing operations	(4)	562	(947)		- -	(389)
Debt required to be repaid upon sale of discontinued operations	- -	- -	(99)		- -	(99)
Other net cash provided by financing activities – discontinued operations	- -	- -	23		- -	23
Net cash provided by (used in) financing activities	(4)	562	(1,023)		- -	(465)
Effect of exchange rate changes on cash	- -	- -	1		- -	1
Increase (decrease) in cash and cash equivalents	4	(53)	(43)		- -	(92)
Cash and cash equivalents at beginning of period	- -	62	59		- -	121
Cash and cash equivalents at end of period	$4	$9	$16	$	- -	$29

18.             Subsequent Event

As part of LyondellBasell Industries’ efforts to reduce fixed costs and respond to significant market volatility, LyondellBasell Industries has determined that it is necessary to pursue a reorganization which will decrease the size of the top levels of LyondellBasell Industries, including Millennium, and streamline the remaining levels.  The program is expected to result in approximately a 15 percent reduction in the total workforce with potential impacts on production and office facilities in every region, aside from the fastest-growing areas, over the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  Millennium expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs, associated with the potential impacts to Millennium’s assets,as incurred.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Millennium Chemicals Inc., together with its consolidated subsidiaries (collectively, “Millennium”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Millennium has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2008 operating results to second quarter 2008 operating results.  Millennium’s acetyls business and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

The consolidated statement of income for the three and nine months ended September 30, 2008 reflects post-acquisition depreciation and amortization expense based on the new value of the related assets and interest expense that resulted from the debt used to finance the acquisition; therefore, the financial information for the periods prior to and subsequent to the acquisition on December 20, 2007 is not generally comparable.  To indicate the application of a different basis of accounting for the period subsequent to the acquisition, the 2007 financial information presents separately the period prior to the acquisition (“Predecessor”) and the period after the acquisition (“Successor”).

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

Millennium’s third quarter 2008 operating results were negatively affected by the impacts of unplanned outages related to Hurricane Ike, which resulted in lost production and higher costs during the third quarter 2008.  During September 2008, Millennium suspended chemical operations at its U.S. Gulf Coast plant as a result of the hurricane.

Acetyls markets were stronger in the first nine months of 2008 compared to the same period in 2007.  As a result, Millennium’s acetyls products benefited from higher prices and margins, particularly for methanol, in the third quarter and first nine months of 2008 compared to the same periods in 2007.  Fragrance and flavors products continued to show steady performance in the 2008 and 2007 periods.

Equistar’s third quarter 2008 operating results were negatively affected by the impacts of unplanned outages related to Hurricane Ike, which resulted in lost production and higher costs.  During September 2008, Equistar suspended chemical operations at almost all of its U.S. Gulf Coast plants as a result of the hurricane.

In addition to the negative effects of the hurricane, Equistar experienced lower profitability during the first nine months of 2008 compared to the same periods in 2007 as significantly higher average raw material costs outpaced sales price increases.  Equistar’s operating results in the third quarter and first nine months of 2008, compared to the same periods in 2007, reflected the effects of lower product margins in both the chemicals and polymers segments.   Equistar’s results of operations are reviewed below on a 100% basis.

RESULTS OF OPERATIONS

Revenues—Millennium’s revenues of $188 million in the third quarter 2008 were 16% higher compared to revenues of $162 million in the third quarter 2007, and revenues of $587 million in the first nine months of 2008 were 24% higher compared to revenues of $475 million in the first nine months of 2007 primarily due to the effect of higher average sales prices for VAM and methanol, partially offset by the effect of lower sales volumes.

Cost of Sales—Cost of sales of $172 million was 26% higher in the third quarter 2008 compared to $136 million in the third quarter 2007, and cost of sales of $495 million was 24% higher in the first nine months of 2008 compared to $400 million in the first nine months of 2007, primarily due to higher raw material costs.

SG&A Expenses—SG&A expenses were $7 million in the third quarter 2008 compared to $15 million in the third quarter 2007, while SG&A expenses were $25 million in the first nine months of 2008 compared to $49 million in the first nine months of 2007.  The decrease in the third quarter 2008 was primarily due to lower employee benefit costs and lower legal expenses in the third quarter 2008 compared to the same period in 2007.  The decrease in the first nine months was primarily due to lower provisions for estimated environmental remediation costs and lower employee benefit costs in the 2008 period.

Operating Income—Millennium had operating income of $8 million in the third quarter 2008 compared to $10 million in the third quarter 2007.  The decrease was primarily due to lower sales volumes and product margins. Operating income was $65 million in the first nine months of 2008 compared to operating income of $23 million in the first nine months of 2007, primarily related to higher product margins.

Interest Expense—Interest expense, including related party interest expense, interest expense on push-down debt and interest on Millennium’s debt was $13 million in the third quarter 2008 compared to $5 million in the third quarter 2007 and $41 million in the first nine months of 2008 compared to $43 million in the first nine months of 2007.  Interest on push-down debt contributed to the increase in interest expense in the third quarter 2008 and substantially offset a decrease in the nine months of 2008 related to the repayment of $150 million of principal amount of debt.

Other Income (Expense), Net—Millennium had other expense, net, of $1 million in the third quarter 2008 compared to other income, net, of $1 million in the third quarter 2007 and other income, net, of $1 million for the first nine months of 2008 compared to other expense, net, of $15 million for the nine months of 2007.  The first nine months of 2007 included $14 million of debt repayment premiums.

Income Taxes—Millennium had a $9 million provision for income taxes in the nine months ended September 30, 2008 on pretax income of $26 million.  The income tax provision for the nine months ended September 30, 2007 was $1 million on a loss before income taxes of $6 million, reflecting the negative effect of a change in estimate for prior year tax items, which was partially offset by a $2 million benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.

Income (loss) from Equity Investment in Equistar—Millennium’s equity investment in Equistar, excluding the effect of Millennium’s share of Equistar’s push-down debt, resulted in income of $23 million in the third quarter 2008 compared to income of $6 million in the third quarter 2007, and a loss of $73 million in the first nine months of 2008 compared to income of $12 million for the same period of 2007.  As a result of push-down debt, Millennium’s earnings from its equity investment in Equistar for the three and nine month periods ended September 30, 2008 were reduced to zero.  Equistar’s operating results are reviewed further in the discussion of Equity Investment in Equistar below.

Income from Continuing Operations—Millennium’s loss from continuing operations was $3 million in the third quarter 2008 compared to income from continuing operations of $9 million in the third quarter 2007 and income from continuing operations of $17 million in the first nine months of 2008 compared to a loss from continuing operations of $7 million in the first nine months of 2007.  The decrease in the third quarter 2008 compared to the third quarter 2007 was primarily due to lower equity earnings from Millennium’s investment in Equistar and higher interest expense, partially offset by lower interest income due to the repayment of the note receivable due from Equistar.  The increase in the first nine months of 2008 was primarily due to higher operating income resulting from improved acetyls product margins, which was partially offset by lower interest income.

Third Quarter 2008 versus Second Quarter 2008

Millennium’s loss from continuing operations was $3 million in the third quarter 2008 compared to income from continuing operations of $3 million in the second quarter 2008.  The decrease in profitability was primarily due to lower sales volumes compared to a strong second quarter 2008 and the effect of higher-priced product sold from inventory.

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

On May 15, 2007, Millennium completed the sale of its worldwide inorganic chemicals business (see Note 5) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

The following table reflects summarized financial information for Millennium’s chemicals segment.  Other operating loss includes income and expense not identified with the chemicals business, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For nine the months ended
	September 30,		September 30,
	2008	2007	2008	2007
Millions of dollars
Sales and other operating revenues:
Chemicals	$188	$162	$587	$471
Other	- -	- -	- -	4

Operating income (loss):
Chemicals	11	21	76	62
Other	(3)	(11)	(11)	(39)

Income (loss) from equity investment in
Equistar before effects of push-down debt	23	6	(73)	12

Sales volumes, in millions
Acetyls:
Vinyl Acetate Monomer (VAM) (pounds)	126	159	431	481
Acetic acid (pounds)	149	154	463	481
Methanol (gallons)	18	9	52	31

Chemicals Segment

Revenues—Chemicals segment revenues of $188 million in the third quarter 2008 were 16% higher compared to revenues of $162 million in the third quarter 2007, while revenues of $587 million in the first nine months of 2008 were 25% higher compared to revenues of $471 million in the first nine months of 2007.  The increase in the third quarter and first nine months of 2008 was primarily due to the effects of higher average sales prices for VAM and methanol, partially offset by the effect of lower sales volumes.

Operating Income—The chemicals segment had operating income of $11 million in the third quarter 2008 compared to $21 million in the third quarter 2007 and operating income of $76 million in the nine months ended September 30, 2008 compared to $62 million in the same period of 2007.  The $10 million decrease in the third quarter 2008 was primarily due to lower sales volumes of VAM and higher raw material costs for methanol and VAM partially offset by the effect of higher sales prices for methanol and VAM.  The $14 million improvement in the first nine months of 2008 was primarily due to higher product margins for methanol and VAM.

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

The third quarter 2008 was marked by a number of significant events, including slowing world economic growth, decreasing crude oil prices, two U.S. Gulf Coast hurricanes and a crisis in global financial markets.  The U.S. Gulf Coast hurricanes, Gustav and Ike, disrupted Gulf Coast chemical industry operations during late August and mid-September 2008, resulting in a significant loss of third quarter 2008 North American industry production.  Underlying operating results reflected the crude oil price decrease, which led to lower prices for crude oil-related raw materials used in the production of chemical products.  Although they decreased during the third quarter 2008, crude oil prices averaged higher compared to the third quarter 2007.

In the first nine months of 2008 compared to the same period in 2007, record high prices for crude oil and higher prices for natural gas liquids contributed to higher raw material costs for chemical producers, putting pressure on chemical product margins, particularly ethylene.  Chemicals and polymers markets generally experienced some weakening of demand during the 2008 period.

Equistar’s third quarter 2008 operating results were negatively affected by the impacts of unplanned outages related to Hurricane Ike, which resulted in lost production and higher costs.  During September 2008, Equistar suspended chemical operations at a majority of its U.S. Gulf Coast plants as a result of the hurricane.

In addition to the negative effects of the hurricane, Equistar experienced lower profitability during the first nine months of 2008 compared to the same periods in 2007 as significantly higher raw material costs outpaced sales price increases.  Equistar’s operating results in the third quarter and first nine months of 2008, compared to the same periods in 2007, reflected the effects of lower product margins in both the chemicals and polymers segments.  Equistar’s results of operations are reviewed below on a 100% basis.

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

Equistar has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.  However, this ability is limited and, in the first nine months of 2008, was not sufficient to offset the significant differential increase in the price of liquids versus NGLs and the failure of co-product price increases to offset this differential increase.  During the third quarter 2008, the price differential between liquids and NGLs decreased as crude oil prices began to decline, making liquids more competitive.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three- and nine-month periods, as well as benchmark U.S. sales prices for ethylene, propylene, benzene and HDPE, which Equistar produces and sells.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.

	Average Benchmark Price
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Crude oil – dollars per barrel	117.83	75.40	113.24	66.09
Natural gas – dollars per million BTUs	9.28	6.19	9.46	6.67
NWE Naphtha – dollars per barrel	109.72	74.97	106.50	70.35
Weighted average cost of ethylene production – cents per pound	52.22	38.73	52.36	33.80
Ethylene – cents per pound	68.00	50.17	64.94	44.94
Propylene – cents per pound	76.83	50.83	68.22	47.96
Benzene – cents per gallon	436.00	355.00	399.67	367.56
HDPE – cents per pound	100.67	76.00	92.44	69.89

While the increases in natural gas prices were not as dramatic as those of crude oil, NGL prices were significantly higher during the third quarter and first nine months of 2008 compared to the same periods in 2007.  These increases were indicative of the pressure on Equistar’s raw material costs, primarily crude oil-based, but also NGL-based.

Revenues—Equistar’s revenues of $3,975 million in the third quarter 2008 were 15% higher compared to revenues of $3,464 million in the third quarter 2007, while the first nine months of 2008 revenues of $11,932 million were 21% higher compared to revenues of $9,867 million in the first nine months of 2007.  The higher revenues in the third quarter and first nine months of 2008 reflected the effects of higher average sales prices, partially offset by the effect of lower sales volumes, compared to the same periods in 2007.  As noted in the table above, benchmark sales prices in the third quarter 2008 averaged higher compared to the third quarter 2007.  Ethylene and derivative sales volumes in the third quarter 2008 were 18% lower, while ethylene co-product sales volumes were 25% lower and polymer sales volumes were 20% lower compared to the third quarter 2007.

Operating Income—Equistar had operating income of $109 million in the third quarter 2008 compared to operating income of $69 million in the third quarter 2007 and an operating loss of $348 million in the first nine months of 2008 compared to operating income of $223 million in the first nine months of 2007.  Operating income in the third quarter 2008 reflected an increase over the third quarter 2007 despite the $90 million estimated effect of lost production due to Hurricane Ike and related costs totaling $24 million, including a $7 million impairment of the carrying value of assets.  The operating loss in the first nine months of 2008 was primarily due to lower product margins as sales prices did not increase as rapidly as raw material costs compared to the same period in 2007 and the negative effect of Hurricane Ike.  In addition, depreciation and amortization expense increased by $64 million and $185 million in the third quarter and first nine months of 2008, respectively, as a result of the higher values assigned to Equistar’s assets in the acquisition.

Other

Other operations include Millennium’s unallocated operating expenses that are not identified with the reportable business segment, including certain of Millennium’s environmental remediation costs and employee-related costs from predecessor businesses.

Other operating losses were $3 million and $11 million in the third quarter 2008 and 2007, respectively, and $11 million and $39 million in the first nine months of 2008 and 2007, respectively.  The decreases in the third quarter and first nine months of 2008 reflected lower environmental and legal costs in the third quarter and first nine months of 2008 compared to the same 2007 periods.

FINANCIAL CONDITION

Operating Activities—Operating activities of continuing operations provided cash of $26 million in the first nine months of 2008 and used cash of $76 million in the first nine months of 2007.  The $102 million change primarily reflected the higher operating results in the first nine months of 2008, while the first nine months of 2007 included higher U.S. federal income tax payments.

Part of the third quarter 2008 decrease in liquidity reflected the negative effects of the hurricanes.  Other factors contributing to the decrease in liquidity included a general tightening of trade credit in the industry, the credit rating downgrade by S&P, and, as discussed further below, the volatility in the capital markets since mid-September 2008.

Operating activities of discontinued operations used cash of $120 million in the first nine months of 2007 primarily due to increases in working capital and lower operating results.

Investing Activities—Investing activities of continuing operations provided cash of $82 million in the first nine months of 2008 and used cash of $610 million in the first nine months of 2007.  The cash provided in the first nine months of 2008 primarily reflected an $80 million payment received from Equistar under revolving loan agreements executed in June 2007 and proceeds of $16 million related to the sale of catalyst.  The first nine months of 2007 included advances of $515 million to Equistar under revolving loan agreements and net payments to discontinued operations of $104 million.

As a result of financial difficulties experienced by major financial institutions beginning in the latter part of the third quarter of 2008, Millennium received notice that rights of redemption had been suspended with respect to a money market fund in which Millennium had invested approximately $5 million.  As of October 31, 2008, Millennium had received $3 million and has been advised that the additional redemptions are forthcoming.  As a result, Millennium has reclassified $5 million from cash and cash equivalents to short-term investments as of September 30, 2008.

Investing activities for the first nine months of 2007 also included the $1,089 million of cash proceeds from the sale of the worldwide inorganic chemicals business, which were used to reduce debt and for the above-noted advances to Equistar.

Investing activities of discontinued operations provided cash of $89 million in the first nine months of 2007.  Payments from Millennium’s continuing operations of $104 million were partially offset by capital expenditures of $15 million.

Financing Activities—Financing activities of Millennium’s continuing operations used cash of $137 million in the first nine months of 2008 and $389 million in the first nine months of 2007 primarily for debt repayment.  During the first nine months of 2008, Millennium repaid the remaining $158 million of its 4% Convertible Senior Debenture.  Also, during the first nine months of 2008, Millennium borrowed $22 million under an intercompany account agreement with Lyondell (see Note 6 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources—Subsequent to the acquisition of Lyondell, LyondellBasell Industries manages the cash and liquidity of Millennium and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility.  The majority of the operating subsidiaries of LyondellBasell Industries, including Millennium and Equistar, have provided guarantees or collateral for the debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion at September 30, 2008 that was used primarily to acquire Lyondell. Accordingly, Millennium's liquidity and capital resources are integrated with LyondellBasell Industries.

LyondellBasell Industries’ total liquidity, including cash on hand and unused availability under various liquidity facilities was $1,575 million at September, 30, 2008 compared to $2,856 million at June 30, 2008.  The primary factors for the decline in liquidity included:

•	The impacts of Hurricanes Ike and Gustav, which resulted in the temporary shutdown of 13 of LyondellBasell Industries’ 14 U.S. Gulf Coast plants.

•	The turnaround of the Houston refinery, which was extended by the collapse of a contractor company’s crane installed in preparation for the turnaround of a coker unit.

•
Inability to access $169 million of cash equivalents, which were reclassified as short term investments.  LyondellBasell Industries subsequently collected $89 million of this amount and expects the remainder to be forthcoming within the next 12 months.

•	Lower margins and a general decrease in demand for fuels, chemicals and polymers products, reflecting the present economic slowdown in a number of LyondellBasell Industries’ markets globally.

•
Payment of the working capital settlement of $373 million related to the Berre refinery acquisition, partly offset by the benefit of adding the Berre refinery and the Solvay Engineered Plastics business in 2008.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Millennium, operates.  LyondellBasell Industries’ markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, demand in major markets and spot prices for some of LyondellBasell Industries’ products have declined significantly.  In addition, demand for gasoline in North America has declined substantially compared to the third quarter of 2007, which in turn has reduced LyondellBasell Industries’ margins in its fuels business.  These conditions have also had a negative impact on trade credit available to LyondellBasell Industries and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on LyondellBasell Industries’ liquidity particularly in the first quarter when it historically has had significant operating cash flow requirements for annual compensation costs, property taxes, annual insurance premiums and annual rebate payments to customers. In addition, LyondellBasell has two key debt compliance ratios based on EBITDA that LyondellBasell Industries must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

LyondellBasell Industries is taking steps to reduce costs, working capital and discretionary capital spending, including the temporary idling of one of its U.S. Gulf Coast ethylene facilities, representing 11 percent of its U.S. olefins capacity, and reduction of operating rates of certain integrated cracker operations as well as adjusting operating rates at its polymers facilities globally to optimize working capital requirements. Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn. As part of this program, LyondellBasell Industries is evaluating all of its strategic options with respect to asset utilization, including possible sales or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  LyondellBasell Industries expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to LyondellBasell Industries’ assets as incurred.

LyondellBasell Industries believes that, with lower raw material costs, the post-hurricane restoration of substantially all of its U.S. Gulf Coast operations, the anticipated early December  2008 restart of the second coker unit at the Houston Refinery, reduced capital expenditures and the implementation of its cost reduction initiatives, conditions will be such that LyondellBasell Industries can comply with its debt covenants and that operating cash flows, together with availability under various liquidity facilities, will be adequate to meet anticipated future cash requirements, including scheduled debt service obligations, necessary capital expenditures and ongoing operations, for the foreseeable future.  However, should demand for its products be significantly below LyondellBasell Industries’ expectations, unplanned plant outages occur or product margins compress below expectations, whether because raw material prices return to the high levels experienced in the first part of 2008 or otherwise, LyondellBasell Industries’ cash flow could be lower than expected or negative.  While liquidity at the present time is adequate, a sustained lower-than-expected or negative cash flow could result in existing sources of liquidity not being adequate to fund operations and meet debt service requirements.  Failure to comply with quarterly debt covenants will result in a default under LyondellBasell Industries’ loan agreements.  See "Effects of Breach" below.

The consolidated financial statements of LyondellBasell Industries and Millennium have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At September 30, 2008, Millennium had $22 million of cash on hand.  Millennium has outstanding letters of credit of $7 million and related cash collateral of $1 million, which is included in “Other assets, net,” at September 30, 2008.  As of September 30, 2008, total debt, including current maturities, under which Millennium is the primary obligor, was $172 million.

As a result of the December 20, 2007 acquisition of Lyondell by LyondellBasell Industries, Millennium recognized in its financial statements, as of September 30, 2008, $308 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor, and reduced its investment in Equistar by $1,579 million to zero to reflect the push down to Equistar of debt of LyondellBasell Industries guaranteed by Equistar (see Notes 1, 7 and 12 to the Consolidated Financial Statements).  Millennium does not expect that it will be required to fund the push-down debt in the foreseeable future.

Historically, Millennium has financed its operations primarily through cash generated from its operations, cash distributions from Equistar, and debt financing.  Cash generated from operations is, to a large extent, dependent on economic, financial, competitive and other factors affecting Millennium’s businesses and the timing and amount of cash distributions from Equistar.  With the sale of the inorganic chemicals business, Millennium could become more reliant on cash distributions from Equistar.  The amount of cash distributions received from Equistar is affected by Equistar’s results of operations and current and expected future cash flow requirements.  Millennium received cash distributions of $30 million from Equistar in the first nine months of 2007 and none in the first nine months of 2008.

The major bond rating agencies have assigned a corporate rating to LyondellBasell Industries as a group relevant to such borrowings. Management believes this corporate rating is reflective of the inherent credit for Millennium, as well as for the group as a whole.

In August 2008, Standard & Poor’s Rating Services (“S&P”) lowered LyondellBasell Industries’ corporate rating to B from B+, citing weaker-than-expected earnings for the second quarter of 2008 and a more challenging business outlook for the coming quarters.  The S&P outlook for LyondellBasell Industries remains negative.  In May 2008, Moody’s Investors Service affirmed LyondellBasell Industries’ corporate rating at B1 and lowered its outlook for LyondellBasell Industries from stable to negative citing LyondellBasell Industries’ lower than expected operating results and the effect the current weakness in the U.S. olefins market may have on LyondellBasell Industries’ plan to substantially reduce debt.

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

As of September 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Interest rates may be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

Millennium’s liquidity may be negatively affected due to the effects of the current weak business conditions.  Illiquidity in global financial markets could also affect Millennium’s access to funds under its liquidity facilities.

The fair values of Millennium’s pension plans assets have decreased since December 31, 2007 as a result of significant turmoil in financial markets.  For additional information, see Note 13 to Millennium’s Consolidated Financial Statements.  Further declines in the fair values of the pension plans assets could require additional payments by Equistar in order to maintain specified funding levels.

Capital Markets—The recent volatility in global financial markets has created a considerable amount of uncertainty as major financial institutions undergo financial difficulties.  Millennium is monitoring its positions with these institutions and taking steps to minimize its exposure to potential loss.

Millennium makes short-term investments in money market funds.  In September 2008, Millennium received notice that the rights of redemption had been suspended with respect to a money market fund in which Millennium had invested approximately $5 million.  As of October 31, 2008, Millennium had received $3 million and has been advised that additional redemptions are forthcoming.  As a result, in September 2008 Millennium reclassified $5 million from cash and cash equivalents to short term investments as of September 30, 2008.  Other short-term investments have been moved into Treasury Money Market Funds to minimize potential loss exposure.

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

At September 30, 2008, amounts borrowed by the Basell Group under the Senior Secured Credit Facility consisted of $482 million borrowed under term loan A, €1,290 million ($1,849 million) under term loan B, and Lyondell borrowings included $1,447 million borrowed under term loan A and $7,427 million under term loan B.  At September 30, 2008, borrowings of $1,293 million were outstanding under the Senior Secured Inventory-Based Credit Facility, $1,163 million on the part of Lyondell and $130 million on the part of the Basell Group.  At September 30, 2008, the outstanding borrowing under the Senior Secured Revolving Credit Facility was $860 million, of which $728 million was on the part of Lyondell and $132 million was on the part of the Basell Group.

Millennium’s indenture contains certain covenants; however Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment in June 2007 of its 9.25% Senior Notes due 2008.  The remaining covenants are described in Note 13 to Millennium’s Consolidated Financial Statements included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no changes in the terms of the covenants or the guarantees in the quarter ended September 30, 2008.

Millennium is a limited guarantor of certain debt of the Basell Group and Lyondell.  Millennium may not incur additional indebtedness in excess of 15% of Millennium’s Consolidated Net Tangible Assets (“CNTA”), as defined in the indenture for Millennium’s 7.625% Senior Debentures due 2026.  At September 30, 2008, Millennium’s CNTA was $2,055 million.

The guaranteed Basell Group debt, at September 30, 2008, includes an $8,000 million Interim Loan and 8.375% High Yield Notes due 2015, comprising borrowings of $615 million and €500 million ($717 million).

Interim Loan and Amendments—The Interim Loan, together with proceeds of other borrowings discussed below, was used to finance the acquisition of Lyondell.  If not repaid or exchanged, prior to the 12 months tenure, the Interim Loan converts to a senior secured loan in December 2008 and is due June 2015.  Prior to giving affect to the amendments discussed below, the Interim Loan bore interest at LIBOR plus an initial margin of 4.625%, which margin increased by 0.5% in June 2008 and September 2008 and increases by 0.5% for each three-month period thereafter, subject to a maximum interest rate of 12% per annum (or 12.5% in the event of certain rating declines) (the “Applicable Margin”).  Through a series of actions, the validity of which LyondellBasell Industries disputed, the joint lead arrangers (“JLAs”) had attempted to increase the applicable rate under the Interim Loan to 12% per annum.  Since June 16, 2008, LyondellBasell Industries has been paying 12% interest, which was approximately 4% higher than the applicable rate under the Interim Loan as at June 30, 2008, in order to avoid any allegation of default by the lenders.  LyondellBasell Industries had protested the higher rate and had reserved its right to recover any such amounts based upon a determination that the JLAs’ attempt to impose a rate increase is not supported by the terms of the applicable loan documentation.

On October 17, 2008, the agreement governing the Interim Loan was amended and restated, and the disputed interest settled.  Under the amended and restated agreement, the $8 billion principal amount of initial loans outstanding were retranched into:

(a)	$3.5 billion of fixed rate second lien loans, which bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades),

(b)	$2.0 billion of floating rate second lien loans and

(c)	$2.5 billion of floating rate third lien loans.

All of the floating rate loans bear interest at a rate equal to LIBOR (in the case of U.S. dollar loans) or EURIBOR (in the case of euro loans) plus the Applicable Margin.

The economic impact of the interest rates applicable to the retranched loans is effective as of June 16, 2008.

The amendments also include provisions allowing lenders

(i)
within 180 days after October 17, 2008, to convert retranched fixed rate second lien loans into fixed rate second lien notes or a combination of fixed rate second lien notes and up to $1 billion in aggregate principal amount of fixed rate third lien notes and/or fixed rate unsecured notes (and pursuant to a notice given on October 17, 2008, all of the fixed rate second lien loans will automatically convert into fixed rate second lien notes if no election is made by the lenders to convert a portion of the fixed rate second lien loans to fixed rate third lien or unsecured notes within this 180-day period) and

(ii)
following the time that the fixed rate second lien loans have been converted into exchange notes and certain lenders under the amended and restated agreement hold, in aggregate, less than $950 million of such notes, to convert new floating rate second lien loans into fixed rate second lien notes and to convert new floating rate third lien loans into fixed rate third lien notes and/or fixed rate unsecured notes.  In all such cases, the exchange notes will bear interest at a rate equal to 12% per annum (12.5% in the case of certain ratings downgrades), may be denominated in euro or dollars, and will have maturity dates between June 2015 and December 2019.

In addition, the amendments include revisions to some of the terms of the exchange notes to make them consistent, in some instances, with similar provisions of the senior secured credit facility.  The amendments also make other changes, including technical and typographical corrections.

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

In conjunction with the exercise by the JLAs of their flex rights, additional amendments were made to each of the Interim Loan, Senior Secured Inventory-Based Credit Facility, Revolving Credit Facility with Access Industries and Accounts Receivable Securitization Facility.  The amendments to the Interim Loan and Senior Secured Inventory-Based Credit Facility and the Revolving Credit Facility with Access Industries were effective on April 30, 2008.  The amendments to the Accounts Receivable Securitization Facility were effective on May 6, 2008.

Each of the Interim Loan, the Senior Secured Inventory-Based Credit Facility, the Accounts Receivable Securitization Facility and Revolving Credit Facility with Access Industries were amended to (i) conform to certain of the amendments to the Senior Secured Credit Facility and (ii) make other changes, including technical and typographical corrections.  In addition, the Senior Secured Inventory-Based Credit Facility was amended to allow Lyondell the future option to increase the aggregate amount of commitments under the facility by a further $500 million.

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

Effects of a breach—A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium could be forced into bankruptcy or liquidation.

Off-Balance Sheet Arrangements—Millennium is not a party to any contractual arrangements that fall within the Securities and Exchange Commission’s definition of off-balance sheet arrangements.

Equistar Liquidity and Capital Resources—LyondellBasell Industries manages the cash and liquidity of Equistar and its other subsidiaries as a single group and a global cash pool.  Substantially all of the group’s cash is managed centrally, with operating subsidiaries participating through an intercompany uncommitted revolving credit facility. The majority of the operating subsidiaries of LyondellBasell Industries, including Equistar, have provided guarantees or collateral for the debt of various LyondellBasell Industries subsidiaries totaling approximately $23 billion at September 30, 2008 that was used primarily to acquire Lyondell.

At September 30, 2008, Equistar’s long-term debt, under which Equistar is the primary obligor, was $130 million, and there were no current maturities.  In addition, Equistar recognized in its financial statements a total of $17,625 million of acquisition-related or push-down debt for which it is a guarantor, as described below, but is not the primary obligor (see Note 12 to Equistar’s Consolidated Financial Statements).  As a result of recognizing the push-down debt in its financial statements, Equistar has a $9,991 million deficit in partners’ capital; however, Equistar does not expect that it will be required to fund a substantial portion of the push-down debt.

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

As of September 30, 2008, there were no borrowings outstanding under the facility.  At each borrower’s option, loans under the revolving credit facility bear interest at rates equal to LIBOR plus 6% or the higher of the (i) federal funds rate plus 0.5% and (ii) prime rate, plus, in each case, 5%.  Interest rates may be adjusted, from time to time, based upon the First Lien Senior Secured Leverage Ratio as calculated at such time.  Neither Millennium nor Equistar can borrow under this facility.

At September 30, 2008, Equistar had cash on hand of $52 million.  The total amount available to borrowers under the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility totaled $83 million after giving effect to a total minimum unused availability requirement of $100 million and the total amount of outstanding letters of guarantee and letters of credit under the Senior Secured Inventory-Based Credit Facility.

b

The recent volatility in global financial markets has created a considerable amount of uncertainty as major financial institutions undergo financial difficulties.  Equistar is monitoring its positions with these institutions and taking steps to minimize its exposure to potential loss.

Equistar’s liquidity may be negatively affected in the short term due to the effects of the hurricane on accounts receivable and inventory levels, which determine availability under, respectively, the Accounts Receivable Securitization Facility and the Senior Secured Inventory-Based Credit Facility.  Illiquidity in global financial markets could also affect Equistar’s access to funds under its liquidity facilities.

The fair values of Equistar’s pension plans assets have decreased since December 31, 2007 as a result of significant turmoil in financial markets.  For additional information, see Note 13 to Equistar’s Consolidated Financial Statements.  Further declines in the fair values of the pension plans assets could require additional payments by Equistar in order to maintain specified funding levels.

Equistar believes that its cash balances, cash generated from operating activities, funds from lines of credit and cash generated from funding under various liquidity facilities available to Equistar through LyondellBasell Industries will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, and ongoing operations.

CURRENT BUSINESS OUTLOOK

During October 2008, Millennium’s Gulf Coast chemical operations were restarted following the hurricane.

The current global financial crisis and recessionary concerns have created substantial uncertainty for the global economy and the markets in which LyondellBasell Industries, including Millennium, operates.  Millennium’s markets are experiencing a softening of demand combined with continued unprecedented volatility in raw material costs.  During the fourth quarter of 2008, polymer demand in major markets and spot prices for some of Millennium’s products have declined significantly.  These conditions have also had a negative impact on trade credit available to Millennium and its suppliers and customers.

These conditions, which are expected to continue during the fourth quarter of 2008 and which may continue into 2009, could place further demands on Millennium’s liquidity. In addition, LyondellBasell Industries has two key debt compliance ratios based on EBITDA that it must continue to comply with in the fourth quarter of 2008 and in each quarter of 2009 and thereafter.

Millennium is taking steps to reduce costs, working capital and discretionary capital spending.  Furthermore, LyondellBasell Industries has expanded its synergy program to a broader, more substantial cost reduction program in anticipation of a potentially deeper economic downturn.  As part of this program, it is evaluating all of its strategic options with respect to asset utilization, including possible sale or other monetization of some assets, and a restructuring of the organization, including anticipated head count reductions of approximately 15 percent, to reduce costs.  LyondellBasell Industries expects full implementation of these programs within the next 12 to 18 months, but the benefits of these programs may not be realized until later periods.  Millennium expects to record a charge related to severance and related costs associated with the reorganization in the fourth quarter of 2008 and charges related to other costs associated with the potential impacts to the Millennium’s assets as incurred.

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

Item 3.  Disclosure of Market Risk

Millennium’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007.  Millennium’s exposure to market risk has not changed materially in the nine months ended September 30, 2008.

Item 4.  Controls and Procedures

Millennium performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of Millennium’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008.  Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Millennium’s disclosure controls and procedures are effective.

There were no changes in Millennium’s internal control over financial reporting that occurred during Millennium’s last fiscal quarter (the third quarter 2008) that have materially affected, or are reasonably likely to materially affect, Millennium’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While Millennium’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Millennium’s control.  Millennium’s actual results (including the results of its joint ventures) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	Millennium’s ability to comply with debt covenants and service its substantial debt,
•	the availability, cost and price volatility of raw materials and utilities, particularly the cost of oil and natural gas,
•	uncertainties associated with the U.S. and worldwide capital markets and economies,
•	the supply/demand balances for Millennium’s and its joint ventures' products, and the related effects of industry production capacities and operating rates,
•	legal, tax and environmental proceedings,
•	the cyclical nature of the chemical and refining industries,
•	available cash and access to capital markets,
•	technological developments, and Millennium’s ability to develop new products and process technologies,
•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	international political unrest and terrorist acts,
•	competitive products and pricing pressures,
•	Lyondell’s (including Millennium and its joint ventures) ability to implement its business strategies, including integration within LyondellBasell Industries, and
•	risks and uncertainties posed by international operations, including foreign currency fluctuations.

Any of these factors, or a combination of these factors, could materially affect Millennium’s future results of operations (including those of its joint ventures) and the ultimate accuracy of the forward-looking statements.  These forward-looking statements are not guarantees of future performance, and Millennium’s actual results and future developments (including those of its joint ventures) may differ materially from those projected in the forward-looking statements.  Millennium’s management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  See “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Equistar” for additional information about factors that may affect Millennium’s businesses and operating results (including those of its joint ventures).  These factors are not necessarily all of the important factors that could affect Millennium and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Millennium does not intend to update these statements unless applicable securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of what is discussed in the 10-Q, the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Millennium’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, except as disclosed below:

Litigation Matters—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium is currently named a defendant in 13 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Of these cases, most seek damages for personal injury and are brought by individuals, and two of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in two states (California and Ohio).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial.  The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.”  The new trial in this case began on November 1, 2005.  On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance.  On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial.  The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.  On March 16, 2007, the court entered a final judgment on the jury’s verdict.  On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.  On December 18, 2007, the trial court appointed two special masters to serve as “examiners” and to assist the trial court in the proposed abatement proceedings.  On May 15, 2008, the Rhode Island Supreme Court heard oral argument on, among other things, Millennium’s appeal of the jury’s verdict in favor of the State of Rhode Island.  On July 1, 2008, the Rhode Island Supreme Court unanimously reversed the jury’s verdict and subsequent judgment against Millennium and the other defendants, holding that the trial court should have granted Millennium’s motion to dismiss for failure to state a claim.  The Rhode Island Supreme Court’s verdict effectively ends this legal proceeding; however, Millennium along with the other named defendants are seeking recovery of their costs incurred defending the case.

On November 13, 2008, the Company received a Notice of Claims from the purchaser of the inorganic chemicals business alleging several breaches of representations and warranties contained in the sales and purchase agreement.  The Company is evaluating the claim which is subject to mandatory arbitration.

Environmental Matters—In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages.  The previously disclosed Texas Commission on Environmental Quality (“TCEQ”) notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit.  In July 2008, Millennium signed an Agreed Final Judgment resolving this lawsuit.  Under the terms of the settlement, Equistar Chemicals and Millennium Petrochemicals Inc. each agreed to pay $3,250,000 in penalties (with $500,000 being offset by funding of various local supplemental environmental projects by each company).  The companies also agreed to each pay $250,000 in attorney fees to the state.  This agreement resolved outstanding alleged violations at several company-owned and/or operated Texas facilities.  No other additional expenditures are required.  In September 2008, the settlement was entered by the court.

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

Item 1A.  Risk Factors

There have been no material developments with respect to Millennium’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, except as disclosed below:

Risks Related to Indebtedness

Millennium and its joint ventures require a significant amount of cash to service their indebtedness, and their ability to generate cash depends on many factors beyond its control, and on the performance of their subsidiaries and their ability to make distributions to Millennium and its joint ventures.

Millennium’s and its joint ventures businesses may not generate sufficient cash flow from operations to meet debt service obligations, future borrowings may not be available under current or future credit facilities in an amount sufficient to enable it to pay its indebtedness at or before maturity and Millennium may not be able to refinance its indebtedness on reasonable terms, if at all.  Factors beyond its control affect its results of operation and accordingly its ability to make these payments and refinancings.  These factors are discussed elsewhere in "Risk Factors" and "Forward-Looking Statements."

Further, Millennium’s ability to fund capital expenditures and working capital may depend on the availability of funds under lines of credit and other liquidity facilities.  If, in the future, sufficient cash is not generated from operations to meet debt service obligations and funds are not available under lines of credit or other liquidity facilities, Millennium may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts.  In addition, Millennium may need to refinance debt, obtain additional financing or sell assets, which Millennium may not be able to do on reasonable terms, if at all.  Global financial markets have been, and continue to be, volatile, which has caused a substantial deterioration in the credit and capital markets.  These conditions will likely continue and may make it difficult to obtain funding for Millennium’s ongoing capital needs.  In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly.  Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace.  This could potentially reduce Millennium’s sources of liquidity.  In addition, Millennium relies upon trade creditors to meet a substantial portion of its working capital requirements.  These suppliers could decrease payment periods, reduce the amount of credit extended to us, demand letters of credit or prepayments or cease doing business with it as a result of its significant leverage, a further ratings downgrade, any default under its debt instruments or as a result of the state of credit markets generally.

Although Millennium is highly leveraged, subject to limitations in its debt instruments, its parent may cause it to pay dividends for the benefit of the parent and its affiliates.  Cash used to pay dividends would not be available to pay principal of or interest on its debt, to make capital expenditures or for general corporate purposes.

Failure to comply with covenants or to pay principal of, and interest on, indebtedness when due could result in an acceleration of debt.

A breach by Millennium or any other obligor of the covenants or the failure to pay principal and interest when due under any of the Interim Loan, Senior Secured Credit Facilities, Asset-Based Facilities or other indebtedness of Millennium or its affiliates could result in a default or cross-default under all or some of those instruments.  If any such default or cross-default occurs, the applicable lenders may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In such circumstances, the lenders under the Senior Secured Credit Facilities, the Access Revolving Credit Facility and the ABL Inventory-Based Credit Facility also have the right to terminate any commitments they have to provide further borrowings, and the counterparties under the ABL Asset-Based Receivables Facility, as well as under legacy Basell U.S. and European securitization programs, may terminate further purchases of interests in accounts receivable and receive all collections from previously sold interests until they have collected on their interests in those receivables, thus reducing the entity's liquidity.  In addition, following such an event of default, the lenders under the Senior Secured Credit Facilities and the counterparties under the ABL Inventory-Based Credit Facility have the right to proceed against the collateral granted to them to secure the obligations, which in some cases includes its available cash.  If the obligations under the Interim Loan, Senior Secured Credit Facilities, the Asset-Based Facilities or any other material financing arrangement were to be accelerated, it is not likely that the obligors would have, or be able to obtain, sufficient funds to make these accelerated payments, and as a result Millennium could be forced into bankruptcy or liquidation.

The terms of the Interim Loan, Senior Secured Credit Facilities, the Access Revolving Credit Facility, Basell Notes due 2015, Asset-Based Facilities and other financing instruments may restrict Millennium’s current and future operations, particularly its ability to respond to changed business conditions or to take certain actions.

The Interim Loan, Senior Secured Credit Facilities, Access Revolving Credit Facility, Basell Notes due 2015, Asset-Based Facilities and other financing instruments contain a number of restrictive covenants that impose significant operating and financial restrictions on Millennium, as well as LyondellBasell Industries, and may limit Millennium’s ability to engage in acts that may be in its long-term best interests.  These include covenants restricting, among other things, Millennium’s ability to: incur, assume or permit to exist indebtedness or guarantees; incur, assume or permit to exist liens; make loans and investments; make external dividends or distributions, engage in mergers, acquisitions, and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness, and other material agreements; make dispositions of assets; engage in transactions with affiliates; enter into or permit to exist contractual obligations limiting its ability to make distributions or to incur or permit to exist liens; and alter the conduct of business.  In addition, the Senior Secured Credit Facilities, Access Revolving Credit Facility and Asset-Based Facilities contain covenants that limit the level of capital expenditures per year.  The Senior Secured Credit Facilities and Access Revolving Credit Facility also require the maintenance by LyondellBasell Industries of specified financial ratios: (1) a maximum First Lien Senior Secured Leverage Ratio (as defined) of 3.75:1.0 on a consolidated basis; and (2) a minimum Consolidated Debt Service Ratio (as defined) of 1.1:1.0 on a consolidated basis.  The Asset-Based Facilities require that total excess availability (as defined) under the Asset-Based Facilities may not be less than $100 million for two or more consecutive business days.  The Asset-Based Facilities also provide that if for any period of four consecutive fiscal quarters LyondellBasell Industries’ Fixed Charge Coverage Ratio (as defined), on a consolidated basis, is less than 1.10:1.0, then LyondellBasell Industries must maintain minimum levels of total excess availability (as defined).  In addition, due to a recent credit downgrade, LyondellBasell Industries is required to consult on a daily basis with the lenders under its securitization program in Europe, which could impact the availability of funds under such facility in the future.  Similar provisions could be triggered under the Basell securitization program in the U.S. The ability to meet those financial ratios and other requirements can be affected by events beyond Millennium’s control and, over time, these covenants may not be satisfied.  Given Millennium’s high debt level and other financial obligations, these and other financial ratios could significantly restrict its liquidity and its ability to incur additional debt through its various credit facilities or by accessing the financial markets.

A ratings downgrade may increase its interest costs and make it more difficult to finance Millennium’s operations.

Any downgrade in Millennium’s corporate ratings by any of the major credit rating agencies may result in more onerous terms for trade credit and higher borrowing costs for other indebtedness, and any new financing or credit facilities, if available at all, may not be on terms as attractive as those Millennium have currently or other terms acceptable to Millennium and its joint ventures.  As a result, ratings downgrades could adversely affect its ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness.  The failure to obtain sufficient financing or to refinance existing indebtedness could increase the risk that its leverage may adversely affect its future financial and operating flexibility.

The current instability and uncertainty in the global financial markets have created increased counterparty risk.

Millennium has exposure to various financial institutions under hedging arrangements, including interest rate, commodity and currency hedging contracts, and the risk of counterparty default is currently higher in light of existing capital market and economic conditions.  The recent credit crisis has also resulted in the potential losses on certain of its assets as a result of counterparty risk.  Reduced liquidity or financial losses resulting from exposure to the risk of counterparties could have a material adverse effect on our cash flow and financial condition.

The instability and uncertainty in the financial markets has also made it difficult to assess the risk of counterparties to current and future financing arrangements, investments and other contracts.  The financial markets, the U.S. economy and most European economies have altered the ability and willingness of certain financial institutions to extend credit in line with past practices.

Despite current indebtedness levels, Millennium may still be able to incur more debt.  This could increase the risks associated with its substantial level of financial obligations.

Although Millennium currently has limited ability to incur additional debt under certain of its debt arrangements, Millennium may be able to incur additional indebtedness in the future.  Although its debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and Millennium could incur additional indebtedness in compliance with these restrictions.  Among other things, Millennium may guarantee or incur additional obligations to the extent there is available capacity under the revolving credit facility portion of the Senior Secured Credit Facilities or under the Asset-Based Facilities.  See the "—Liquidity and Capital Resources" section under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Millennium’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  If Millennium incurs or guarantees additional financial obligations above the existing levels, the risks associated with its substantial level of financial obligations would increase.

Millennium’s variable rate obligations subject it to interest rate risk, which could cause its debt service obligations to increase significantly.

As of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, Millennium was an obligor with respect to approximately $21.4 billion of variable rate borrowings.  Although Millennium and its co-obligors may have interest rate hedge arrangements in effect from time to time, its interest expense could increase if interest rates increase, because its variable rate obligations may not be fully hedged and they bear interest at floating rates, generally equal to EURIBOR and LIBOR plus an applicable margin or, in the case of the Senior Secured Credit Facilities, may instead bear interest at the alternate base rate plus an applicable margin.  Additionally, the Asset-Based Facilities, consisting of the ABL Asset-Based Receivables Facility entered into in connection with the Lyondell acquisition and the ABL Inventory-Based Credit Facility, bear interest at floating rates or the alternate base rate plus an applicable margin.  In addition, $4.5 billion principal amount of loans under the Interim Loan bear interest at a floating rate equal to LIBOR or EURIBOR plus an applicable margin.  A change of 100 basis points or 1% of the floating rates as of September 30, 2008, taking into account the amendment and restatement of the Interim Loan on October 17, 2008, would change its total pre-tax interest charges by $3 million annually.

Risks Relating to the Business

The cyclicality and volatility of the  industries in which Millennium participates  may cause significant fluctuations in Millennium’s operating results.

Millennium’s historical operating results are subject to the cyclical and volatile nature of the supply-demand balance in the chemical industry, and its future operating results are expected to continue to be affected by this cyclicality and volatility.  The chemical industry historically has experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins.  The volatility the chemical industry experiences occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world.  This cyclicality and volatility results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

The global economic and political environment continues to be uncertain, and a decline in demand could place further pressure on its results of operations.  In addition, new capacity additions by some participants in the industry, especially those in Asia, including the Middle East, that began in 2006 and are expected to continue, could lead to another period of oversupply and low profitability.  The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.  As a consequence, Millennium is unable to accurately predict the extent or duration of future industry cycles or their effect on its business, financial condition or results of operations, and can give no assurances as to any predictions made in this report with respect to the timing, extent or duration of future industry cycles.

Millennium may reduce production at or idle a facility for an extended period of time or exit a business because of an oversupply of a particular product and/or a lack of demand for that particular product, or high raw material prices, which makes production uneconomical.  Millennium may also reduce production at its facilities because it has either fixed or minimum off-take arrangements with joint ventures or third parties.  Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings.  Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause it to incur costs, including the expenses of maintaining and restarting these facilities.  In addition, even though Millennium may need to reduce production, Millennium may still be required to continue to purchase or pay for utilities or raw materials under take-or-pay supply agreements.  It is possible that factors such as increases in raw material costs or lower demand in the future will cause it to reduce operating rates, idle facilities or exit uncompetitive businesses.

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Millennium and its joint ventures purchase large amounts of raw materials and energy for their businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of their operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, a weak U.S. dollar adds to the volatility in its raw material costs.  There have been, and will likely continue to be, periods of time when Millennium and its joint ventures are unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations.  Customer consolidation also has made it more difficult to pass along cost increases to customers.  The results of operations of Millennium and its joint ventures have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce its liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent Millennium and its joint ventures increase their product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on their results of operations.  See "—Millennium sells products in highly competitive global markets and face significant price pressures" below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry's raw materials and energy sources.  This environment has in the past caused, and may in the future cause, a reduction in Millennium’s or Equistar’s exports from North America, and has in the past reduced, and may in the future reduce, the competitiveness of U.S. producers.  It also has in the past increased the competition for product sales within North America, as production that would otherwise have been sold in other geographic regions.  This resulted in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, for Millennium and its joint ventures, there are a limited number of suppliers for some of their raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located.  It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas.  Having a sole or limited number of suppliers may result in it having limited negotiating power, particularly in the case of rising raw material costs.  Alternatively, where Millennium and its joint ventures have multiple suppliers for a raw material or utility, these suppliers may not make up for the loss of a major supplier.  Any new supply agreements Millennium and its joint ventures enter into may not have terms as favorable as those contained in its current supply agreements.  For some of their products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Millennium and its joint ventures form an integrated system.  This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials.

If one or more of Millennium’s or its joint ventures’ significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise disrupted, their businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations.  For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of its other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production.  In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area will negatively affect shipments of raw materials and product.

In addition, in light of recent volatility in raw material costs and its current debt levels, its suppliers could impose more onerous terms on it, resulting in shorter payment cycles and increasing its working capital requirements

Disruptions in financial markets and an economic downturn could adversely affect Millennium’s customers, and, therefore, its business.

Millennium’s and its joint venture’s results of operations are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world.  An economic downturn in the businesses or geographic areas in which it sells its products could substantially reduce demand for these products and result in a decrease in sales volumes.  Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and markets.  These factors, combined with volatile raw material prices, declining business and consumer confidence, increased unemployment and continuing financial market fluctuations, have precipitated an economic slowdown and could lead to an extended worldwide economic recession.  An economic slowdown caused by a recession could adversely effect Millennium’s and its joint venture’s businesses as these events would likely reduce worldwide demand for its products, in particular from its customers in industrial markets generally and specifically in the automotive, housing and consumer packaging industries.  Any of the foregoing events could result in an impairment of its assets, including goodwill.

Moreover, many of Millennium’s and its joint venture’s customers and suppliers rely on access to credit to adequately fund their operations.  These disruptions in financial markets and an economic slowdown could also adversely impact the ability of customers to finance the purchase of its products and creditworthiness of customers, and could adversely impact the ability or willingness of suppliers to provide us with raw materials for its business.

External factors beyond Millennium’s or its joint ventures’ control can cause fluctuations in demand for its products and in its prices and margins, which may result in lower operating results.

External factors beyond Millennium’s or its joint ventures’ control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for their products, and can magnify the impact of economic cycles on their businesses.  Examples of external factors include:

•	supply of and demand for crude oil and other raw materials;

•	changes in customer buying patterns and demand for its products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation; and

•	severe weather and natural disasters.

Also, Millennium believes that global events have had an impact on its businesses in recent years and may continue to do so.

In addition, a number of Millennium’s and its joint ventures’ products are highly dependent on durable goods markets, such as the construction and automotive markets, which also are cyclical and impacted by many of the external factors referenced above.  Many of Millennium’s and its joint ventures’ products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions.  The volatility and relatively elevated level of prices for crude oil and natural gas have resulted in increased raw material costs as compared to prior years, and the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Millennium and its joint ventures sell products in highly competitive global markets and face significant price pressures.

Millennium and its joint ventures sell their products in highly competitive global markets.  Due to the commodity nature of many of their products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service.  As a result, Millennium and its joint ventures generally are not able to protect their market position for these products by product differentiation and may not be able to pass on cost increases to their customers.

In addition, Millennium and its joint ventures face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us, such as large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region.  Increased competition from these companies could limit Millennium’s and its joint ventures’ ability to increase product sales prices in response to raw material and other cost increases, or could cause it to reduce product sales prices to compete effectively, which could reduce its profitability.  Competitors which have greater financial resources than Millennium and its joint ventures do may be able to invest significant capital into their businesses, including expenditures for research and development.  In addition, specialty products Millennium and its joint ventures produce may become commoditized over time.

Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for Millennium’s and its joint ventures’ products, either in the direction of the price change or in magnitude.  In addition, their ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products.  Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.  Even in periods during which raw material prices decline, Millennium and its joint ventures may suffer decreasing profits if raw material price reductions occur at a slower rate than decreases in the selling prices of their products.

Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements.  Significant adverse resolution of any such disputes also could reduce profitability.

Interruptions of operations at its facilities may result in liabilities or lower operating results.

Millennium and its joint ventures own and operate large-scale facilities, and their operating results are dependent on the continued operation of their various production facilities and the ability to complete construction and maintenance projects on schedule.  Material operating interruptions at their facilities, including interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Millennium and its joint ventures as a whole, during and after the period of such operational difficulties.

Although Millennium and its joint ventures take precautions to enhance the safety of their operations and minimize the risk of disruptions, their operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes.  These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties.  Furthermore, Millennium and its joint ventures also will continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on its premises as well as other persons located nearby, workers' compensation and other matters.

Millennium and its joint ventures maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that Millennium and its joint ventures believe are in accordance with customary industry practices, but Millennium and its joint ventures are not fully insured against all potential hazards incident to their businesses, including losses resulting from natural disasters, war risks or terrorist acts.  Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage.  If Millennium and its joint ventures were to incur a significant liability for which Millennium and its joint ventures were not fully insured, Millennium and its joint ventures might not be able to finance the amount of the uninsured liability on terms acceptable to them or at all, and might be obligated to divert a significant portion of their cash flow from normal business operations.

Millennium’s and its joint ventures’ operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Millennium and its joint ventures cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.  Millennium and its joint ventures also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at their current or former facilities or chemicals that they manufacture, handle or own.  In addition, because their products are components of a variety of other end-use products, Millennium and its joint ventures, along with other members of the chemical industry, are inherently subject to potential claims related to those end-use products.  Although claims of the types described above have not historically had a material impact on Millennium’s or its joint ventures’ operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Millennium or its joint ventures to pay claims, and could reduce their operating results.

Millennium and its joint ventures (together with the industries in which they operate) are subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.  Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations, and permits and licenses are subject to renewal, modification and in some circumstances, revocation.  Some of these laws and regulations are subject to varying and conflicting interpretations.  In addition, some of these laws and regulations require Millennium and its joint ventures to meet specific financial responsibility requirements.  Millennium and its joint ventures generally expect that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.  Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased costs and liabilities to Millennium and its joint ventures or limitations on their operations, and could subject their handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present.

Some risk of environmental costs and liabilities is inherent in Millennium’s and its joint ventures’ operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater.  In the U.S., the Superfund Amendments and Reauthorization Act of 1986 (the "Superfund") statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites.  All such responsible parties (or any one of them, including Millennium and its joint ventures) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site.  In addition, similar environmental laws and regulations that have been or may be enacted in other countries outside of the U.S. may impose similar liabilities and costs upon Millennium.

Millennium and its joint ventures have on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with national and state requirements with respect to some of these facilities.  Millennium and its joint ventures also have liabilities under the U.S. Resource Conservation and Recovery Act and various U.S. state and non-U.S. government regulations related to several current and former plant sites.  Millennium and its joint ventures also are responsible for a portion of the remediation of certain off-site waste disposal facilities.  Millennium and its joint ventures are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Superfund, including the Kalamazoo River Superfund Site discussed below.  Millennium and its joint ventures also have been named as a Potentially Responsible Parties (“PRP”) under CERCLA or similar law at several other sites.  Millennium’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Millennium’s and its joint ventures’ environmental matters, related accruals and environmentally related capital expenditures, see Note 14 to the Unaudited Consolidated Financial Statements, and Note 18 to the Consolidated Financial Statements, “Item 1A. Legal Proceedings—Environmental Matters” and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters" included in Millennium’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008 and "Item 1. Business—Environmental Capital Expenditures" included in Millennium’s Annual Report on Form 10-K for the year ended December 31, 2007.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on its results of operations and financial position.

Kalamazoo River Superfund Site—A Millennium subsidiary has been identified as a PRP under CERCLA or similar law with respect to the Kalamazoo River Superfund Site.  The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations.  Litigation concerning the matter commenced by the State of Michigan in December 1987 was recently dismissed, although the State reserved its right to bring certain claims in the future if the issues are not resolved in the CERCLA process.  In 2000, the Kalamazoo River Study Group (the "KRSG"), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river.  The estimated costs for these remedial options ranged from $0 to $2.5 billion.

Although the KRSG study identified a broad range of remedial options, management does not believe that any single remedy among those options represented the highest-cost reasonably possible outcome.  In 2004, Millennium recognized a liability representing Millennium's interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

At the end of 2001, the U.S. EPA took lead responsibility for the river portion of the site at the request of the State of Michigan.  In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.

As these discussions have continued, management has obtained new information about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river, and has been able to reasonably estimate anticipated costs for certain other segments of the river, based in part on experience to date with the remedy currently being applied to the one portion of the river.  As a result, management can reasonably estimate the probable spending for remediation of three segments of the river, which has been accrued as of September 30, 2008.  Management's best estimates for costs relating to other segments of the river, which may remain uncertain for the foreseeable future, also have been accrued, based on the KRSG study.  As of September 30, 2008, the probable additional future remediation spending associated with the river cannot be determined with certainty but the amounts accrued are believed to be the current best estimate of future costs, based on information currently available.

In addition, Millennium has recognized a liability primarily related to Millennium's estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium's ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedies selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  See Note 14 to the Unaudited Consolidated Interim Financial Statements in Millenium’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, for more information as to the accrued liabilities related to the Kalamazoo River and the two former paper mill sites with associated landfills.

Other regulatory requirements—In addition to the matters described above, Millennium and its joint ventures are subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of its facilities, and the transportation, exportation or registration of its products.  Although Millennium and its joint ventures have compliance programs and other processes intended to ensure compliance with all such regulations, Millennium and its joint ventures are subject to the risk that its compliance with such regulations could be challenged.  Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings in the U.S. alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance.  The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, seek equitable relief such as abatement of lead-based paint in buildings.  These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal.

While Millennium believes that it has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties.  Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings.  In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions.  Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on Millennium.  In addition, Millennium cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations.  Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium's results of operations.  In addition, Millennium has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation.  Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.  See "Item 1. Legal Proceedings" included in Millennium’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 for additional discussion regarding lead-based paint and lead pigment litigation.

Millennium and its joint ventures obtain a portion of its raw materials from sources outside the U.S., which subjects them to exchange controls, political risks and other risks.

Millennium and its joint ventures obtain a portion of its raw materials from sources outside the U.S., which subjects them to risks such as transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.  These events could increase the prices at which Millennium and its joint ventures can obtain raw materials or disrupt the supply of raw materials, which could reduce Millennium’s or its joint ventures’ operating results.  Millennium’s and its joint ventures’ compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which Millennium or its joint ventures may be subject could be challenged.  Furthermore, these laws may be modified, the result of which may be to prevent or limit subsidiaries from transferring cash to Millennium and its joint ventures.

Millennium pursues acquisitions, dispositions, partnerships and joint ventures, which may require significant resources and may not yield the expected benefits.

Millennium seeks opportunities to generate value through business combinations, purchases and sales of assets, partnerships, contractual arrangements or joint ventures.  Any future transaction may require that Millennium make significant cash investment, incur substantial debt or assume substantial liabilities.  In addition, these transactions may require significant managerial attention, which may be diverted from its other operations.  These capital, equity and managerial commitments may impair the operation of its businesses.

Transactions that Millennium pursue may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce the operating results of Millennium or its joint ventures in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of its businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.  Also, any future acquisitions of businesses or facilities could entail a number of additional risks, including, problems with effective integration of operations, the inability to maintain key pre-acquisition business relationships, increased operating costs, exposure to unanticipated liabilities, and difficulties in realizing projected efficiencies, synergies and cost savings.

Conflicts of interest between LyondellBasell Industries, Lyondell, Equistar and/or Millennium could be resolved in a manner that may be perceived to be adverse to Millennium.

Lyondell owns approximately 79% of Equistar, and Millennium owns the remaining approximately 21% of Equistar. Millennium and Equistar are indirect wholly owned subsidiaries of Lyondell and, as a result of LyondellBasell Industries’ December 20, 2007 acquisition of Lyondell, Lyondell, Equistar and Millennium are indirect wholly owned subsidiaries of LyondellBasell Industries. All executive officers of Lyondell, Equistar and Millennium and all members of Lyondell’s Board of Directors, Equistar’s Partnership Governance Committee and Equistar’s Board of Directors also serve as officers of LyondellBasell Industries. Conflicts of interest may arise between LyondellBasell Industries, Lyondell, Equistar and/or Millennium when decisions arise that could have different implications for LyondellBasell Industries, Lyondell, Equistar and/or Millennium, and conflicts of interest could be resolved in a manner that may be perceived to be adverse to Millennium and/or Equistar.  Millennium and Equistar depends to a significant degree on its owners for the administration of its business and has product supply arrangements with its owners. If those parties do not fulfill their obligations under the arrangements, Millennium’s and/or Equistar’s revenues, margins and cash flow could be adversely affected.  Millennium has various agreements and transactions with Lyondell and Equistar. For example, Millennium is party to shared services, loaned employee and operating arrangements with Lyondell and Equistar pursuant to which Lyondell, Equistar and Millennium provide many administrative and operating services to each other. Lyondell provides to Millennium services that are essential to the administration and management of Millennium’s business, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Accordingly, Millennium depends to a significant degree on Lyondell for the administration of Millennium’s business. If Lyondell did not fulfill its obligations under the shared services arrangement, it would disrupt Millennium’s business and could have a material adverse effect on Millennium’s business and results of operations. In addition, Millennium has product supply agreements with Lyondell and Millennium, pursuant to which Millennium sells a substantial amount of its products. Millennium expects to continue to derive a significant portion of its business from transactions with these parties. If they are unable or otherwise cease to purchase Millennium’s products, Millennium’s revenues, margins and cash flow could be adversely affected.

Item 6.  Exhibits

4.2
Amended and Restated Senior Secured Credit Agreement Dated as of April 30, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on May 6, 2008 and incorporated herein by reference)

4.3
Amended and Restated Bridge (Interim) Loan Credit Agreement Dated as of October 17, 2008 (filed as an exhibit to Lyondell Chemical Company’s Current Report on Form 8-K filed on October 23, 2008 and incorporated herein by reference)

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

Millennium Chemicals Inc.

Dated: November 13, 2008	/s/ Eberhard Faller
Eberhard Faller
Vice President, Controller and Chief Accounting Officer
(Duly Authorized and Principal Accounting Officer)